Form 10-Q
period 1995-03-31
NEUROGEN CORP
filed 1995-05-15
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 -------------

                                   FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995
                                       OR
        [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-18311


                              NEUROGEN CORPORATION
             (Exact name of registrant as specified in its charter)

                    Delaware                  22-2845714
        (State or other jurisdiction of    (I.R.S. Employer
        incorporation or organization)    Identification No.)

         35 Northeast Industrial Road
           Branford, Connecticut                 06405
  (Address of principal executive offices)     (Zip Code)

                                 (203) 488-8201
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X   No
                        -----    -----


  As of May 15, 1995, the registrant had 10,100,463 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                     INDEX


                                                                         Page
                                                                        Number
                                                                        ------

                         Part I - Financial Information


Item 1. Financial Statements............................................   1


          Balance Sheets at March 31, 1995 and
           December 31, 1994............................................   1,2
          Statements of Operations and Accumulated Deficit for the
           three-month periods ended March 31, 1995 and 1994............   3
          Statements of Cash Flows for the three-month periods ended
           March 31, 1995 and 1994......................................   4
          Notes to Financial Statements.................................   5


Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................   6-8

                          Part II - Other Information

Item 1.   Legal Proceedings.............................................   9

Item 2.   Changes in Securities.........................................   9

Item 3.   Defaults upon Senior Securities...............................   9

Item 4.   Submission of Matters to a Vote of Security Holders ..........   9

Item 5.   Other Information.............................................   9

Item 6.   Exhibits and Reports on Form 8-K..............................   9

Signature  .............................................................   10

Exhibit Index  .........................................................  11-13


                        Part I - Financial Information

Item 1 - Financial Statements

                        Neurogen Corporation
                           Balance Sheets


                       March 31,     December 31,
                         1995           1994
                      (Unaudited)     (Audited)
                     -------------   ------------
     Assets
Current assets:
Cash and cash
equivalents            $ 7,837,401    $ 9,439,727
Marketable
securities               6,207,790      6,040,434
Other current
assets                     299,433        398,542
                       -----------    -----------
Total current
assets                  14,344,624     15,878,703


Property, plant
& equipment:
Land                       425,000        425,000
Building                 8,384,368      8,379,703
Equipment                2,636,658      2,297,728
Furniture                  137,085        110,668
Equipment and
furniture under
capital lease                    -      1,200,000
                       -----------    -----------
                        11,583,111     12,413,099
Less accumulated
depreciation             1,586,282      2,588,476
                       -----------    -----------
Net property,
plant and
equipment                9,996,829      9,824,623
Other assets, net          190,316        185,752
                       -----------    -----------
                       $24,531,769    $25,889,078
                       ===========    ===========

See accompanying notes to financial statements.

                             Neurogen Corporation
                                Balance Sheets

                                                 March 31,    December 31,
                                                   1995           1994
                                                (Unaudited)     (Audited)
                                               -------------  -------------
Liabilities & Stockholders' Equity
Current Liabilities:
  Accrued expenses                             $    538,740   $    949,717
  Unearned revenue from collaborative
   partner                                          719,666              -
  Current portion of mortgage payable               145,581        141,125
  Current portion of capital lease
   obligation                                             -         30,863
                                               ------------   ------------

    Total current liabilities                     1,403,987      1,121,705

Mortgage payable, excluding current
 portion                                            581,777        619,887
Other compensation                                   62,587         62,587
Deferred gain on sale of assets                           -          4,375
                                               ------------   ------------

    Total liabilities                             2,048,351      1,808,554

Stockholders' Equity:
  Preferred stock, par value $.025 per share.
     Authorized 2,000,000 shares; none
      issued                                              -              -
  Common stock, par value $.025 per share.
     Authorized 30,000,000 shares; issued
     and outstanding 10,098,663 shares at
     March 31, 1995 and 10,082,763 shares at
     December 31, 1994                              252,467        252,069
  Additional paid-in capital                     45,681,091     45,607,590
  Accumulated deficit                           (23,466,643)   (21,766,182)
  Unrealized gain (loss) on marketable
   securities                                        16,503        (12,953)
                                               ------------   ------------
    Total stockholders' equity                   22,483,418     24,080,524
                                                          -              -
                                               ------------   ------------
                                               $ 24,531,769   $ 25,889,078
                                               ============   ============

See accompanying notes to financial statements.

                           Neurogen Corporation
            Statements of Operations and Accumulated Deficit

                                         Three Months   Three Months
                                            Ended           Ended
                                          March 31,       March 31,
                                             1995           1994
                                         (Unaudited)     (Unaudited)
                                         ------------   -------------
    Research revenue                     $  1,869,667    $  1,150,000

    Operating Expenses:
      Research and development              3,043,972       2,359,756
      General and administrative              688,432         797,527
                                         ------------    ------------
        Total operating expenses            3,732,404       3,157,283

    Other income (expense):
      Investment income                       180,375          55,661
      Interest expense                        (18,099)        (25,211)
                                         ------------    ------------
        Total other income (net)              162,276          30,450
                                         ------------    ------------
    Net loss                             $ (1,700,461)   $ (1,976,833)
                                         ------------    ------------
    Net loss per common share            $       (.17)   $       (.22)
                                         ============    ============

    Weighted average shares outstanding    10,084,000       8,970,000
                                         ------------    ------------

    Accumulated deficit:
      Beginning of period                $(21,766,182)   $(15,114,987)
                                         ------------    ------------

     End of period                       $(23,466,643)   $(17,091,820)
                                         ============    ============

    See accompanying notes to financial statements.

                             Neurogen Corporation
                           Statements of Cash Flows

                                          Three Months   Three Months
                                          Ended March     Ended March
                                              31,             31,
                                              1995            1994
                                           (Unaudited)    (Unaudited)
                                          ------------   -------------
Cash flows from operating activities:
  Net loss                                 $(1,700,461)    $(1,976,833)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
    Depreciation and amortization
     expense                                   202,264         212,285
    Unrealized loss on marketable
     securities                                      -          26,080
    Net gain on sale of assets                  (4,375)         (6,562)
  Changes in operating assets and
   liabilities:
    Decrease in accrued expenses              (410,977)        (77,504)
    Increase in unearned revenue from
     collaborative partner                     719,666               -
    Decrease in other current assets            99,109          57,682
    Increase in other assets                    (9,022)        (35,490)
                                           -----------     -----------
      Net cash used in operating
        activities                          (1,103,796)     (1,800,342)
                                           -----------     -----------

Cash flows from investing activities:
    Purchase of plant and equipment           (370,012)        (58,414)
    Purchases of marketable securities      (4,116,343)     (6,044,316)
    Sales of marketable securities           3,978,444       5,998,748
      Net cash used in investing
       activities                             (507,911)       (103,982)
                                           -----------     -----------

Cash flows from financing activities:
  Exercise of employee stock options            73,898               -
  Exercise of warrants                               -          30,000
  Principal payments under mortgage
   payable                                     (33,654)        (29,718)
  Principal payments under capital
   lease obligations                           (30,863)        (83,574)
                                           -----------     -----------
      Net cash provided by (used in)
       financing activities                      9,381         (83,292)
                                           -----------     -----------

      Net decrease in cash and cash
       equivalents                          (1,602,326)     (1,987,616)

Cash and cash equivalents at beginning
 of period                                   9,439,727       6,403,987
                                           -----------     -----------

Cash and cash equivalents at end of
 period                                    $ 7,837,401     $ 4,416,371
                                           ===========     ===========

See accompanying notes to financial statements.

                              Neurogen Corporation
                         Notes to Financial Statements
                                 March 31, 1995
                                  (Unaudited)



(1)  Basis of Presentation and Summary of Significant Accounting Policies
     ---------------------------------------------------------------------

     The unaudited financial statements have been prepared from the books and records of Neurogen Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the fiscal year.

(2)  Expiration of Capital Lease Obligations
     ---------------------------------------

     In March 1995, the Company purchased for $245,000 equipment which was the subject of an earlier sale/leaseback transaction and which the Company had leased over a four year period. Leased assets of $1,200,000 and related accumulated depreciation were removed from the Company's balance sheet when the assets were bought back.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

     Since its inception in September 1987, Neurogen has been engaged in the discovery and development of proprietary therapeutic products for the treatment of psychiatric and neurological disorders. The Company has not derived any revenue from product sales and expects to incur significant and increasing losses over at least the next several years as it continues to expand its discovery and development programs. Its revenues have come from two collaborative research agreements entered into with Pfizer Inc ("Pfizer") and from interest income. The Company entered into the first of these agreements (the "1992 Pfizer Agreement") in February 1992 to collaborate with respect to its anxiolytic and cognitive enhancer projects. The Company entered into its second agreement with Pfizer (the "1994 Pfizer Agreement" and collectively with the 1992 Pfizer Agreement, the "Pfizer Agreements") in June 1994 to collaborate with respect to its sleep disorder project.

     Results of Operations

       The Company's revenues were $1,869,667 for the three months ended March 31, 1995 compared to $1,150,000 for the same period in 1994. Research funding pursuant to the Pfizer Agreements constituted substantially all of the Company's revenues and increased 63% for the three month period ended March 31, 1995 compared to the same period in 1994. This increase is due to the commencement of the 1994 Pfizer Agreement. Other revenues consisting primarily of interest income, and gains and losses from U.S. government securities increased 268% for the first quarter of 1995 compared to the same period in 1994 due to higher interest rates and realized gains on the U.S. government securities.

       Research and development costs have increased $684,216, or 29%, to $3,043,972 for the three-month period ended March 31, 1995 as compared to the same period in 1994. This increase is due primarily to expansion of preclinical and clinical testing on the Company's lead antipsychotic compound, increased staffing levels and purchases of laboratory equipment, materials and supplies. Research and development costs represented 82% of total operating expenses for the first quarter of 1995 as compared to 75% for the same period in 1994. Neurogen expects research and development costs to increase significantly over the next several years as its drug development programs progress.

       General and administrative expenses decreased $109,095, or 14%, to $688,432 for the three-month period ended March 31, 1995 as compared to the same period in 1994. This decrease is primarily attributable to a refinement in the Company's allocation of expenses between research and development and general and administrative and to a general reduction in several areas. General and administrative expenses necessary to support the expanded research and development activities are expected to increase in the foreseeable future.

       The Company incurred a net loss of $1,700,461 for the three months ended March 31, 1995 as compared with a net loss of $1,976,833 for the same period in 1994. The net loss decreased in 1995 due primarily to revenue received under the 1994 Pfizer Agreement.

          Results of operations may vary from quarter to quarter depending on numerous factors, including the timing of future strategic alliances, joint ventures or financings, if any, the progress of the Company's research and development projects, technological advances and determinations as to the commercial potential of proposed products.

     Liquidity and Capital Resources

       At March 31, 1995 and December 31, 1994, cash, cash equivalents and marketable securities were in the aggregate $14,045,000 and $15,480,000, respectively. The decrease in 1995 was due to expanding operations.

       Neurogen's cash requirements to date have been met by the proceeds of its financing activities, including interest earned on such proceeds and research funding received pursuant to the Pfizer Agreements. The Company's financing activities to date include three private placement offerings of the Company's common stock during the period 1988 and 1989, a public offering of the Company's common stock in each of 1989 and 1991, and the sale of common stock to Pfizer in 1992 and 1994 in connection with entering into the Pfizer Agreements. Total funding received from these financing activities was approximately $45,400,000. The Company's expenditures to date have been primarily to fund research and development and general and administrative expenses, including hiring research and development, management and administrative personnel, and to construct and equip its research and development facility.

       In the first quarter of 1992, the Company entered into the 1992 Pfizer Agreement effective January 1992 pursuant to which Pfizer made a
     $13,750,000 equity investment in the Company.   Pursuant to the 1992 Pfizer
     Agreement, the Company expects to receive approximately  $18,400,000 during the four year period which commenced January 1, 1992 for research and development funding of the Company's anxiolytic and cognitive enhancer projects, and may receive an additional $4,600,000 for a fifth year should
     Pfizer exercise its option to extend the collaboration.   Neurogen could
     also receive additional milestone payments totaling $12,500,000 during the development and regulatory approval of its products. In return, Pfizer received the exclusive rights to manufacture and market GABA-based anxiolytics and cognition enhancers developed in the collaboration for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. As of March 31, 1995, Pfizer had provided $14,950,000 of research funding to the Company pursuant to the 1992 Pfizer Agreement, in addition to its equity investment in 1992.

       Neurogen and Pfizer entered into their second collaborative agreement, the 1994 Pfizer Agreement, in June 1994, pursuant to which Pfizer provided $9,864,000 in equity financing. Pursuant to the 1994 Pfizer Agreement, the Company expects to receive approximately $7,386,000 during the three-year period which commenced July 1, 1994, for research and development funding of the Company's sleep disorder project and may receive additional funding of $2,379,000 for a fourth year should Pfizer exercise its option to extend the collaboration. Neurogen could also receive additional milestone payments totaling $3,250,000 during the development and regulatory approval of its sleep disorder compounds. As part of this second collaboration, Pfizer received the exclusive right to manufacture and market GABA-based sleep disorder products developed in the collaboration for which it will pay Neurogen royalties depending upon levels of any net sales. As of March 31, 1995, Pfizer had provided $2,628,667 of research funding to the Company pursuant to the 1994 Pfizer Agreement, in addition to its equity investment in 1994.

          Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and marketing, if any, of drugs developed from the collaboration.

       The Company plans to use its cash balance to fund research and development activities, for working capital and for general corporate purposes. Neurogen anticipates that its cash balance and interest thereon, as supplemented by research funding pursuant to the Pfizer Agreements, will be sufficient to fund its current and planned operations into mid-1996. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to, the progress of the Company's research and development programs, the timing and results of preclinical testing and clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of its proposed products, the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs, conducting clinical studies, obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. The Company anticipates that it will augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. No arrangements have been entered into for any future financing and no assurances can be given that adequate levels of additional funding can be obtained and, if available, on favorable terms.

                          Part II - Other Information



Item 1.  Legal Proceedings

       Not applicable for the first quarter ended March 31, 1995.


Item 2.  Changes in Securities

       Not applicable for the first quarter ended March 31, 1995.


Item 3.  Defaults upon Senior Securities

       Not applicable for the first quarter ended March 31, 1995.


Item 4.  Submission of Matters to a Vote of Security Holders

       Not applicable for the first quarter ended March 31, 1995.


Item 5.  Other information

       Not applicable for the first quarter ended March 31, 1995.


Item 6.  Exhibits and Reports on Form 8-K

      (a) See Exhibit Index on page 11.

      (b) Reports on Form 8-K

      The Company made no filings on Form 8-K during the quarter ended March 31, 1995.

                                   Signature



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NEUROGEN CORPORATION



                                      By:/s/   STEPHEN R. DAVIS
                                        -----------------------
                                         Stephen R. Davis
                                         Vice President-Finance and
                                         Chief Financial Officer


Date:  May 15, 1995

                                 Exhibit Index
                                 -------------

      Exhibit
      -------
      Number
      ------

      10.1 - Neurogen Corporation Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended December 31, 1991).

      10.2 - Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended December 31, 1992).

      10.3 - Neurogen Corporation 1993 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

      10.4 - Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Omnibus Incentive Plan (incorporated by reference of Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

      10.5 - Neurogen Corporation 1993 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

      10.6 - Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Non-Employee Directors Stock Option Program (incorporated by reference to
              Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

      10.7 - Employment Contract between the Company and Harry H. Penner, Jr., dated as of October 12, 1993 (incorporated by reference to Exhibit
              10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

      10.8 - Employment Contract between the Company and John F. Tallman, dated as of December 1, 1993 (incorporated by reference to Exhibit
              10.25 the Company's Form 10-G for the quarterly period ended September 30, 1994).

      10.9 - Open-End Mortgage Deed and Security Agreement between the Company and Orion Machinery & Engineering Corp., dated March 16, 1989 (incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-29709 on Form S-1).

      10.10  -  Construction Agreement between the Company and Frank E. Downes
              Construction Company, Inc., dated August 25, 1992    (incorporated
              by reference to Exhibit 10.17 to the Company's Form 10-K for the fiscal year ended December 31, 1992).

      10.11 - Letter Agreement between the Company and Biotechnology Venture Fund S.A., dated August 5, 1988 (incorporated by reference to
              Exhibit 10.26 to Registration Statement No. 33-29709 on Form S-1).

      10.12 - Letter Agreement between the Company and Biotechnology Venture Fund S.A., dated February 5, 1989 (incorporated by reference to
              Exhibit 10.27 to Registration Statement No. 33-29709 on Form S-1).

      10.13 - Letter Agreement between David Blech and Peter McPartland, dated February 17, 1989 (incorporated by reference to Exhibit 10.28 to Registration Statement No. 33-29709 on Form S-1).

      10.14 - Letter Agreement between David Blech and Isaac Blech and Michael Drew, dated February 21, 1989 (incorporated by reference to
              Exhibit 10.29 to Registration Statement No. 33-29709 on Form S-1).

      10.15 - Letter Agreement between the Company and Schroder International Trust Co., Ltd., dated February 24, 1989 (incorporated by reference to Exhibit 10.30 to Registration Statement No. 33-29709 on Form S-1).

      10.16 - Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.31 to Registration Statement No. 33-29709 on Form S-1).

      10.17 - Warrant to Purchase 47,058 Shares of Common Stock to MMC/GATX Partnership No. I, dated February 20, 1991 (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended December 31, 1990).

      10.18 - Collaborative Research Agreement between the Company and Pfizer Inc, dated as of January 1, 1992 (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K for the fiscal year ended December 31, 1991).

      10.19 - License Agreement between the Company and the National Technical Information Service, dated as of January 1, 1992 (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the fiscal year ended December 31, 1991).

      10.20 - Cooperative Research and Development Agreement between the Company and the National Institutes of Health, dated as of January 21, 1992 (incorporated by reference to Exhibit 10.37 to the Company's Form 10-K for the fiscal year ended December 31, 1991).

      10.21 - Letter Agreement between the Company and Robert H. Roth dated April 14, 1994 (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended December 31, 1994).

      10.22 - Letter Agreement between the Company and Barry M. Bloom, dated January 12, 1994 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended December 31,
              1993).

      10.23 - Collaborative Research Agreement between the Company and Pfizer Inc, dated as of July 1, 1994 (incorporated by reference of Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1994).

      10.24 - Stock Purchase Agreement between the Company and Pfizer dated as of July 1, 1994 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1994).

      10.25 - Registration Rights and Standstill Agreement Among Neurogen Corporation and the Persons and Entities listed on Schedule I thereto, dated as of July 11, 1994 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarterly period ended September 30, 1994).

      11.1  -  Computation of Net Loss per Common Share.

      27.1  -  Financial Data Schedule