Form 10-Q
period 1995-06-30
NEUROGEN CORP
filed 1995-08-10
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

           [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Yes  X            No
                        ---             ---


  As of August 9, 1995, the registrant had 10,138,333 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                     INDEX


                                                                           Page
                                                                          Number
                                                                          ------

                         Part I - Financial Information




Item 1.    Financial Statements...........................................     1

           Balance Sheets at June 30, 1995 and
           December 31, 1994..............................................   1,2
           Statements of Operations and Accumulated Deficit for the
           three-month periods ended June 30, 1995 and 1994 and for the
           six-month periods ended June 30, 1995 and 1994.................     3
           Statements of Cash Flows for the six-month periods ended
           June 30, 1995 and 1994.........................................     4
           Notes to Financial Statements..................................   5-6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  7-11

                          Part II - Other Information

Item 1.      Legal Proceedings..................................  11

Item 2.      Changes in Securities..............................  11

Item 3.      Defaults upon Senior Securities....................  11

Item 4.      Submission of Matters to a Vote of Security Holders  11

Item 5.      Other Information..................................  12

Item 6.      Exhibits and Reports on Form 8-K...................  12

Signature    ...................................................  13

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                             NEUROGEN CORPORATION
                                BALANCE SHEETS

                                                  JUNE 30,        DECEMBER 31,
                                                    1995             1994
                                                 (UNAUDITED)       (AUDITED)
                                                 -----------       ---------
                          Assets
Current assets:
  Cash and cash equivalents                      $ 24,246,293      $  9,439,727
  Marketable securities                             5,697,547         6,040,434
  Other current assets                                333,465           398,542
                                                 ------------      ------------
    Total current assets                           30,277,305        15,878,703

Property, plant & equipment:
  Land                                                425,000           425,000
  Building                                          8,401,582         8,379,703
  Equipment                                         2,938,801         2,297,728
  Furniture                                           140,364           110,668
  Equipment and furniture under capital lease               -         1,200,000
                                                 ------------      ------------
                                                   11,905,747        12,413,099
  Less accumulated depreciation                     1,750,161         2,588,476
                                                 ------------      ------------
   Net property, plant and equipment               10,155,586         9,824,623
Other assets, net                                     206,446           185,752
                                                 ------------      ------------
                                                 $ 40,639,337      $ 25,889,078
                                                 ============      ============

See accompanying notes to financial statements.

                             NEUROGEN CORPORATION
                                BALANCE SHEETS

                                                    June 30,     December 31,
                                                      1995           1994
                                                  (Unaudited)     (Audited)
                                                 -------------  -------------
        Liabilities and Stockholders' Equity
Current Liabilities:
  Accrued expenses                                $  1,021,766  $    949,717
  Unearned revenue from collaborative partner        3,900,000             -
  Current portion of mortgage payable                  150,178       141,125
  Current portion of capital lease obligation                -        30,863
                                                  ------------  ------------
    Total current liabilities                        5,071,944     1,121,705

Mortgage payable, excluding current portion            542,464       619,887
Other compensation                                      62,587        62,587
Deferred gain on sale of assets                              -         4,375
                                                  ------------  ------------

    Total liabilities                                5,676,995     1,808,554

Stockholders' Equity:
  Preferred stock, par value $.025 per share.
    Authorized 2,000,000 shares; none issued
  Common stock, par value $.025 per share.
    Authorized 30,000,000 shares; issued and
     outstanding 10,128,133 shares at June 30,
     1995 and 10,082,763 shares at
     December 31, 1994                                 253,203       252,069
  Additional paid-in capital                        45,806,431    45,607,590
  Accumulated deficit                              (11,232,368)  (21,766,182)
  Unrealized gain (loss) on marketable securities      135,076       (12,953)
                                                  ------------  ------------
    Total stockholders' equity                      34,962,342    24,080,524
                                                  ------------  ------------
                                                  $ 40,639,337  $ 25,889,078
                                                  ============  ============


See accompanying notes to financial statements.

                                                       NEUROGEN CORPORATION
                                         STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                     Three Months    Three Months      Six Months      Six Months
                                        Ended           Ended            Ended           Ended
                                     June 30, 1995   June 30, 1994    June 30, 1995   June 30, 1994
                                      (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
                                      -----------     -----------      -----------     -----------
Operating revenues:
  License fees                       $ 14,000,000    $          -     $ 14,000,000    $          -
  Research revenue                      1,869,666       1,150,000        3,739,333       2,300,000
                                     ------------    ------------     ------------    ------------
    Total operating revenues           15,869,666       1,150,000       17,739,333       2,300,000

Operating expenses:
  Research & development                2,845,719       1,983,893        5,889,691       4,343,649
  General & administrative                817,870         828,624        1,506,302       1,626,151
                                     ------------    ------------     ------------    ------------
    Total operating expenses            3,663,589       2,812,517        7,395,993       5,969,800

Other income (expense):
  Investment income                       273,095          96,928          453,470         152,589
  Interest expense                        (17,897)        (22,846)         (35,996)        (48,057)
                                     ------------    ------------     ------------    ------------
    Total other income, net               255,198          74,082          417,474         104,532

Net income (loss) before provision
 for income taxes                    $ 12,461,275    $ (1,588,435)    $ 10,760,814    $ (3,565,268)
Provision for income taxes           $    227,000               -     $    227,000               -
                                     ------------    ------------     ------------    ------------
Net income (loss)                    $ 12,234,275    $ (1,588,435)    $ 10,533,814    $ (3,565,268)
                                     ------------    ------------     ------------    ------------
Earnings (loss) per share:
  Primary                            $       1.10    $      (0.18)    $       0.96    $      (0.40)
                                     ============    ============     ============    ============
  Fully diluted
                                     $       1.07    $          -     $       0.93    $          -
                                     ============    ============     ============    ============
Shares used in calculation of
 earnings (loss) per share:
  Primary                              11,172,000       8,974,000       10,958,000       8,972,000
                                     ============    ============     ============    ============
  Fully diluted
                                       11,401,000               -       11,381,000               -
                                     ============    ============     ============    ============
Accumulated deficit:
  Beginning of period                $(23,466,643)   $(17,091,820)    $(21,766,182)   $(15,114,987)
                                     ------------    ------------     ------------    ------------
  End of period                      $(11,232,368)   $(18,680,255)    $(11,232,368)   $(18,680,255)
                                     ============    ============     ============    ============

See accompanying notes to condensed financial statements.

                             NEUROGEN CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                   Six Months     Six Months
                                                 Ended June 30, Ended June 30,
                                                      1995           1994
                                                  (Unaudited)     (Unaudited)
                                                 -------------- --------------
Cash flows from operating activities:
  Net income (loss)                               $ 10,533,814   $ (3,565,268)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
    Depreciation and amortization expense              376,173        427,131
    Unrealized loss on marketable securities                 -         61,474
    Net loss (gain) on sale of assets                    3,053        (13,125)
  Changes in operating assets and liabilities:
    Increase in accrued expenses                        72,043         29,184
    Increase in unearned revenue from
     collaborative partner                           3,900,000              -
    Decrease in other current assets                    65,076         74,866
    Increase in other assets, net                      (29,610)      (149,275)
                                                  -------------  -------------
      Net cash provided by (used in) operating
       activities                                   14,920,549     (3,135,013)
                                                  -------------  -------------

Cash flows from investing activities:
  Purchase of plant and equipment                     (705,648)      (277,679)
  Purchases of marketable securities                (7,573,237)    (8,360,449)
  Sales of marketable securities                     8,064,154      8,224,197
                                                  -------------  -------------
    Net cash used in investing activities             (214,731)      (413,931)
                                                  -------------  -------------

Cash flows from financing activities:
  Exercise of employee stock options                   199,976              -
  Exercise of warrants                                       -         50,000
  Principal payments under mortgage payable            (68,370)       (60,375)
  Principal payments under capital lease
   obligations                                         (30,858)      (169,510)
                                                  -------------  -------------
    Net cash provided by (used in) financing
     activities                                        100,748       (179,885)
                                                  -------------  -------------

    Net increase (decrease) in cash and cash
     equivalents                                    14,806,566     (3,728,829)

Cash and cash equivalents at beginning of period     9,439,727      6,403,987
                                                  -------------  -------------

Cash and cash equivalents at end of period        $ 24,246,293   $  2,675,158
                                                  =============  =============


See accompanying notes to financial statements.

                             NEUROGEN CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)



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

(2)  Agreement with Schering-Plough Corporation
     ------------------------------------------

          In June 1995, Neurogen and Schering Corporation and Schering-Plough Ltd. (together, "Schering-Plough") Schering-Plough entered into the Collaboration and License Agreement dated as of June 28, 1995 (the "Schering-Plough Agreement") to collaborate in the discovery and development of antipsychotics and drugs for other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14.0 million for the rights to Neurogen's dopamine compounds and $3.0 million for the right to test Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Schering-Plough also agreed to pay an additional $3.0 million in 1996 for the right to test additional libraries. Moreover, Neurogen is entitled to receive approximately $7.2 million during the two-year period which commenced June 28, 1995 for research and development funding of the Company's antipsychotic program and may receive additional research and development funding of up to $3.6 million per year for three additional one-year periods depending on whether and the extent to which Schering-Plough exercises its right to extend the collaboration beyond July 1997. Neurogen could also receive milestone payments of up to approximately $32.0 million if it achieves certain development and regulatory objectives regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

(3)  Earnings per Common Share
     -------------------------

          Earnings per common share are computed in accordance with the treasury stock method. Primary and fully diluted earnings per share are based upon the weighted average number of common shares and dilutive common stock equivalents outstanding. Common stock equivalents include outstanding options under the Company's stock option plan and outstanding warrants to purchase shares of the Company's common stock. The common stock equivalents have not been included in periods with losses as their inclusion would be antidilutive.

(4)  Filing of Registration Statement
     --------------------------------

          In July 1995, the Company filed a Registration Statement with the Securities and Exchange Commission to offer and sell up to 2,875,000 shares of common stock through an underwritten public offering. The offering is expected to be completed in the third quarter of 1995.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Since its inception in September 1987, Neurogen has been engaged in the discovery and development of proprietary therapeutic products for the treatment of psychiatric and neurological disorders. The Company has not derived any revenue from product sales and excluding the effect of $14,000,000 in one-time license fees received from Schering-Plough in 1995, expects to incur significant and increasing losses over at least the next several years, as it continues to expand its discovery and development programs. Its revenues to date have come from two collaborative research agreements entered into with Pfizer Inc. ("Pfizer"), one collaboration and license agreement with Schering-Plough and from interest income. The Company and Pfizer entered into the Collaborative Research Agreement dated as of January 1, 1992 (the "1992 Pfizer Agreement") to collaborate with respect to the development of compounds for anxiety and cognition disorders. The Company and Pfizer entered into the Collaborative Research Agreement dated as of July 1, 1994 (the "1994 Pfizer Agreement" and together with the 1992 Pfizer Agreement, the "Pfizer Agreements") to collaborate with respect to its sleep disorder program. The Company entered into the Schering-Plough Agreement in June 1995 to develop and market compounds for the treatment of psychiatric disorders which act through the dopamine family of receptors.

     RESULTS OF OPERATIONS

          Results of operations may vary from period to period depending on numerous factors, including the timing of payments received under existing or future strategic alliances, joint ventures or financings, if any, the progress of the Company's research and development projects, technological advances and determinations as to the commercial potential of proposed products. Neurogen expects research and development costs to increase significantly over the next several years as its drug development programs progress. In addition, general and administrative expenses necessary to support the expanded research and development activities are expected to increase for the foreseeable future.

     THREE MONTHS ENDED JUNE 30, 1995 AND 1994

          In June 1995, the Company received, and recognized as revenue, $14,000,000 in one-time license fees from Schering-Plough in connection with entering into the Schering-Plough Agreement. The Company's operating revenues were $15,869,666 for the three months ended June 30, 1995 compared to $1,150,000 for the same period in 1994. This increase is due primarily to the above-referenced $14,000,000 in one-time license fees. Research funding pursuant to the Pfizer Agreements increased 63% for the three-month period ended June 30, 1995 compared to the same period in 1994, due to the commencement of the 1994 Pfizer Agreement in the third quarter of 1994. The Company will begin recognizing research revenue under the Schering-Plough Agreement in the third quarter of 1995. Research funding under the 1992 Pfizer Agreement, which has represented $4.6 million per year for the last three years, is scheduled to terminate at the end of 1995 if Pfizer does not extend the collaboration.

          Research and development costs have increased $861,826, or 43%, to $2,845,719 for the three-month period ended June 30, 1995 as compared to the same period in 1994. This increase is due primarily to expansion of preclinical and clinical testing on the Company's lead antipsychotic compound, increased staffing levels and purchases of laboratory equipment, materials and supplies. Research and development costs represented 78% of total operating expenses for the second quarter of 1995 as compared to 71% for the same period in 1994.

          General and administrative expenses decreased $10,754, or 1%, to $817,870 for the three-month period ended June 30, 1995 as compared to the same period in 1994.

          Other revenues, consisting primarily of interest income and gains and losses from U.S. government securities, increased 182% for the second quarter of 1995 compared to the same period in 1994 due to realized gains on U.S. government securities and a higher level of invested funds.

          The Company recognized net income of $12,234,275 for the three months ended June 30, 1995 as compared with a net loss of $1,588,435 for the same period in 1994. The net income in 1995 is primarily due to the increase in revenues resulting from one-time license fees of $14,000,000 from Schering-Plough Corporation for the rights to Neurogen's dopamine compounds.

     SIX MONTHS ENDED JUNE 30, 1995 AND 1994

          In June 1995, the Company received, and recognized as revenue, $14,000,000 in one-time license fees from Schering-Plough in connection with entering into the Schering-Plough Agreement. The Company's operating revenues were $17,739,333 for the six months ended June 30, 1995 compared to $2,300,000 for the same period in 1994. This increase is due primarily to the above-referenced $14,000,000 in one-time license fees. In addition, research funding pursuant to the Pfizer Agreements increased 63% for the six-month period ended June 30, 1995 compared to the same period in 1994, due to the commencement of the 1994 Pfizer Agreement in the third quarter of 1994. The Company will begin recognizing research revenue under the Schering-Plough Agreement in the third quarter of 1995. Research funding under the 1992 Pfizer Agreement, which has represented $4.6 million per year for the last three years, is scheduled to terminate at the end of 1995 if Pfizer does not extend the collaboration.

          Research and development costs have increased $1,546,042 or 36% to $5,889,691 for the six-month period ended June 30, 1995 as compared to the same period in 1994. This increase is due primarily to expansion of preclinical and clinical testing on the Company's lead antipsychotic compound, increased staffing levels and purchases of laboratory equipment, materials and supplies. Research and development costs represented 80% of total operating expenses for the first six months of 1995 as compared to 73% for the same period in 1994.

          General and administrative expenses decreased $119,849 or 7% for the six-month period ended June 30, 1995 as compared to the same period in 1994. This decrease is primarily attributable to a refinement in the Company's allocation of expenses between research and development and general and administrative and to a general reduction of expenses in several areas.

          Other revenues, consisting primarily of interest income and gains and losses from U.S. government securities, increased 197% for the first six months of 1995 compared to the same period in 1994 due to higher interest rates, realized gains on U.S. government securities and a higher level of invested funds.

       The Company recognized net income of $10,533,814 for the six-month period ended June 30, 1995 as compared with a net loss of $3,565,268 for the same period in 1994. The net income in 1995 is primarily due to the increase in revenues resulting from one-time license fees of $14,000,000.

     from Schering-Plough Corporation for the rights to Neurogen's dopamine compounds.

       In 1993 and 1994, respectively, the Company adopted Financial Accounting Standards Board Statements No. 109, "Accounting for Income Taxes" ("SFAS 109") and, No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Adoption of SFAS 109 and 115 did not have a significant impact on the Company's financial statements.

     LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1995 and December 31, 1994, cash, cash equivalents and marketable securities were in the aggregate $29,944,000 and $15,480,000, respectively. The increase in 1995 was primarily due to $17,900,000 (including $3,900,000 of unearned revenue) received from Schering-Plough in connection with entering into the Schering-Plough Agreement, offset in part by the application of such resources to fund operations. At December 31, 1994, 1993 and 1992, cash, cash equivalents and marketable securities were in the aggregate $15,480,000, $12,326,000 and $19,423,000, respectively.
     The increase in 1994 was due to cash received pursuant to the 1994 Pfizer Agreement. The decrease in 1993 was primarily a result of $3,382,699 in cash required to fund operations in excess of cash generated from operations, together with office and research facility and equipment additions of $3,075,347. The Company's aggregate level of cash, cash equivalents and marketable securities have fluctuated in the past and are expected to fluctuate in the future as a result of the factors described below.

          Neurogen's cash requirements to date have been met by the proceeds of its financing activities, including interest earned on such proceeds and research funding received pursuant to the Pfizer Agreements and the Schering-Plough Agreement and one-time license fees from the Schering-Plough Agreement. The Company's financing activities have included three private placement offerings of the Company's common stock during 1988 and 1989, a public offering of the Company's common stock in each of 1989 and 1991 and the sale of common stock to Pfizer in 1992 and 1994 in connection with entering into the Pfizer Agreements. Total funding received from these financing activities was approximately $45,400,000. The Company's expenditures have been primarily to fund research and development and general and administrative expenses including hiring, management and administrative personnel, and to construct and equip its research and development facility.

          In the first quarter of 1992, the Company entered into the 1992 Pfizer Agreement effective January 1992 pursuant to which Pfizer made a $13,750,000 equity investment in the Company. Pursuant to the 1992 Pfizer Agreement, the Company expects to receive approximately $18,400,000 during the four-year period which commenced January 1, 1992 for research and development funding of the Company's anxiolytic (anxiety-reducing drugs) and cognitive enhancer programs, and may receive up to an additional $4,600,000 for a fifth year should Pfizer exercise its option to extend the collaboration. Neurogen could also receive milestone payments of up to $12,500,000 during the development and regulatory approval of its products. In return, Pfizer received the exclusive rights to manufacture and market anxiolytics that act through the family of receptors which interact with the neuro-transmitter gama-aminobutyric acid, or GABA, and cognition enhancers developed in the collaboration for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. As of June 30, 1995, Pfizer had provided $16,100,000 of research funding to the Company pursuant to the 1992 Pfizer Agreement, in addition to its equity investment in 1992.

          Neurogen and Pfizer entered into their second collaborative agreement, the 1994 Pfizer Agreement, in July 1994, pursuant to which Pfizer provided $9,864,000 in equity financing. Pursuant to the 1994 Pfizer Agreement, the

     Company expects to receive approximately $7,386,000 during the three-year period which commenced July 1, 1994, for research and development funding of the Company's sleep disorder program and may receive up to an additional $2,379,000 for a fourth year should Pfizer exercise its option to extend the collaboration. Neurogen could also receive milestone payments of up to $3,250,000 during the development and regulatory approval of its sleep disorder compounds. As part of this second collaboration, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products developed in the collaboration for which it will pay Neurogen royalties depending upon net sales levels, if any. As of June 30, 1995, Pfizer had provided $2,628,667 of research funding to the Company pursuant to the 1994 Pfizer Agreement, in addition to its equity investment in 1994.

          Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and marketing, if any, of drugs developed from the collaboration.

          In June 1995, Neurogen and Schering-Plough entered into the Schering-Plough Agreement pursuant to which Neurogen and Schering-Plough are collaborating in the discovery and development of antipsychotics and drugs for other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14,000,000 for the rights to Neurogen's dopamine compounds and $3,000,000 for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Schering-Plough also agreed to pay an additional $3,000,000 in 1996 for the right to test additional libraries. Moreover, Neurogen expects to receive approximately $7,200,000 during the two-year period which commenced June 28, 1995, of which $900,000 had been paid as of June 30, 1995, for research and development funding of the Company's antipsychotic program. The Company may receive additional research and development funding of up to $3,600,000 per year for three additional one-year periods depending on whether and the extent to which Schering-Plough exercises its right to extend the collaboration. Neurogen could also receive milestone payments of up to approximately $32,000,000 if it achieves certain development and regulatory objectives regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any.

          The Company plans to use its cash balance for its research and development activities, working capital and general corporate purposes. Neurogen anticipates that its cash balance, as supplemented by research funding pursuant to the Pfizer Agreements and the Schering-Plough Agreement, will be sufficient to fund its current and planned operations through 1997. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to, the progress of the Company's research and development programs, the timing and results of preclinical testing and clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of its proposed products, the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs, conducting clinical studies, obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. The Company anticipates that it will augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. No arrangements have been entered into for any future financing and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

     As of December 31, 1994, for federal income tax purposes, the Company had generated net operating loss carryforwards of approximately $22,800,000, which are scheduled to expire in the years 2003 through 2009. A significant portion of these net operating loss carryforwards will be utilized in 1995 as a result, in part, of one-time payments received and corresponding revenues recognized pursuant to the Schering-Plough Agreement. Future issuance of securities by the Company and/or sales of securities by the Company's principal shareholders could result in an ownership change as defined by Section 382 of the Internal Revenue Code of 1986. Such an ownership change could limit the Company's utilization of net operating loss carryforwards to offset future taxable income, if any.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         Not applicable for the quarter ended June 30, 1995.


ITEM 2.  CHANGES IN SECURITIES

         Not applicable for the quarter ended June 30, 1995.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable for the quarter ended June 30, 1995.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 6, 1995 the Company held its annual meeting of stockholders (i) to elect a board of eleven directors (Proposal 1) and (ii) to approve the appointment by the Board of Directors of KPMG Peat Marwick LLP as the independent auditors for the Company for fiscal year ending December 31, 1995 (Proposal 2).

         The stockholders elected the persons named below, the Company's nominees for directors, as directors of the Company, casting votes in favor of such nominees or withholding votes as indicated:


                                         Votes in Favor  Votes Withheld
                                         --------------  ---------------

Barry M. Bloom, Ph.D.                    6,147,791              500
Robert N. Butler, M.D.                   6,147,791              500
Frank C. Carlucci                        6,147,791              500
Jeffrey J. Collinson                     6,147,791              500
Robert M. Gardiner                       6,147,791              500
Richard D. Harrison                      6,147,791              500
Mark Novitch, M.D.                       6,147,791              500
Harry H. Penner, Jr.                     6,147,791              500
Robert H. Roth, Ph.D.                    6,147,791              500
John Simon                               6,147,791              500
John F. Tallman, Ph.D.                   6,147,791              500

      The Stockholders approved Proposal 2, voting as follows:

                    Affirmative Votes      Negative Votes  Votes Abstained
                    -----------------      --------------  ---------------

                       6,147,791                0              500

        Of the shares held by brokers, shares not voted were as follows:

                                            Not Voted
                                            ---------
Proposal 1                                     -0-
Proposal 2                                     -0-

ITEM 5.  OTHER INFORMATION

         Not applicable for the quarter ended June 30, 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K
         -------------------

         The Company filed a Current Report on Form 8-K, dated June 15, 1995, reporting in Item 5 that the Company had entered into the Schering-Plough Agreement to jointly develop a new generation of pharmaceuticals that bind selectively to specific dopamine receptor sub-types. The Form 8-K included in Item 7 a copy of the news release dated June 15, 1995, announcing the matters described in Item 5 of the Form 8-K. The Company filed a Current Report on Form 8-K, dated July 28, 1995, including in
         Item 7 a copy of the Schering-Plough Agreement with certain confidential matters omitted under a request for Confidential Treatment.

         The Company made no other filings on Form 8-K during the quarter ended June 30, 1995.

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


Date:  August 10, 1995

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

      10.8 - Employment Contract between the Company and John F. Tallman, dated as of December 1, 1993 (incorporated by reference to Exhibit
              10.25 to the Company's Form 10-Q for the quarterly period ended September 30, 1994).

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

     10.23 - Collaborative Research Agreement between the Company and Pfizer Inc, dated as of July 1, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1994).

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

     10.26 - Collaboration and License Agreement between the Company and Schering Corporation and Schering-Plough Ltd. dated as of June 28, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 28, 1995 and subject to a request for Confidential Treatment).

     11.1  -  Computation of Income (Loss) per Common Share.

     27.1  -  Financial Data Schedule.