Form 10-Q
period 1995-09-30
NEUROGEN CORP
filed 1995-11-14
CIK 849043

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             --------------------

                                   FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended  September 30, 1995
                                       OR
         [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


                    Yes  X          No
                         -          ---


  As of November 13, 1995, the registrant had 13,077,491 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION
                                     INDEX

                                                                         Page
                                                                         Number
                                                                         ------

                         Part I - Financial Information
Item 1.    Financial Statements...........................................     1

           Balance Sheets at September 30, 1995 and
           December 31, 1994..............................................   1,2
           Statements of Operations and Accumulated Deficit for the three-
           month periods ended September 30, 1995 and 1994 and for the
           nine-month periods ended  September 30, 1995 and 1994..........     3
           Statements of Cash Flows for the nine-month periods ended
           September 30, 1995 and 1994....................................     4
           Notes to Financial Statements..................................   5-6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  7-11


                          Part II - Other Information
Item 1.      Legal Proceedings............................................  11

Item 2.      Changes in Securities........................................  11

Item 3.      Defaults upon Senior Securities..............................  11

Item 4.      Submission of Matters to a Vote of Security Holders..........  11

Item 5.      Other Information............................................  12

Item 6.      Exhibits and Reports on Form 8-K.............................  12

Signature    .............................................................  13

                Part I - Financial Information        9/95 10 - Q Balance Sheet


Item 1 - Financial Statements


                             NEUROGEN CORPORATION
                                BALANCE SHEETS

                                         SEPTEMBER 30,       DECEMBER 31,
                                             1995                1994
                                         (UNAUDITED)          (AUDITED)
                                         -----------          ---------
             ASSETS
Current assets:
  Cash and cash equivalents               $65,957,934        $ 9,439,727
  Marketable securities                     6,374,723          6,040,434
  Other current assets                        699,863            398,542
                                          -----------        -----------
    Total current assets                   73,032,520         15,878,703

Property, plant & equipment:
  Land                                        425,000            425,000
  Building                                  8,406,633          8,379,703
  Equipment                                 3,382,666          2,297,728
  Furniture                                   143,377            110,668
  Equipment and furniture under
    capital lease                                  -           1,200,000
                                          -----------        -----------
                                           12,357,676         12,413,099
  Less accumulated depreciation             1,918,312          2,588,476
                                          -----------        -----------
    Net property, plant and equipment      10,439,364          9,824,623
Other assets, net                             359,339            185,752
                                          -----------        -----------
                                          $83,831,223        $25,889,078
                                          ===========        ===========

        See accompanying notes to financial statements.

Item 1 - Financial Statements

                             Neurogen Corporation
                                Balance Sheets

                                                    September 30,  December 31,
                                                        1995           1994
                                                     (Unaudited)     (Audited)
                                                    -------------  ------------
        Liabilities & Stockholders' Equity
Current Liabilities:
  Accrued expenses                                  $  1,710,283   $    949,717
  Unearned revenue from collaborative partner          4,494,667             -
  Current portion of mortgage payable                    154,920        141,125
  Current portion of capital lease obligation                  -         30,863
                                                    ------------   ------------
     Total current liabilities                         6,359,870      1,121,705

Mortgage payable, excluding current portion              501,909        619,887
Other compensation                                        62,587         62,587
Deferred gain on sale of assets                                -          4,375
                                                    ------------   ------------
     Total liabilities                                 6,924,366      1,808,554

Stockholders' Equity:
  Preferred stock, par value $.025 per share.
    Authorized 2,000,000 shares; none issued                   -              -
  Common stock, par value $.025 per share.
    Authorized 30,000,000 shares; issued and
    outstanding 13,033,233 shares at September
    30, 1995 and 10,082,763 shares at December
    31, 1994                                             325,831        252,069
  Additional paid-in capital                          88,777,100     45,607,590
  Accumulated deficit                                (12,272,079)   (21,766,182)
  Unrealized gain (loss) on marketable securities         76,005        (12,953)
                                                    ------------   ------------
    Total stockholders' equity                        76,906,857     24,080,524

                                                    $ 83,831,223   $ 25,889,078
                                                    ============   ============

See accompanying notes to financial statements.

                             Neurogen Corporation
               Statements of Operations and Accumulated Deficit

                                   Three Months    Three Months     Nine Months     Nine Months
                                      Ended           Ended           Ended           Ended
                                  Sept. 30, 1995  Sept. 30, 1994  Sept. 30, 1995  Sept. 30, 1994
                                   (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                  --------------  --------------  --------------  --------------
Operating revenues:
  License fees                    $          -    $          -    $ 14,000,000    $          -
  Research revenue                   2,644,667       1,744,667       6,384,000       4,044,667
                                  ------------    ------------    ------------    ------------
    Total operating revenues         2,644,667       1,744,667      20,384,000       4,044,667

Operating Expenses:
  Research & development             3,660,341       3,024,952       9,550,032       7,368,601
  General & administrative             654,453         546,764       2,160,755       2,172,915
                                  ------------    ------------    ------------    ------------
    Total operating expenses         4,314,794       3,571,716      11,710,787       9,541,516

Other income (expense):
  Investment income                    647,436         179,957       1,100,906         332,546
  Interest expense                     (17,020)        (21,885)        (53,016)        (69,942)
                                  ------------    ------------    ------------    ------------
    Total other income, net            630,416         158,072       1,047,890         262,604

Net income (loss) before
 provision for income taxes       $ (1,039,711)   $ (1,668,977)   $  9,721,103    $ (5,234,245)
Provision for income taxes                   -               -    $    227,000               -
                                  ------------    ------------    ------------    ------------
Net income (loss)                 $ (1,039,711)   $ (1,668,977)   $  9,494,103    $ (5,234,245)
                                  ------------    ------------    ------------    ------------
Earnings (loss) per share:
  Primary                         $      (0.09)   $      (0.17)   $       0.82    $      (0.56)
                                  ============    ============    ============    ============
  Fully diluted                   $          -    $          -    $       0.79    $          -
                                  ============    ============    ============    ============
Shares used in calculation
 of earnings (loss) per
 share:
  Primary                           11,359,000      10,080,000      11,600,000       9,346,000
                                  ============    ============    ============    ============
  Fully diluted                              -               -      12,056,000               -
                                  ============    ============    ============    ============
Accumulated deficit:
  Beginning of period             $(11,232,368)   $(18,680,255)   $(21,766,182)   $(15,114,987)
                                  ------------    ------------    ------------    ------------
  End of period                   $(12,272,079)   $(20,349,232)   $(12,272,079)   $(20,349,232)
                                  ============    ============    ============    ============

See accompanying notes to financial statements.

                             Neurogen Corporation      9/95 10 - Q Cash Flow
                           Statements of Cash Flows


                                                                   Nine Months             Nine Months
                                                                 Ended Sept. 30,         Ended Sept. 30,
                                                                      1995                    1994
                                                                   (Unaudited)             (Unaudited)
                                                                 ---------------         ---------------
Cash flows from operating activities:
  Net income (loss)                                               $   9,494,103          $ (5,234,245)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Depreciation and amortization expense                               547,615               651,596
    Unrealized loss on marketable securities                                  -                76,209
    Net loss (gain) on sale of assets                                     3,053               (16,652)
  Changes in operating assets and liabilities:
    Increase in accrued expenses                                        760,561               189,856
    Increase in unearned revenue from collaborative partner           4,494,667               594,667
    Increase in other current assets                                   (301,322)             (251,733)
    Increase in other assets, net                                      (185,795)              (64,164)
                                                                  -------------          ------------
       Net cash provided by (used in) operating
         activities                                                  14,812,882           (4,054,466)
                                                                  -------------          ------------
Cash flows from investing activities:
    Purchase of plant and equipment                                  (1,157,576)             (461,938)
    Purchases of marketable securities                              (16,647,511)          (11,732,864)
    Sales of marketable securities                                   16,402,180            11,560,469
                                                                  -------------          ------------
      Net cash used in investing activities                          (1,402,907)             (634,333)
                                                                  -------------          ------------
Cash flows from financing activities:
  Exercise of employee stock options                                    354,677                    -
  Exercise of warrants                                                        -                90,000
  Proceeds from sale of common stock, net                            42,888,595             9,864,000
  Principal payments under mortgage payable                            (104,182)              (91,999)
  Principal payments under capital lease obligations                    (30,858)             (257,891)
                                                                  -------------          ------------
    Net cash provided by financing
      activities                                                     43,108,232             9,604,110
                                                                  -------------          ------------
     Net increase in cash and cash equivalents
       equivalents                                                   56,518,207             4,915,311

Cash and cash equivalents at beginning of period                      9,439,727             6,403,987
                                                                  -------------          ------------
Cash and cash equivalents at end of period                        $  65,957,934          $ 11,319,298
                                                                  =============          ============

See accompanying notes to financial statements.

                              NEUROGEN CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)



(1)  Basis of Presentation and Summary of Significant Accounting Policies
     --------------------------------------------------------------------

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

(2)  Public Offering
     ---------------

        In August 1995, the Company completed the issuance of an additional 2,875,000 shares of common stock through an underwritten public offering which resulted in net proceeds of $42,888,595.

(3)  Lease of Additional Facilities
     ------------------------------

        In the third quarter, the Company entered into a ten year lease agreement to lease 24,000 square feet of space in a building adjacent to the Company's existing research facility. The Company has a renewal option to extend the lease for an additional ten year period and an additional option to purchase the building after the sixth year of the lease. The Company anticipates that the renovation of the leased facility into laboratory and office space will be completed by or near the end of 1996. Future minimum rental lease payments for the five years subsequent to September 30, 1995 are:

          1996                             $  126,000
          1997                             $  126,000
          1998                             $  126,000
          1999                             $  126,000
          2000                             $  126,000
          Thereafter                       $  756,000
                                           ----------
          Total minimum lease payments     $1,386,000

(4)  Subsequent Event
     ----------------

               On November 6, 1995, the Company announced that it had reached an agreement in principle with Pfizer Inc ("Pfizer") on a new collaboration to develop and commercialize drugs for the treatment of obesity and eating disorders. Under the terms of the proposed agreement, Pfizer will purchase 750,000 shares of common stock for $16,500,000 at a price of $22.00 per share and pay Neurogen $3.5 million as a license fee. In addition Pfizer will fund a three year research program with an option to extend for two additional years at the rate of $2.4 million per year and will also pay milestones of up to approximately $28 million on collaboration drugs as they proceed through clinical development.

               Neurogen can earn a portion of the profit, if any, generated by sales of collaboration drugs in the North American Free Trade Agreement (NAFTA) countries by funding a portion of the cost of clinical trials and marketing in these countries. If Neurogen chooses not to exercise the profit-sharing option, Pfizer will pay Neurogen royalties on any marketed drugs in NAFTA countries. Pfizer will pay royalties on any marketed drugs in non-NAFTA countries under either scenario.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Since its inception in September 1987, Neurogen has been engaged in the discovery and development of proprietary therapeutic products for the treatment of psychiatric and neurological disorders. The Company has not derived any revenue from product sales and, excluding the effect of $14 million in one-time license fees received from Schering-Plough Corporation ("Schering-Plough") in 1995, expects to incur significant losses over at least the next several years. Its revenues to date have come from two collaborative agreements with Pfizer Inc. ("Pfizer"), one collaboration with Schering-Plough and from investment income. The Company and Pfizer entered into certain agreements dated as of January 1, 1992 (the "1992 Pfizer Agreement") to develop drugs for anxiety and cognition disorders. Neurogen and Pfizer entered into additional agreements dated as of July 1, 1994 (the "1994 Pfizer Agreement" and together with the 1992 Pfizer Agreement, the "Pfizer Agreements") to develop drugs to treat sleep disorders. In June 1995, Neurogen and Schering-Plough entered into agreements to develop drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors and to allow Schering-Plough to screen certain libraries of compounds from Neurogen's combinatorial chemistry program (the "Schering-Plough Agreement").

     RESULTS OF OPERATIONS

            Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future strategic alliances, joint ventures or financings, if any, the progress of the Company's research and development projects, technological advances and determinations as to the commercial potential of proposed products. Neurogen expects research and development costs to increase significantly over the next several years as its drug development programs progress. In addition, general and administrative expenses necessary to support the expanded research and development activities are expected to increase for the foreseeable future.

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

            The Company's operating revenues were $2.64 million for the three months ended September 30, 1995 compared to $1.74 million for the same period in 1994. This increase is due to the commencement of the research program under the Schering-Plough Agreement in the third quarter of 1995. Research funding pursuant to the Pfizer Agreements and Schering-Plough Agreement constituted all of the Company's research revenues and increased 52% for the three-month period ended September 30, 1995 compared to the same period in 1994.

            Research and development costs have increased $635,000 or 21%, to $3.66 million for the three-month period ended September 30, 1995 as compared to the same period in 1994. This increase is due primarily to expansion of preclinical and clinical testing on the Company's lead eating disorders compound and increased staffing levels. Research and development costs represented 85% of total operating expenses in the third quarters of both 1995 and 1994.

            General and administrative expenses increased $108,000 or 20%, for the three-month period ended September 30, 1995 as compared to the same period in 1994. This increase is primarily attributable to a refinement in the Company's allocation of expenses between general and administrative and research and development.

            Other income (net), consisting primarily of interest income and net gains from U.S. government securities, increased 299% for the third quarter of 1995 compared to the same period in 1994 due primarily to a higher level of invested funds.

            The Company incurred a net loss of $1.04 million for the three months ended September 30, 1995, as compared with a net loss of $1.67 million for the same period in 1994. The decrease in the net loss in 1995 is primarily due to the commencement of the research program under the Schering-Plough Agreement in July 1995 and the increase in interest earnings noted above, offset in part by the increase in operating expenses noted above.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

            In June 1995, the Company received, and recognized as revenue, $14 million in one-time license fees from Schering-Plough in connection with entering into the Schering-Plough Agreement. The Company's operating revenues were $20.38 million for the nine months ended September 30, 1995, compared to $4.04 million for the same period in 1994. This increase is due primarily to the above-referenced $14.0 million in one-time license fees. In addition, research revenues increased from $4.04 million to $6.38 million for the nine-month period ended September 30, 1995, an increase of 58%, due to the commencement of the 1994 Pfizer Agreement in the third quarter of 1994 and the Schering-Plough Agreement in the third quarter of 1995.

            Research and development costs have increased $2.18 million, or 30%, to $9.55 million for the nine-month period ended September 30, 1995 as compared to the same period in 1994. This increase is due primarily to expansion of preclinical and clinical testing on the Company's lead schizophrenia and eating disorders compounds and increased staffing levels. Research and development costs represented 82% of total operating expenses for the first nine months of 1995 as compared to 77% for the same period in 1994.

            General and administrative expenses during the nine month period ended September 30, 1995 were unchanged as compared to the same period in 1994.

            Other income (net), consisting primarily of interest income, and net gains from U.S. government securities, increased $785,000 or 299% for the first nine months of 1995 compared to the same period in 1994 due primarily to a higher level of invested funds.

            The Company recognized net income of $9.49 million for the nine-month period ended September 30, 1995 as compared with a net loss of $5.23 million for the same period in 1994. The change in earnings is primarily due to the one-time license fees of $14 million from Schering-Plough and the above noted increases in research revenue and interest income offset in part by increases in operating expenses.

            In 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Adoption of SFAS 115 did not have a significant impact on the Company's financial statements.

     LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 1995 and December 31, 1994, cash, cash equivalents and marketable securities were in the aggregate $72.33 million and $15.48 million, respectively. The increase in 1995 was primarily due to net proceeds of $42.89 million received from the sale of 2,875,000 of common stock to the public and $17 million (including $3 million of unearned revenue) received from Schering-Plough in connection with entering into the
     Schering-Plough Agreement.   The Company's aggregate level of cash, cash
     equivalents and marketable securities have fluctuated in the past and are expected to fluctuate in the future as a result of the factors described below.

            Neurogen's cash requirements to date have been met by the proceeds of its financing activities, amounts received pursuant to the Pfizer Agreements and the Schering-Plough Agreement and interest earned on invested funds. The Company's financing activities include three private placement offerings of the Company's common stock during 1988 and 1989, a public offering of the Company's common stock in each of 1989, 1991 and 1995, and the private sale of common stock to Pfizer in connection with entering into the Pfizer Agreements. Total funding received from these financing activities was approximately $88.3 million. The Company's expenditures have been primarily to fund research and development and general and administrative expenses.

            In the first quarter of 1992, the Company entered into the 1992 Pfizer Agreement pursuant to which Pfizer made a $13.8 million equity investment in the Company. Under such agreement, the Company has received or is scheduled to receive $4.6 million in each of 1992, 1993, 1994 and 1995 to fund Neurogen's research in its anxiolytic (anxiety-reducing drugs) and cognitive enhancer programs. In addition, Neurogen and Pfizer agreed in October 1995 to extend this research collaboration through 1996. Under the terms of this extension, Neurogen will receive another $4.6 million during 1996 and the parties expect to focus the resources of this collaborative effort primarily on Neurogen's sleep disorder program. Neurogen could also receive milestone payments of up to $12.5 million during the development and regulatory approval of its anxiolytic and cognition enhancement products. In return, Pfizer received the exclusive rights to manufacture and market anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter gama-aminobutyric acid, or GABA, and for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. As of September 30, 1995, Pfizer had provided $17.3 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, in addition to its equity investment in 1992.

            Neurogen and Pfizer entered into their second collaborative agreement, the 1994 Pfizer Agreement, in July 1994, pursuant to which Pfizer provided $9.9 million in equity financing. Under such agreement, the Company has received or is scheduled to receive approximately $7.4 million during the three-year period which commenced July 1, 1994, to fund Neurogen's research in its sleep disorder program and may receive up to an additional $2.4 million for a fourth year should Pfizer exercise its option to extend the collaboration. Neurogen could also receive milestone payments of up to $3.3 million during the development and regulatory approval of its sleep disorder compounds. As part of this second collaboration, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties depending upon net sales levels, if any. As of September 30, 1995, Pfizer had provided $3.8 million of research funding to the Company pursuant to the 1994 Pfizer Agreement, in addition to its equity investment in 1994.

            Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and marketing, if any, of drugs developed from the collaboration.

            In June 1995, Neurogen and Schering-Plough entered into the Schering-Plough Agreement pursuant to which Neurogen and Schering-Plough are collaborating in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14 million for the rights to Neurogen's dopamine compounds and $3 million for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Schering-Plough also agreed to pay an additional $3 million in 1996 for the right to test additional libraries. Neurogen expects to receive approximately $7.2 million during the two-year period which commenced June 28, 1995, of which $1.8 million had been paid as of September 30, 1995, for research and development funding of the Company's schizophrenia program. The Company may receive additional research and development funding of up to $3.6 million per year for three additional one-year periods depending on whether and the extent to which Schering-Plough exercises its right to extend the collaboration. Neurogen could also receive milestone payments of up to approximately $32 million if it achieves certain development and regulatory objectives regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and

     Neurogen retained the rights to receive royalties based on net sales levels, if any.

            On November 6, 1995, the Company announced that it had reached an agreement in principle with Pfizer Inc ("Pfizer") on a new collaboration to develop and commercialize drugs for the treatment of obesity and eating disorders. Under the terms of the proposed agreement, Pfizer will purchase 750,000 shares of common stock for $16,500,000 at a price of $22.00 per share and pay Neurogen $3.5 million as a license fee. In addition Pfizer will fund a three year research program with an option to extend for two additional years at the rate of $2.4 million per year and will also pay milestones of up to approximately $28 million on collaboration drugs as they proceed through clinical development. Neurogen can earn a portion of the profit, if any, generated by sales of collaboration drugs in the North American Free Trade Agreement (NAFTA) countries by funding a portion of the cost of clinical trials and marketing in these countries. If Neurogen chooses not to exercise the profit-sharing option, Pfizer will pay Neurogen royalties on any marketed drugs in NAFTA countries. Pfizer will pay royalties on any marketed drugs in non-NAFTA countries under either scenario.

            The Company plans to use its cash balance for its research and development activities, working capital and general corporate purposes. Neurogen anticipates that its current cash balance (excluding the anticipated proceeds and effect of the proposed eating disorders collaboration noted above), as supplemented by research funding pursuant to the Pfizer Agreements and the Schering-Plough Agreement, will be sufficient to fund its current and planned operations through 1998. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to, the progress of the Company's research and development programs, the timing and results of preclinical testing and clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of its proposed products, the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs, conducting clinical studies, obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. The Company anticipates that it may augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. No arrangements have been entered into for any future financing and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

            As of December 31, 1994, for federal income tax purposes, the Company had generated net operating loss carryforwards of approximately $22.8 million, which are scheduled to expire in the years 2003 through 2009. A significant portion of these net operating loss carryforwards will be utilized in 1995 as a result, in part, of one-time payments received and corresponding revenues recognized pursuant to the Schering-Plough Agreement. Future issuance of securities by the Company and/or sales of securities by the Company's principal shareholders could result in an ownership change as defined by Section 382 of the Internal Revenue Code of 1986. Such an ownership change could limit the Company's utilization of net operating loss carryforwards to offset future taxable income, if any.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         Not applicable for the quarter ended September 30, 1995.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable for the quarter ended September 30, 1995.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable for the quarter ended September 30, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable for the quarter ended September 30, 1995.

ITEM 5.  OTHER INFORMATION

         Not applicable for the quarter ended September 30, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On July 28, 1995, the Company filed a copy of the Schering-Plough Agreement (with certain confidential portions deleted) on Form 8-K. On August 16, 1995, the Company refiled a copy of the Schering-Plough Agreement (with certain revised confidential portions deleted) on Form 8-KA. The Company made no other filings on Form 8-K during the quarter ended September 30, 1995.

                                   Signature



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NEUROGEN CORPORATION



                                    By:/s/  STEPHEN R. DAVIS
                                            ----------------
                                             Stephen R. Davis
                                           Vice President-Finance and
                                             Chief Financial Officer


Date:  November 13, 1995

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

     10.11 - Letter Agreement between the Company and Biotechnology Venture Fund S.A., dated August 5, 1988 (incorporated by reference to
               Exhibit 10.26 to Registration Statement No. 33-29709 on Form S-
               1).

     10.12 - Letter Agreement between the Company and Biotechnology Venture Fund S.A., dated February 5, 1989 (incorporated by reference to
               Exhibit 10.27 to Registration Statement No. 33-29709 on Form S-
               1).

     10.13 - Letter Agreement between David Blech and Peter McPartland, dated February 17, 1989 (incorporated by reference to Exhibit 10.28 to Registration Statement No. 33-29709 on Form S-1).

     10.14 - Letter Agreement between David Blech and Isaac Blech and Michael Drew, dated February 21, 1989 (incorporated by reference to
               Exhibit 10.29 to Registration Statement No. 33-29709 on Form S-
               1).

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

     10.26 - Collaborative Research Agreement between the Company and Schering-Plough Corporation (incorporated by reference to Exhibit
               10.1 to the Company's Form 8-K dated July 28, 1995.

     10.27 Lease Agreement between the Company and Commercial Building Associates dated as of July 26, 1995.

     11.1      Computation of Income (Loss) per Common Share.

     27.1      Financial Data Schedule.