Form 10-K
period 1995-12-31
NEUROGEN CORP
filed 1996-04-01
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR


[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-18311

                              NEUROGEN CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 22-2845714
         (State or other jurisdiction of                (I.R.S. Employer
         Corporation or organization)                   Identification No.)

                          35 NORTHEAST INDUSTRIAL ROAD
                          BRANFORD, CONNECTICUT  06405
               (Address of principal executive offices)(Zip Code)

                                 (203) 488-8201
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
          Common Stock, par value $.025 per share (the "Common Stock")
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                             YES   X       NO
                                 ------      ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $326,529,700 as of March 1, 1996, based upon the closing price of the Common Stock as reported on The Nasdaq National Market on such date. For purposes of determining this number, shares of Common Stock held by officers, directors and stockholders whose ownership exceeds five percent were excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

         As of March 1, 1996, the registrant had 14,042,409 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 (1) The Neurogen Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 1996, is incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

                                     PART I
ITEM 1.  BUSINESS

         Neurogen Corporation ("Neurogen" or the "Company") is an emerging neuropharmaceutical company engaged in the discovery and development of a new generation of drugs to treat psychiatric and neurological disorders by regulating nerve cell (neuron) communication in the brain. The Company is developing "receptor subtype specific" drugs based on its expertise in neuronal communication. The Company believes that receptor subtype specific drugs offer the potential for equivalent or improved efficacy and fewer side effects than currently marketed psychotherapeutic drugs, most of which interact with multiple receptor subtypes. The Company leverages its resources, where it believes it to be advantageous, through collaborations with large pharmaceutical companies for advanced clinical development and commercialization of its products. The Company has existing collaborations with Pfizer Inc ("Pfizer") and Schering Corporation and Schering-Plough Ltd. (together, "Schering-Plough") and intends to enter into additional collaborations where appropriate.

         Neurogen believes that its expertise in neurobiology, medicinal chemistry and molecular biology, combined with its Accelerated Intelligent Drug Design (AIDD) program, a biased combinatorial chemistry program, enable it to identify and develop compounds more quickly and efficiently than it could using traditional drug discovery techniques. Neurogen has developed a portfolio of neuropharmaceutical drug candidates designed to treat anxiety, psychosis, dementia, depression and epilepsy and sleep, eating and stress disorders. Industry analysts estimate the worldwide market for currently marketed neuropharmaceuticals for such disorders to be in excess of $10 billion annually.

         The Company was incorporated in Delaware in September 1987 and commenced operations in July 1988. The Company's executive offices and its research and development facility are located at 35 Northeast Industrial Road, Branford, Connecticut 06405. Its telephone number is (203) 488-8201.

BACKGROUND

         The human central nervous system (the "CNS") is composed of nerve cells (neurons) in the brain and spinal cord which are organized into interconnecting networks responsible for coordinating all functions in the body. As a result, neurons are implicated in all psychiatric and neurological disorders.

         Neurons can be divided into many different classes. While the fundamental purpose of all neurons is to communicate with other neurons and cells throughout the body, each class of neurons has a particular function to play in the CNS, including controlling a physiological action, responding to stimulation or storing memory. Communication between neurons occurs through complex electrical and chemical processes involving the transmission of chemicals, known as neurotransmitters, across spaces between nerve cells, known as synapses. At a synapse, electrical signals in the transmitting neuron cause the release of neurotransmitters. After being released from one neuron, a neurotransmitter diffuses in the synapse and interacts with proteins, known as receptors, located on the surface of adjacent neurons. Each neuron contains thousands of receptors. When a neurotransmitter binds to and activates a receptor, it produces a response in the receiving neuron thereby stimulating specific functions or actions.

         Disruption of normal neuronal communication has been implicated in many neurological and psychiatric disorders, including anxiety, schizophrenia, eating disorders, stroke and epilepsy. Such disruption can result from abnormal release of neurotransmitters, aberrant signaling between nerve cells or heightened sensitivity of receptors to normal levels of neurotransmitters.

         The complex task of communication between neurons is carried out by almost 100 different types of neurotransmitters. Each neurotransmitter interacts only with selected types of receptors specific to that neurotransmitter.

         For many years, it was commonly believed that each neurotransmitter interacted with one or at most two types of receptors. In the last decade, however, scientists, including current members of Neurogen's scientific staff, have discovered that each neurotransmitter interacts with not just one type of receptor but with multiple receptor subtypes which are grouped into families depending on the similarity of their molecular structure. Receptor subtypes differ slightly from other members of their family, are distributed differently throughout the brain and may control different physiological functions from other receptor subtypes within the same family.

         The neurotransmitters gamma-aminobutyric acid ("GABA"), dopamine and neuropeptides control many important neurophysiological functions. GABA is believed to be one of the most prevalent neurotransmitters in the CNS. GABA interacts with a family of receptor subtypes, known as GABA receptors, to regulate the activity level of neurons. Subtypes of GABA receptors have evolved to carry out particular functions in the CNS. Because of its prevalence in the CNS, disruption of normal GABA receptor function is implicated in many neuro-psychiatric disorders, including anxiety, learning and memory impairment, sleep disorders and seizures.

         Dopamine is present at fewer synapses in the CNS than GABA, but is known to control important functions such as movement and emotional responses. Dopamine interacts with a family of receptors, known as dopamine receptors, consisting of at least five subtypes, each of which is responsible for certain functions in the CNS. For example, abnormalities in dopamine transmission have been implicated in schizophrenia.

         The Company believes neuropeptides, by interacting with certain receptors, are associated with mood, eating and stress responses. Two neuropeptides, neuropeptide Y ("NPY") and corticotrophin releasing factor ("CRF"), are believed to be associated with eating and stress disorders. As with dopamine, NPY and CRF interact with their own families of receptor subtypes.

         Almost every psychotherapeutic drug currently on the market interacts not with one specific receptor subtype, but with many or all members of one or more receptor families. Neurogen believes that this nonselectivity is the principal cause of the side effects, including sedation and addiction, associated with such drugs. The discovery of receptor subtypes has provided an opportunity for Neurogen to design drugs which target specific receptor subtypes. Neurogen believes that receptor subtype specific drugs could be efficacious with fewer adverse side effects than currently marketed drugs.

BUSINESS STRATEGY

         Neurogen's mission is to be a leader in the design, development and commercialization of psychotherapeutic drugs for the treatment of a variety of neuropsychiatric disorders. The Company focuses its drug discovery programs on small molecule compounds that target specific receptor subtypes implicated in such disorders. Neurogen believes that such compounds offer the potential for equivalent or improved efficacy with fewer side effects than drugs currently on the market. The key points of the Company's strategy are as follows:

TARGET MULTIPLE PSYCHOTHERAPEUTIC MARKETS. Neurogen utilizes its expertise in the CNS area to develop a diverse portfolio of drug candidates to treat common neurological disorders, including anxiety, psychosis, depression and eating, sleep and stress disorders. By targeting multiple neuropsychiatric disorders which represent large markets, the Company seeks to reduce its reliance on any single program.

DEVELOP RECEPTOR SUBTYPE SPECIFIC COMPOUNDS. The Company focuses its drug discovery efforts on receptor subtype specific small molecule compounds the Company believes will have fewer side effects than currently marketed drugs. The Company believes that such drugs have the potential to penetrate and expand existing markets as evidenced by the new class of antidepressants (e.g., Prozac(R), Zoloft(R) and Paxil(R)) which selectively interact with serotonin (another neurotransmitter) reuptake receptors and have less severe side effects than previous antidepressants. In addition, the Company seeks to develop small molecule drugs due to their relatively high solubility, increased ability to cross the blood brain barrier (a critical consideration in developing safe and efficacious psychotherapeutic drugs) and low manufacturing costs.

UTILIZE ADVANCED DISCOVERY TECHNOLOGIES. The Company utilizes its advanced discovery technologies, including its AIDD program, to enhance its drug discovery capabilities and to provide new opportunities for strategic partnerships. Through its AIDD program, the Company is employing biased combinatorial chemistry methodologies to develop extensive libraries of small molecule compounds. This program was instrumental in the discovery of NGD 95-1, Neurogen's development compound for the treatment of eating disorders. In addition, as part of its collaboration with Schering-Plough, Neurogen will share a portion of its combinatorial libraries with Schering-Plough in return for $3.0 million per year for two years.

RATCHET GROWTH THROUGH STRATEGIC COLLABORATIONS. The Company seeks to ratchet its growth through successive strategic collaborations in which it hopes to progressively retain additional commercial rights and assume additional responsibilities to gradually develop its clinical development, manufacturing and sales capabilities. Further, through its collaborations, Neurogen seeks to diversify the development risk of its programs and to enhance the likelihood of commercialization of its compounds. In its first two collaborations with Pfizer (1992 and 1994), Neurogen has focused its efforts primarily on research and discovery and looks to Pfizer to conduct and fund all clinical development, manufacturing and sales/marketing activities. In its collaboration with Schering-Plough (June 1995), in addition to leading the research and discovery efforts, Neurogen retained the right to participate in the clinical development of collaboration compounds (while Schering-Plough will conduct and fund clinical trials) and an option to manufacture products resulting from the collaboration for the United States market. In its third collaboration with Pfizer (November
1995), in addition to retaining similar rights relating to clinical trials and manufacturing, Neurogen retained an option to earn a portion of the profits, if any, generated by sales of collaboration drugs in to the North American Free Trade Agreement ("NAFTA") countries by funding a portion of the cost of clinical trials and marketing in those countries.


PRODUCT RESEARCH AND DEVELOPMENT

         The Company believes it is well-positioned to capitalize on advances in molecular biology, medicinal chemistry and neurobiology to develop new psychotherapeutic compounds. The Company believes that its scientists possess an advanced understanding of the biochemistry of the brain and its possible connection to human behavior and that this understanding has enabled the Company to develop a portfolio of compounds which include product candidates for the treatment of anxiety, psychosis, epilepsy, dementia and depression and sleep, eating and stress disorders.

         ACCELERATED INTELLIGENT DRUG DESIGN

         Neurogen's drug discovery technologies have evolved from a traditional approach of identifying leads from known chemical compounds to developing its own proprietary libraries of potential compounds through its AIDD program. When Neurogen first began to concentrate on anxiety and psychosis disorders, a number of small molecule compounds were known to interact with the GABA and dopamine receptor families and provide therapeutic benefits. This allowed Neurogen to follow a traditional medicinal chemistry approach by starting from known active structures and from that starting point searching for novel chemical classes of compounds to treat these disorders. Neurogen then coupled its understanding of the biology of these receptor families with its expertise in medicinal chemistry to pursue the discovery of receptor subtype specific compounds from such novel classes. Throughout the discovery process, Neurogen employs its expertise in pharmacology and animal behavioral assays to assess and further define the activity of its compounds and thereby guide and refine its discovery efforts.

         In January 1996, Neurogen announced it had integrated its combinatorial chemistry program and screening capabilities with state-of-the-art automation and an interactive data system under a program entitled "Accelerated Intelligent
Drug Design" or "AIDD".   Combinatorial libraries like those being developed at
Neurogen can be used to find new lead structures for receptors or other targets where no leads exist as well as to optimize lead structures by refining candidates into structures with suitable drug characteristics. For example, at the commencement of Neurogen's neuropeptide program for the treatment of eating disorders in 1994, no suitable starting points for chemical structures were known to exist. Applying its AIDD technologies with traditional methodologies, Neurogen discovered and optimized lead compounds for this program, including NGD 95-1, which entered clinical trials in March 1996.

         Unlike traditional drug discovery, in which compounds are typically designed and synthesized at a rate of 50 to 100 compounds per year per chemist, combinatorial chemistry technologies can generate libraries of thousands of compounds in days. Moreover, advances in screening techniques and robotics now allow the rapid screening of thousands of compounds created through combinatorial efforts to identify possible new drug candidates.

         Most companies with combinatorial chemistry programs have used these technologies to systematically and randomly create immense libraries of diverse compounds. However, since the number of unique organic compounds is essentially infinite, Neurogen believes it is important to bias its AIDD libraries (rather than randomly generate compounds) toward the selection of molecules most likely to interact with receptor families of interest to Neurogen and other pharmaceutical companies. Neurogen also biases its libraries to create compounds more likely to have drug-like characteristics such as oral availability. To bias its libraries, Neurogen first selects or designs a number of known and proprietary pharmacophores (arrangements of atoms thought to have activity in some biochemical assay) with the aid of Computer Assisted Molecular Modeling (CAMM). These pharmacophores then serve as templates and are subjected to "combinatorial" procedures, whereby the templates are reacted with numerous different variants of a given reaction simultaneously, producing a pool of numerous compounds. The pools of compounds are then screened through a variety of high capacity receptor-based assays to identify compounds that bind with specific receptor subtypes.

         To date, Neurogen has generated libraries of more than 400,000 compounds in its AIDD program, which, as noted above, has been instrumental in developing NGD 95-1, and other small molecule drug candidates. The Company believes that the discovery and development of NGD 95-1 required a fraction of the time that would have been needed using only traditional approaches. Neurogen believes these discovery technologies will continue to enhance its ability to find lead structures for difficult medicinal chemistry problems and significantly shorten the time required to optimize such leads and produce viable drug candidates. In addition, the Company believes that these discovery technologies will provide it with new opportunities for strategic partnerships, as evidenced by the Company's collaboration with Schering-Plough.

         PRODUCT DEVELOPMENT PROGRAMS

         The following table lists the neuropsychiatric disorders being targeted by the Company and the current status of Neurogen's potential products with respect to each of these disorders.

DISORDER                       RECEPTOR     DEVELOPMENT         COMMERCIAL
(COMPOUND)                      TARGET         STATUS             RIGHTS
- ---------------------------  ------------  --------------   ------------------
Anxiety (NGD 91-1)           GABA          Phase I          Pfizer
                             receptor      clinical         (Neurogen royalty)
                             subtype       trials (1)


Eating disorders (NGD 95-1)  NPY1          Phase I          Pfizer
                             receptor      clinical         (Neurogen
                                           trials (1)       royalty,
                                                            manufacturing and
                                                            profit sharing)

Schizophrenia (NGD 94-1      Dopamine D4   Phase I          Schering-Plough
 and other selective D4      receptor      clinical         (Neurogen royalty
 antagonists)                              trials (1) and   and manufacturing)
                                           preclinical
                                           development
                                           (2)

Schizophrenia (NGD 94-2)     Dopamine      Preclinical      Schering-Plough
                             D4, D2        development      (Neurogen royalty
                             receptors     (2)              and manufacturing)


Seizure disorders (ADCI)     NMDA          Preclinical      Neurogen
                             receptors     development      (NIH royalty)
                                           (2)

Dementia, cognition          GABA          Leads            Pfizer
 deficits                    receptor      identified (3)   (Neurogen royalty)
                             subtype


Insomnia                     GABA          Leads            Pfizer
                             receptor      identified (3)   (Neurogen royalty)
                             subtype


Depression                   NPY2          Discovery (4)    Neurogen
                             receptor

Stress-related disorders     CRF receptor  Discovery (4)    Neurogen

(1) See "--Government Regulation" for a description of the phases of clinical trials.
(2) "Preclinical development" indicates that Neurogen is conducting pharmacology testing, toxicology testing, formulation, process development and/or manufacturing scale-up prior to possible submission of an Investigational New Drug application (an "IND").
(3) "Leads identified" indicates that lead compounds have been discovered that meet certain in vitro criteria of the Company. Lead compounds may undergo structural modification and more extensive evaluation prior to selection of candidates, if any, for preclinical development.
(4) "Discovery" activities include initial research related to specific molecular targets and assay development for the identification of new lead compounds.



         ANXIETY PROGRAM. Estimates by the National Institute of Mental Health (the "NIMH") suggest that anxiety, a sense of irrational fear or dread, is the most common CNS disorder in the United States affecting approximately 23 million people, or 12% of the adult population. The most common anxiety-reducing drugs, or anxiolytics, are the class of drugs known as benzodiazepines (such as Valium(R), Xanax(R) and Librium(R)) which are orally administered compounds that exert their pharmacologic effect on the GABA family of receptors. Benzodiazepines alleviate some of the symptoms of anxiety, but at the same time cause numerous side effects, including drowsiness, impairment of motor skills, memory loss and addiction. In addition, benzodiazepines can cause coma or death if a patient consumes excess alcohol in conjunction with drug treatment. The Company believes these side effects are due to benzodiazepines interacting with and enhancing the activity of many or all GABA receptor subtypes. Despite these side effects, based on studies by various market sources, the Company estimates the annual market for currently marketed anxiolytics to be approximately $3 billion worldwide and $1.5 billion in the United States.

         Neurogen's scientists have been leaders in defining the mechanism of action of benzodiazepines at the GABA receptors. Based on its scientists' understanding of the role which GABA receptor subtypes play in the side effects caused by benzodiazepines, Neurogen has developed small molecule, orally administered anxiolytic compounds which it believes may avoid or reduce the adverse side effects of currently marketed anxiolytics by binding to specific subtypes in the GABA receptor family. The Company entered into the Collaborative Research Agreement dated as of January 1, 1992 between the Company and Pfizer (the "1992 Pfizer Agreement") to research, develop and commercialize with Pfizer anxiolytic and cognition enhancing compounds that act through the GABA family of receptors, including the Company's lead anxiolytic, NGD 91-1. See "-- Collaborative Research and Licensing Agreements."

         NGD 91-1. Pursuant to the 1992 Pfizer Agreement, Pfizer filed an IND with the United States Food and Drug Administration (the "FDA") with respect to NGD 91-1 in March 1994. In a Phase I-B clinical trial of situational anxiety, NGD 91-1 was compared to a known anxiolytic, Valium(R), and to a control placebo. While Pfizer is developing NGD 91-1 for use in patients with generalized anxiety disorder, a chronic condition, the Phase I-B study was designed, in part, to obtain an early indication for the efficacy of NGD 91-1 in an acute (situational) setting. The Phase I-B study was "double-blinded" and involved 150 healthy men and women exposed to anxiety caused by the anticipation of an unpleasant medical procedure. Both NGD 91-1 and Valium(R) demonstrated significant anxiolytic effects. However, while Valium(R) caused significant sedation, NGD 91-1 did not cause any sedation. Further Phase I safety studies of NGD 91-1 are currently underway. Under the 1992 Pfizer Agreement, Pfizer has the right to determine when to advance NGD 91-1 in the clinical process, if at all. The Company understands that Pfizer has completed Phase I studies to determine the minimum blood levels at which NGD 91-1 is effective and that additional studies to determine the blood levels achieved with an alternate formulation believed to be longer acting are to be performed. The Company believes that Pfizer will use the results of these studies to determine whether to begin Phase II clinical trials. As with all drugs that enter clinical testing, no assurances can be given that NGD 91-1 or any other collaboration compound will successfully complete the clinical trials or advance through the regulatory approval process.

         In order to increase the likelihood that Neurogen's portfolio will produce a successful anxiolytic drug, Neurogen, in collaboration with Pfizer, has been developing alternative anxiolytic candidates that act through the GABA family of receptors and have properties similar to those of NGD 91-1 but which belong to a different chemical series. Neurogen has filed patent applications with respect to the composition of NGD 91-1 and the other compounds in its anxiolytic program. See "--Collaborative Research and Licensing Agreements."

         EATING DISORDERS PROGRAM. Obesity is a major health problem in the United States. Recent studies indicate that almost one-third of the adult population fits the criteria for at least moderate obesity and that severe obesity affects a large subgroup of this population. Many health problems, including hypertension, arthritis, non-insulin dependent diabetes and elevated cholesterol, are associated with obesity. In addition, it is estimated that as many as one percent and three percent of females in the United States suffer from anorexia nervosa and bulimia nervosa, respectively.

         Obesity has traditionally been treated with amphetamines or amphetamine-like drugs which can be highly addictive. More recently antidepressants, such as Prozac(R), have been used with limited success in treating obesity. Due to the limited success of eating disorder therapy and side effects, including nervousness, tremors and insomnia, associated with currently available medications, Neurogen believes that an eating disorder therapy without these side effects would have the ability to penetrate and potentially expand the market for these drugs. The Company further believes that a receptor subtype specific drug that moderates eating habits may have such a reduced side effect profile and represent a step forward in the treatment of eating disorders. In recognition of health risks associated with obesity, the FDA transferred the review of anti-obesity drugs to its Endocrine and Metabolic Division in 1994. This move, together with its proposed FDA Guidance for Weight-Control Drugs, suggests that the FDA is increasingly viewing obesity as a disorder which may require chronic treatment. These events have increased interest in the development of improved treatments for obesity in the pharmaceutical industry.

         Academic research (both at Neurogen and at other institutions) has demonstrated that the neurotransmitter NPY is closely connected with animal feeding behavior and appetite control. In preclinical studies, injection of NPY into the hypothalamic region of the brain has stimulated animals that have just eaten to eat again. Studies indicate that animals develop no tolerance for NPY and that those chronically exposed to NPY (over a period of days to weeks) become obese. Independent of these studies, there has developed a greater understanding of the existence and role of NPY receptor subtypes which has stimulated interest in pursuing an NPY-mediated treatment of eating disorders. Based on these studies and its understanding of receptor subtypes and receptor modulation, Neurogen believes that a drug which blocks the binding (that is, acts as an antagonist) of NPY to its receptor subtypes located in the hypothalamus may have the opposite effect of chronic exposure to NPY and reduce the desire to eat.

         NGD 95-1. Through its AIDD program, Neurogen has identified a number of antagonists for the NPY1 family of receptors. Neurogen has tested the most advanced of these orally available compounds, which it has designated NGD 95-1, in rodents where it was shown to inhibit NPY-induced eating. The compound was also shown in rodent studies to decrease normal eating, both overnight and in a 21-day trial. Neurogen filed an IND with the FDA in December 1995 and commenced Phase I clinical trials of NGD 95-1 in March 1996. The Company entered into the Collaborative Research Agreement dated as of November 1, 1995 between the Company and Pfizer (the "1995 Pfizer Agreement") to develop and commercialize with Pfizer drugs to treat NPY-mediated disorders, including obesity and eating disorders. See "--Collaborative Research and Licensing Agreements".

         PSYCHOSIS PROGRAM. Schizophrenia refers to a group of mental illnesses of unknown origin which have no known cure and are characterized by a variety of symptoms including hallucinations, delusions and social withdrawal. Schizophrenia is estimated to affect between one-half and one percent of the population worldwide. Although the currently marketed antipsychotic drugs Haldol(R) and Clozaril(R), which act at dopamine receptors among others, have shown encouraging results in limiting mental deterioration, each may cause impairment of motor function, orthostatic hypotension

(a decrease in blood pressure which may cause fainting) and numerous other side effects. In the case of Clozaril(R), the possibility of life-threatening changes in the white blood cell count (agranulocytosis) of patients requires blood monitoring of all patients receiving the drug, adding significantly to the cost of the therapy. Moreover, as many as 40% of all schizophrenics are unresponsive to standard antipsychotic medications and as many as 60% of treated patients subsequently relapse and require hospitalization. Industry analysts estimate the current annual market for antipsychotic drugs to be approximately $1.5 billion worldwide and $560 million in the United States.

         Neurogen's antipsychotic program has concentrated on the discovery and development of drugs which block specific dopamine receptor subtypes. Research indicates that dopamine and its receptors play a critical role in schizophrenia. Neurogen scientists have investigated the pharmacology of dopamine receptors and their interaction with the network of neurons involved in emotional response and motor function. The Company believes that selectively blocking certain dopamine receptor subtypes could be efficacious in treating schizophrenia. The Company's primary and most advanced approach in its psychosis program is the development of compounds which selectively block the D4 receptor subtype, as described below. In addition, the Company is pursuing the development of broader acting compounds. All compounds in the Company's dopamine psychosis program are subject to the Collaboration and License Agreement dated as of June 28, 1995 between the Company and Schering-Plough (the "Schering-Plough Agreement") pursuant to which the Company and Schering-Plough aim to develop and commercialize drugs to treat a variety of dopamine-mediated disorders, including schizophrenia. See "--Collaborative Research and Licensing Agreements."

         D4 Selective Antipsychotics. The Company's focus on dopamine receptor subtypes and the design of specific binding agents for these subtypes is similar to its approach with respect to GABA receptor subtypes. In recent years, distinct dopamine receptor subtypes, known as D 1, D2, D3, D4 and D5, have been discovered which Neurogen believes may be involved in psychosis. Because elevated D4 receptors have been measured in the autopsied brains of schizophrenics, Neurogen believes that high levels of D4 receptors may intensify signals in the brain, thus causing many of the symptoms associated with schizophrenia. As a result, Neurogen believes that a specific D4 antagonist might be an effective antipsychotic agent and, because of its specificity, might have a reduced side effect profile compared to currently marketed drugs. Neurogen scientists have identified a series of small molecule, orally administered compounds, including NGD 94-1 and related compounds, which preclinical research has indicated are potent and highly selective antagonists for the D4 receptor subtype.

         In November 1994, the Company initiated Phase I trials of NGD 94-1 involving approximately 60 normal male subjects. The Phase I-A trial involving single escalating dose studies for safety was completed in January 1995 and indicated that NGD 94-1 was safe and well-tolerated across a broad dose range. In November 1995, the Company reported that Phase I multiple dosing studies confirmed that NGD 94-1 is well tolerated across a broad dose range. In the course of Phase I trials, it was also learned that NGD 94-1 is extensively metabolized to an active metabolite which is also a highly D4 selective compound, but which is longer lived than NGD 94-1. The existence of this metabolite, which is itself being considered as a drug candidate, will require further preclinical toxicology studies to confirm the safety of the metabolite across a broad exposure range before NGD 94-1 or the metabolite could advance into further clinical trials. Neurogen and Schering-Plough have accelerated the joint exploration of other highly D4 selective compounds in Neurogen's portfolio of anti-psychotic drug candidates. Pursuant to the Schering-Plough Agreement, Schering-Plough has the right to determine when to advance collaboration compounds in the clinical process, if at all. No assurance can be given that any collaboration compound will successfully complete the clinical trials or advance through the regulatory approval process. In order to increase the likelihood that Neurogen's portfolio will produce a successful antipsychotic, Neurogen is developing alternative antipsychotic candidates, including its broader spectrum compounds noted below, in collaboration with Schering-Plough.

         While the Company's selective D4 compounds are being evaluated primarily as therapeutic agents, Neurogen is also pursuing their potential for diagnosing schizophrenic patients. By incorporating a radioisotope in such a selective compound, it may be able to identify and diagnose potential D4 receptor abnormalities in patients. The Company has filed patent applications with respect to the composition and use of NGD 94-1 and the other compounds in its antipsychotic program. See "--Collaborative Research and Licensing Agreements."

         Broader Spectrum Antipsychotics. Schizophrenia may not be a single disease, but a syndrome or spectrum of diseases. As a result, the Company believes that a single receptor subtype specific antipsychotic drug may not provide adequate therapy for all patients. A complementary alternative to a selective agent, such as NGD 94-1, would be a drug that possessed activity at a greater number of, but not all, receptor subtypes to provide broad therapy for a greater number of patients with fewer side effects than currently marketed drugs to treat psychotic disorders, or antipsychotics. Neurogen has identified a series of compounds with a balance of dopamine receptor blocking activities (at D2, D3 and D4 receptors) and other related receptor blocking activities. In this regard, the Company, together with Schering-Plough, is investigating selected compounds with selectively broader receptor blocking properties. These include NGD 94-2, which selectively blocks the D4 receptor and the D2 receptor, and other combinations of dopamine antagonists. Neurogen believes that because of their activity at alternate receptor sites, these drugs, which are currently in preclinical development or earlier stage research, could potentially be used to treat a spectrum of disorders associated with schizophrenia.

          EPILEPSY AND SEIZURE DISORDERS. Approximately two million people in the United States have epilepsy. Industry analysts estimate the current annual market for anticonvulsants (drugs that prevent or arrest convulsions) to be approximately $800 million worldwide and over $500 million in the United States.

         Convulsive disorders may have many origins and are characterized by abnormal neuronal activity in the brain. Instead of normal small bursts of electrical impulses, neurons in a person suffering a seizure fire a storm of strong, extremely rapid electrical signals, disturbing the normal activity of the brain. Seizures can be local, affecting only part of the brain, or generalized, affecting the entire brain and resulting in unconsciousness and subsequent amnesia. Drugs currently used to control seizures, such as phenobarbital, phenytoin (Dilantin(R)) and carbamazepine (Tegretol(R)), include drugs that are directed toward specific kinds of epilepsies and anticonvulsants that have a broad spectrum of activity. Epilepsy remains difficult to treat, however, because of limited understanding of the neuronal activity associated with the different forms of seizures and the toxic side effects caused by medication.

         In 1992, Neurogen entered into a licensing and cooperative research and development agreement ("CRADA") with the NIH which provided the Company exclusive access to a library of compounds for evaluation as potential anticonvulsants. In preclinical trials conducted by the Company, one of these compounds, ADCI, exhibited effective anticonvulsant activity in animal model systems used to predict efficacy and potential therapeutic value in treating epilepsy. The Company believes ADCI might be an effective anticonvulsant because it possesses two important modes of action: blocking the NMDA receptor and antagonism of voltage-dependent sodium channels, which is important in the treatment of seizures. Each of these defined biological activities has been associated with the activity of ADCI in different animal seizure models.

         In contrast to many anticonvulsants currently on the market, ADCI shows a therapeutic effect in animal models at doses substantially below doses which cause side effects in preclinical animal models. However, ADCI is difficult to synthesize in large scale. Neurogen is attempting to improve the route to synthesis before pursuing further development of ADCI. However, there can be no assurance that Neurogen will be successful in this regard or that ADCI will be tested in clinical trials.

         COGNITION DISORDERS. Memory loss is one of the most devastating symptoms of neurodegenerative diseases such as Alzheimer's disease and Parkinson's disease. Research sponsored by the NIMH indicates that in any given year as many as five million people in the United States suffer from dementia, a condition characterized by the impairment of learning and memory recall. A 1990 study by the U.S. Office of Science and Technology Policy indicates that dementia afflicts approximately 10% of people over the age of 65. The Company believes that GABA may affect and modulate the activity of other neurotransmitters which contribute to the storage and retrieval of memory. By understanding how GABA affects these other neurotransmitters, the Company believes that it may be able to develop a drug candidate that acts through GABA receptor subtypes to enhance brain function and cognition where brain function has been impaired through neurodegenerative processes caused by aging, chemical toxins, Alzheimer's disease or Parkinson's disease.

         The Company believes that the benzodiazepines, which produce their desired anxiolytic effect by enhancing the activity of certain GABA receptors, cause memory impairment and other side effects due to their non-selective binding to GABA receptor subtypes. Accordingly, the Company believes that inhibition of certain GABA receptor subtypes in the cortex and hippocampal regions of the brain may enhance the storage and retrieval of memory. Neurogen has identified a number of compounds that inhibit activity at these GABA receptor subtypes. Of these compounds, Neurogen has identified candidates which it believes are suitable for further preclinical evaluation. Neurogen is pursuing its cognition enhancement program in collaboration with Pfizer under the 1992 Pfizer Agreement. See "--Collaborative Research and Licensing Agreements."

         SLEEP DISORDERS. Recent studies indicate that as many as 20 million people in the United States experience chronic insomnia and an additional 20 to 30 million Americans experience intermittent sleep-disorders. Industry analysts estimate that the annual market for drugs to treat insomnia is approximately $1 billion worldwide and over $300 million in the United States. Neurogen is developing drugs to treat sleep disorders, primarily insomnia. While currently marketed drugs to treat sleep disorders, or hypnotics, are effective, they cause numerous side effects, including "hangovers," rebound insomnia, short-term memory loss and addiction.

         Humans possess an internal "biological clock" that controls the timing of different biological processes and affects the ability to sleep. This mechanism influences many different processes well beyond those associated with activity and rest. Because GABA receptor subtypes are involved in sleep regulation as well as anxiety, the portfolio of compounds which have been synthesized as part of Neurogen's anxiolytic effort are also being evaluated in animal model systems to assess their potential as improved hypnotics. Neurogen's research suggests that some hypnotics may interact with different GABA receptor subtypes than those which regulate anxiety. The Company has identified certain compounds in its portfolio which interact with these receptor subtypes and which it believes are suitable for further preclinical evaluation. Neurogen believes that the side effects associated with many currently marketed medications arise from the fact that these drugs bind non-specifically to many different GABA receptor subtypes. Neurogen believes that drugs which are selective for certain sleep-inducing GABA receptor subtypes will have fewer side effects than the non-selective benzodiazepines currently on the market and could represent a substantial improvement in the treatment of sleep disorders. Neurogen is pursuing its sleep disorder program in collaboration with Pfizer under the Collaborative Research Agreement dated as of July 1, 1994 between the Company and Pfizer
(the "1994 Pfizer Agreement" and, together with the 1992 Pfizer Agreement and the 1995 Pfizer Agreement, the "Pfizer Agreements"). See "--Collaborative Research and Licensing Agreements."

         DEPRESSION AND STRESS DISORDERS. Depression is one of the most prevalent mental illnesses in the United States, affecting approximately 17 million people or 9% of the adult population annually according to the NIMH. Depression occurs in a variety of forms, ranging from a single episode of depressive symptoms to recurrent cycling of moods which can be severe in some patients, alternating between manic "highs" and depressed "lows." Research suggests that more than half of the people who have had one episode of major depression will have another at some point in their lives. While many patients function normally between episodes, it is believed that 20 to 35 percent of the victims suffer chronic depression that prevents them from maintaining a normal routine. Many depressed people sleep too much or too little, are lethargic or agitated and experience feelings of worthlessness and guilt or have recurring thoughts of death or suicide. Older generic antidepressants may cause sedation, mouth dryness or heart irregularities and can be lethal in overdose. Other classes of antidepressants exhibit toxicity when combined with certain foods. While recent pharmaceutical research has led to improved drugs, such as Prozac(R), for the treatment of depression, these medications have limitations in their use primarily because of their slow onset of therapeutic action (up to three weeks) and lack of efficacy in some patients. Neurogen believes that exploring alternative mechanisms of action may lead to a new class of antidepressants that act quickly, safely and effectively either by themselves or in conjunction with existing medications.

         Stress is a condition commonly associated with depression. A number of neuropeptide receptors which appear to be involved in stress responses, including receptors for NPY and CRF, are altered in depressed patients. By cloning receptors thought to be involved in stress responses, Neurogen believes it may be able to discover and develop small molecule chemical compounds that help to relieve stress by acting as antagonists to NPY and CRF. Having identified receptor subtypes it believes are relevant in stress-related responses, Neurogen is in the process of drug discovery with respect to its depression and stress disorder programs. Through its AIDD programs, Neurogen is currently screening its libraries for appropriate NPY and CRF antagonists.


COLLABORATIVE RESEARCH AND LICENSING AGREEMENTS

         As part of its business strategy, the Company seeks collaborative agreements with pharmaceutical companies as a means to achieve ratcheted growth in its own drug development, manufacturing and, possibly, sales and marketing capabilities. In February 1992, in July 1994 and again in November 1995, Neurogen entered into collaborations with Pfizer, and in June 1995, Neurogen entered into a collaboration with Schering-Plough. Neurogen will strive through strategic alliances with major pharmaceutical companies to balance its exposure to market risks and to retain an increasing share in the success of its future products. There can be no assurance that the Company will establish any additional collaborative arrangements or that such future relationships, if established, or its current relationships will result in marketed pharmaceutical products.

         PFIZER

         In the first quarter of 1992, Neurogen and Pfizer entered into the 1992 Pfizer Agreement pursuant to which Neurogen and Pfizer are collaborating in the discovery and development of anxiolytics and cognition enhancers which act through the GABA family of receptors. Pursuant to the 1992 Pfizer Agreement, Pfizer purchased 1.0 million shares of the Company's Common Stock for $13.8 million. In addition, the Company has received approximately $4.6 million per year since January 1, 1992 for research and development funding of the Company's anxiolytic and cognition enhancement programs. The Company will also receive up to $4.6 million in 1996 for a fifth year of research and development, pursuant to Pfizer's extension of the research program under the collaboration for one more year. Neurogen could also receive milestone payments of up to $12.5 million if certain development and regulatory objectives are achieved regarding its anxiolytic and cognition enhancement products. In return, Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based anxiolytics and cognition enhancers developed in the collaboration. Pfizer is required to pay Neurogen royalties based upon net sales levels, if any, for such products. Any compound which acts through the GABA family of receptors and is not an anxiolytic or cognition enhancer falls outside the parameters of the 1992 Pfizer Agreement, but Pfizer has a right of first review for a period of six months from disclosure of such compound to Pfizer by Neurogen.

         In July 1994, Neurogen and Pfizer entered into the 1994 Pfizer Agreement. Under this second agreement, Neurogen and Pfizer are collaborating in the discovery and development of hypnotics which act through the GABA family of receptors to treat sleep disorders. Pursuant to the 1994 Pfizer Agreement, Pfizer purchased approximately 1.1 million shares of the Company's Common Stock for approximately $9.9 million, and the Company is entitled, subject to certain conditions, to receive approximately $7.4 million during the three-year period which commenced July 1, 1994, of which approximately $3.8 million had been paid as of December 31, 1995, for research and development funding of the Company's sleep disorder program. The Company may receive additional funding of up to approximately $2.4 million for a fourth year if Pfizer exercises its option to extend the collaboration beyond July 1997. Neurogen could also receive milestone payments of up to approximately $3.3 million if certain development and regulatory objectives are achieved regarding its sleep disorder compounds. As part of this second collaboration, Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based sleep disorder products developed in the collaboration. Pfizer is required to pay Neurogen royalties based on net sales levels, if any, for such products.

         Under each of the first two Pfizer Agreements, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed pursuant to the collaborations. As a result of these collaborations, Neurogen is dependent on Pfizer to seek regulatory approvals for, to conduct trials for and to determine the ultimate commercialization of compounds subject to the collaborations.

         In November 1995, Neurogen and Pfizer entered into the 1995 Pfizer Agreement. Pursuant to this third agreement, Neurogen and Pfizer are collaborating in the discovery and development of drugs for the treatment of NPY-mediated disorders, including obesity and eating disorders. Pursuant to the 1995 Pfizer Agreement, Pfizer purchased 750,000 shares of the Company's Common Stock for approximately $16.5 million and paid Neurogen a license fee of $3.5 million. The Company is entitled, subject to certain conditions, to receive approximately $7.2 million during the three-year period which commenced November 1, 1995, of which approximately $600,000 had been paid (including $200,000 of unearned revenues) as of December 31, 1995, for research and development funding of the Company's eating disorder program and may receive additional research and development funding of up to $2.4 million per year for two additional one-year periods depending on whether and the extent to which Pfizer exercises its rights to extend the research program under the collaboration beyond November 1998. Neurogen could also receive milestone payments of up to approximately $28 million if certain development and regulatory objectives are achieved regarding its eating disorder compounds. As part of this third collaboration, Pfizer received the exclusive worldwide rights to products developed in the collaboration subject to certain rights retained by Neurogen as described below. While Pfizer is responsible for later stage clinical trials under this collaboration, Neurogen will have primary responsibility for the preparation and filing of INDs and for the conduct the Phase I studies. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any products resulting from the collaboration for markets in NAFTA countries and has retained a profit sharing option with respect to future sales in NAFTA countries. If Neurogen exercises this profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing and in return share in any profit generated by sales of products developed pursuant to the collaboration in NAFTA countries.
If Neurogen chose not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case, Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.


         SCHERING-PLOUGH

         In June 1995, Neurogen and Schering-Plough entered into the Schering-Plough Agreement to collaborate in the discovery and development of antipsychotics and drugs for other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received a license fee of $14.0 million for rights relating to Neurogen's dopamine program and $3.0 million for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Schering-Plough also agreed to pay an additional $3.0 million in 1996 for the right to test additional libraries. Moreover, Neurogen is entitled to receive approximately $7.2 million during the two-year period which commenced June 28, 1995, of which approximately $2.7 million has been paid has of December 31, 1995 (including $900,000 of unearned revenues), for research and development funding of the Company's antipsychotic program and may receive additional research and development funding of up to $3.6 million per year for three additional one-year periods depending on whether and the extent to which Schering-Plough exercises its rights to extend the collaboration beyond July 1997. Neurogen could also receive milestone payments of up to approximately $32.0 million if certain development and regulatory objectives regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration. Pursuant to the Schering-Plough Agreement, Neurogen has retained the right to participate on an advisory clinical development committee and an option to manufacture any products resulting from the collaboration for the United States market. As a result of this collaboration, Neurogen is dependent on Schering-Plough to seek regulatory approvals for, to conduct clinical trials for and to determine the ultimate commercialization of compounds subject to this collaboration.

         NIH

         In January 1992, Neurogen licensed the anticonvulsant compound ADCI from the NIH. Pursuant to the CRADA with the NIH, Neurogen and the NIH are collaborating on the preclinical development of ADCI. The National Technical Information Service ("NTIS") has granted Neurogen the worldwide, exclusive right to manufacture, use or sell ADCI for a period of seven years commencing with the first sale, if any, of ADCI. Neurogen currently plans to utilize third-party vendors for any such manufacturing and marketing. Neurogen is required to pay the NTIS a royalty on any net sales if ADCI is marketed.


PATENTS AND PROPRIETARY TECHNOLOGY

         The Company's success depends, in part, on its ability to obtain patents, maintain trade secrets and operate without infringing on the intellectual property rights of third parties. The Company files patent applications both in the United States and in foreign countries, as it deems appropriate, for protection of both its products and processes. To date, Neurogen has filed numerous patent applications in the United States and foreign countries, and intends to file additional domestic and foreign applications in the near future. Presently, the Company is the sole assignee of nineteen issued United States patents and several foreign patents. Sixteen of the Company's issued United States patents and several pending patent applications concern the compounds in its anxiolytic program, including NGD-91-1. Three of the Company's issued United States patents and several pending patent applications concern the compounds in its antipsychotic program, including NGD 94-1. The Company believes that it does not infringe any third-party patents and, except in the case of the NIH with respect to ADCI, the Company has engaged in no technology transfer which would obligate it to pay royalties to any third party.

         There can be no assurance that patent applications relating to the Company's products or processes will result in patents being issued or, if issued, the claims allowed will be adequate to protect the Company's technology from competitors. Moreover, patent positions of pharmaceutical and biotechnology firms and patent protection for products such as those the Company is developing and proposes to develop are often highly uncertain and involve complex legal and factual questions. No assurance can be given that any patents issued or licensed to the Company will not be held unenforceable, invalidated or circumvented, or that the rights granted under such patents will provide competitive advantages to the Company. Because patent applications in the United States are maintained in secrecy until patents issue and because publication of technological developments in the scientific or patent literature often lags behind actual developments, the Company cannot be certain that it was the first to invent the subject matter covered by its patent applications or patents or that it was the first to file patent applications for such inventions.
Moreover, the Company may have to participate in litigation or interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company.
There can be no assurance that the Company's patents would be held valid and infringed by a court of competent jurisdiction. An adverse outcome with regard to a third-party claim could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, which could have a material adverse effect on the Company's business.

         The development of therapeutic products for CNS applications is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. Such conflict could result in a significant reduction of the coverage of the Company's patents, if issued. In addition, if patents are issued to other companies which contain competitive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that the Company will be able to obtain any such licenses on commercially favorable terms, if at all. The Company's breach of an existing license or failure to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.

         In connection with the Pfizer Agreements and the Schering-Plough Agreement, Neurogen has granted Pfizer and Schering-Plough, as the case may be, the exclusive, worldwide license to manufacture (subject to Neurogen's option to manufacture products for the United States pursuant to the Schering-Plough Agreement and for NAFTA countries pursuant to 1995 Pfizer Agreement), use and sell compounds subject to those agreements. To the extent that Neurogen enters into future strategic alliances or collaborations with third parties, it may have to share, or it may have no rights to, intellectual property developed or patents obtained in connection with such arrangements.

         In addition to patent protection, the Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with collaborators, advisors, employees and consultants. There can be no assurance, however, that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or independently discovered by competitors. The Company's business may be adversely affected by competitors who independently develop substantially equivalent technology.


COMPETITION

         The biopharmaceutical industry is highly competitive. The Company's most significant competition comes from fully-integrated pharmaceutical companies, including Eli Lilly, Merck, Upjohn and others, most of which have products and major research and development programs in the CNS field, certain of which are in late-stage clinical trials. In addition, there are many other entities, both public and private, in the United States and overseas, including fully-integrated chemical companies, specialized biotechnology firms, academic institutions, government agencies and other research organizations which are involved in the development of products similar to those of Neurogen. Furthermore, these companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. Many of the Company's existing or potential competitors possess substantially greater research and development, financial, technical, manufacturing, marketing, and human resources than Neurogen. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than those developed by the Company or which would render the Company's technology and products less competitive or obsolete.


MANUFACTURING

         Neurogen is currently relying, in part, on third-party manufacturers to produce its compounds for research purposes and for preclinical and clinical trials. The Company, which manufactures certain of its compounds to conduct preclinical studies, may expand its facilities to produce sufficient quantities of compounds for the clinical stage of development in certain circumstances. Neurogen has focused its research on developing compounds that are small molecules. The Company believes these compounds are more efficient to manufacture and do not require purification associated with certain protein compounds.

         Pfizer manufactures drugs for clinical trials which are subject to the 1992 Pfizer Agreement and has the right to manufacture future products, if any, for commercialization. Schering-Plough will be responsible for manufacturing for clinical trials compounds which are subject to the Schering-Plough Agreement and has the right to manufacture future products, if any, for commercialization. Neurogen, however, has retained an option to manufacture future products, if any, developed pursuant to the Schering-Plough Agreement for sales in the United States and developed pursuant to the 1995 Pfizer Agreement for sales in NAFTA countries. See "--Collaborative Research and Licensing Agreements." With respect to compounds not currently subject to collaborations, the Company plans either to establish supply arrangements with third-party manufacturers for clinical trials and for commercial distribution or to develop its own manufacturing capabilities. There can be no assurance that the Company will be able to achieve third-party arrangements on terms acceptable to the Company or that such arrangements will be successful. While the Company may attempt to develop internal manufacturing capabilities for certain of its products, there can be no assurance that the Company will be able to establish such capabilities or to do so at an acceptable cost.


SALES AND MARKETING

         The Company's strategy is to market products either directly or through co-promotion arrangements or other licensing arrangements with large pharmaceutical or biotechnology companies. Implementation will depend in large part on the market potential of any products the Company develops as well as on the Company's financial resources. The Company does not expect to establish a direct sales capability for at least the next several years. Pfizer and Schering-Plough each have the right to market worldwide future products, if any, resulting from their respective collaborations, except for Neurogen's option to co-market products under the 1995 Pfizer Agreement.


GOVERNMENT REGULATION

         The production and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous federal regulation and to a lesser extent state regulation. The Federal Food, Drug and Cosmetic Act, as amended ("FFDCA"), and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework will take a number of years and involve the expenditure of substantial resources.

         The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory tests, in vivo preclinical studies and formulation studies, (ii) the submission to the FDA of an IND for human clinical testing which must become effective before human clinical trials can commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices ("GMP") for both drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

         Preclinical testing includes laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical testing are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in commencement of clinical trials.

         Clinical trials involve the administration of the new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Compounds must be formulated according to GMP.

         Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects, the drug is tested for safety (adverse side effects), absorption, dosage tolerance, metabolism, bio-distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population (i) to determine the efficacy of the drug for specific, targeted indications, (ii) to determine dosage tolerance and optimal dosage and (iii) to identify possible adverse side effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified or targeted time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the Company or the FDA may suspend clinical trials at any time if it is believed that the individuals participating in such trials are being exposed to unacceptable health risks.

         The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort. The approval process is affected by a number of factors including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Consequently, there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information or require postmarketing testing and surveillance to monitor the safety of the Company's products if it does not believe the NDA contains adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that an NDA does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

         Among the conditions for NDA approval is the requirement that any prospective manufacturer's quality control and manufacturing procedures conform to GMP. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies.

         Pursuant to the Prescription Drug User Fee Act of 1992, drug manufacturers now will be required to pay three types of user fees: a one-time application fee for a prescription NDA or PLA, an annual product fee imposed on prescription drug products after FDA approval and an annual establishment fee imposed on facilities used to manufacture prescription drugs. By 1997, the user fee for the original submission of an NDA or PLA involving clinical data will be $233,000 and the annual establishment fee could be up to $138,000; annual product fees will be less significant, but will be required for each specific strength or potency of the marketed drug. Although there are exemptions for certain products, and deferrals of payment and significant discounts for small businesses, it still is uncertain how the FDA will interpret and apply these provisions of the legislation.

         Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements.

         In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

THIRD-PARTY REIMBURSEMENT

         The Company's ability to commercialize its products successfully will depend in part on reimbursement of the costs of such products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend towards managed health care in the United States and the concurrent growth of organizations, such as HMOs, which can control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for the Company's products. The cost containment measures that health care providers are instituting and the effect of any health care reform could adversely affect the Company's ability to sell its products if successfully developed and approved by the FDA and/or any other appropriate regulatory authority.

         There can be no assurance that reimbursement in the United States or foreign countries will be available for any products the Company may develop, or if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's products, thereby adversely affecting the Company's business. The unavailability or inadequacy of third-party reimbursement for the Company's products would adversely affect the Company's business. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company's business.

SCIENTIFIC ADVISORY BOARD

         Neurogen's Scientific Advisory Board is composed of certain of its scientists and other leading scientists from Yale University (the "University") who have been actively involved in pioneering research in the field of neurobiology and the treatment of neurological disorders for a number of years. Scientific Advisory Board members meet as a group with management and key scientific employees of the Company approximately on a monthly basis. Scientific Advisory Board members have taken an active role in helping the Company identify scientific and product development opportunities and recruit and evaluate the Company's scientific staff.

         The Scientific Advisory Board presently consists of the following individuals:

  NAME                     POSITION
  ----                     --------

 John F. Tallman, Ph.D.     Chairman of the Scientific Advisory Board,
                            Executive Vice President and Scientific Director of
                            Neurogen Corporation

 George K. Aghajanian, M.D. Professor of Psychiatry and Pharmacology, Yale
                            University

 B. Stephenson Bunney, M.D. Professor of Psychiatry and Pharmacology,
                            Chairman, Department of Psychiatry, Yale University

 Dennis S. Charney, M.D.    Associate Professor of Psychiatry and Director,
                            Clinical Neuroscience Research Unit, Yale University

 Michael Davis, Ph.D.       Professor of Psychiatry and Psychology, Yale
                            University

 Dorothy W. Gallager, Ph.D. Vice President--Pharmacology, Neurogen
                            Corporation

 George R. Heninger, M.D.   Professor of Psychiatry and Director of the
                            Abraham Ribicoff Research Facilities of the
                            Connecticut Mental Health Center, Yale University

 Alan J. Hutchison, Ph.D.   Vice President--Drug Discovery, Neurogen
                            Corporation

 Eric Nestler, M.D., Ph.D   Associate Professor of Psychiatry and
                            Pharmacology, Yale University

 D. Eugene Redmond, Jr., M.D. Professor of Psychiatry, Yale University

 Robert H. Roth, Ph.D.      Professor of Psychiatry and Pharmacology, Yale
                            University

         Each of the members has served on the Scientific Advisory Board pursuant to consulting agreements (the "SAB Agreements") since 1988, with the exception of Dr. Nestler, who has served on the Scientific Advisory Board since January 1993. The SAB Agreements contain confidentiality provisions and restrict the members of the Scientific Advisory Board from competing with the Company for the term of the agreement and for one year thereafter. The SAB Agreements expire in 1998. Each member of the Scientific Advisory Board who is not also an employee of the Company receives a fee of $15,000 per year for providing consulting services to Neurogen at least fifteen days per year and is eligible to participate in the Neurogen Corporation 1993 Omnibus Incentive Plan. All non-employee members of the Scientific Advisory Board are employed on a full-time basis by the University and, accordingly, devote only a small portion of their time to Neurogen. The University has regulations and policies which limit the ability of such personnel to act as part-time consultants or in other capacities for a commercial enterprise. A change in these regulations or policies could adversely affect the Company. Furthermore, it is possible that inventions or processes discovered by the outside members of the Scientific Advisory Board will not become the property of Neurogen, but will remain the property of such persons, the University or other entities to which the Scientific Advisory Board members have obligations.


HUMAN RESOURCES

         As of December 31, 1995, the Company had 88 full-time employees, including 70 scientists and 18 administrative staff members. The Company's staff includes 26 persons with Ph.D. degrees, all of whom are actively involved in research. Neurogen believes that its success will be dependent largely upon its ability to continue to attract and retain scientists and technical staff qualified in pharmacology, neuroscience, medicinal chemistry and molecular biology. The failure to retain such personnel or to develop expertise in such fields could materially adversely affect prospects for the Company's success. None of the Company's employees are covered by collective bargaining agreements, and the Company considers relations with its employees to be good. In addition, the failure to retain certain of the Company's current scientific personnel, some of whom do not have employment contracts with the Company, could adversely affect the Company. Each of the Company's current scientific personnel has entered into confidentiality and non-competition agreements with the Company.


  ITEM 2.  PROPERTIES

         The Company conducts its operations in a facility located in Branford, Connecticut, which it purchased in March 1989. Since that time, Neurogen has completed two stages of construction which provide approximately 36,000 square feet of laboratory and administrative space. In August 1995, the Company entered into a ten-year lease agreement to lease 24,000 square feet of space, which is adjacent to the Company's existing research facility and currently used as a warehouse. Renovations of the new facility to convert it to laboratories and offices are expected to be completed by the first quarter 1997. The Company has an option to purchase the facility and to extend the lease for an additional ten-year period. The Company expects that its expanded facility will accommodate the anticipated administrative and research needs of the Company for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

         Neurogen knows of no material litigation or proceeding pending or threatened to which the Company is, or may become, a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of fiscal year 1995, no matter was submitted to a vote of stockholders.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for historical matters, the matters discussed in this Form 10K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or any rules, regulations or releases of the Securities and Exchange Commission with respect thereto. Forward-looking statements in this Form 10K include, but are not limited to, statements in Item 1 under the caption "Business - Product Research and Development" with respect to the Company's various product development programs and statements in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" with respect to the sufficiency of the Company's cash balance to fund planned operations. In addition, the Company may from time to time make forward-looking statements in the future.

Neurogen wishes to caution readers, and others to whom forward-looking statements are addressed, that any such forward-looking statements are not guarantees of future performance and that actual results may differ materially from estimates in the forward looking statements. In addition to the important factors described elsewhere in this Form 10K and the Company's other filings with the Securities and Exchange Commission, the following important factors, among others, could affect Neurogen's actual future results and could cause such results to differ materially from estimates expressed in any forward-looking statements made by, or on behalf of, Neurogen:

 .    Difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, including without limitation any unanticipated pre-clinical or clinical delays, delays in regulatory approvals, the failure to attract or retain scientific and management personnel, any unexpected adverse side effects or inadequate therapeutic efficacy which could slow or prevent product development efforts at any stage of product development by delaying or preventing clinical trials, delaying or preventing regulatory approval for commercialization or adversely affecting acceptance by the market.

 .    Vigorous competition within the Company's anticipated product markets, including without limitation competition from fully-integrated pharmaceutical companies with substantially greater capabilities, experience and resources than the Company.

 .    Risk that competitors will succeed in developing technologies and products that are more effective than those of the Company or that are commercialized prior to similar technologies or products of the Company.

 .    Neurogen's dependence on its corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise with respect to its most advanced compounds.

 .    Risk that Neurogen's interest will not coincide with those of its collaborators with respect to the timing of clinical development of compounds, the future productions of developed products and strategies with respect to marketing such products.

 .    Risk that actual research and development costs may exceed budgeted amounts for a variety of reasons linked to the uncertainty of product development in the pharmaceutical industry.

 .    Inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company's business which may require the Company to reduce substantially or eliminate expenditures for product development or to relinquish rights to certain of its technologies or potential products.

 .    Risk that the company's patents and confidentiality agreements of the
     Company with collaborators, employees, consultants or vendors will not adequately protect the Company's intellectual property or trade secrets.

 .    The Company's dependence upon third parties for the manufacture of its potential products and the Company's inexperience in manufacturing if the Company establishes internal manufacturing capabilities, each of which could adversely affect the Company's future profit margins, if any, and its ability to develop and manufacture products on a timely and competitive basis.

 .    Neurogen's dependence on third parties to market potential products and
     Neurogen's lack of sales and marketing capabilities, each of which could adversely affect the success of any sales and marketing efforts for the Company's products.

 .    Unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company's products.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of Neurogen is traded on The NASDAQ Stock Market under the symbol NRGN. As of March 1, 1996, there were approximately 450 holders of record of the Company's common stock. No dividends have been paid on the common stock to date, and the Company currently intends to retain any earnings for further development of the Company's business.

         The following table sets forth the high and low closing bid prices for the common stock as reported by NASDAQ.


                                                             High         Low
                                                             ----         ---

  Fiscal 1995:
  -----------

  First Quarter............................................  9 5/8        6 5/8
  Second Quarter...........................................  17           9 1/4
  Third Quarter............................................  22 1/4      13 1/2
  Fourth Quarter...........................................  27 5/8      18 3/4


  Fiscal 1994:
  -----------

  First Quarter............................................  9            7
  Second Quarter...........................................  9            6 1/2
  Third Quarter............................................  6 7/8        4 3/4
  Fourth Quarter...........................................  7            6

ITEM 6.  SELECTED FINANCIAL DATA

- ------------------------------------------------------------------------------------------------------------------------------------

                                                                      For the Year Ended December 31
                                              1995                  1994                1993          1992               1991
- ------------------------------------------------------------------------------------------------------------------------------------

Total revenues                        $ 29,281,964           $ 6,362,460         $ 5,219,636   $ 5,330,828        $   369,070
Total expenses                        $ 15,653,442           $13,013,655         $ 9,035,767   $ 6,924,114        $ 5,530,084
Net income (loss)                     $ 13,353,522           $(6,651,195)        $(3,816,131)  $(1,593,286)       $(5,161,014)
Net income (loss) per
     share-primary                    $       1.07           $      (.70)        $      (.43)  $      (.18)       $      (.77)

Total assets                          $104,856,362           $25,889,078         $22,704,168   $27,425,550        $14,695,238
Long-term debt                        $    460,075           $   619,887         $   791,874   $ 1,265,265        $ 1,687,183
Stockholders' equity                  $ 98,076,241           $24,080,524         $20,770,672   $24,586,803        $12,064,882
Weighted average number
     of shares outstanding              12,479,000             9,528,000           8,962,000     8,752,000          6,675,000

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        Since its inception in September 1987, Neurogen has been engaged in the discovery and development of drugs. The Company has not derived any revenue from product sales and, excluding the effect of $14 million in one-time license fees received from Schering-Plough and $3.5 million in one-time license fees received from Pfizer in 1995, expects to incur significant losses in most years prior to deriving any such product revenues. Its revenues to date have come from three collaborative research agreements entered into with Pfizer, one collaboration with Schering-Plough, and from interest income.


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


YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

        In June and November 1995, the Company received, and recognized as revenue, $14 million and $3.5 million in one-time license fees in connection with entering into the Schering-Plough Agreement and the 1995 Pfizer Agreement, respectively. Due primarily to these license fees, the Company's operating revenues increased to $26.9 million for the year ended December 31, 1995 compared to $5.8 million in 1994 and $4.6 million in 1993. In addition, research revenues increased by $3.6 million or 63 percent from 1994 to 1995 and by $1.2 million or 26 percent from 1993 to 1994. These increases are due to the commencement of the 1994 Pfizer Agreement in the third quarter of 1994, the Schering-Plough Agreement in the third quarter of 1995 and the 1995 Pfizer Agreement in the fourth quarter of 1995. Research funding under the 1992 Pfizer Agreement, which has represented $4.6 million per year for the last four years, is scheduled to terminate at the end of 1996.

        Research and development costs have increased substantially over the past several years, rising 25 percent to $12.6 million in 1995 compared to 1994 and 57 percent to $10.1 million in 1994 compared to 1993. These increases are due primarily to expansion of preclinical and clinical testing on the Company's lead eating disorders and schizophrenia compounds. In addition, in each of these years the Company has increased the size of its research staff and the amount of related levels of equipment, materials and supplies. Research and development costs represented 81 percent, 79 percent and 72 percent of total operating expenses for the years ended
December 31, 1995, 1994 and 1993, respectively.

        General and Administrative expenses increased 6 percent to $2.9 million in 1995 and 12 percent to $2.8 million in 1994 as compared to 1993. The increases in both years were due primarily to an increase in administrative activities and the addition of related facilities to support the Company's expanded research programs.

        Other income, consisting primarily of interest income and gains and losses from invested cash and marketable securities, was $2.3 million, $0.5 million and $0.5 million in 1995, 1994, and 1993, respectively. The increase of $1.8 million in 1995 compared to 1994 was due primarily to a higher level of invested funds.

        The Company recognized net income of $13.4 million for the year ended December 31, 1995 as compared with a net loss of $6.7 million in 1994 and a net loss of $3.8 million in 1993. The change in earnings in 1995 is primarily due to revenues resulting from the above-noted one-time license fees of $14 million from Schering-Plough and $3.5 million from Pfizer and the $1.8 million increase in investment income. The increase in net loss from 1993 to 1994 was due to increased development and clinical costs of its lead antipsychotic compound, additional staff and related laboratory supply costs of other non-Pfizer projects.

        In 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Adoption of SFAS 115 did not have a significant impact on the Company's financial statements.

        The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 permits either the recording of the expense of stock-based compensation over the service period or disclosing in the footnotes to the financial statements the pro forma effects on net income and on earnings per share. SFAS 123 will be effective for 1996. The Company is evaluating the effect of this statement.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1995 and 1994, cash, cash equivalents and marketable securities were in the aggregate $91.6 million and $15.5 million, respectively. The increase in 1995 was due primarily to the receipt of net proceeds of approximately $43 million from the August 1995 sale of 2,875,000 shares of common stock in an underwritten public offering, the receipt of $17 million (including $3 million of unearned revenue) from Schering-Plough in connection with entering into the Schering-Plough Agreement and the receipt of $20 million from Pfizer (including $16.5 million for the sale of 750,000 shares of common stock and a $3.5 million license fee) in connection with entering into the 1995 Pfizer Agreement. The Company's aggregate level of cash, cash equivalents and marketable securities have fluctuated in the past and are expected to fluctuate in the future as a result of the factors described below.


        Neurogen's cash requirements to date have been met by the proceeds of its financing activities, amounts received pursuant to collaborative arrangements and interest earned on invested funds. The Company's financing activities include three private placement offerings of its common stock prior to its initial public offering, underwritten public offerings of the Company's common stock in 1989, 1991 and 1995, and the private sale of common stock to Pfizer in connection with entering into the Pfizer Agreements. Total funding received from these financing activities was approximately $104.9 million. The Company's expenditures have been primarily to fund research and development and general and administrative expenses and to construct and equip its research and development facility.

        In the first quarter of 1992, the Company entered into the 1992 Pfizer Agreement pursuant to which Pfizer made a $13.8 million equity investment in the Company. Under this agreement, the Company has received or is scheduled to receive $4.6 million in each year from 1992 through 1996 to fund Neurogen's research in its anxiolytic (anxiety-reducing drugs) and cognitive enhancer programs. Neurogen could also receive milestone payments of up to $12.5 million during the development and regulatory approval of its anxiolytic and cognition enhancement products. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter gama-aminobutyric acid, or GABA, and for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. As of December 31, 1995, Pfizer had provided $18.4 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, in addition to its $13.8 million equity investment in 1992.

        Neurogen and Pfizer entered into their second collaborative agreement, the 1994 Pfizer Agreement, in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company. Under this agreement, the Company has received or is scheduled to receive approximately $7.4 million during the three-year period which commenced July 1, 1994, to fund Neurogen's sleep disorder program and may receive up to an additional $2.4 million for a fourth year should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to $3.3 million during the development and regulatory approval of its sleep disorder compounds. As part of this second collaboration, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties depending upon net sales levels, if any. As of December 31, 1995, Pfizer had provided $3.8 million of research funding to the Company pursuant to the 1994 Pfizer Agreement, in addition to its $9.9 million equity investment in 1994.

        Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

        Neurogen and Pfizer entered into their third collaborative agreement, the 1995 Pfizer Agreement, in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company and paid a $3.5 million license fee. The Company has received or is scheduled to receive approximately $7.2 million during the three-year period which commenced November 1, 1995, to fund Neurogen's neuropeptide Y (NPY) eating disorders program and may receive up to an additional $2.4 million per year for a fourth and fifth year should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $28 million during the development and regulatory approval of products under the collaboration. As of December 31, 1995, Pfizer had provided $600,000 in research funding (including $200,000 in unearned revenues) pursuant to the 1995 Pfizer Agreement. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any collaboration products in NAFTA countries and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.

        In June 1995, Neurogen and Schering-Plough entered into the Schering-Plough Agreement to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14 million for rights relating to Neurogen's dopamine program and $3 million for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Schering-Plough also agreed to pay an additional $3 million in 1996 for the right to test additional libraries. Neurogen expects to receive approximately $7.2 million during the two-year period which commenced June 28, 1995, for research and development funding of the Company's dopamine program. The Company may receive additional research and development funding of up to $3.6 million per year for three additional one-year periods depending on whether and the extent to which Schering-Plough exercises its right to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $32 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. As of December 31, 1995, Schering-Plough had provided $2.7 million in research funding (including $900,000 in unearned revenue) pursuant to the Schering-Plough Agreement. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

        The Company plans to use its cash balance for its research and development activities, working capital and general corporate purposes. Neurogen anticipates that its current cash balance, as supplemented by research funding pursuant to the Pfizer Agreements and the Schering-Plough Agreement, will be sufficient to fund its current and planned operations through 1999. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to, the progress of the Company's research and development programs, the timing and results of preclinical testing and clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of its proposed products, the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs, conducting clinical studies, obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. The Company anticipates that it may augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. No arrangements have been entered into for any future financing and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

        As of December 31, 1995, the Company had approximately $12,240,000 of net operating loss carryforwards available for federal income tax purposes which expire from the years 2003 through 2009. The Company had approximately $10,670,000 of Connecticut state tax net operating loss carryforwards as of December 31, 1995 which expire in the years 1996 through 1999. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss carryforwards may be subject to an annual limitation in future periods.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----
Balance Sheets at December 31, 1995 and 1994                         32

Statements of Operations for the years ended December 31, 1995
1994 and 1993.                                                       33

Statements of Stockholders' Equity for the years ended
December 31, 1995, 1994 and 1993                                     34

Statements of Cash Flows for the years ended December 31, 1995,
1994 and 1993                                                        35

Notes to Financial Statements                                        36

Independent Auditors' Report                                         49


                                BALANCE SHEETS

Neurogen Corporation

- --------------------------------------------------------------------------------
December 31                                               1995            1994
- --------------------------------------------------------------------------------

Assets

Current Assets:

  Cash and cash equivalents                       $ 26,004,548    $  9,439,727
  Marketable securities - short term                39,881,172       6,040,434
  Other current assets                               1,517,543         398,542
                                                  ------------    ------------
    Total current assets                            67,403,263      15,878,703

Marketable securities - long term                   25,731,798               -
Property, plant & equipment (note 3)
  Land                                                 425,000         425,000
  Building                                           8,415,766       8,379,703
  Equipment                                          4,071,650       2,297,728
  Furniture                                            166,072         110,668
  Construction in progress                             293,911               -
  Equipment and furniture under capital lease                -       1,200,000
                                                  ------------    ------------
                                                    13,372,399      12,413,099
  Less accumulated depreciation                      2,146,482       2,588,476
                                                  ------------    ------------
    Net property, plant and equipment               11,225,917       9,824,623
                                                  ------------    ------------
Other assets, net                                      495,384         185,752
                                                  ------------    ------------
                                                  $104,856,362    $ 25,889,078

Liabilities and Stockholders' Equity
Current Liabilities:
  Accrued expenses (note 9)                       $  1,997,647    $    949,717
  Unearned revenue from corporate
    partners (note 2)                                4,100,000               -
  Current portion of mortgage payable (note 3)         159,812         141,125
  Current portion of capital lease obligation                -          30,863
                                                  ------------    ------------
    Total current liabilities                        6,257,459       1,121,705
Mortgage payable, excluding current
  portion (note 3)                                     460,075         619,887
Other compensation                                      62,587          62,587
Deferred gain on sale of assets                              -           4,375
                                                  ------------    ------------
  Total liabilities                                  6,780,121       1,808,554
                                                  ============    ============

Stockholders' equity (notes 2, 4, and 6)
  Preferred stock, par value $.025 per share.
    Authorized 2,000,000 shares; none issued                 -               -
  Common stock, par value $.025 per share.
    Authorized 30,000,000 shares; issued and
    outstanding 13,949,064 shares in 1995
    and 10,082,763 in 1994                             348,727         252,069
  Additional paid-in capital                       106,039,959      45,607,590
  Accumulated deficit                               (8,412,660)    (21,766,182)
  Unrealized gain (loss) on marketable
    securities                                         100,215         (12,953)
                                                  ------------    ------------
    Total stocholders' equity                       98,076,241      24,080,524
                                                  ============    ============
                                                  $104,856,362    $ 25,889,078


See accompanying notes to financial statements

                           STATEMENTS OF OPERATIONS


Neurogen Corporation

- --------------------------------------------------------------------------------
For the Year Ended December 31             1995          1994           1993
- --------------------------------------------------------------------------------

Operating revenues (note 2):
  License fees                          $17,500,000            --            --
  Research revenues                       9,428,667    $5,789,333   $ 4,604,524
                                        -----------  ------------   -----------

    Total operating revenues             26,928,667      5,789,333    4,604,524

Operating expenses:
  Research and development               12,646,189     10,149,633    6,451,876
  General and administrative              2,938,525      2,774,380    2,474,647
                                        -----------  -------------  -----------

    Total operating expenses             15,584,714     12,924,013    8,926,523

Other income (expenses):
  Investment income                       2,353,297        573,127      615,112
  Interest expense                          (68,728)       (89,642)    (109,244)
                                        -----------  -------------  -----------

  Total other income, net                 2,284,569        483,485      505,868

Income (loss) before provision for
  income taxes                          $13,628,522    ($6,651,195) ($3,816,131)
Provision for income taxes                  275,000              -            -
                                        -----------  -------------  -----------
Net income (loss)                       $13,353,522    ($6,651,195) ($3,816,131)
                                        ===========  =============  ===========


Earnings (loss) per share:
    Primary                                   $1.07         ($ .70)      ($ .43)
                                        -----------  -------------  -----------

    Fully diluted                             $1.04             --           --
                                        -----------  -------------  -----------

Shares used in calculation of
  earnings (loss) per share:
    Primary                              12,479,000      9,528,000    8,962,000
                                        -----------  -------------  -----------

    Fully diluted                        12,868,000             --         --
                                        -----------  -------------  -----------

See accompanying notes to financial statements

Neurogen Corporation          STATEMENTS OF STOCKHOLDERS' EQUITY


- ----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended                       Common Stock
                                     ---------------------    Additional                        Unrealized
December 31, 1995, 1994 and 1993       Shares                   Paid-in     Accumulated        gain (loss) on
                                       Issued      Amount       Capital       Deficit        Marketable Securities      Total
- --------------------------------     ----------  ---------  ------------   -------------     ---------------------   -------------
Balance at December 31, 1992          8,961,763  $ 224,044  $ 35,661,615   $ (11,298,856)    $                   -   $  24,586,803
Net Loss                                      -          -             -      (3,816,131)                        -      (3,816,131)
                                     ----------  ---------  ------------   -------------     ---------------------   -------------
Balance at December 31, 1993          8,961,763  $ 224,044  $ 35,661,615   $ (15,114,987)    $                   -   $  20,770,672
Issuance of shares for cash
  to Pfizer, Inc                      1,096,000     27,400     9,836,600               -                         -       9,864,000
Exercise of warrants                     25,000        625       109,375               -                         -         110,000
Net Loss                                      -          -             -      (6,651,195)                        -      (6,651,195)
Unrealized loss on invested cash
  and marketable securities                   -          -             -               -                   (12,953)        (12,953)
                                     ----------  ---------  ------------   -------------     ---------------------   -------------
Balance at December 31, 1994         10,082,763  $ 252,069  $ 45,607,590   $ (21,766,182)    $             (12,953)  $  24,080,524
Issuance of shares for cash
  to Pfizer, Inc                        750,000     18,750    16,481,250               -                         -      16,500,000
Issuance of shares for cash
  in public offering                  2,875,000      71,875   42,782,665               -                         -      42,854,540
Exercise of stock options               241,301       6,033    1,110,454               -                         -       1,116,487
Net Income                                    -           -            -      13,353,522                         -      13,353,522
Tax benefit relating to stock
  option exercise                             -           -       58,000               -                         -          58,000
Unrealized gain on invested cash
  and marketable securities                   -           -            -               -                   113,168         113,168
                                     ----------  ---------  ------------   -------------     ---------------------   -------------
Balance at December 31, 1995         13,949,064   $348,727  $106,039,959   $  (8,412,660)    $             100,215   $  98,076,241
                                     ----------  ---------  ------------   -------------     ---------------------   -------------

See accompanying notes to financial statements

Neurogen Corporation                                    STATEMENTS OF CASH FLOWS

For the year ended December 31                                       1995            1994             1993
- --------------------------------------------------               -----------     -----------      ------------
Cash flows from operating activities:
  Net income (loss)                                              $13,353,522     $(6,651,195)     $ (3,816,131)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
    Depreciation and amortization                                    779,883         889,307           877,944
    Unrealized loss on invested cash and marketable securities             -          76,209                 -
    Net (gain) loss on sale of assets                                  3,053         (26,250)          (16,815)
  Changes in operating assets and liabilities:
    Increase (decrease) in accrued expenses                        1,105,930         394,698          (457,084)
    Increase in unearned revenue from corporate partners           4,100,000               -                 -
    (Increase) decrease in other current assets                   (1,119,001)       (198,978)           29,387
    Increase in other assets, net                                   (325,938)       (131,783)          (64,015)
                                                                 -----------     -----------      ------------


      Net cash provided by (used in) operating activities         17,897,449      (5,647,992)       (3,446,714)
                                                                 ===========     ===========      ============


Cash flows from investing activities:
  Purchase of plant and equipment                                 (2,172,300)       (589,067)       (3,075,347)
  Purchases of marketable securities                             (79,513,712)    (14,957,765)      (21,515,226)
  Maturities and sales of marketable securities                   20,054,346      14,749,954        18,839,865
                                                                 -----------     -----------      ------------

      Net cash used in investing activities                      (61,631,666)       (796,878)       (5,750,708)
                                                                 ===========     ===========      ============


Cash flows from financing activities:
  Proceeds from sales of common stock, net                        59,354,540       9,864,000                 -
  Exercise of stock options                                        1,116,486               -                 -
  Exercise of warrants                                                     -          90,000                 -
  Principal payments under mortgage payable                         (141,125)       (124,622)         (110,050)
  Principal payments under capital lease
    obligations                                                      (30,863)       (348,768)         (311,867)
                                                                 -----------    ------------      ------------

    Net cash provided by (used in) financing
      activities                                                  60,299,038       9,480,610          (421,917)
                                                                 ===========     ===========      ============
      Net increase (decrease) in cash and cash equivalents        16,564,821       3,035,740        (9,619,339)
  Cash and cash equivalents at beginning of year                   9,439,727       6,403,987        16,023,326
  Cash and cash equivalents at end of year                       $26,004,548      $9,439,727        $6,403,987
                                                                 ===========     ===========      ============

See accompanying notes to financial statements

            NEUROGEN CORPORATION   NOTES TO FINANCIAL STATEMENTS


   1. SUMMARY OF SIGNIFICANT  BUSINESS   Neurogen Corporation ( "Neurogen" or
       ACCOUNTING POLICIES    the "Company") is an emerging
                              neuropharmaceuticals Company engaged in the discovery and development of drugs. Neurogen's strategy is to discover and develop drugs which modulate communications between cells in such a way as to avoid or minimize the negative side effects typically associated with many currently prescribed medications. The Company has not derived any revenue from product sales to date.

                              USE OF ESTIMATES    The preparation of
                              financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.
                              Included in property, plant and equipment at December 31, 1994 is furniture and equipment leased under a capitalized lease of $1,200,000 with related accumulated depreciation of $1,150,000. The lease expired in 1995 at which time the Company exercised its option to purchase the equipment.

                              CASH EQUIVALENTS AND MARKETABLE SECURITIES
                              Cash equivalents consist primarily of debt securities with a maturity from date of purchase of three months or less. The carrying values of cash equivalents at December 31, 1995 and 1994 were approximately $25,710,000 and $9,291,000, respectively.

                              The Company adopted Statement of Financial
                              Accounting Standards No. 115 "Accounting for
                              Certain Investments in Debt and Equity Securities" effective January 1, 1994. Adoption of this method of accounting did not have a significant impact on the Company's financial statements. During the first three quarters of 1994, the Company's invested cash and marketable securities were all classified as trading securities. The change in net unrealized loss on trading securities that has been included in earnings during the nine months ended September 30, 1994 was approximately $76,000.

                              In the fourth quarter of 1994, the Company
                              transferred invested cash and marketable
                              securities from the trading category to the
                              available
                              for sale category and for that quarter
                              recorded a $13,000 unrealized loss as a separate
                              component of stockholders' equity.   During the
                              fourth quarter of 1994, the Company received proceeds from maturities and sales of securities of approximately $3,225,000. Realized gains and losses have been determined by the specific identification method. Marketable securities at December 31, 1995 consist of debt securities with maturities of three months to five years. The aggregate cost of marketable securities at December 31, 1995 and 1994 was approximately $65,580,000 and $6,138,000, respectively. The
                              Company recognized gross realized gains of $96,000 and $6,000 in 1995 and 1994, respectively. Gross realized losses were $65,000 and $87,000 in 1995 and 1994, respectively.

                              REVENUE RECOGNITION Payments under corporate partner agreements are recorded as earned based on the performance requirements of the agreements, while related costs are expensed as incurred.

                              EARNINGS (LOSS) PER SHARE Primary earnings
                              (loss) per share are based on the weighted average number of shares outstanding during the year and the assumed exercise of dilutive stock options and warrants, if any, less the number of treasury shares assumed to be purchased from the proceeds using the average market price during the relevant period of the Company's common stock. Fully diluted earnings per share is calculated in the same manner, but utilizes the closing price at the end of a period rather than the average price.

                              FAIR VALUE OF FINANCIAL INSTRUMENTS
                              The carrying amounts of the Company's
                              invested cash and marketable securities
                              approximate fair value as estimated based on quoted market prices. The carrying value of long term debt approximates its fair value based upon currently available debt instruments having similar interest rates and maturities. The carrying amounts of the Company's other financial instruments approximate their fair value.

       2. CORPORATE PARTNER   In 1992, the Company entered into a
           AGREEMENTS         collaborative research agreement (the "1992 Pfizer
                              Agreement") with Pfizer Inc. ("Pfizer"), pursuant to which Pfizer has provided $13,750,000 in equity financing. Pursuant to the 1992 Pfizer Agreement, the Company has received an aggregate of $18,400,000 and expects to receive an additional
                              $4,600,000 in 1996 for research and development funding of the Company's anxiolytic and cognitive enhancer projects. Neurogen could also receive additional milestone payments totaling $12,500,000 during the development and regulatory approval of collaboration products. In return, Pfizer received the exclusive rights to manufacture and market GABA-based anxiolytics and cognition enhancers developed in the collaboration for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. In each of 1995, 1994 and 1993, Neurogen received approximately $4,600,000 in research funding, which approximates the collaboration research costs it incurred in such years.

                              The Company entered into its second
                              collaborative agreement (the "1994 Pfizer
                              Agreement") with Pfizer in June 1994 pursuant to which Pfizer made an additional equity investment in the Company of $9,864,000. Pursuant to the 1994 Pfizer Agreement, the Company has received or is scheduled to receive an aggregate of approximately $7,386,000 during the three-year period which commenced July 1, 1994, for research and development funding of the Company's sleep disorder project. The Company may also receive additional funding of $2,379,000 for a fourth year should Pfizer exercise its option to extend the research program under this collaboration. Neurogen could also receive additional milestone payments totaling $3,250,000 during the development and regulatory approval of collaboration compounds. As part of the 1994 Pfizer Agreement, Pfizer received the exclusive right to manufacture and market GABA-based sleep disorder products developed in the collaboration for which it will pay Neurogen royalties depending upon levels of any net sales. In each of 1995 and 1994 the Company received and earned research funding of $2,629,000 and $1,189,000, respectively, which approximates the collaboration research costs it incurred in such years under the second collaboration.

                              Neurogen and Pfizer entered into their third collaborative agreement (the "1995 Pfizer Agreement") in November 1995, pursuant to which Pfizer paid $3,500,000 in one-time license fees and made an additional equity investment in the Company of $16,500,000, bringing Pfizer's ownership of the Company's common stock up to 21%. Under such agreement, the Company has received or is scheduled to receive an aggregate of approximately $7,200,000 during the three-year period which commenced November 1, 1995, to fund Neurogen's neuropeptide Y (NPY) eating disorders program and may receive up to $2,400,000 per year for two additional one-year periods, should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $28 million during the development and regulatory approval of products under the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any collaboration products in NAFTA countries and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a share of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries. As of December 31, 1995 Neurogen had received $600,000 under the 1995 Pfizer Agreement, of which $400,000 was recorded as revenue and $200,000 as unearned revenue.

                              In June 1995, Neurogen and Schering
                              Corporation and Schering-Plough Ltd. (together, "Schering-Plough") entered into an Agreement (the "Schering-Plough Agreement") to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14,000,000 in exchange for rights relating to Neurogen's dopamine program and $3,000,000 (which was included in unearned revenues at December 31, 1995) for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Schering-Plough also agreed to pay an additional $3,000,000 in 1996 for the right to test additional libraries. Neurogen expects to receive approximately $7,200,000 during the two-year period which commenced June 28, 1995, of which $2,700,000 had been received and $1,800,000 recognized as revenue as of December 31, 1995, for research and development funding of the Company's dopamine program. The Company may receive additional research and development funding of up to $3,600,000 per year for three additional one-year periods depending on whether and the extent to which Schering-Plough exercises its right to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $32,000,000 if certain development and regulatory objectives are achieved regarding its products subject to the Schering-Plough Agreement. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market.

    3.  LONG-TERM DEBT AND    At December 31, 1995, the Company had a $619,887
         LEASE OBLIGATIONS    mortgage payable on, and secured by,
                              its Branford, Connecticut office and research facility, payable in monthly installments over ten years. The interest rate is adjusted quarterly to the prime rate plus 1%. At December 31, 1995, the prime rate was 8.5%.

                              Aggregate annual principal payments
                              applicable to the mortgage payable for the years subsequent to December 31, 1995 are:

                               1996                 $ 159,812
                               1997                   180,974
                               1998                   204,937
                               1999                    74,164
                                                    ---------
                                                    $ 619,887

                              In the third quarter of 1995, the Company entered into a ten year operating lease agreement to lease 24,000 square feet of space in a building adjacent to the Company's existing research facility. The Company has a renewal option to extend the lease for an additional ten year period. The Company may also exercise an option to purchase the building after the sixth year of the lease. The Company anticipates that the renovation of the leased facility into laboratory and office space will be completed by or near the end of 1996. Rent expense for 1995 totaled $15,969.

                              Future minimum rental lease payments
                              subsequent to December 31, 1995 are:

                                1996                             $  126,000
                                1997                                126,000
                                1998                                126,000
                                1999                                126,000
                                2000                                130,200
                                Thereafter                          730,800
                                                                 -----------
                                Total minimum lease payments     $1,365,000

    4. STOCK OPTIONS AND      The Neurogen Corporation Stock Option
        WARRANTS              Plan (the "Plan") originally adopted
                              in 1988 and amended in 1992, provided
                              for the issuance of incentive
                              and non-qualified stock options for up to 1,200,000 shares of common stock.

                              All options expire not later than ten years after the date of grant.

                              In August 1993, the Board of Directors
                              approved a resolution allowing employees to exchange higher-priced options to purchase 410,050 shares of common stock for new options having an exercise price of $6.50 per share, the fair market value of the Company's stock on the date of the Board's action.

                              In May 1994, the Company's shareholders
                              approved its 1993 Omnibus Incentive Plan which makes a total of 3,000,000 shares available for grant and its 1993 Non-Employee Directors Stock Option Program which makes a total of 500,000 shares available for grant. The new plans allow for stock appreciation rights, restricted shares, and performance units.


                              Shares under option for all plans are
                              summarized as follows:


                                                                    SHARES              OPTION PRICE
                              Outstanding at December 31, 1992      668,450          $2.38  -  13.00
                              Granted                             1,240,525           6.00  -   8.38
                              Canceled                             (423,250)          3.38  -  13.00
                                                                  ---------
                              Outstanding at December 31, 1993    1,485,725           2.38  -  13.00
                              Granted                               530,250           5.38  -   9.00
                              Canceled                              (13,890)          3.38  -   6.50
                                                                  ---------
                              Outstanding at December 31, 1994    2,002,085           2.38  -  13.00
                              Granted                               748,152           6.50  -  26.88
                              Exercised                            (241,301)          2.38  -   9.00
                              Canceled                              (31,287)          2.38  -   6.50
                                                                  ---------
                              Outstanding at December 31, 1995    2,477,649           2.38  -  26.88
                                                                  ---------

                               At December 31, 1995, 882,981 options were
                              exercisable at prices ranging from $2.38 - $13.00.


                              As of December 31, 1995, a total of 47,058 shares of common stock were issuable under outstanding warrants. Such warrants were issued to a prior lessor in connection with a sale and lease back of certain of the Company's furniture and equipment and expire in the year 2001.

                              During the year ended December 31, 1994, warrants to purchase 25,000 shares of common stock were exercised at an average price of $3.60 per share and deferred compensation of $20,000 was credited to additional paid in capital.

                              In February 1995, the Board of Directors approved the conversion of 112,000 warrants granted to the Company's scientific advisory board at $6.50 per share to options under the 1993 Omnibus Incentive Plan. The new options have substantially the same terms as the warrants which they replaced and are included in the table above as options granted.

                              The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 permits either the recording of the expense of stock-based compensation over the service period or disclosing in the footnotes to the financial statements, the pro forma effects on net income and earnings per share. SFAS 123 will be effective for 1996. The Company is evaluating the effect of this statement.

    5. INCOME TAXES           Total current income tax expenses (benefits) for
                              the year ended December 31, 1995
                              were allocated as follows:


                              Income from continuing operations  $275,000

                              Stockholders' equity, for
                              compensation expense for tax
                              purposes in excess of amounts
                              recognized for financial
                               reporting purposes                 (58,000)
                                                                  --------
                                                                  $217,000
                                                                  --------


                              The difference between the Company's "expected" tax expense (benefit), as computed by applying the U.S. federal corporate tax rate of 34% to income
                              (loss) before provision for income taxes, and actual tax is reconciled below:

                                                                1995        1994           1993
                                                            ----------  ------------   -----------
                              Expected tax expense
                                (benefit) at 34%            $4,633,697   $(2,945,421)  $(1,297,484)
                              State tax expense (benefit)
                                net of federal benefit       1,035,768      (504,826)     (289,644)
                              Change in beginning of
                                year balance of the
                                valuation allowance
                                for deferred tax assets
                                allocated to income
                                tax expense                 (5,940,056)    3,450,247     1,587,128
                              R&D credit                      (136,000)            -             -
                              Adjustment for state tax
                                rate                           677,195             -             -
                              Nondeductible expense              4,396             -
                                                            ----------    ----------   -----------
                                                            $  275,000    $        -   $         -
                                                            ----------    ----------   -----------

                              Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

                              The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994, are presented below:

                                                                              1995           1994
                                                                              ----           ----
                              DEFERRED TAX ASSETS:
                              Deferred compensation                     $    26,036   $    26,036
                              Contribution carryforward                      46,249        46,249
                              Research & development credit                 640,555       490,957
                              Alternative minimum tax credit
                              carryover                                     274,957             -
                              Federal tax operating loss
                              carryforwards                               4,163,437     7,679,462
                              State tax operating loss carryforwards        810,700     2,386,555
                              Other miscellaneous                           117,805        58,327
                                                                        -----------   -----------
                              Gross deferred asset                        6,079,739    10,687,586
                              Valuation allowance                        (5,652,065)  (10,389,107)
                                                                        -----------   ----------
                              Net deferred asset                            427,674       298,479
                                                                        -----------   -----------

                              DEFERRED TAX LIABILITY:
                              Depreciation                                 (427,674)     (298,479)
                                                                        -----------   -----------
                              Net asset/liability                       $         -   $         -
                                                                        -----------   -----------

                              A valuation allowance in the amount of $5,652,065 and $10,389,107 has been established at December 31, 1995 and 1994, respectively. This allowance has been established due to the uncertainty in the ability of the Company to benefit from the federal and state operating loss carryforwards.

                              Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1995 would be allocated as follows:

                              Income tax benefit that would be
                              reported in the statement of
                              operations                         $4,391,214

                              Additional paid-in capital          1,260,851
                                                                 ----------
                                                                 $5,652,065
                                                                 ----------

                              As of December 31, 1995, the Company had approximately $12,240,000 of net operating loss carryforwards available for federal income tax purposes which expire in the years 2003 through 2009. The Company also had approximately $10,670,000 of Connecticut state tax operating loss carryforwards as of December 31, 1995 which expire in the years 1996 through 1999. Because of "change in ownership" provisions of the Tax Reform
                              Act of 1986, the Company's utilization of its net operating loss carryforwards may be subject to an annual limitation in future periods.

    6.  COMMITMENTS           The Company has entered into consulting agreements
                              with eight members of its scientific advisory board pursuant to which each such member will receive a fee of $15,000 per year for consulting services to the Company for a minimum of 15 days per year. The agreements expire in July 1998. The
                              Company paid $120,000 under these agreements in each of 1995 and 1994.

                              The Company has granted Pfizer certain
                              registration rights with respect to 2,846,000 shares of Common stock and limited preemptive rights with respect to future public offerings pursuant to stock purchase agreements entered into in connection with the Pfizer Agreements.

                              The Company has granted certain registration rights to Allen & Company Incorporated and certain other persons in connection with the purchase of 1,131,583 shares of Common Stock from a prior stockholder in 1994.

                              The Company has also granted certain registration rights to a prior lessor in a sale and lease back of certain of the Company's furniture and equipment with respect to 47,058 shares of Common Stock underlying warrants held by such lessor.

    7.   BENEFIT PLANS        The Company maintains a 401(k) Plan under which
                              all of the Company's employees are eligible to participate. Each year the Company may, but is not required to, make a discretionary matching contribution to the Plan. On a quarterly basis the Company matches employee contributions at a rate of 25% of up to 6% of an employee's salary. Such contributions totaled approximately $49,000 in
                              1995, $36,000 in 1994 and $29,000 in 1993.

                              The Company has made loans to certain officers subject to various compensation agreements. The loans will be forgiven and recognized as compensation expense ratably over service periods of five to seven years. The amount of loans outstanding at December 31, 1995 was $478,000.

    8.  SUPPLEMENTAL CASH     The Company made interest payments of
        INFORMATION           approximately $69,000 in 1995, $90,000 in 1994
                              and $109,000 in 1993. The Company made income tax payments of $256,000 in 1995.

    9.  ACCRUED EXPENSES      Accrued expenses at December 31 are summarized as
                              follows:


                                         ----------  --------
                                            1995       1994
                                         ----------  --------
                 Accrued compensation    $  716,282  $323,995
                 Accounts payable         1,281,365   625,722
                                         ----------  --------
                                         $1,997,647  $949,717


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Neurogen Corporation:

We have audited the accompanying balance sheets of Neurogen Corporation as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurogen Corporation at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                           KPMG Peat Marwick LLP



Hartford, Connecticut
February 12, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has not been any change of accountants or any disagreements with the Company's accountants on any matter of accounting practice or financial disclosure in the last fiscal year.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information relating to directors and executive officers of the Company, reference is made to pages 2 through 5 and 8 through 12 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 1996, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     For information relating to executive compensation, reference is made to pages 8 through 12 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 1996, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information relating to the security ownership of certain beneficial owners and management, reference is made to pages 6 and 7 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 1996, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information relating to certain relationships and related transactions, reference is made to page 5 and pages 8 through 12 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 1996, which information is incorporated herein by reference.

                                    PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)  Financial Statements

         Reference is made to the Index to Financial Statements under Item 8
    Part II hereof, where these documents are listed.

         (2)   Financial Statement Schedule

         The Schedule supporting the Financial Statements which is filed as part of this report on Form 10-K are as follows:

         Independent Auditor's Report

         Schedule II  -  Valuation and Qualifying Accounts

         NOTE: Schedules other than that listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.

         (3) Executive Compensation Plans and Arrangements

         The following executive compensation plans or arrangements are required to be filed, and are filed, as exhibits to this Form 10-K:


         EXHIBIT
         NUMBER          DESCRIPTION
         ------          -----------

         10.1   -   Neurogen Corporation Stock Option Plan, as amended
                      (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended December 31,
                      1991).

         10.2   -   Form of Stock Option Agreement currently used in connection
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
                      with the grant of options under Neurogen Corporation 1993 Omnibus Incentive Plan (incorporated by reference to
                      Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

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

         10.7   -   Employment Contract between the Company and Harry H. Penner,
                      Jr., dated as of October 12, 1993 (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

         10.8.  -   Employment Contract between the Company and John F. Tallman, dated as of December 1, 1993 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarterly period ended September 30, 1994).

(4)                 Exhibits

EXHIBIT
NUMBER                 DESCRIPTION
- -------                -----------

 3.1         -         Restated Certificate of Incorporation, filed June 17,
                       1994.

 3.2         -         By-Laws, as amended (incorporated by reference to Exhibit
                       3.6 to the Company's Form 10-K for the fiscal year ended
                       December 31, 1993).

10.1         -         Neurogen Corporation Stock Option Plan, as amended
                       (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended December
                       31, 1991).

10.2         -         Form of Stock Option Agreement currently used in
                       connection with the grant of options under Neurogen
                       Corporation Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended December 31, 1992).

10.3         -         Neurogen Corporation 1993 Omnibus Incentive Plan, as
                       amended (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended December
                       31, 1993).

10.4         -         Form of Stock Option Agreement currently used in
                       connection with the grant of options under Neurogen
                       Corporation 1993 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

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

10.9         -         Open-End Mortgage Deed and Security Agreement between the
                       Company and Orion Machinery & Engineering Corp., dated
                       March 16, 1989

                       (incorporated by reference to Exhibit 10.15 to Registration Statement No. 33-29709 on Form S-1).

10.10        -         Form of Proprietary Information and Inventions Agreement
                       (incorporated by reference to Exhibit 10.31 to Registration Statement No. 33-29709 on Form S-1).

10.11        -         Warrant to Purchase 47,058 Shares of Common Stock to
                       MMC/GATX Partnership No. I, dated February 20, 1991
                       (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended
                       December 31, 1990).

10.12        -         Collaborative Research Agreement  and License and Royalty
                       Agreement between the Company and Pfizer Inc, dated as of January 1, 1992 (confidential treatment requested)
                       (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K for the fiscal year ended December
                       31, 1991).

10.13        -         License Agreement between the Company and the National
                       Technical Information Service, dated as of January 1,
                       1992 (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the fiscal year ended December
                       31, 1991).

10.14        -         Cooperative Research and Development Agreement between
                       the Company and the National Institutes of Health, dated as of January 21, 1993 (incorporated by reference to Exhibit 10.37 to the Company's Form 10-K for the fiscal year ended December 31, 1991).

10.15        -         Letter Agreement between the Company and Barry M. Bloom,
                       dated January 12, 1994 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

10.16        -         Letter Agreement between the Company and Robert H. Roth,
                       dated April 14, 1994 (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended December 31, 1994).

10.17        -         Collaborative Research Agreement and License and Royalty
                       Agreement between the Company and Pfizer Inc, dated as of July 1, 1994 (confidential treatment requested)
                       (incorporated by reference of Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June
                       30, 1994).

10.18        -         Stock Purchase Agreement between the Company and Pfizer
                       dated as of July 1, 1994 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1994).

10.19        -         Registration Rights and Standstill Agreement among the
                       Company and the Persons and Entities listed on Schedule I thereto, dated as of July 11, 1994

                       (incorporated by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarterly period ended September 30, 1994).

10.20        -         Collaboration and License Agreement and Screening
                       Agreement between the Company and Schering-Plough
                       Corporation (confidential treatment requested)
                       (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 28, 1995)

10.21        -         Lease Agreement between the Company and Commercial
                       Building Associates dated as of August 30, 1995
                       (incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarterly period ended
                       September 30, 1995).

10.22        -         Collaborative Research Agreement between the Company and
                       Pfizer dated as of November 1, 1995 (confidential treatment requested) (incorporated by reference to
                       Exhibit 10.1 of the Company's Form 8-K dated
                       November 1, 1995)


10.23        -         Development and Commercialization Agreement between the
                       Company and Pfizer dated as of November 1, 1995
                       (confidential treatment requested) (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated
                       November 1, 1995)


10.24        -         Stock Purchase Agreement between the Company and Pfizer
                       dated as of November 1, 1995 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated November
                       1, 1995)

11.1         -         Computation of Earnings per Common Share.

24.1         -         Consent of KPMG Peat Marwick LLP, Independent Auditors.

25.1         -         Powers of Attorney of Frank C. Carlucci, Robert H. Roth,
                       John Simon, John F. Tallman, Robert M. Gardiner, Robert
                       N. Butler, Jeffrey J. Collinson, Richard D. Harrison,
                       Mark Novitch and Barry M. Bloom.

99.1         -         Proxy Statement for the Annual Meeting of Stockholders to
                       be held on June 4, 1996 (to be filed with the Commission before April 29, 1996).

(b)    Reports on Form 8-K

       The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal year 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NEUROGEN CORPORATION

                                           By:   /s/ HARRY H. PENNER, JR.
                                           -----------------------------
                                           Harry H. Penner, Jr.
                                           President and Chief Executive Officer

    Date:  March 29, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:

SIGNATURE                           TITLE                                             DATE
- -------------------------------     -----                                             --------------
                 *                  Chairman of the Board and Director                March 29, 1996
- -------------------------------
    Frank C. Carlucci

    /s/ HARRY H. PENNER, JR.        President, Chief Executive Officer and            March 29, 1996
- -------------------------------
    Harry H. Penner, Jr.            Director (Principal Executive Officer)

                 *                  Executive Vice President, Secretary and Director  March 29, 1996
- -------------------------------
    John F. Tallman, Ph.D.

    /s/ STEPHEN R. DAVIS            Vice President-Finance, Chief Financial           March 29, 1996
- -------------------------------     Officer and Treasurer
    Stephen R. Davis                (Principal Financial and Accounting Officer)


                 *                  Director                                          March 29, 1996
- -------------------------------
    Robert H. Roth, Ph.D.

                 *                  Director                                          March 29, 1996
- -------------------------------
    Jeffrey J. Collinson

                 *                  Director                                          March 29, 1996
- -------------------------------
    John Simon

                 *                  Director                                          March 29, 1996
- -------------------------------
    Robert M. Gardiner

                 *                  Director                                          March 29, 1996
- -------------------------------
    Robert N. Butler, M.D.


                 *                  Director                                          March 29, 1996
- -------------------------------
    Richard D. Harrison

                 *                  Director                                          March 29, 1996
- -------------------------------
    Barry M. Bloom

                 *                  Director                                          March 29, 1996
- -------------------------------
    Mark Novitch


    * By:  /s/  HARRY H. PENNER, JR.
            Harry H. Penner, Jr., Attorney-in-Fact

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
Neurogen Corporation:

   Under the date of February 12, 1996, we reported on the balance sheets of Neurogen Corporation as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995 as contained in the Annual Report on Form 10-K for the year 1995. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14(a)(2) of the accompanying Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       KPMG Peat Marwick LLP


Hartford, Connecticut
February 12, 1996

                                                            SCHEDULE II

                              NEUROGEN CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

 COLUMN A               COLUMN B     COLUMN C     COLUMN D    COLUMN E
- -----------           ------------  -----------  ----------  -----------
                           BALANCE                               BALANCE
                      AT BEGINNING                                AT END
DESCRIPTION              OF PERIOD   ADDITIONS   DEDUCTIONS    OF PERIOD
- -----------           ------------  -----------  ----------  -----------

1995

Deferred Tax Assets    $10,389,107             -  $4,737,042   $ 5,652,065
Valuation Allowance

1994

Deferred Tax Assets    $ 7,443,686    $2,945,421        -      $10,389,107
Valuation Allowance

1993

Deferred Tax Assets
Valuation Allowance    $         -    $7,443,686 (1)    -      $ 7,443,686



(1) Represents offset of deferred tax assets established under Statement of Accounting Standards No. 109 "Accounting for Income Taxes" which was adopted effective January 1, 1993.

                                 EXHIBIT INDEX

EXHIBIT                                         SEQUENTIALLY
NUMBER                DESCRIPTION               NUMBERED PAGE
- ------------  ---------------------------
3.1        -  Restated Certificate of
              Incorporation, filed June
              17, 1994.

3.2        -  By-Laws, as amended
              (incorporated by reference
              to Exhibit 3.6 to the
              Company's Form 10-K for
              the fiscal year ended
              December 31, 1993).

10.1       -  Neurogen Corporation Stock
              Option Plan, as amended
              (incorporated by reference
              to Exhibit 10.1 to the
              Company's Form 10-K for
              the fiscal year ended
              December 31, 1991).

10.2       -  Form of Stock Option
              Agreement currently used
              in connection with the
              grant of options under
              Neurogen Corporation Stock
              Option Plan (incorporated
              by reference to Exhibit
              10.2 to the Company's Form
              10-K for the fiscal year
              ended December 31, 1992).

10.3      -   Neurogen Corporation 1993
              Omnibus Incentive Plan, as
              amended (incorporated by
              reference to Exhibit 10.3
              to the Company's Form 10-K
              for the fiscal year ended
              December 31, 1993).

10.4       -  Form of Stock Option
              Agreement currently used
              in connection with the
              grant of options under
              Neurogen Corporation 1993
              Omnibus Incentive Plan
              (incorporated by reference
              to Exhibit 10.4 to the
              Company's Form 10-K for
              the fiscal year ended
              December 31, 1993).

10.5       -  Neurogen Corporation 1993
              Non-Employee Directors
              Stock Option Program
              (incorporated by reference
              to Exhibit 10.5 to the
              Company's Form 10-K for
              the fiscal year ended
              December 31, 1993).

10.6       -  Form of Stock Option
              Agreement currently used
              in connection with the
              grant of options under
              Neurogen Corporation 1993
              Non-Employee Directors
              Stock Option Program
              (incorporated by reference
              to Exhibit 10.6 to the
              Company's Form 10-K for
              the fiscal year ended
              December 31, 1993).

10.7       -  Employment Contract
              between the Company and
              Harry H. Penner, Jr.,
              dated as of October 12,
              1993 (incorporated by
              reference to Exhibit 10.7
              to the Company's Form 10-K
              for the fiscal year ended
              December 31, 1993).

10.8       -  Employment Contract between the
              Company and John F.
              Tallman, dated as of December 1,
              1993 (incorporated by
              reference to Exhibit 10.25 to the
              Company's Form 10-Q
              or the quarterly period ended
              September 30, 1994).

10.9       -  Open-End Mortgage Deed and
              Security Agreement between
              the Company and Orion
              Machinery & Engineering
              Corp., dated March 16,
              1989 (incorporated by
              reference to Exhibit 10.15
              to Registration Statement
              No. 33-29709 on Form S-1).

10.10      -  Form of Proprietary
              Information and Inventions
              Agreement (incorporated by
              reference to Exhibit 10.31
              to Registration Statement
              No. 33-29709 on Form S-1).

10.11      -  Warrant to Purchase 47,058
              Shares of Common Stock to
              MMC/GATX Partnership No.
              I, dated February 20, 1991
              (incorporated by reference
              to Exhibit 10.34 to the
              Company's Form 10-K for
              the fiscal year ended
              December 31, 1990).

10.12      -  Collaborative Research
              Agreement between
              the Company and Pfizer
              Inc, dated as of January
              1, 1993 (Confidential
              Treatment requested)
              (incorporated by reference
              to Exhibit 10.35 to the
              Company's Form 10-K for
              the fiscal year ended
              December 31, 1991).

10.13      -  License Agreement between
              the Company and the
              National Technical
              Information Service, dated
              as of January 1, 1992
              (incorporated by reference
              to Exhibit 10.36 to the
              Company's Form 10-K for
              the fiscal year ended
              December 31, 1991).

10.14      -  Cooperative Research and
              Development Agreement
              between the Company and
              the National Institutes of
              Health, dated as of
              January 21,
              1993(incorporated by
              reference to Exhibit 10.37
              to the Company's Form 10-K
              for the fiscal year ended
              December 31, 1991).

10.15      -  Letter Agreement between
              the Company and Barry M.
              Bloom dated January 12,
              1994 (incorporated by
              reference to Exhibit 10.25
              to the Company's Form 10-K
              for the fiscal year ended
              December 31, 1993).

10.16      -  Letter Agreement between
              the Company and Robert H.
              Roth, dated April 14, 1994
              (incorporated by reference
              to Exhibit 10.26 to the
              Company's Form 10-K for
              the fiscal year ended
              December 31, 1994).

10.17      -  Collaborative Research
              Agreement between the
              Company and Pfizer
              Inc, dated as of
              July 1, 1994 (confidential
              treatment requested)
              (incorporated by reference
              to Exhibit 10.1 to the
              Company's Form 10-Q for
              the quarterly period ended
              June 30, 1994).

10.18      -  Stock Purchase Agreement
              between the Company and
              Pfizer dated as of July 1,
              1994 (incorporated by
              reference to Exhibit 10.2
              to the Company's Form 10-Q
              for the quarterly period
              ended June 30, 1994).

10.19      -  Registration Rights and
              Standstill Agreement among
              the Company and the
              Persons and Entities
              listed on Schedule I
              thereto, dated as of July
              11, 1994 (incorporated by
              reference to Exhibit 10.29
              to the Company's Form 10-Q
              for the quarterly period
              ended September 30, 1994).

10.20      -  Collaboration and License
              Agreement and Screening
              Agreement between the
              Company and
              Schering-Plough
              Corporation (incorporated
              by reference to Exhibit
              10.1 to the Company's
              Form 8-K dated July 28,
              1995).

10.21      -  Lease Agreement between
              the Company and Commercial
              Building Associates dated
              as of August 30, 1995
              (incorporated by reference
              to Exhibit 10.27 to the
              Company's Form 10-Q for
              the quarterly period ended
              September 30, 1995).

10.22      -  Collaborative Research
              Agreement between the
              Company and Pfizer dated
              as of November 1, 1995
              (confidential treatment requested)
              (incorporated by reference
              to Exhibit 10.1 of the
              Company's Form 8-K dated
              November 1, 1995).

10.23      -  Development and Commercialization
              Agreement between the Company
              and Pfizer dated as of November
              1, 1995 (confidential treatment
              requested) (incorporated by
              reference to Exhibit 10.2
              of the Company's Form 8-K
              dated November 1, 1995).


10.24      -  Stock Purchase Agreement
              between the Company and
              Pfizer dated as of
              November 1, 1995
              (incorporated by reference
              to Exhibit 10.3 of the
              Company's Form 8-K dated
              November 1, 1995).

11.1       -  Computation of Earnings
              per Common Share.


24.1       -  Consent of KPMG Peat
              Marwick LLP, Independent
              Auditors.

25.1       -  Powers of Attorney of
              Frank C. Carlucci, Robert
              H. Roth, John Simon, John
              F. Tallman, Robert M.
              Gardiner, Robert N.
              Butler, Jeffrey J.
              Collinson, Richard D.
              Harrison, Mark Novitch and
              Barry M. Bloom.

99.1       -  Proxy Statement for the
              Annual Meeting of
              Stockholders to be held on
              June 4, 1996 (to be filed
              with the Commission before
              April 30, 1996).

                                                                    EXHIBIT 11.1


                              NEUROGEN CORPORATION

              COMPUTATION OF NET EARNINGS (LOSS) PER COMMON SHARE

      (IN THOUSANDS, EXCEPT NET EARNINGS (LOSS) PER COMMON SHARE AMOUNTS)


                                                   For the Year Ended
                                                      December 31,

                                                     1995                   1994      1993
                                                    ------                  ----      ----
                                                        Fully-
                                               Primary diluted
                                               ------- -------
       Weighted average shares outstanding     11,267   11,267              9,528      8,962

       Dilutive effect of:

       Warrants                                    39       43                  - (1)        -  (1)

       Stock Options                            1,173    1,558                  - (1)        -  (1)
                                              -------   ------            -------      -------

       Common and Common Equivalent Shares     12,479   12,868              9,528        8,962
                                              =======   ======            =======      =======

       Net Income (Loss)                      $13,354  $13,354            $(6,651)     $(3,816)
                                              =======  =======            =======      =======

       Net (Income) Loss per Common Share     $  1.07  $  1.04            $  (.70)       $(.43)
                                              =======  =======            =======      =======

__________________________

(1) The Common Stock Equivalents have not been included as their inclusion would be antidilutive.

                                                                    EXHIBIT 24.1



                         INDEPENDENT AUDITORS' CONSENT


The Board of Directors and Stockholders
Neurogen Corporation:

We consent to incorporation by reference in the registration statements
(Nos. 33-43441, 33-48541 and 33-81268) on Form S-8 of Neurogen Corporation of our report dated February 12, 1996, relating to the balance sheets of Neurogen Corporation as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995 which report appears in the December 31, 1995 annual report on Form 10-K of Neurogen Corporation.


                                           KPMG Peat Marwick LLP



Hartford, Connecticut
March 29, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NEUROGEN CORPORATION


                                      By:
                                          -------------------------
                                          Harry H. Penner, Jr.
                                          President and Chief Executive Officer

Date:  March 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:


SIGNATURE                 TITLE                                                     DATE
- ------------------------  -----                                                   -------
             *            Chairman of the Board and Director                    March __, 1996
- ------------------------
Frank C. Carlucci

- ------------------------  President, Chief Executive Officer and                March __, 1996
Harry H. Penner, Jr.      Director (Principal Executive Officer)

             *            Executive Vice President, Secretary and Director      March __, 1996
- ------------------------
John F. Tallman, Ph.D.

- ------------------------  Vice President-Finance, Chief Financial               March __, 1996
Stephen R. Davis          Officer and Treasurer
                          (Principal Financial and Accounting Officer)

             *            Director                                              March __, 1996
- ------------------------
Robert H. Roth, Ph.D.

             *            Director                                              March __, 1996
- ------------------------
Jeffrey J. Collinson

             *            Director                                              March __, 1996
- ------------------------
John Simon

             *            Director                                              March __, 1996
- ------------------------
Robert M. Gardiner

             *            Director                                              March __, 1996
- ------------------------
Robert N. Butler, M.D.

             *            Director                                              March __, 1996
- ------------------------
Richard D. Harrison

             *            Director                                              March __, 1996
- ------------------------
Barry M. Bloom

             *            Director                                              March __, 1996
- ------------------------
Mark Novitch

*By: ____________________________________
    Harry H. Penner, Jr., Attorney-in-Fact