Form 10-Q
period 1996-03-31
NEUROGEN CORP
filed 1996-05-15
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                                       OR
            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


  As of May 15, 1996, the registrant had 14,151,116 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                     INDEX


                                                                        Page
                                                                       Number
                                                                       ------

                        Part I - Financial Information

Item 1.    Financial Statements......................................     1

           Balance Sheets at March 31, 1996 and
             December 31, 1995.......................................    1,2
           Statements of Operations for the three-month periods ended
             March 31, 1996 and 1995.................................     3
           Statements of Cash Flows for the three-month periods ended
             March 31, 1996 and 1995.................................     4
           Notes to Financial Statements.............................     5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    6-10


                          Part II - Other Information

Item 1.    Legal Proceedings.........................................    11

Item 2.    Changes in Securities.....................................    11

Item 3.    Defaults upon Senior Securities...........................    11

Item 4.    Submission of Matters to a Vote of Security Holders.......    11

Item 5.    Other Information.........................................    11

Item 6.    Exhibits and Reports on Form 8-K..........................    11

Signature............................................................    13

Exhibit Index........................................................   14-16

                        Part I - Financial Information

Item 1 - Financial Statements

                             Neurogen Corporation
                                Balance Sheets


                                               March 31,        December 31,
                                                 1996               1995
                                             (Unaudited)         (Audited)
                                            -------------     -------------
               Assets
Current assets:
  Cash and cash equivalents                 $  32,050,052     $  26,004,548
  Marketable securities                        59,031,124        39,881,172
  Receivables from corporate partner              903,000                 -
  Other current assets                          1,205,075         1,517,543
                                            -------------     -------------

    Total current assets                       93,189,251        67,403,263

Marketable securities - long term                                25,731,798

Property, plant & equipment:
  Land                                            425,000           425,000
  Building                                      8,417,046         8,415,766
  Equipment                                     4,623,366         4,071,650
  Furniture                                       174,261           166,072
  Construction in progress                        410,725           293,911
                                            -------------     -------------
                                               14,050,398        13,372,399
  Less accumulated depreciation                 2,359,272         2,146,482
                                            -------------     -------------

    Net property, plant and equipment          11,691,126        11,225,917
Other assets, net                                 451,013           495,384
                                            -------------     -------------
                                            $ 105,331,390     $ 104,856,362
                                            =============     =============

See accompanying notes to financial statements.

                             Neurogen Corporation
                                Balance Sheets

                                                                    March 31,               December 31,
                                                                      1996                      1995
                                                                   (Unaudited)               (Audited)
                                                                ----------------         -----------------
           Liabilities & Stockholders' Equity

 Current Liabilities:
   Accrued expenses                                             $      1,032,166         $       1,997,647
   Unearned revenue from corporate partners                            1,494,667                 4,100,000
   Current portion of mortgage payable                                   164,858                   159,812
                                                                ----------------         -----------------

     Total current liabilities                                         2,691,691                 6,257,459

 Mortgage payable, excluding current portion                             416,919                   460,075
 Other compensation                                                       62,587                    62,587
                                                                ----------------         -----------------

     Total liabilities                                                 3,171,197                 6,780,121

 Stockholders' Equity:
   Preferred stock, par value $.025 per share.
      Authorized 2,000,000 shares; none issued                                -                          -
   Common stock, par value $.025 per share.
      Authorized 30,000,000 shares; issued and outstanding
      14,057,759 shares at March 31, 1996 and
      13,949,064 shares at December 31, 1995                             351,444                   348,727
   Additional paid-in capital                                        106,720,864               106,039,959
   Accumulated deficit                                                (4,802,645)               (8,412,660)
   Unrealized gain (loss) on marketable securities                      (109,470)                  100,215
                                                                ----------------         -----------------

     Total stockholders' equity                                      102,160,193                98,076,241
                                                                ----------------         -----------------

                                                                $    105,331,390         $     104,856,362
                                                                =================        =================

 See accompanying notes to financial statements.

                             Neurogen Corporation
               Statements of Operations and Accumulated Deficit



                                                  Three Months     Three Months
                                                     Ended            Ended
                                                 March 31, 1996   March 31, 1995
                                                   (Unaudited)      (Unaudited)
                                                 --------------   --------------
Operating revenues:
    Research                                       $ 3,244,667     $ 1,869,667
    License fees                                     3,000,000               -
                                                   -----------     -----------
      Total operating revenues                       6,244,667       1,869,667


Operating expenses:
  Research and development                           3,051,524       3,043,972
  General and administrative                           748,196         688,432
                                                   -----------     -----------
    Total operating expenses                         3,799,720       3,732,404

Other income (expense):
  Investment income                                  1,249,491         180,375
  Interest expense                                     (14,423)        (18,099)
                                                   -----------     -----------
    Total other income, net                          1,235,068         162,276
                                                   -----------     -----------

Income (loss) before provision for income taxes      3,680,015      (1,700,461)
Provision for income taxes                              70,000               -
                                                   -----------     -----------
Net income (loss)                                    3,610,015      (1,700,461)
                                                   ===========     ===========

Earnings (loss) per share                          $       .23     $      (.17)
                                                   ===========     ===========

Shares used to compute earnings (loss) per share    15,547,000      10,084,000
                                                   -----------     -----------

  See accompanying notes to financial statements.

                             Neurogen Corporation
                           Statements of Cash Flows

                                                                               Three Months        Three Months
                                                                             Ended March 31,      Ended March 31,
                                                                                   1996                1995
                                                                               (Unaudited)          (Unaudited)
                                                                             ---------------      ---------------
Cash flows from operating activities:
  Net income (loss)                                                          $    3,610,015       $  (1,700,461)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Depreciation and amortization expense                                           216,887             202,264
    Net gain on sale of assets                                                            -              (4,375)
  Changes in operating assets and liabilities:
    Decrease in accrued expenses                                                   (965,481)           (410,977)
    Increase (decrease) in unearned revenue from corporate partner               (2,605,333)            719,666
    Decrease in other current assets                                                312,468              99,109
    Increase in receivable from corporate partners                                 (903,000)                  -
    (Increase) decrease in other assets, net                                         40,274              (9,022)
                                                                             --------------       -------------
       Net cash used in operating
         activities                                                                (294,170)         (1,103,796)

Cash flows from investing activities:
    Purchase of plant and equipment                                                (677,999)           (370,012)
    Purchases of marketable securities                                           (3,069,953)          (4,116,343)
    Maturities and sales of marketable securities                                 9,442,114           3,978,444
                                                                             --------------       -------------

      Net cash provided by (used in) investing activities                         5,694,162            (507,911)

Cash flows from financing activities:
  Exercise of employee stock options                                                683,622              73,898
  Principal payments under mortgage payable                                         (38,110)            (33,654)
  Principal payments under capital lease obligations                                      -             (30,863)
                                                                             --------------       -------------
    Net cash provided by financing
      activities                                                                    645,512               9,381
                                                                             --------------       -------------

     Net increase (decrease) in cash and cash equivalents                         6,045,504          (1,602,326)

Cash and cash equivalents at beginning of period                                 26,004,548           9,439,727
                                                                             --------------       -------------

Cash and cash equivalents at end of period                                   $   32,050,052       $   7,837,401
                                                                             ==============       =============

See accompanying notes to financial statements.

NEUROGEN CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)



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

(2)  Marketable Securities
     ---------------------

     Marketable securities consist principally of debt securities with maturities of three months to five years and have been classified as available for sale securities. Management considers these investments, which represent funds available for current operations, an integral component of its cash management activities. Accordingly, marketable securities have been classified as current assets in the March 31, 1996 balance sheet.

(3)  Adoption of New Accounting Pronouncements
     -----------------------------------------

     The Company had adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires impairment losses to be recorded on the long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for any expected disposal of long-lived assets. The adoption of SFAS 121 has no impact on the financial position or results of operations of the Company as no indicators of impairment currently exist.

     The Company has adopted the disclosure provisions of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting and Disclosure of Stock-Based Compensation. The Company will continue to account for its stock-based compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Since its inception in September 1987, Neurogen has been engaged in the discovery and development of drugs. The Company has not derived any revenue from product sales and, excluding the effect of license fees received from Schering-Plough Corporation ("Schering-Plough") in 1995 and 1996 and Pfizer Inc ("Pfizer") in 1995, expects to incur significant losses in most years prior to deriving any product revenues. Its revenues to date have come from three collaborative research agreements entered into with Pfizer, one collaboration with Schering-Plough, and from interest income.

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

       The Company's operating revenues increased to $6.2 million for the three months ended March 31, 1996 from $1.9 million for the same period in 1995. The Company's 1996 first quarter results include previously unearned license revenue of $3 million received from Schering-Plough in July 1995 for access to a portion of Neurogen's combinatorial chemistry libraries. Research revenues increased $1.4 million, or 74 percent, to $3.2 million due to the commencement of research funding under the Schering-Plough Agreement(as defined below) and the 1995 Pfizer Agreement (as defined below) in July 1995 and November 1995, respectively.

       Research and development costs remained flat for the three-month period
     ended March 31, 1996 as compared to the same period in 1995.   The
     assumption of development costs by Pfizer and Schering-Plough, pursuant to the Company's collaborative agreements, generally offset an increase in the size of the Company's research staff and Neurogen's additional funding of its drug development portfolio. Research and development costs represented 80 percent of total operating expenses for the first quarter of 1996 as compared to 82 percent for the same period in 1995.

       General and administrative expenses increased 9 percent to $748,196 for the three-month period ended March 31, 1996 as compared to the same period in 1995. This increase is due primarily to an increase in administrative activities and the addition of related facilities to support the Company's expanded research programs.

       Other income consisting primarily of interest income, and gains and losses from invested cash and marketable securities increased to $1.2 million for the first quarter of 1996 from $162,000 for the same period in 1995 due to a higher level of invested funds.

       The Company recognized net income of $3.6 million for the three months ended March 31, 1996 as compared with a net loss of $1.7 million for the same period in 1995. The change in earnings is primarily due to the recognition of the $3 million license fee and the increase in research revenues, each as noted above.

       In 1994, the Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Adoption of SFAS 115 did not have a significant impact on the Company's financial statements.

       The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 permits either the recording of the expense of stock-based compensation over the service period or disclosing in the footnotes to the financial statement the pro forma effects on net income and on earnings per share. SFAS 123 will be effective for 1996. The Company is evaluating the effect of this statement.

     LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 1996 and December 31, 1995, cash, cash equivalents and marketable securities were in the aggregate $91.1 million and $91.6 million respectively. While the Company's aggregate level of cash, cash equivalents and marketable securities did not change significantly during the first quarter of 1996, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

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

       In the first quarter of 1992, the Company and Pfizer entered into a collaborative agreement to develop drugs which modulate the neurotransmitter GABA to treat anxiety disorders and cognition impairment (the "1992 Pfizer Agreement") pursuant to which Pfizer made a $13.8 million equity investment in the Company. Under this agreement, the Company has received or is scheduled to receive $4.6 million in each year from 1992 through 1996 to fund Neurogen's research in its anxiolytic (anxiety-reducing drugs) and cognitive enhancer programs. Neurogen could also receive milestone payments of up to $12.5 million during the development and regulatory approval of its anxiolytic and cognition enhancement products. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter gama-aminobutyric acid, or GABA, and for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. As of March 31, 1996, Pfizer had provided $19.6 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, in addition to its $13.8 million equity investment in 1992.

       Neurogen and Pfizer entered into their second collaborative agreement (the "1994 Pfizer Agreement") in July 1994. Under this agreement, Pfizer made an additional $9.9 million equity investment in the Company. Additionally, the Company has received or is scheduled to receive approximately $7.4 million during the three-year period which commenced July 1, 1994, to fund Neurogen's sleep disorder program and may receive up to an additional $2.4 million for a fourth year should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to $3.3 million during the development and regulatory approval of its sleep disorder compounds. As part of this second collaboration, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties depending upon net sales levels, if any. As of March 31, 1996, Pfizer had provided $5.0 million of research funding to the Company (including $600,000 in unearned revenues) pursuant to the 1994 Pfizer Agreement, in addition to its $9.9 million equity investment in 1994.

       Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

       Neurogen and Pfizer entered into their third collaborative agreement (the "1995 Pfizer Agreement") in November 1995 to develop drugs which modulate the neurotransmitter neuropeptide Y (NPY) to treat disorders, including obesity. Under this Agreement, Pfizer made an additional $16.5 million equity investment in the Company and paid a $3.5 million license fee. The Company has received or is scheduled to receive approximately $7.2 million during the three-year period which commenced November 1, 1995, to fund Neurogen's NPY program and may receive up to an additional $2.4 million per year for a fourth and fifth year should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $28 million during the development and regulatory approval of products under the collaboration.
     As of March 31, 1996, Pfizer had provided $600,000 in research funding pursuant to the 1995 Pfizer

     Agreement. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs. In this agreement Neurogen has retained the right to manufacture any collaboration products in NAFTA countries and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.

       In June 1995, Neurogen and Schering-Plough entered into an agreement (the "Schering-Plough Agreement") to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14 million for rights relating to Neurogen's dopamine program and $3 million for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Schering-Plough also agreed to pay an additional $3 million in 1996 for the right to test additional libraries. Neurogen expects to receive approximately $7.2 million during the two-year period which commenced June 28, 1995, for research and development funding of the Company's dopamine program. The Company may receive additional research and development funding of up to $3.6 million per year for three additional one-year periods depending on whether and the extent to which Schering-Plough exercises its right to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $32 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any,
     and an option to manufacture products for the United States market.   As of
     March 31, 1996, Schering-Plough had provided $3.6 million in research funding (including $900,000 in unearned revenue) pursuant to the Schering-Plough Agreement. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

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

PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

       Not applicable for the first quarter ended March 31, 1996.


ITEM 2.  CHANGES IN SECURITIES

       Not applicable for the first quarter ended March 31, 1996.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       Not applicable for the first quarter ended March 31, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable for the first quarter ended March 31, 1996.


ITEM 5.  OTHER INFORMATION

       Not applicable for the first quarter ended March 31, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) See Exhibit Index on page 11.

      (b) Exhibits and Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on March 27, 1996 to submit for filing (confidential treatment requested) certain contracts relating to its recent collaboration with Pfizer Inc to develop drugs which work through neuropeptide Y to treat disorders such as obesity with the 10-K.

On April 25,1996 a Current Report on Form 8-K was filed disclosing a change in the Company's auditors.

SAFE HARBOR STATEMENT

Statements which are not historical facts, including statements about the Company's confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company's expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are "forward looking statements" within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, the failure to attract or retain scientific management personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates which could slow or prevent product development efforts, competition within the Company's anticipated product markets, the Company's dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company's business, risk that patents and confidentiality agreements will not adequately protect the Company's intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company's products, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 1995, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

                                   Signature



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NEUROGEN CORPORATION



                                      By: /s/ STEPHEN R. DAVIS
                                         -----------------------
                                         Stephen R. Davis
                                         Vice President-Finance and
                                         Chief Financial Officer


Date:  May 15, 1996

                                 Exhibit Index
                                 -------------

     Exhibit
     -------
     Number
     ------
     10.1   -    Neurogen Corporation Stock Option Plan, as amended
                 (incorporated by reference to Exhibit 10.1 to the Company's
                 Form 10-K for the fiscal year ended December 31, 1991).

     10.2   -    Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation Stock
                 Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended December 31,
                 1992).

     10.3   -    Neurogen Corporation 1993 Omnibus Incentive Plan, as amended
                 (incorporated by reference to Exhibit 10.3 to the Company's
                 Form 10-K for the fiscal year ended December 31, 1993).

     10.4   -    Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993
                 Omnibus Incentive Plan (incorporated by reference to Exhibit
                 10.4 to the Company's Form 10-K for the fiscal year ended
                 December 31, 1993).

     10.5   -    Neurogen Corporation 1993 Non-Employee Directors Stock Option
                 Program (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31,
                 1993).

     10.6   -    Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Non-
                 Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

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

     10.23       Development and Commercialization Agreement between the
                 Company and Pfizer dated as of November 1, 1995 (confidential treatment requested) (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated November 1, 1995).

     10.24  -    Stock Purchase Agreement between the Company and Pfizer dated as of November 1, 1995 (incorporated by reference to Exhibit
                 10.3 of the Company's Form 8-K dated November 1, 1995).

     11.1   -    Computation of Earnings per Common Share.

     27.1   -    Financial Data Schedule