Form 10-Q
period 1996-06-30
NEUROGEN CORP
filed 1996-08-14
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ----------------------------
                                   FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                                       OR
     [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


  As of August 15, 1996, the registrant had 14,192,582 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                     INDEX

                                                                                             Page
                                                                                            Number
                                                                                            ------

                         Part I - Financial Information


Item 1.     Financial Statements...........................................................    1

              Balance Sheets at June 30, 1996 and
                December 31, 1995..........................................................    1,2
              Statements of Operations for the three-month and six-month
                periods ended June 30, 1996 and 1995.......................................    3
              Statements of Cash Flows for the three-month and six-month
                periods ended June 30, 1996 and 1995.......................................    4
              Notes to Financial Statements................................................    5

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................    6-10

                          Part II - Other Information

Item 1.     Legal Proceedings..............................................................    11

Item 2.     Changes in Securities..........................................................    11

Item 3.     Defaults upon Senior Securities................................................    11

Item 4.     Submission of Matters to a Vote of Security Holders............................    11

Item 5.     Other Information..............................................................    11

Item 6.     Exhibits and Reports on Form 8-K...............................................    11

Signature..................................................................................    13

Exhibit Index..............................................................................    14-16


                        Part I - Financial Information

Item 1 - Financial Statements

                             Neurogen Corporation
                                Balance Sheets

                                                                                June 30,                December 31,
                                                                                 1996                      1995
                                                                              (Unaudited)                (Audited)
                                                                              -----------                ---------
                          Assets
Current assets:
  Cash and cash equivalents                                                $   49,365,073           $   26,004,548
  Marketable securities                                                        45,056,524               39,881,172
  Receivables from corporate partner                                            1,603,000                      --
  Other current assets                                                          1,095,683                1,517,543
                                                                           ---------------          ---------------

    Total current assets                                                       97,120,280               67,403,263

Marketable securities - long term                                                      --               25,731,798

Property, plant & equipment:
  Land                                                                            425,000                  425,000
  Building                                                                      8,522,595                8,415,766
  Equipment                                                                     5,048,015                4,071,650
  Furniture                                                                       199,144                  166,072
  Construction in progress                                                        491,709                  293,911
                                                                           ---------------          ---------------
                                                                               14,686,463               13,372,399
  Less accumulated depreciation                                                 2,570,991                2,146,482
                                                                           ---------------          ---------------

    Net property, plant and equipment                                          12,115,472               11,225,917
Other assets, net                                                                 426,643                  495,384
                                                                           ---------------          ---------------
                                                                           $  109,662,395           $  104,856,362
                                                                           ===============          ===============


See accompanying notes to financial statements.

                             Neurogen Corporation
                                Balance Sheets

                                                                          June 30,             December 31,
                                                                            1996                   1995
                                                                        (Unaudited)             (Audited)
                                                                        -----------             ---------
              Liabilities & Stockholders' Equity
 Current Liabilities:
   Accounts payable and accrued expenses                             $    1,222,879         $    1,997,647
   Unearned revenue from corporate partners                               3,900,000              4,100,000
   Current portion of mortgage payable                                      170,064                159,812
                                                                     ---------------        ---------------
     Total current liabilities                                            5,292,943              6,257,459

 Mortgage payable, excluding current portion                                372,400                460,075
 Other compensation                                                          62,587                 62,587
                                                                     ---------------        ---------------

     Total liabilities                                                    5,727,930              6,780,121

 Stockholders' Equity:
   Preferred stock, par value $.025 per share.
      Authorized 2,000,000 shares; none issued                                   --                     --
   Common stock, par value $.025 per share.
      Authorized 30,000,000 shares; issued and outstanding
      14,176,382 shares at June 30, 1996 and
      13,949,064 shares at December 31, 1995                                354,410                348,727
   Additional paid-in capital                                           107,437,202            106,039,959
   Accumulated deficit                                                   (3,684,849)            (8,412,660)
   Unrealized gain (loss) on marketable securities                         (172,298)               100,215
                                                                     ---------------        ---------------

     Total stockholders' equity                                         103,934,465             98,076,241
                                                                     ---------------        ---------------

                                                                     $  109,662,395         $  104,856,362
                                                                     ===============        ===============



See accompanying notes to financial statements.

                             Neurogen Corporation
               Statements of Operations and Accumulated Deficit

                                                        Three Months           Three Months         Six Months          Six Months
                                                            Ended                 Ended               Ended               Ended
                                                        June 30, 1996          June 30, 1995       June 30, 1996       June 30, 1995
                                                         (Unaudited)           (Unaudited)         (Unaudited)         (Unaudited)
                                                         -----------           -----------         -----------         -----------
 Operating revenues:
   License fees                                        $           --     $    14,000,000     $     3,000,000    $     14,000,000
   Research and development                                 3,944,666           1,869,666           7,189,333           3,739,333
                                                       -----------------------------------------------------------------------------
     Total operating revenues                               3,944,666          15,869,666          10,189,333          17,739,333

 Operating Expenses:
   Research and development                                 3,380,244           2,845,719           6,431,768           5,889,691
   General and administrative                                 643,070             817,870           1,391,266           1,506,302
                                                       ---------------    ----------------    ----------------   -----------------
     Total operating expenses                               4,023,314           3,663,589           7,823,034           7,395,993

 Other income (expense):
   Investment income                                        1,238,241             273,095           2,487,732             453,470
   Interest expense                                           (11,797)            (17,897)            (26,220)            (35,996)
                                                       ---------------    ----------------    ----------------   -----------------
     Total other income, net                                1,226,444             255,198           2,461,512             417,474

 Income before provision for income taxes                   1,147,796          12,461,275           4,827,811          10,760,814
 Provision for income taxes                                    30,000             227,000             100,000             227,000
                                                       ---------------    ----------------    ----------------   -----------------
 Net income                                                 1,117,796          12,234,275           4,727,811          10,533,814

 Earnings per share:
     Primary                                           $         0.07     $          1.10     $          0.30    $           0.96
                                                       ===============    ================    ================   =================

     Fully diluted                                     $         0.07     $           1.07    $           0.30   $           0.93
                                                       ===============    ================    ================   =================

 Shares used in calculation of
   earnings per share:
     Primary                                               15,533,000          11,172,000          15,536,000          10,958,000
                                                       ===============    ================    ================   =================
     Fully diluted                                         15,533,000          11,401,000          15,536,000          11,381,000
                                                       ===============    ================    ================   =================

See accompanying notes to financial statements.

                             Neurogen Corporation
                           Statements of Cash Flows

                                                                           Six Months             Six Months
                                                                         Ended June 30,         Ended June 30,
                                                                              1996                   1995
                                                                           (Unaudited)            (Unaudited)
                                                                        ---------------        ----------------
 Cash flows from operating activities:
   Net income                                                           $     4,727,811        $     10,533,814
   Adjustments to reconcile net income
     to net cash provided by (used in) operating
     activities:
     Depreciation and amortization expense                                      447,429                 379,226
     Gain on sale of assets                                                     (15,562)                     --
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable and accrued expenses              (774,768)                 72,043
     Increase (decrease) in unearned revenue from corporate partner            (200,000)              3,900,000
     Decrease in other current assets                                           421,860                  65,076
     Increase in receivable from corporate partners                          (1,603,000)                     --
     (Increase) decrease in other assets, net                                    61,383                 (29,610)
                                                                        ---------------        ----------------

        Net cash provided by operating
          activities                                                          3,065,153              14,920,549

 Cash flows from investing activities:
     Purchase of plant and equipment                                         (1,422,976)               (705,648)
     Purchases of marketable securities                                     (14,234,684)             (7,573,237)
     Maturities and sales of marketable securities                           34,518,617               8,064,154
     Proceeds from sale of asset                                                108,912                      --
                                                                        ---------------        ----------------

        Net cash provided by (used in) investing activities                  18,969,869                (214,731)

 Cash flows from financing activities:
   Exercise of employee stock options                                         1,402,926                 199,976
   Principal payments under mortgage payable                                    (77,423)                (68,370)
   Principal payments under capital lease obligations                                --                 (30,858)
                                                                        ---------------        ----------------

        Net cash provided by financing
          activities                                                          1,325,503                 100,748
                                                                        ---------------        ----------------

        Net increase in cash and cash equivalents                            23,360,525              14,806,566

 Cash and cash equivalents at beginning of period                            26,004,548               9,439,727
                                                                        ---------------        ----------------

 Cash and cash equivalents at end of period                                  49,365,073              24,246,293
                                                                        ===============        ================


See accompanying notes to financial statements.

                              Neurogen Corporation
                         Notes to Financial Statements
                                 June 30, 1996
                                  (Unaudited)



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

(2)  Marketable Securities
     ---------------------

     Marketable securities consist principally of debt securities with maturities of three months to five years and have been classified as available for sale securities. Management considers these investments, which represent funds available for current operations, an integral component of its cash management activities. Accordingly, marketable securities have been classified as current assets in the June 30, 1996 balance sheet.

(3)  Adoption of New Accounting Pronouncements
     -----------------------------------------

     The Company had adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires impairment losses to be recorded on the long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for any expected disposal of long-lived assets. The adoption of SFAS 121 had no impact on the financial position or results of operations of the Company as no indicators of impairment currently exist.

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

     THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         The Company's operating revenues decreased to $3.9 million for the three months ended June 30, 1996 from $15.9 million for the same period in 1995. The second quarter results in 1995 include a nonrecurring license fee of $14.0 million received from Schering-Plough in connection with entering into the Schering-Plough Agreement (as defined below). Research and development revenues increased $2.1 million to $3.9 million due to the commencement of funding under the Schering-Plough Agreement and the 1995 Pfizer Agreement (as defined below) in July 1995 and November 1995, respectively. Research and development revenues include amounts received from Pfizer and Schering-Plough, under seperate collaborations, to fund Neurogen's collaborative research programs and, in the case of its NPY-obesity collaboration with Pfizer, to reimburse Neurogen for certain expenses for the clinical development of the Company's lead anti-obesity drug NGD 95-1.

         Research and development costs increased 19 percent to $3.4 million for the three-month period ended June 30, 1996 as compared to the same period
     in 1995.   The increase is due to increases in research staff, laboratory supplies and clinical and development work on the company's lead compound for eating disorders, NGD 95-1. Research and development costs represented 84 percent of total operating expenses for the second quarter of 1996 as compared to 78 percent for the same period in 1995.

         General and administrative expenses decreased 21 percent to $0.6 million for the three-month period ended June 30, 1996 as compared to the same period in 1995. This decrease is due to the ordinary variability in administrative activities from quarter-to-quarter.

   Other income consisting primarily of interest income, and gains and losses from invested cash and marketable securities increased to $1.2 million for the second quarter of 1996 from $0.3 million for the same period in 1995 due primarily to a higher level of invested funds.

   The Company recognized net income of $1.1 million for the three months ended June 30, 1996 as compared with a net income of $12.2 million for the same period in 1995. The change in earnings is primarily due to the recognition of the nonrecurring $14.0 million license fee received from Schering-Plough in the second quarter of 1995 and the increase in research revenues, all as noted above.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

      The Company's operating revenues decreased to $10.2 million for the six months ended June 30, 1996 from $17.7 million for the same period in 1995. Results for the six months ended June 30, 1996 include the recognition of a previously unearned license fee of $3.0 million received from Schering-Plough in July 1995 for access to a portion of Neurogen's combinatorial chemistry libraries. The Company's 1995 results for the six months ended June 30, 1995 include license revenue of $14.0 million received from Schering-Plough in 1995 in connection with entering into the Schering-Plough Agreement. Research and development revenues increased $3.5 million, or 92 percent, to $7.2 million due to the commencement of funding under the Schering-Plough Agreement and the 1995 Pfizer Agreement. Research and development revenues include amounts received from Pfizer and Schering-Plough, under separate collaborations, to fund Neurogen's collaberative research programs and, in the case of its NPY-obesity collaboration with Pfizer, to reimburse Neurogen for certain expenses for the clinical development of the Company's lead anti-obesity drug NGD 95-1.

   Research and development costs increased 9 percent to $6.4 million for the six-month period ended June 30, 1996 as compared to the same period in 1995. The increase is due to increases in research staff, laboratory supplies and clinical and development work on the company's lead compound for eating disorders, NGD 95-1. Research and development costs represented 82 percent of total operating expenses for the six month periods ended June 30, 1996 and 80% for the six month period ended June 30, 1995.

   General and administrative expenses decreased 8 percent to $1.4 million for the six months ended June 30, 1996 as compared to the same period in 1995. This decrease is due to the ordinary variability in administrative activities from quarter-to-quarter.

   Other income consisting primarily of interest income, and gains and losses from invested cash and marketable securities increased to $2.5 million for the six months ended June 30, 1996 from $0.5 million for the same period in 1995 due primarily to a higher level of invested funds.

   The Company recognized net income of $4.7 million for the six months ended June 30, 1996 as compared with net income of $10.5 million for the same period in 1995. The change in earnings is primarily due to the recognition of the nonrecurring $14.0 million and $3.0 million license fees and the increase in research revenues, all as noted above.




LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1996 and December 31, 1995, cash, cash equivalents and marketable securities were in the aggregate $94.4 million and $91.6 million respectively. While the Company's aggregate level of cash, cash equivalents and marketable securities did not change significantly during the first six months of 1996, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

   Neurogen's cash requirements to date have been met by the proceeds of its equity financing activities, nonequity amounts received pursuant to collaborative arrangements and interest earned on invested funds. The Company's financing activities include three private placement offerings of its common stock prior to its initial public offering, underwritten public offerings of the Company's common stock in 1989, 1991 and 1995, and three private sales of common stock to Pfizer in connection with entering into the Pfizer Agreements. Total funding received from these equity financing activities was approximately $104.9 million. The Company's expenditures have been primarily to fund research and development and general and administrative expenses and to construct and equip its research and development facility.

   In the first quarter of 1992, the Company and Pfizer entered into a collaborative agreement to develop drugs which modulate the neurotransmitter gama-aminobutric acid, or GABA, to treat anxiety disorders and cognition impairment (the "1992 Pfizer Agreement") pursuant to which Pfizer made a $13.8 million equity investment in the Company. Under this agreement, the Company has received or is scheduled to receive $4.6 million in each year from 1992 through 1996 to fund Neurogen's research in its anxiolytic (anxiety-reducing drugs) and cognitive enhancer programs. Neurogen could also receive milestone payments of up to $12.5 million during the development and regulatory approval of products from these programs. In return, Pfizer received the exclusive rights to manufacture and market collaboration products and for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. As of June 30, 1996, Pfizer had provided $20.7 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, in addition to its $13.8 million equity investment in 1992.

   Neurogen and Pfizer entered into their second collaborative agreement (the "1994 Pfizer Agreement") in July 1994. Under this agreement, Pfizer made an additional $9.9 million equity investment in the Company. Additionally, the Company has received or is scheduled to receive approximately $7.4 million during the three-year period which commenced July 1, 1994, to fund Neurogen's sleep disorder program and may receive up to an additional $2.4 million for a fourth year should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to $3.3 million during the development and regulatory approval of its sleep disorder compounds. As part of this second collaboration, Pfizer received the exclusive rights to manufacture and market collaboration products for which it will pay Neurogen royalties depending upon net sales levels, if any. As of June 30, 1996, Pfizer had provided $5.0 million of research funding to the Company pursuant to the 1994 Pfizer Agreement, in addition to its $9.9 million equity investment in 1994.

   Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

   Neurogen and Pfizer entered into their third collaborative agreement (the "1995 Pfizer Agreement") in November 1995 to develop drugs which modulate the neurotransmitter neuropeptide Y (NPY) to treat disorders, including obesity. Under this Agreement, Pfizer made an additional $16.5 million equity investment in the Company and paid a $3.5 million license fee. The Company has received or is scheduled to receive approximately $7.2 million during the three-year period which commenced November 1, 1995, to fund Neurogen's NPY program and may receive up to an additional $2.4 million per year for a fourth and fifth year should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $28 million during the development and regulatory approval of collaboration products. As of June 30, 1996, Pfizer had provided $1.2 million in research funding pursuant to the 1995 Pfizer Agreement. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. In this collaboration, Neurogen will fund a minority share of early stage NAFTA clinical development costs. Neurogen has retained the right to manufacture any collaboration products in NAFTA countries and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a minority share of the cost of late stage NAFTA clinical development and NAFTA marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.

   In June 1995, Neurogen and Schering-Plough entered into an agreement (the "Schering-Plough Agreement") to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14.0 million for rights relating to Neurogen's dopamine program and $3.0 million for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Schering-Plough also agreed to pay an additional $3.0 million in 1996 for the right to test additional libraries. Neurogen expects to receive approximately $7.2 million during the two-year period which commenced June 28, 1995, for research and development funding of the Company's dopamine program. The Company may receive additional research and development funding of up to $3.6 million per year for three additional one-year periods depending on whether and the extent to which Schering-Plough exercises its right to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $32 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. As of June 30, 1996, Schering-Plough had provided $4.5 million in research funding (including $900,000 in unearned revenue) pursuant to the Schering-Plough Agreement. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

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

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

          Not applicable for the first quarter ended June 30, 1996.


ITEM 2.  CHANGES IN SECURITIES

          Not applicable for the first quarter ended June 30, 1996.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable for the first quarter ended June 30, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 4, 1996 the Company held its annual meeting of stockholders
(i) to elect a board of eleven directors (Proposal 1) and (ii) to approve the appointment by the Board of Directors of Ernst & Young, LLP as the independent auditors for the Company for fiscal year ending December 31, 1996 (Proposal 2).

          The stockholders elected the persons named below, the Company's nominees for directors, as directors of the Company, casting votes in favor of such nominees or withholding votes as indicated:

                                   Votes in Favor             Votes Withheld
                                   --------------             ---------------
Barry M. Bloom, Ph.D.              11,893,026                 7,755
Robert N. Butler                   11,893,026                 7,755
Frank C. Carlucci                  11,893,026                 7,755
Jeffrey J. Collinson               11,893,026                 7,755
Robert M. Gardiner                 11,892,926                 7,855
Richard D. Harrison                11,892,776                 8,005
Mark Novitch, M. D.                11,893,026                 7,755
Harry H. Penner, Jr.               11,892,926                 7,855
Robert H. Roth, Ph.D.              11,893,026                 7,755
John Simon                         11,893,026                 7,755
John F. Tallman, Ph.D              11,892,926                 7,855


        The stockholders approved Proposal 2, voting as follows:

Affirmative Votes         Negative Votes            Votes Abstained
- -----------------         --------------            ---------------
11,876,000                16,600                    7,381


ITEM 5.  OTHER INFORMATION

          Not applicable for the first quarter ended June 30, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Exhibit Index on page 11.

          (b) Exhibits and Reports on Form 8-K

          On May 1, 1996 a Current Report on Form 8-K dated April 25, 1996 was filed disclosing a change in the Company's auditors. On May 15, 1996, the Company filed an amended Current Report on Form 8-K/A to amend this report.

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


                                      NEUROGEN CORPORATION



                                      By:/s/STEPHEN R. DAVIS
                                        -----------------------
                                         Stephen R. Davis
                                         Vice President-Finance and
                                         Chief Financial Officer


Date:  August 15, 1996

                                 Exhibit Index
                                 -------------

Exhibit
- -------
Number
- ------
10.1   -    Neurogen Corporation Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended December 31, 1991).

10.2   -    Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation Stock Option Plan
            (incorporated by reference to Exhibit 10.2 to the Company's Form 10-
            K for the fiscal year ended December 31, 1992).

10.3   -    Neurogen Corporation 1993 Omnibus Incentive Plan, as amended
            (incorporated by reference to Exhibit 10.3 to the Company's Form 10-
            K for the fiscal year ended December 31, 1993).

10.4   -    Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Omnibus Incentive
            Plan (incorporated by reference to Exhibit 10.4 to the Company's
            Form 10-K for the fiscal year ended December 31, 1993).

10.5   -    Neurogen Corporation 1993 Non-Employee Directors Stock Option
            Program (incorporated by reference to Exhibit 10.5 to the Company's
            Form 10-K for the fiscal year ended December 31, 1993).

10.6   -    Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Non-Employee
            Directors Stock Option Program (incorporated by reference to Exhibit
            10.6 to the Company's Form 10-K for the fiscal year ended December
            31, 1993).

10.7   -    Employment Contract between the Company and Harry H. Penner, Jr., dated as of October 12, 1993 (incorporated by reference to Exhibit
            10.7 to the Company's Form 10-K for the fiscal year ended December
            31, 1993).

10.8   -    Employment Contract between the Company and John F. Tallman, dated as of December 1, 1993 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarterly period ended September
            30, 1994).

10.9   -    Open-End Mortgage Deed and Security Agreement between the Company and Orion Machinery & Engineering Corp., dated March 16, 1989
            (incorporated by reference to Exhibit 10.15 to Registration
            Statement No. 33-29709 on Form S-1).

10.10  -    Form of Proprietary Information and Inventions Agreement
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

10.25 - Underwriting Agreement dated August 17, 1995 between the Company and Smith Barney Inc., Robertson, Stephens & Company and Pacific Growth Equities, Inc. incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 33-60929).

11.1   -  Computation of Earnings per Common Share.

27.1   -  Financial Data Schedule