Form 10-Q
period 1996-09-30
NEUROGEN CORP
filed 1996-11-13
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         -----------------------------

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996
                                       OR
           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


  As of November 7, 1996, the registrant had 14,211,612 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                     INDEX


                                                                        Page
                                                                       Number
                                                                       ------

                         Part I - Financial Information


Item 1.   Financial Statements..........................................  1

            Balance Sheets at September 30, 1996 and
             December 31, 1995..........................................  1,2
            Statements of Operations for the three-month and nine-month periods ended September 30, 1996 and 1995..................  3
            Statements of Cash Flows for the nine-month
             periods ended September 30, 1996 and 1995..................  4
            Notes to Financial Statements...............................  5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  6-10

                          Part II - Other Information

Item 1.     Legal Proceedings...........................................  11

Item 2.     Changes in Securities.......................................  11

Item 3.     Defaults upon Senior Securities.............................  11

Item 4.     Submission of Matters to a Vote of Security Holders.........  11

Item 5.     Other Information...........................................  11

Item 6.     Exhibits and Reports on Form 8-K............................  11

Signature   ............................................................  13

Exhibit Index...........................................................  14-16

                        Part I - Financial Information


Item 1 - Financial Statements


                             Neurogen Corporation
                                Balance Sheets

                                              September 30,        December 31,
                                                   1996               1995
                                               (Unaudited)          (Audited)
                                               -----------          ---------
                Assets

Current assets:
  Cash and cash equivalents                  $   53,250,639      $   26,004,548
  Marketable securities                          40,649,693          39,881,172
  Receivables from corporate partner              1,868,865                   -
  Other current assets                              850,416           1,517,543
                                             --------------      --------------

    Total current assets                         96,619,613          67,403,263

Marketable securities - long term                         -          25,731,798

Property, plant & equipment:
  Land and land improvements                        523,333             425,000
  Building                                        8,621,852           8,415,766
  Equipment                                       5,333,505           4,071,650
  Furniture                                         207,546             166,072
  Construction in progress                        1,781,502             293,911
                                             --------------      --------------
                                                 16,467,738          13,372,399

  Less accumulated depreciation                   2,798,067           2,146,482
                                             --------------      --------------

    Net property, plant and equipment            13,669,671          11,225,917

Other assets, net                                   401,327             495,384
                                             --------------      --------------
                                             $  110,690,611      $  104,856,362
                                             ==============      ==============









See accompanying notes to financial statements.

                             Neurogen Corporation
                                Balance Sheets

                                                                September 30,        December 31,
                                                                     1996               1995
                                                                 (Unaudited)          (Audited)
                                                                 -----------          ---------
          Liabilities & Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses                       $    1,548,651       $    1,997,647
  Unearned revenue from corporate partners                         4,044,667            4,100,000
  Current portion of mortgage payable                                175,434              159,812
                                                              ---------------      ---------------


     Total current liabilities                                     5,768,752            6,257,459

Mortgage payable, excluding current portion                          326,476              460,075
Other compensation                                                    62,587               62,587
                                                              ---------------      ---------------


     Total liabilities                                             6,157,815            6,780,121

Stockholders' Equity:
  Preferred stock, par value $.025 per share.
     Authorized 2,000,000 shares; none issued                              -                    -
  Common stock, par value $.025 per share.
     Authorized 30,000,000 shares; issued
      and outstanding 14,202,482 shares at
      September 30, 1996 and 13,949,064 shares
      at December 31, 1995                                           355,062              348,727
  Additional paid-in capital                                     107,614,380          106,039,959
  Accumulated deficit                                             (3,352,390)          (8,412,660)
  Unrealized gain (loss) on marketable securities                    (84,256)             100,215
                                                              ---------------      ---------------

     Total stockholders' equity                                  104,532,796           98,076,241
                                                              ---------------      ---------------

                                                              $  110,690,611       $  104,856,362
                                                              ===============      ===============






See accompanying notes to financial statements.

                             Neurogen Corporation
                           Statements of Operations

                                                    Three Months                Three Months
                                                        Ended                      Ended
                                                    Sept. 30, 1996             Sept. 30, 1995
                                                     (Unaudited)                (Unaudited)
                                                     -----------                -----------
Operating revenues:
  License fees                                  $                   -      $                    -
  Research and Development                                  3,510,532                   2,644,667
                                                --------------------------------------------------
    Total operating revenues                                3,510,532                   2,644,667

Operating Expenses:
  Research and development                                  3,577,608                   3,660,341
  General and administrative                                  860,615                     654,453
                                                ----------------------     -----------------------
    Total operating expenses                                4,438,223                   4,314,794

Other income (expense):
  Investment income                                         1,273,806                     647,436
  Interest expense                                            (13,656)                    (17,020)
                                                ----------------------     -----------------------
    Total other income, net                                 1,260,150                     630,416
                                                ----------------------     -----------------------

Income (loss) before provision for income taxes               332,459                  (1,039,711)
Provision for income taxes                                          -                           -
                                                ----------------------     -----------------------
Net income (loss)                                             332,459                  (1,039,711)

Earnings (loss) per share:
    Primary                                     $                0.02      $                (0.09)
                                                ======================     =======================

    Fully diluted                               $                0.02      $                    -
                                                ======================     =======================

Shares used in calculation of
  earnings (loss) per share:
    Primary                                                15,385,000                  11,359,000
                                                ======================     =======================
    Fully diluted                                          15,449,000                           -
                                                ======================     =======================



                                                    Nine Months              Nine Months
                                                       Ended                    Ended
                                                   Sept. 30, 1996           Sept. 30, 1995
                                                    (Unaudited)              (Unaudited)
                                                    -----------              -----------
Operating revenues:
  License fees                                    $       3,000,000        $      14,000,000
  Research and Development                               10,699,865                6,384,000
                                                 --------------------------------------------
    Total operating revenues                             13,699,865               20,384,000

Operating Expenses:
  Research and development                               10,009,376                9,550,032
  General and administrative                              2,251,881                2,160,755
                                                 -------------------     --------------------
    Total operating expenses                             12,261,257               11,710,787

Other income (expense):
  Investment income                                       3,761,538                1,100,906
  Interest expense                                          (39,876)                 (53,016)
                                                 -------------------     --------------------
    Total other income, net                               3,721,662                1,047,890
                                                 -------------------     --------------------

Income (loss) before provision for income taxes           5,160,270                9,721,103
Provision for income taxes                                  100,000                  227,000
                                                 -------------------     --------------------
Net income (loss)                                         5,060,270                9,494,103

Earnings (loss) per share:
    Primary                                       $            0.33       $             0.82
                                                 ===================     ====================
    Fully diluted                                 $            0.33       $             0.79
                                                 ===================     ====================

Shares used in calculation of
  earnings (loss) per share:
    Primary                                              15,466,000               11,600,000
                                                 ===================     ====================
    Fully diluted                                        15,466,000               12,056,000
                                                 ===================     ====================

See accompanying notes to financial statements.

                             Neurogen Corporation
                           Statements of Cash Flows

                                                                        Nine Months          Nine Months
                                                                      Ended Sept. 30,      Ended Sept. 30,
                                                                          1996                  1995
                                                                      (Unaudited)            (Unaudited)
                                                                  -------------------     ----------------
Cash flows from operating activities:
  Net income                                                        $      5,060,270         $  9,494,103
  Adjustments to reconcile net income
    to net cash provided by (used in) operating
    activities:
    Depreciation and amortization expense                                    677,213              547,615
    (Gain) loss on sale of assets                                            (15,562)               3,053
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable and accrued expenses            (448,996)             760,561
    Increase (decrease) in unearned revenue from corporate partner           (55,333)           4,494,667
    (Increase) decrease in other current assets                              667,127             (301,322)
    Increase in receivable from corporate partners                        (1,868,865)                   -
    (Increase) decrease in other assets, net                                  83,991             (185,795)
                                                                  -------------------     ----------------

       Net cash provided by operating activities                           4,099,845           14,812,882

Cash flows from investing activities:
    Purchase of plant and equipment                                       (3,204,251)          (1,157,576)
    Purchases of marketable securities                                   (26,759,041)         (16,647,511)
    Maturities and sales of marketable securities                         51,537,847           16,402,180
    Proceeds from sale of asset                                              108,912                    -
                                                                  -------------------     ----------------

       Net cash provided by (used in) investing activities                21,683,467           (1,402,907)

Cash flows from financing activities:
  Exercise of employee stock options                                       1,580,756              354,677
  Proceeds from sale of common stock, net                                          -           42,888,595
  Principal payments under mortgage payable                                 (117,977)            (104,182)
  Principal payments under capital lease obligations                               -              (30,858)
                                                                  -------------------     ----------------

       Net cash provided by financing activities                           1,462,779           43,108,232
                                                                  -------------------     ----------------

       Net increase in cash and cash equivalents                          27,246,091           56,518,207

Cash and cash equivalents at beginning of period                          26,004,548            9,439,727
                                                                  -------------------     ----------------

Cash and cash equivalents at end of period                           $    53,250,639          $65,957,934
                                                                  ===================     ================

See accompanying notes to financial statements.

                             Neurogen Corporation
                         Notes to Financial Statements
                              September 30, 1996
                                  (Unaudited)



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

(2)  Marketable Securities
     ---------------------

     Marketable securities consist principally of debt securities with maturities of three months to five years and have been classified as available for sale securities. Management considers these investments, which represent funds available for current operations, an integral component of its cash management activities. Accordingly, marketable securities have been classified as current assets in the September 30, 1996 balance sheet.

(3)  Adoption of New Accounting Pronouncements
     -----------------------------------------

     The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires impairment losses to be recorded on the long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for any expected disposal of long-lived assets. The adoption of SFAS 121 had no impact on the financial position or results of operations of the Company as no indicators of impairment currently exist.

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

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         The Company's operating revenues increased to $3.5 million for the three months ended September 30, 1996 from $2.6 million for the same period in 1995. This increase is due to a $0.9 million increase in research and development revenues attributable to the commencement of research funding under the Schering-Plough Agreement and the 1995 Pfizer Agreement (as defined below). Research and development revenues include amounts received from Pfizer and Schering-Plough, under separate collaborations, to fund Neurogen's collaborative research programs and, in the case of its NPY-obesity collaboration with Pfizer, to reimburse Neurogen for certain expenses for the clinical development of the Company's lead anti-obesity drug NGD 95-1.

         Research and development costs of $3.6 million were essentially unchanged for the three-month period ended September 30, 1996 as compared to the same period in 1995. Comparing these periods, an increase in the size of the Company's research staff and related laboratory costs was generally offset by a decrease in clinical development costs, which fluctuate significantly from quarter to quarter. Research and development costs represented 81 percent of total operating expenses for the third quarter of 1996 as compared to 85 percent for the same period in 1995.

         General and administrative expenses increased 32 percent to $0.9 million for the three-month period ended September 30, 1996 as compared to the same period in 1995. This increase is due to an increased level of administrative expenses necessary to support a growing research staff.

         Other income consisting primarily of interest income, and gains and losses from invested cash and marketable securities increased to $1.3 million for the third quarter of 1996 from $0.6 million for the same period in 1995 due primarily to a higher level of invested funds.

         The Company recognized net income of $0.3 million for the three months ended September 30, 1996 as compared with a net loss of $1.0 million for the same period in 1995. The change in earnings is primarily due to the increase in interest income due to the higher level of invested funds and the increase in research revenues, all as noted above.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         The Company's operating revenues decreased to $13.7 million for the nine months ended September 30, 1996 from $20.4 million for the same period in 1995. The Company's 1995 results for the nine months ended September 30, 1995 include license revenue of $14.0 million received from Schering-Plough in 1995 in connection with entering into the Schering-Plough Agreement. Results for the nine months ended September 30, 1996 include the recognition of a previously unearned license fee of $3.0 million received from Schering-Plough in July 1995 for access to a portion of Neurogen's combinatorial chemistry libraries. Research and development revenues increased $4.3 million, or 68 percent, to $10.7 million due to the commencement of research funding under the Schering-Plough Agreement and the 1995 Pfizer Agreement. In addition to the quarterly research funding payments received from Pfizer, research and development revenue for the nine months ended September 30, 1996 includes reimbursements from Pfizer of certain development expenses as part of the cost sharing arrangement on the NPY obesity project.

         Research and development costs increased 5 percent to $10.0 million for the nine-month period ended September 30, 1996 as compared to the same
     period in 1995.   The increase is due to increases in research staff,
     laboratory supplies and increases in external clinical and development work on the Company's lead compound for eating disorders, NGD 95-1. Research and development costs represented 82 percent of total operating expenses in each of the nine month periods ended September 30, 1996 and 1995.

         General and administrative expenses increased 4 percent to $2.3 million for the nine months ended September 30, 1996 as compared to the same period in 1995, due to an increased level of administrative expenses necessary to support a growing research staff.

         Other income, consisting primarily of interest income, and gains and losses from invested cash and marketable securities, increased to $3.7 million for the nine months ended September 30, 1996 from $1.0 million for the same period in 1995 due primarily to a higher level of invested funds.

         The Company recognized net income of $5.1 million for the nine months ended September 30, 1996 as compared with net income of $9.5 million for the same period in 1995. The change in earnings is primarily due to the recognition of nonrecurring license fees of $14.0 million in 1995 and $3.0 million in 1996 and the increase in research and development revenues, all as noted above.

     LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996 and December 31, 1995, cash, cash equivalents and marketable securities were in the aggregate $93.9 million and $91.6 million respectively. While the Company's aggregate level of cash, cash equivalents and marketable securities did not change significantly during the first nine months of 1996, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

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

         In the first quarter of 1992, the Company and Pfizer entered into a collaborative agreement to develop drugs which modulate the neurotransmitter gama-aminobutyric acid, or GABA, to treat anxiety disorders and cognition impairment (the "1992 Pfizer Agreement") pursuant to which Pfizer made a $13.8 million equity investment in the Company. Under this agreement, the Company has received or is scheduled to receive $4.6 million in each year from 1992 through 1996 to fund Neurogen's research in its anxiolytic (anxiety-reducing drugs) and cognitive enhancer programs. Neurogen could also receive milestone payments of up to $12.5 million during the development and regulatory approval of products from these programs. In return, Pfizer received the exclusive rights to manufacture and market collaboration products and for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. As of September 30, 1996, Pfizer had provided $21.9 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, in addition to its $13.8 million equity investment in 1992.

         Neurogen and Pfizer entered into their second collaborative agreement (the "1994 Pfizer Agreement") in July 1994. Under this agreement, Pfizer made an additional $9.9 million equity investment in the Company. Additionally, the Company has received or is scheduled to receive approximately $7.4 million during the three-year period which commenced July 1, 1994, to fund Neurogen's sleep disorder program and may receive up to an additional $2.4 million for a fourth year should

     Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to $3.3 million during the development and regulatory approval of its sleep disorder compounds. As part of this second collaboration, Pfizer received the exclusive rights to manufacture and market collaboration products for which it will pay Neurogen royalties depending upon net sales levels, if any. As of September 30, 1996, Pfizer had provided $6.2 million of research funding to the Company pursuant to the 1994 Pfizer Agreement (including $0.6 million of unearned revenue), in addition to its $9.9 million equity investment in 1994.

         Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

         Neurogen and Pfizer entered into their third collaborative agreement (the "1995 Pfizer Agreement") in November 1995 to develop drugs which modulate the neurotransmitter neuropeptide Y (NPY) to treat disorders, including obesity. Under this Agreement, Pfizer made an additional $16.5 million equity investment in the Company and paid a $3.5 million license fee. The Company has received or is scheduled to receive approximately $7.2 million during the three-year period which commenced November 1, 1995, to fund Neurogen's NPY program and may receive up to an additional $2.4 million per year for a fourth and fifth year should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $28 million during the development and regulatory approval of collaboration products. As of September 30, 1996, Pfizer had provided $1.8 million in research funding pursuant to the 1995 Pfizer Agreement. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. In this collaboration, Neurogen will fund a minority share of early stage NAFTA clinical development costs. Neurogen has retained the right to manufacture any collaboration products in NAFTA countries and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a minority share of the cost of late stage NAFTA clinical development and NAFTA marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.

         In June 1995, Neurogen and Schering-Plough entered into an agreement (the "Schering-Plough Agreement") to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14.0 million for rights relating to Neurogen's dopamine program and $3.0 million for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Schering-Plough funded an additional $3.0 million in 1996 for the right to test additional libraries which is included in unearned revenue at September 30, 1996. Neurogen expects to receive approximately $7.2 million during the two-year period which commenced June 28, 1995, for research and development funding of the Company's dopamine program. The Company may receive additional research and development funding of up to $3.6 million per year for three additional one-year periods depending on whether and the extent to which Schering-Plough exercises its right to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $32 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. As of September 30, 1996, Schering-Plough had provided $5.0 million in research funding (including $450,000 in unearned revenue) pursuant to the Schering-Plough Agreement. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

          Not applicable for the third quarter ended September 30, 1996.


ITEM 2.  CHANGES IN SECURITIES

          Not applicable for the third quarter ended September 30, 1996.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable for the third quarter ended September 30, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable for the third quarter ended September 30, 1996.


ITEM 5.  OTHER INFORMATION

          Not applicable for the third quarter ended September 30, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Exhibit Index on page 11.

         (b) None.


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


                                      NEUROGEN CORPORATION



                                      By:/s/   STEPHEN R. DAVIS
                                        -----------------------------
                                         Stephen R. Davis
                                         Vice President-Finance and
                                         Chief Financial Officer


Date:  November 7, 1996

                                 Exhibit Index
                                 -------------

     Exhibit
     -------
     Number
     ------
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