Form 10-K
period 1996-12-31
NEUROGEN CORP
filed 1997-03-31
CIK 849043

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $177,160,000 as of March 1, 1997, based upon the closing price of the Common Stock as reported on The Nasdaq National Market on such date. For purposes of determining this number, shares of Common Stock held by officers, directors and stockholders whose ownership exceeds five percent were excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of March 1, 1997, the registrant had 14,272,479 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) The Neurogen Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 1997, is incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

                                     PART I
ITEM 1.   BUSINESS

     Neurogen Corporation ("Neurogen" or the "Company") is an emerging neuropharmaceutical company engaged in the discovery and development of a new generation of drugs to treat psychiatric and neurological disorders by regulating nerve cell (neuron) communication in the brain. The Company is developing "receptor subtype specific" drugs based on its expertise in neuronal communication. The Company believes that receptor subtype specific drugs offer the potential for equivalent or improved efficacy and fewer side effects than currently marketed psychotherapeutic drugs, most of which interact with multiple receptor subtypes. The Company leverages its resources, where it believes it to be advantageous, through collaborations with large pharmaceutical companies for advanced clinical development and commercialization of its products. The Company has three existing collaborations with Pfizer Inc ("Pfizer") and one collaboration with Schering Corporation and Schering-Plough Ltd. (together, "Schering-Plough") and intends to enter into additional collaborations where appropriate.

     Neurogen believes that its expertise in neurobiology, medicinal chemistry and molecular biology, combined with its Accelerated Intelligent Drug Design
(AIDD) program, which combines a biased combinatorial chemistry program with high-throughput screening, informatics and robotics, enable it to identify and develop compounds more quickly and efficiently than it could using traditional drug discovery techniques. Neurogen has developed a portfolio of neuropharmaceutical drug candidates designed to treat obesity and other eating disorders, anxiety, schizophrenia, sleep disorders, cognitive impairment, depression, epilepsy and stress disorders. Industry analysts estimate the worldwide market for currently marketed neuropharmaceuticals for such disorders to be in excess of $17 billion annually.

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

     For many years, it was commonly believed that each neurotransmitter interacted with one or at most two types of receptors. In the last decade, however, scientists, including current members of Neurogen's scientific staff, have discovered that each neurotransmitter typically interacts with not just one type of receptor but with multiple receptor subtypes which are grouped into families depending on the similarity of their molecular structure. Receptor subtypes differ slightly from other members of their family, are often distributed differently throughout the brain and may control different physiological functions from other receptor subtypes within the same family.

     Neurotransmitters such as gamma-aminobutyric acid ("GABA"), dopamine and various neuropeptides control many important neurophysiological functions. GABA is believed to be one of the most prevalent neurotransmitters in the CNS. GABA interacts with a family of receptor subtypes, to regulate the activity level of neurons. Subtypes of GABA receptors have evolved to carry out particular functions in the CNS. Because of its prevalence in the CNS, disruption of normal GABA receptor function is implicated in many neuro-psychiatric disorders, including anxiety, learning and memory impairment, sleep disorders and seizures.

     Dopamine is present at fewer synapses in the CNS than GABA, but is known to control important functions such as movement and emotional responses. Dopamine interacts with a family of receptors, consisting of at least five subtypes, each of which is responsible for certain functions in the CNS. For example, abnormalities in dopamine transmission have been implicated in schizophrenia.

     The Company believes certain neuropeptides, by interacting with certain receptors, are associated with, among other things, eating, stress responses and cognitive functions. One neuropeptide, neuropeptide Y ("NPY"), has for several years been associated with eating responses as well as other functions, including metabolism and blood pressure. Another neuropeptide, corticotropin releasing factor ("CRF") is believed to be associated with stress responses, while a third neuropeptide, galanin, is thought to be involved in eating responses as well as cognitive functions. The identity and role of various subtypes of the receptor families of each of the above neuropeptides is the subject of ongoing scientific research at Neurogen as well as at many other institutions and companies.

     Almost every psychotherapeutic drug currently on the market interacts not with one specific receptor subtype, but with many or all members of one or more receptor families. Neurogen believes that this nonselectivity is the principal cause of the side effects, including sedation and addiction, associated with such drugs. The discovery of receptor subtypes provides opportunities for Neurogen to design drugs which target specific receptor subtypes. Neurogen believes that such compounds offer the potential for equivalent or improved efficacy with fewer side effects than drugs currently on the market.

BUSINESS STRATEGY

     Neurogen's mission is to be a leader in the design, development and commercialization of psychotherapeutic drugs. The Company focuses its drug discovery programs on small molecule compounds that target specific receptor subtypes implicated in a variety of neuropsychiatric disorders. The key points of the Company's strategy are as follows:

TARGET MULTIPLE MARKETS WITH MULTIPLE DRUG CANDIDATES. Neurogen utilizes its expertise in the CNS area to develop a diverse portfolio of drug candidates to treat common disorders, including obesity and other eating disorders, anxiety, schizophrenia, sleep disorders, cognitive impairment, depression, epilepsy and stress disorders. By targeting multiple disorders which represent large markets, the Company seeks to reduce its reliance on any single program. Further, within each program Neurogen seeks to develop multiple drug candidates with differing chemical structures, pharmacokinectic profiles and, at times, differing subtype profiles in order to further enhance the likelihood of producing a successful drug candidate from such program.

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

UTILIZE ADVANCED DISCOVERY TECHNOLOGIES. The Company utilizes its advanced discovery technologies, including its AIDD program, to enhance its drug discovery capabilities and to provide new opportunities for strategic partnerships. Through its AIDD program, the Company is employing biased combinatorial chemistry methodologies to develop extensive libraries of small molecule compounds. This program was instrumental in the discovery of NGD 95-1, Neurogen's development compound for the treatment of eating disorders. In addition, as part of its collaboration with Schering-Plough, Neurogen has granted limited access to a portion of its combinatorial libraries in return for $3.0 million per year for two years.

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


PRODUCT RESEARCH AND DEVELOPMENT

     The Company believes it is well-positioned to capitalize on advances in molecular biology, medicinal chemistry and neurobiology to develop new psychotherapeutic compounds. The Company believes that its scientists possess an advanced understanding of the biochemistry of the brain and its possible connection to human behavior and that this understanding has enabled the Company to develop a portfolio of compounds which include product candidates for the treatment of obesity and other eating disorders, anxiety, schizophrenia, sleep disorders, cognitive impairment, depression, epilepsy, and stress disorders.

     ACCELERATED INTELLIGENT DRUG DESIGN


     In January 1996, Neurogen announced the integration of its combinatorial chemistry program and high-throughput screening capabilities with state-of-the-art automation and an interactive data system under a program entitled
"Accelerated Intelligent Drug Design" or "AIDD".   Combinatorial Chemistry
libraries and high-throughput screening systems like those being developed at Neurogen can be used to find new chemical leads for receptors or other targets where no leads exist as well as to optimize chemical leads by refining candidates into structures with suitable drug-like characteristics. To date, Neurogen has utilized its AIDD technologies to discover and optimize chemical leads, in its NPY, CRF and Galanin research efforts. Through these discoveries Neurogen has established its programs to develop drugs working through these neuropeptide mechanisms to treat disorders such as obesity, stress, depression and cognition impairment. The Company has also applied its AIDD technologies to extend its portfolios of drug candidates in its GABA program.

     Neurogen's drug discovery technologies include both the traditional pharmaceutical company the combinatorial design of chemical leads from approach of identifying specific chemical leads among compounds developed singly using medicinal chemistry and its own proprietary libraries of compounds developed through its AIDD program. Unlike traditional drug discovery, in which compounds are typically designed and synthesized at a rate of 50 to 100 compounds per year per chemist, combinatorial chemistry technologies can generate libraries of thousands of compounds per day. Moreover, advances in screening techniques and robotics now allow the rapid screening of thousands of compounds created through
combinatorial efforts to identify possible new drug candidates.   These advances
in chemistry and screening technologies have significantly impacted the drug discovery practices of the industry. Neurogen believes it has been, and believes it can remain, a leader in the development and application of such advances.

     Many companies with combinatorial chemistry programs have used these technologies to systematically and randomly create immense libraries of diverse compounds. However, since the number of unique organic compounds is essentially infinite, Neurogen believes it is important to bias its AIDD libraries (rather than randomly generate compounds) toward the selection of molecules most likely to interact with receptor families of interest to Neurogen and other pharmaceutical companies. Neurogen also biases its libraries to create compounds more likely to have drug-like characteristics such as oral availability. To bias its libraries, Neurogen first selects or designs a number of known and proprietary pharmacophores (arrangements of atoms thought to have activity in some biochemical assay) with the aid of Computer Assisted Molecular Modeling (CAMM). These pharmacophores then serve as templates and are subjected to "combinatorial" procedures, whereby the templates are reacted with numerous different variants of a given reaction simultaneously, producing a pool of numerous compounds. The pools of compounds are then screened through a variety of high capacity receptor-based assays to identify compounds that interact with specific receptor subtypes.

     To date, Neurogen has generated libraries of more than 1,000,000 compounds in its AIDD program, which, as noted above, has been instrumental in developing discovery and developing chemical leads in its NPY, CRF and Galanin programs, including NGD 95-1. The Company believes that the discovery and development of NGD 95-1 required a fraction of the time that would have been needed using only traditional approaches. Neurogen believes these discovery technologies will continue to enhance its ability to find lead structures for difficult medicinal chemistry problems and significantly shorten the time required to optimize such leads and produce viable drug candidates. In addition, the Company believes that these discovery technologies will provide it with new opportunities for strategic partnerships.

     PRODUCT DEVELOPMENT PROGRAMS

     The following table lists the neuropsychiatric disorders being targeted by the Company and the current status of Neurogen's potential products with respect to each of these disorders.

DISORDER                       RECEPTOR      DEVELOPMENT        COMMERCIAL
(COMPOUND)                      TARGET         STATUS             RIGHTS
---------------------------  ------------  ---------------   -----------------
Obesity and other            NPY1          Phase I           Pfizer
eating disorders (NGD 95-1)  receptor      clinical          (Neurogen
                                           trials (1)        royalty,
                                                             manufacturing
                                                             and profit
                                                             sharing)

Anxiety (NGD 91-2 and        GABA          NGD 91-2          Pfizer
NGD 91-1)                    receptor      preclinical;      (Neurogen
                             subtype       NGD 91-1          royalty)
                                           preliminary
                                           test of novel
                                           receptor
                                           binding
                                           through Phase
                                           I clinical
                                           trials (1)


Schizophrenia NGD 94-4 and   Dopamine D4   Phase I           Schering-Plough
 (NGD 94-1)                  receptor      clinical          (Neurogen
                                           trials (1)        royalty and
                                                             manufacturing)

Schizophrenia (NGD 94-2)     Dopamine      Preclinical       Schering-Plough
                             D4, D2        development (2)   (Neurogen
                             receptors                       royalty and
                                                             manufacturing)

Seizure disorders            NMDA          Preclinical       Wyeth-Ayerst
(ADCI)                       receptors     development (2)   (Neurogen and
                                                             NIH royalty)


Insomnia                     GABA          Preclinical       Pfizer
                             receptor      development (2)   (Neurogen
                             subtype                         royalty)


Dementia, cognition          GABA          Preclinical       Pfizer
deficits                     receptor      development (2)   (Neurogen
                             subtype                         royalty)


Depression and               CRF receptor                    Neurogen
stress-related disorders

Obesity and cognition        Galanin       Leads             Neurogen
deficits                     receptor      identified (3)

Depression                   NPY2          Leads             Neurogen
                             receptor      identified (3)

--------
(1) See "--Government Regulation" for a description of the phases of clinical trials.
(2) "Preclinical development" indicates that Neurogen is conducting pharmacology testing, toxicology testing, formulation, process development and/or manufacturing scale-up prior to possible submission of an Investigational New Drug application (an "IND").
(3) "Leads identified" indicates that lead compounds have been discovered that meet certain in vitro criteria of the Company. Lead compounds may undergo structural modification and more extensive evaluation prior to selection of candidates, if any, for preclinical development.

     OBESITY AND OTHER EATING DISORDERS PROGRAM. Obesity is a major health problem in the United States. Recent studies indicate that almost one-third of the adult population fits the criteria for at least moderate obesity and that severe obesity affects a large subgroup of this population. Many health problems, including hypertension, arthritis, non-insulin dependent diabetes and elevated cholesterol, are associated with obesity. In addition, it is estimated that as many as one percent and three percent of females in the United States suffer from anorexia nervosa and bulimia nervosa, respectively. Based on studies by various market sources, Neurogen believes the annual market for currently marketed obesity drugs to be approximately $800 miliion worldwide and $500 million in the United States.

     Obesity has traditionally been treated with amphetamines or amphetamine-like drugs which can be highly addictive. Antidepressants, such as Prozac(R), have also been used with limited success in treating obesity More recently, other drugs to treat obesity by modulating the neurotransmitter serotonin have been approved for marketing or gained popularity. These drugs, like older approaches continue to be plagued by serious side effects. Due to the limited success of obesity therapy and side effects, including nervousness, tremors, primary pulmonary hypertension and insomnia, associated with currently available medications, Neurogen believes that an eating disorder therapy without these side effects would have the ability to penetrate and potentially expand the market for these drugs. In recognition of health risks associated with obesity, the FDA transferred the review of anti-obesity drugs to its Endocrine and Metabolic Division in 1994. This move, together with its proposed FDA Guidance for Weight-Control Drugs, suggests that the FDA is increasingly viewing obesity as a disorder which may require chronic treatment. These events have increased interest in the development of improved treatments for obesity in the pharmaceutical industry.

     The Company believes that a drug which blocks the effects of the neurotransmitter NPY may moderate eating habits without side effects and represent a step forward in the treatment of eating disorders. Academic research (both at Neurogen and at other institutions) has demonstrated that the neurotransmitter NPY is closely connected with animal feeding behavior and appetite control. In preclinical studies, injection of NPY into the hypothalamic region of the brain has stimulated animals that have just eaten to eat again. Studies indicate that animals develop no tolerance for NPY and that those chronically exposed to NPY (over a period of days to weeks) become obese. Independent of these studies, there has developed a greater understanding of the existence and role of NPY receptor subtypes which has stimulated interest in pursuing an NPY-mediated treatment of obesity. Based on these studies and its understanding of receptor subtypes and receptor modulation, Neurogen believes that a drug which blocks the binding (that is, acts as an antagonist) of NPY to certain of its receptor subtypes located in the hypothalamus may have the opposite effect of chronic exposure to NPY and reduce the desire to eat.

     NGD 95-1. Through its AIDD program, Neurogen has identified a number of antagonists for the NPY family of receptors. The most advanced of these compounds, NGD 95-1, entered Phase I clinical trials in March 1996 and is currently being tested in a Phase I-B multiple dosing trial. In Phase I-A studies in which successive groups of men and women received single doses of NGD 95-1 at escalating levels, NGD 95-1 was shown to be safe and well tolerated across a broad dose range. In the ongoing Phase I-B study, groups of overweight but otherwise healthy men and women are receiving multiple doses of NGD 95-1 over a two-week period. This study will further evaluate the safety, tolerance and pharmacokinetic profile of the compound. NGD 95-1 was selected as a candidate for human clinical trials on the basis of results of various preclinical animal studies. In rodent studies NGD 95-1 has been shown to inhibit normal eating as well as eating induced by food deprivation or the administration of NPY. In a 21-day study of normal growing rodents NGD 95-1 was shown to reduce food intake and weight gain. This study indicated that these effects were exhibited early in the trial and showed no signs of tolerance during the balance of the trial.

     In November 1995 Neurogen entered into the Collaborative Research Agreement and the Commercialization and Development Agreement, each dated as of November 1, 1995 between the Company and Pfizer (collectively, the "1995 Pfizer Agreement") to develop and commercialize with Pfizer drugs to treat NPY-mediated disorders, including obesity and eating disorders. All drug candidates in the Company's NPY program (with the exception of compounds which work through NPY\\2\\ for the treatment of depression), including NGD 95-1, are subject to the 1995 Pfizer Agreement. Pursuant to this agreement, Neurogen is responsible for conducting Phase I trials under Pfizer auspices and Pfizer will be responsible for conducting Phase II and later trials. While Neurogen and Pfizer share clinical development responsibilities, Pfizer has the right to determine when to advance collaboration compounds in the clinical process, if at all. No assurance can be given that any collaboration compound will successfully complete the clinical trials or advance through the regulatory approvals process. In order to increase the likelihood that Neurogen's portfolio will produce a successful obesity drug, Neurogen is developing alternative obesity drug candidates in collaboration with Pfizer. See "-Collaborative Research and Licensing Agreements."

     Neurogen has also established a program to develop drugs which modulate the neuropeptide galanin for the treatment of obesity. Galanin has been demonstrated in various industry studies to stimulate eating, particularly the eating of fats, in laboratory animals. Neurogen believes that a drug which blocks the activity of galanin could decrease appetite. Neurogen has discovered a number of compounds that block a galanin receptor and is in process of selecting the most attractive compounds for testing in animal models. Neurogen has, to date, retained all commercial rights to its galanin program.

     ANXIETY PROGRAM. Estimates by the National Institute of Mental Health (the "NIMH") suggest that anxiety, a sense of irrational fear or dread, is the most common CNS disorder in the United States affecting approximately 23 million people, or 12% of the adult population. The most common anxiety-reducing drugs, or anxiolytics, are the class of drugs known as benzodiazepines (such as Valium(R), Xanax(R) and Librium(R)) which are orally administered compounds that exert their pharmacologic effect on the GABA family of receptors. Benzodiazepines alleviate some of the symptoms of anxiety, but at the same time cause numerous side effects, including drowsiness, impairment of motor skills, memory loss and addiction. In addition, benzodiazepines can cause coma or death if a patient consumes excess alcohol in conjunction with drug treatment. The Company believes these side effects are due to benzodiazepines interacting with and enhancing the activity of many or all GABA receptor subtypes. Despite these side effects, based on studies by various market sources, the Company estimates the annual market for currently marketed anxiolytics to be approximately $2.3 billion worldwide and $800 million in the United States.

     Neurogen's scientists have been leaders in defining the mechanism of action of benzodiazepines at the GABA receptors. Based on its scientists' understanding of the role which GABA receptor subtypes play in the side effects caused by benzodiazepines, Neurogen has developed small molecule, orally administered anxiolytic compounds which it believes may avoid or reduce the adverse side effects of currently marketed anxiolytics by binding to specific subtypes in the GABA receptor family. The Company entered into the Collaborative Research Agreement dated as of January 1, 1992 between the Company and Pfizer (the "1992 Pfizer Agreement") to research, develop and commercialize with Pfizer anxiolytic and cognition enhancing compounds that act through the GABA family of receptors. See "--Collaborative Research and Licensing Agreements."

     Drug Candidates. Neurogen has discovered several drug candidates that have the novel GABA binding activity which the Company believes will relieve anxiety while avoiding or reducing adverse side effects. Two of these candidates, NGD 91-2 and NGD 91-1, have been the primary focus of development efforts of Pfizer and Neurogen. NGD 91-1, the initial clinical candidate of the collaboration, has been the subject of Phase I studies to explore safety and pharmacokinetic properties and to obtain preliminary indications of efficacy of drugs which have
the novel binding profile discovered by Neurogen.   NGD 91-2, which appears to
have pharmacokinetic properties which are superior to NGD 91-1, is currently in preclinical development in preparation for the commencement of Phase I studies.

     In order to obtain an early indication of efficacy and the desired lack of sedation of the novel binding profile of Neurogen's drug candidates, Pfizer designed and conducted a Phase I-B study of NGD 91-1 to test the drug in an acute (situational) anxiety setting. In this trial, NGD 91-1 was compared to a marketed anti-anxiety drug, Valium, and to a control placebo. The study was "double-blinded" and involved 150 healthy men and women exposed to anxiety caused by the anticipation of an unpleasant medical procedure. Both NGD 91-1 and Valium(R) demonstrated significant anti-anxiety effects. However, while Valium(R) caused significant sedation, NGD 91-1 did not cause any sedation. While the goal of the collaboration with Pfizer is to develop drugs to treat generalized anxiety disorder, a chronic condition, the Company believes the results of the Phase I-B study demonstrate that the selective GABA activity identified by Neurogen can relieve anxiety without causing sedation.

     In December 1996, Neurogen announced that the development focus of the collaboration would be transferred from NGD 91-1 to NGD 91-2, a newer development compound which appears to have pharmacokinectic properties that are superior to NGD 91-1 and which demonstrates the same novel GABA binding activity which the Company believes will relieve anxiety while avoiding or reducing adverse side effects. This determination was made following the completion of later stage Phase I studies to establish the minimum blood levels at which NGD 91-1 is effective, the blood levels achieved by NGD 91-1 and the testing of an alternate formulation of NGD 91-1. While NGD 91-1 will remain subject to the collaboration, NGD 91-2 appears, based on animal studies, to be longer acting than NGD 91-1 and to have other pharmacokinetic properties which are superior to NGD 91-1. NGD 91-2 is currently in preclinical development in preparation for the planned commencement of Phase I studies.

     Under the 1992 Pfizer Agreement, Pfizer has the right to determine when to advance compounds in the clinical process, if at all. As with all drugs that enter clinical testing, no assurances can be given that NGD 91-2 or any other collaboration compound will successfully complete the clinical trials or advance through the regulatory approval process.

     In order to increase the likelihood that Neurogen's portfolio will produce a successful anxiolytic drug, Neurogen, in collaboration with Pfizer, has been developing additional alternative anxiolytic candidates that act through the GABA family of receptors and have properties similar to those of NGD 91-2 and NGD 91-1 but which belong to different chemical series then either of these compounds. Neurogen has filed patent applications with respect to the composition of NGD 91-2 and NGD 91-1 and the other compounds in its anxiolytic program. See "-- Collaborative Research and Licensing Agreements."

     SCHIZOPHRENIA PROGRAM. Schizophrenia refers to a group of mental illnesses of unknown origin which have no known cure and are characterized by a variety of symptoms including hallucinations, delusions and social withdrawal. Schizophrenia is estimated to affect between one-half and one percent of the population worldwide. Although certain currently marketed antipsychotic drugs such as Haldol(R) and Clozaril(R), which act at dopamine receptors among others, have shown encouraging results in limiting mental deterioration, each may cause impairment of motor function, orthostatic hypotension (a decrease in blood pressure which may cause fainting) and numerous other side effects. In the case of Clozaril(R), the possibility of life-threatening changes in the white blood cell count (agranulocytosis) of patients requires blood monitoring of all patients receiving the drug, adding significantly to the cost of the therapy. Moreover, as many as 40 percent of all schizophrenics are unresponsive to standard antipsychotic medications and as many as 60 percent of treated patients subsequently relapse and require hospitalization. Industry analysts estimate the current annual market for antipsychotic drugs to be approximately $2.5 billion worldwide and $1.2 billion in the United States.

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

     D4 Selective Antipsychotics. The Company's focus on dopamine receptor subtypes and the design of specific binding agents for these subtypes is similar to its approach with respect to GABA receptor subtypes. In recent years, distinct dopamine receptor subtypes, known as D 1, D2, D3, D4 and D5, have been discovered which Neurogen believes may be involved in schizophrenia. Because elevated D4 receptors have been measured in the autopsied brains of schizophrenics, Neurogen believes that high levels of D4 receptors may intensify signals in the brain, thus causing many of the symptoms associated with schizophrenia. As a result, Neurogen believes that a specific D4 antagonist might be an effective antipsychotic agent and, because of its specificity, might have a reduced side effect profile compared to currently marketed drugs. Neurogen scientists have identified a series of small molecule, orally administered compounds, which preclinical research has indicated are potent and highly selective antagonists for the D4 receptor subtype. One of these compounds, NGD 94-4, has been the subject of a recent Phase I-A clinical study, performed by Schering-Plough. In this study, successive groups of subjects were administered single doses of escalating levels of NGD 94-4. The Company understands that Schering-Plough has completed the dosing of all groups, but that the data from the study is not yet complete. While preliminary data has been collected thus far from only certain of the groups, Neurogen and Schering-Plough have some questions regarding the pharmacokinetic properties suggested by such data which will require further examination upon the analysis of all data from the study. In March 1997, Neurogen received notice from Schering-Plough of its election to extend the research program under the Schering-Plough Agreement for an additional one-year period, through June 1998, pending the parties' adoption of a formal research plan relating to the extension period.

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

     Broader Spectrum Antipsychotics. Schizophrenia may not be a single disease, but a syndrome or spectrum of diseases. As a result, the Company believes that a single receptor subtype specific antipsychotic drug may not provide adequate therapy for all patients. A complementary alternative to a D\\4\\ selective agent, would be a drug that possessed activity at a greater number of, but not all, receptor subtypes to provide broad therapy for a greater number of patients with fewer side effects than currently marketed drugs to treat schizophrenia. Neurogen has identified a series of compounds with a balance of dopamine receptor blocking activities (at D2, D3 and D4 receptors) and other related receptor blocking activities. In this regard, the Company, together with Schering-Plough, is investigating selected compounds with selectively broader receptor blocking properties. These include NGD 94-2, which selectively blocks the D4 receptor and the D2 receptor, and other combinations of dopamine antagonists. Neurogen believes that because of their activity at alternate receptor sites, these drugs, which are currently in preclinical development or earlier stage research, could potentially be used to treat a spectrum of disorders associated with schizophrenia.

     EPILEPSY AND SEIZURE DISORDERS. Approximately two million people in the United States have epilepsy. Industry analysts estimate the current annual market for anticonvulsants (drugs that prevent or arrest convulsions) to be approximately $2.5 billion worldwide and over $1.4 billion in the United States.

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

     In 1992, Neurogen entered into a licensing and cooperative research and development agreement ("CRADA") with the NIH which provided the Company exclusive access to a library of compounds for evaluation as potential anticonvulsants. In preclinical trials conducted by the Company, one of these compounds, ADCI, exhibited effective anticonvulsant activity in animal model systems used to predict efficacy and potential therapeutic value in treating epilepsy. The Company believes ADCI might be an effective anticonvulsant because it possesses two important modes of action: blocking the NMDA receptor and antagonism of voltage-dependent sodium channels, which is important in the treatment of seizures. Each of these defined biological activities has been associated with the activity of ADCI in different animal seizure models. In November 1996, Neurogen entered into an Agreement dated as of November 25, 1996, between the Company and American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories division (the "American Home Products Agreement"), pursuant to which Neurogen licensed to American Home Products its worldwide development and commercial rights with respect to ADCI and related compounds. Under this agreement, American Home Products will conduct all future research and development activities under the program and has the right to determine when to commence clinical trials and which to advance compounds in the clinical process, it at all. --See "-Collaborative Research and Licensing Agreements."

     In contrast to many anticonvulsants currently on the market, ADCI shows a therapeutic effect in animal models at doses substantially below doses which cause side effects in preclinical animal models. However, ADCI is difficult to synthesize in large scale. American Home Products is currently following up on work initiated by Neurogen in an attempt to improve the route to synthesis before pursuing further development of ADCI. However, there can be no assurance that Neurogen will be successful in this regard or that ADCI will be tested in clinical trials.

     SLEEP DISORDERS. Recent studies indicate that as many as 20 million people in the United States experience chronic insomnia and an additional 20 to 30 million Americans experience intermittent sleep-disorders. Industry analysts estimate that the annual market for drugs to treat insomnia is approximately $1.6 billion worldwide and over $400 million in the United States. Neurogen is developing drugs to treat sleep disorders, primarily insomnia. While currently marketed drugs to treat sleep disorders, or hypnotics, are effective, they cause numerous side effects, including "hangovers," rebound insomnia, short-term memory loss and addiction.

     Humans possess an internal "biological clock" that controls the timing of different biological processes and affects the ability to sleep. This mechanism influences many different processes well beyond those associated with activity and rest. GABA receptor subtypes are involved in sleep regulation as well as anxiety. Neurogen's research suggests that some hypnotics may interact with different GABA receptor subtypes than those which regulate anxiety. Further, Neurogen believes that the side effects associated with many currently marketed medications arise from the fact that these drugs bind non-specifically to many different GABA receptor subtypes. Neurogen believes that drugs which are selective for certain sleep-inducing GABA receptor subtypes will have fewer side effects than the non-selective benzodiazepines currently on the market and could represent a substantial improvement in the treatment of sleep disorders. The Company has identified certain compounds in its portfolio which interact selectively with the GABA receptor subtypes it believes are involved in sleep regulation and tested numerous of these compounds in animals. Currently Neurogen and Pfizer are evaluating certain of these compounds as potential clinical candidates in further preclinical studies. Neurogen is pursuing its sleep disorder program in collaboration with Pfizer under the Collaborative Research Agreement dated as of July 1, 1994 between the Company and Pfizer (the "1994 Pfizer Agreement" and, together with the 1992 Pfizer Agreement and the 1995 Pfizer Agreement, the "Pfizer Agreements"). See "--Collaborative Research and Licensing Agreements."

     COGNITION DISORDERS. Memory loss is one of the most devastating symptoms of neurodegenerative diseases such as Alzheimer's disease and Parkinson's disease. Research sponsored by the NIMH indicates that in any given year as many as five million people in the United States suffer from dementia, a condition characterized by the impairment of learning and memory recall. A 1990 study by the U.S. Office of Science and Technology Policy indicates that dementia afflicts approximately 10% of people over the age of 65. Industry analysts estimate the current annual market for drugs to treat cognitive disorders to be approximately $1.1 billion worldwide.

     The Company believes that GABA may affect and modulate the activity of other neurotransmitters which contribute to the storage and retrieval of memory. By understanding how GABA affects these other neurotransmitters, the Company believes that it may be able to develop a drug candidate that acts through GABA receptor subtypes to enhance brain function and cognition where brain function has been impaired through neurodegenerative processes caused by aging, chemical toxins, Alzheimer's disease or Parkinson's disease. Moreover, the Company believes that the benzodiazepines, which produce their desired anti-anxiety effect by enhancing the activity of certain GABA receptors, cause memory impairment and other side effects due to their non-selective binding to GABA receptor subtypes. Accordingly, the Company believes that inhibition of certain GABA receptor subtypes in the cortex and hippocampal regions of the brain may enhance the storage and retrieval of memory. Neurogen has discovered a number of compounds that inhibit activity at these GABA receptor subtypes and tested numerous of these compounds in animals. Currently, Neurogen and Pfizer are evaluating certain of these compounds as potential clinical candidates in further preclinical studies Neurogen is pursuing its cognition enhancement program in collaboration with Pfizer under the 1992 Pfizer Agreement. See "-- Collaborative Research and Licensing Agreements."

     Neurogen has also established a program to develop drugs which modulate the neuropeptide galanin for the treatment of cognitive deficits. Galanin has been demonstrated in various industry studies to modulate the neurotransmitter acetycholine, a neurotransmitter which is thought to be involved in Alzheimer's disease. Neurogen believes that a drug which blocks the activity of galanin could in turn increase acetycholine discovered a number of compounds that block a galanin receptor and is in the process of selecting the most attractive compounds for testing in animal models. Neurogen has, to date, retained all commercial rights to its galanin program.

     DEPRESSION AND STRESS DISORDERS. Depression is one of the most prevalent mental illnesses in the United States, affecting approximately 17 million people or 9% of the adult population annually according to the NIMH. Depression occurs in a variety of forms, ranging from a single episode of depressive symptoms to recurrent cycling of moods which can be severe in some patients, alternating between manic "highs" and depressed "lows." Research suggests that more than half of the people who have had one episode of major depression will have another at some point in their lives. While many patients function normally between episodes, it is believed that 20 to 35 percent of the victims suffer chronic depression that prevents them from maintaining a normal routine. Many depressed people sleep too much or too little, are lethargic or agitated and experience feelings of worthlessness and guilt or have recurring thoughts of death or suicide. Older generic antidepressants may cause sedation, mouth dryness or heart irregularities and can be lethal in overdose. Other classes of antidepressants exhibit toxicity when combined with certain foods. While recent pharmaceutical research has led to improved drugs, such as Prozac(R), for the treatment of depression, these medications have limitations in their use primarily because of their slow onset of therapeutic action (up to three weeks) and lack of efficacy in some patients. Industry analysts estimate the current annual market for antidepressants to be approximately $6.7 billion worldwide and $4.1 billion in the United States. Neurogen believes that exploring alternative mechanisms of action may lead to a new class of antidepressants that act quickly, safely and effectively either by themselves or in conjunction with existing medications.

     Stress is a condition commonly associated with depression. A number of neuropeptide receptors which appear to be involved in stress responses, including receptors for CRF and NPY, are altered in depressed patients. Through its AIDD program, Neurogen has discovered compounds which block a CRF receptor subtype it believes to be involved in stress responses and tested the most attractive of these compounds in animal models. The Company is currently in the process of evaluating certain of these compounds as potential clinical candidates in further preclinical studies. Neurogen has also discovered compounds, through its AIDD program, which block the NPY 2 receptor subtype, which the Company believes to be implicated in depression. These compounds are currently being evaluated for testing in animal models.


COLLABORATIVE RESEARCH AND LICENSING AGREEMENTS

     As part of its business strategy, the Company seeks collaborative agreements with pharmaceutical companies as a means to achieve ratcheted growth in its own drug development, manufacturing and, possibly, sales and marketing capabilities. In February 1992, July 1994 and again in November 1995, Neurogen entered into collaborations with Pfizer. In June 1995, Neurogen entered into a collaboration with Schering-Plough. Neurogen will strive through strategic alliances with major pharmaceutical companies to balance its exposure to research and development risks inherent in the industry and to retain an increasing share in the success of its future products. There can be no assurance that the Company will establish any additional collaborative arrangements or that such future relationships, if established, or its current relationships will result in marketed pharmaceutical products.

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

     In July 1994, Neurogen and Pfizer entered into the 1994 Pfizer Agreement. Under this second agreement, Neurogen and Pfizer are collaborating in the discovery and development of hypnotics which act through the GABA family of receptors to treat sleep disorders. Pursuant to the 1994 Pfizer Agreement, Pfizer purchased approximately 1.1 million shares of the Company's Common Stock for approximately $9.9 million, and the Company is entitled, subject to certain conditions, to receive $2.4 million per year for the three year period which commenced July 1, 1994, for research and development funding of the Company's sleep disorder program. Neurogen could also receive milestone payments of up to approximately $3.3 million if certain development and regulatory objectives are achieved regarding its sleep disorder compounds. As part of this second collaboration, Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based sleep disorder products developed in the collaboration. Pfizer is required to pay Neurogen royalties based on net sales levels, if any, for such products.

     In December 1996, Neurogen announced that it and Pfizer had agreed to extend the research programs under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement through December 1998. Pursuant to the agreement to extend these programs, Pfizer has agreed to pay Neurogen an additional aggregate of $10.6 million during 1997 and 1998 to fund Neurogen's research efforts.

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

     In November 1995, Neurogen and Pfizer entered into the 1995 Pfizer Agreement. Pursuant to this third agreement, Neurogen and Pfizer are collaborating in the discovery and development of drugs for the treatment of NPY-mediated disorders, including obesity and eating disorders. Pursuant to the 1995 Pfizer Agreement, Pfizer purchased 750,000 shares of the Company's common stock for approximately $16.5 million and paid Neurogen a license fee of $3.5 million. The Company is entitled, subject to certain conditions, to receive approximately $2.4 million during the three-year period which commenced November 1, 1995, for research and development funding of the Company's eating disorder program and may receive additional research and development funding of up to $2.4 million per year for two additional one-year periods depending on whether and the extent to which Pfizer exercises its rights to extend the research program under the collaboration beyond November 1998. Neurogen could also receive milestone payments of up to approximately $28 million if certain development and regulatory objectives are achieved regarding compounds subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to products developed in the collaboration subject to certain rights retained by Neurogen as described below. While Pfizer is responsible for Phase II and later stage clinical trials under this collaboration, Neurogen will have primary responsibility for the preparation and filing of INDs and for the conduct the Phase I studies. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any products resulting from the collaboration for markets in NAFTA countries and has retained a profit sharing option with respect to future sales in NAFTA countries. If Neurogen exercises this profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing and in return share in any profit generated by sales of products developed pursuant to the collaboration in NAFTA countries. If Neurogen chose not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case, Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.


     SCHERING-PLOUGH

     In June 1995, Neurogen and Schering-Plough entered into the Schering-Plough Agreement to collaborate in the discovery and development of drugs for schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received a license fee of $14.0 million for rights relating to Neurogen's dopamine program and $3.0 million for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Schering-Plough also paid an additional $3.0 million in 1996 for the right to test additional libraries. Neurogen has or is entitled to receive approximately $3.6 million per year during the two-year period which commenced June, 1995, for research and development funding of the Company's schizophrenia program and may receive additional research and development funding of up to $3.6 million per year depending on whether and the extent to which Schering-Plough exercises its rights to extend the collaboration for additional one-year periods through June 2000. In March 1997, Neurogen received notice from Schering-Plough of its election to extend the research program under the Schering-Plough Agreement for an additional one-year period, through June 1998, pending the parties' adoption of a formal research plan relating to the extension period.
Neurogen could also receive milestone payments of up to approximately
$32.0 million if certain development and regulatory objectives regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration. Pursuant to the Schering-Plough Agreement, Neurogen has retained the right to participate on an advisory clinical development committee and an option to manufacture on a cost plus basis any products resulting from the collaboration for the United States market. As a result of this collaboration, Neurogen is dependent on Schering-Plough to seek regulatory approvals for, to conduct clinical trials for and to determine the ultimate commercialization of compounds subject to this collaboration.

     AMERICAN HOME PRODUCTS AND NIH

     In January 1992, Neurogen licensed a class of compounds including the anticonvulsant compound ADCI, from the NIH. In November 1996, Neurogen entered into the American Home Products Agreement pursuant to which Neurogen licensed to American Home Products its worldwide development and commercial rights with respect to ADCI and the related compounds licensed from NIH. Under this agreement, American Home Products will conduct and fund all future research and development and commercialization activities under the program and subject to certain requirements in its agreement with Neurogen and Neurogen's agreement with the NIH, will be entitled to make all determinations regarding any such efforts. Neurogen received a $750,000 license fee and an equity investment of an additional $750,000 for 37,442 shares of Neurogen common stock. Neurogen could also receive additional equity investments and milestone payments of up to approximately $11 million if certain development and regulatory objectives are achieved regarding compounds subject to the license agreement. In return, American Home Products received the exclusive worldwide license to develop and market products subject to the license and Neurogen retained the right to receive royalties based on net sales levels, if any. A portion of any such royalties would be payable to the NIH.


PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's success depends, in part, on its ability to obtain patents, maintain trade secrets and operate without infringing on the intellectual property rights of third parties. The Company files patent applications both in the United States and in foreign countries, as it deems appropriate, for protection of both its products and processes. To date, Neurogen has filed numerous patent applications in the United States and foreign countries, and intends to file additional domestic and foreign applications in the near future. Presently, the Company is the sole assignee of twenty-nine issued United States patents and several foreign patents. Twenty-five of the Company's issued United States patents and several pending patent applications concern the compounds in its anxiolytic program. Four of the Company's issued United States patents and several pending patent applications concern the compounds in its antipsychotic program.. The Company believes that it does not infringe any third-party patents and, except in the case of the NIH with respect to ADCI, the Company has engaged in no technology transfer which would obligate it to pay royalties to any third party.

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

     In connection with the Pfizer Agreements, the Schering-Plough Agreement and the American Home Products Agreement, Neurogen has granted Pfizer, Schering-Plough, and American Home Products as the case may be, the exclusive, worldwide license to manufacture (subject to Neurogen's option to manufacture products for the United States pursuant to the Schering-Plough Agreement and for NAFTA countries pursuant to 1995 Pfizer Agreement), use and sell compounds subject to those agreements. To the extent that Neurogen enters into future collaborations or license agreements with third parties, it may have to share, or it may have no rights to, intellectual property developed or patents obtained in connection with such arrangements.

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


COMPETITION

     The biopharmaceutical industry is highly competitive. The Company's most significant competition comes from fully-integrated pharmaceutical companies, most of which have products and major research and development programs in the neuroscience field, certain of which are in late-stage clinical trials. In addition, there are many other entities, both public and private, in the United States and overseas, including fully-integrated chemical companies, specialized biotechnology firms, academic institutions, government agencies and other research organizations which are involved in the development of products similar to those of Neurogen. Furthermore, these companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. Many of the Company's existing or potential competitors possess substantially greater research and development, financial, technical, manufacturing, marketing, and human resources than Neurogen. There can be no assurance that the

Company's competitors will not succeed in developing technologies and products that are more effective than those developed by the Company or which would render the Company's technology and products less competitive or obsolete.


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

     Pfizer manufactures or will be responsible for manufacturing drugs for clinical trials which are subject to the 1992 Pfizer Agreement and the 1994 Pfizer Agreement and has the right to manufacture future products, if any, for commercialization. Pfizer will also be responsible for manufacturing drugs for Phase II and later stage clinical trials which are subject to the 1995 Pfizer Agreement and subject to Neurogen's option described below, has the right to manufacture future products, if any for commercialization. Schering-Plough will be responsible for manufacturing for clinical trials compounds which are subject to the Schering-Plough Agreement and, subject to Neurogen's option described below, has the right to manufacture future products, if any, for commercialization. Neurogen, however, has retained an option to manufacture future products, if any, developed pursuant to the Schering-Plough Agreement for sales in the United States and developed pursuant to the 1995 Pfizer Agreement for sales in NAFTA countries. See "--Collaborative Research and Licensing Agreements." With respect to compounds not currently subject to collaborations, the Company plans either to establish supply arrangements with third-party manufacturers for clinical trials and for commercial distribution or to develop its own manufacturing capabilities. There can be no assurance that the Company will be able to achieve third-party arrangements on terms acceptable to the Company or that such arrangements will be successful. While the Company may attempt to develop internal manufacturing capabilities for certain of its products, there can be no assurance that the Company will be able to establish such capabilities or to do so at an acceptable cost.


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


HUMAN RESOURCES

     As of December 31, 1996, the Company had 108 full-time employees, including 70 scientists and 18 administrative staff members. The Company's staff includes 35 persons with Ph.D. degrees, all of whom are actively involved in research. Neurogen believes that its success will be dependent largely upon its ability to continue to attract and retain scientists and technical staff qualified in pharmacology, neuroscience, medicinal chemistry and molecular biology. The failure to retain such personnel or to develop expertise in such fields could materially adversely affect prospects for the Company's success. None of the Company's employees are covered by collective bargaining agreements, and the Company considers relations with its employees to be good. In addition, the failure to retain certain of the Company's current scientific personnel, some of whom do not have employment contracts with the Company, could adversely affect the Company. Each of the Company's current scientific personnel has entered into confidentiality and non-competition agreements with the Company.

  ITEM 2.  PROPERTIES

     The Company conducts its operations in a facility located in Branford, Connecticut, which it purchased in March 1989. Since that time, Neurogen has completed two stages of construction which provide approximately 36,000 square feet of laboratory and administrative space. In August 1995, the Company entered into a ten-year lease agreement to lease 24,000 square feet of space, which is adjacent to the Company's existing research facility. Renovations of the new facility to convert it to laboratories and offices have been completed as of December 31, 1996. The Company has an option to purchase the facility and to extend the lease for an additional ten-year period. The Company expects that its expanded facility will accommodate the anticipated administrative and research needs of the Company for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

     Neurogen knows of no material litigation or proceeding pending or threatened to which the Company is, or may become, a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal year 1996, no matter was submitted to a vote of stockholders.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Neurogen is traded on The NASDAQ Stock Market under the symbol NRGN. As of March 1, 1997, there were approximately 420 holders of record of the Company's common stock. No dividends have been paid on the common stock to date, and the Company currently intends to retain any earnings for further development of the Company's business.

     The following table sets forth the high and low closing bid prices for the common stock as reported by NASDAQ.

                                                              High    Low
                                                             ------  ------
  Fiscal 1996:
  -----------
  First Quarter............................................  35 1/4  25 1/4
  Second Quarter...........................................  34      17 3/4
  Third Quarter............................................  26 1/2  16 3/4
  Fourth Quarter...........................................  28      16 3/4


  Fiscal 1995:
  -----------
  First Quarter............................................   9 5/8   6 5/8
  Second Quarter...........................................  17       9 1/4
  Third Quarter............................................  22 1/4  13 1/2
  Fourth Quarter...........................................  27 5/8  18 3/4

ITEM 6. - SELECTED FINANCIAL DATA



                                     For the Year Ended December 31
                                 (in thousands, except per share data)

                              1996      1995      1994      1993      1992
Total operating revenues    $ 18,286  $ 26,929  $ 5,789   $ 4,604   $ 4,595
Total operating expenses    $ 17,229  $ 15,585  $12,924   $ 9,036   $ 6,924
Net income (loss)           $  5,894  $ 13,353  $(6,651)  $(3,816)  $(1,593)
Net Income (loss) per
     share-primary          $    .38  $   1.07  $  (.70)  $  (.43)  $  (.18)
Total assets                $113,869  $104,856  $25,889   $22,704   $27,426
Long-term debt              $    279  $    460  $   620   $   792   $ 1,265
Stockholders' equity        $106,245  $ 98,076  $24,080   $20,771   $24,587
Weighted average number
of shares outstanding         15,449    12,479    9,528     8,962     8,752

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since its inception in September 1987, Neurogen has been engaged in the discovery and development of drugs. The Company has not derived any revenue from product sales and, excluding the effect of one-time license fees received in 1996 from Schering-Plough and American Home Products and from Schering-Plough and Pfizer in 1995, expects to incur significant losses in most years prior to deriving any such product revenues. Revenues to date have come from three collaborative research agreements entered into with Pfizer, one collaboration with Schering-Plough, one license agreement with American Home Products and from interest income.

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


YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     The Company's operating revenues decreased to $18.3 million for the year ended December 31, 1996 from $26.9 million for the same period in 1995. The decrease in operating revenues in 1996 compared to 1995 is mainly due to a decrease in license fees. The Company's 1996 results include the recognition of a previously unearned license fee of $3.0 million received from Schering-Plough in July 1995 for access to a portion of Neurogen's combinatorial chemistry libraries and $.8 million in license fees from American Home Products received in November 1996. In June and November 1995, the Company received, and recognized as revenue, $14 million and $3.5 million in one-time license fees in connection with entering into the Schering-Plough Agreement and the 1995 Pfizer Agreement, respectively. Due primarily to these license fees, the Company's operating revenues increased to $26.9 million for the year ended December 31, 1995 compared to $5.8 million in 1994. Research and development revenues increased $5.1 million, or 54 percent, to $14.5 million for the year ended December 31, 1996 due to the commencement of research funding under the Schering-Plough Agreement in the third quarter of 1995 and the 1995 Pfizer Agreement in the fourth quarter of 1995. In addition to the quarterly research funding payments received from Pfizer, research and development revenue for the year ended December 31, 1996 includes reimbursements from Pfizer of certain development expenses as part of the cost sharing arrangement on the NPY obesity project. Research revenues increased by $3.6 million or 63 percent from 1994 to 1995. These increases are due to the commencement of the 1994 Pfizer Agreement in the third quarter of 1994, the Schering-Plough Agreement in the third quarter of 1995 and the 1995 Pfizer Agreement in the fourth quarter of 1995.

     Research and development costs increased 10 percent to $13.9 million for the year ended December 31, 1996 as compared to the same period in 1995. Research and development costs increased 25 percent to $12.6 million in 1995 compared to 1994. These increases are due primarily to an increase in research and development personnel to staff the company's growing portfolio of drug development programs and an expansion of Neurogen's drug discovery capabilities through its growing AIDD (Accelerated Intelligent Drug Design) program. Research and development costs represented 81 percent, 81 percent and 79 percent of total operating expenses for the years ended December 31, 1996, 1995 and 1994, respectively.

     General and administrative expenses increased 12 percent to $3.3 million in 1996 from $2.9 million in 1995 and 6 percent from $2.8 million in 1994. The increases in both years were due primarily to an increase in administrative activities and the addition of related facilities to support the Company's expanded research programs.

     Other income, consisting primarily of interest income and gains and losses from marketable securities, was $4.9 million in 1996, $2.3 million in 1995 and $0.5 million in 1994, respectively. The increase in both years was due primarily to a higher level of invested funds.

     The Company recognized net income of $5.9 million for the year ended December 31, 1996, net income of $13.4 million for the year ended December 31, 1995 and a net loss of $6.7 million in 1994. The decrease in net income in 1996 is due mainly to a decrease in license fees from Schering-Plough. The change in net income in 1995 is primarily due to revenues resulting from the above-noted one-time license fees of $14 million from Schering-Plough and $3.5 million from Pfizer and the $1.8 million increase in investment income.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996 and 1995, cash, cash equivalents and marketable securities were in the aggregate $95.1 million and $91.6 million, respectively. The increase in 1996 was due to an increase in receipts from corporate partner funding and an increase in investment income. The Company's aggregate level of cash, cash equivalents and marketable securities have fluctuated in the past and are expected to fluctuate in the future as a result of the factors described below.

     Neurogen's cash requirements to date have been met by the proceeds of its financing activities, amounts received pursuant to collaborative arrangements and interest earned on invested funds. The Company's financing activities include three private placement offerings of its common stock prior to its initial public offering, underwritten public offerings of the Company's common stock in 1989, 1991 and 1995, and the private sale of common stock to Pfizer in connection with entering into the Pfizer Agreements and to American Home Products in the American Home Products Agreement. Total funding received from these financing activities was approximately $105.6 million. The Company's expenditures have been primarily to fund research and development and general and administrative expenses and to construct and equip its research and development facilities.

     In the first quarter of 1992, the Company entered into the 1992 Pfizer Agreement pursuant to which Pfizer made a $13.8 million equity investment in the Company. Under this agreement, the Company received $4.6 million in each year from 1992 through 1996. Neurogen could also receive milestone payments of up to $12.5 million if certain development and regulatory objectives are
achieved regarding its products subject to the collaboration.   In return,
Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter gamma-aminobutyric acid, or GABA, and for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. As of December 31, 1996, Pfizer had provided $23.0 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, in addition to its $13.8 million equity investment in 1992.

     Neurogen and Pfizer entered into their second collaborative agreement, the 1994 Pfizer Agreement, in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company. Under this agreement, the Company is scheduled to receive approximately $7.4 million during the three-year period which commenced July 1, 1994, to fund Neurogen's sleep disorder program. Neurogen could also receive milestone payments of up to $3.3 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this second collaboration, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties depending upon net sales levels, if any. As of December 31, 1996, Pfizer had provided $6.2 million of research funding to the Company pursuant to the 1994 Pfizer Agreement, in addition to its $9.9 million equity investment in 1994.

     In 1996, Neurogen and Pfizer extended the research program under the 1992 Pfizer Agreement and 1994 Pfizer Agreement agreements and Neurogen expects to receive $5,280,000 in each of 1997 and 1998 for research and development funding of the Company's anxiolytic and cognitive enhancer projects to fund Neurogen's research in its anxiolytic (anxiety-reducing drugs), cognitive enhancer and sleep disorder programs.

     Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

     Neurogen and Pfizer entered into their third collaborative agreement, the 1995 Pfizer Agreement, in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company bringing Pfizer's ownership of the Company's common stock up to 21% and paid a $3.5 million license fee. The Company is scheduled to receive approximately $7.2 million during the three-year period which commenced November 1, 1995, to fund Neurogen's neuropeptide Y (NPY) eating disorders program and may receive up to an additional $2.4 million per year for a fourth and fifth year should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $28 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any collaboration products in NAFTA countries and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries. As of December 31, 1996, Pfizer had provided $3,000,000 in research funding (including $200,000 in unearned revenues) pursuant to the 1995 Pfizer Agreement.

     In June 1995, Neurogen and Schering-Plough entered into the Schering-Plough Agreement to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14 million for rights relating to Neurogen's dopamine program and $3 million in 1995 and 1996 for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Neurogen has received or expects to receive an aggregate of approximately $7.2 million during the two-year period which commenced June 28, 1995, for research and development funding of the Company's dopamine program. The Company may receive additional research and development funding of up to $3.6 million per year for three additional one-year periods depending on whether and the extent to which Schering-Plough exercises its right to extend the research program under the collaboration. In March 1997, Neurogen received notice from Schering-Plough of its election to extend the research program under the Schering-Plough Agreement for an additional one-year period, through June 1998, pending the parties' adoption of a formal research plan relating to the extension period. Neurogen could also receive milestone payments of up to approximately $32 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. As of December 31, 1996, Schering-Plough had provided $6.3 million in research funding (including $900,000 in unearned revenue) pursuant to the Schering-Plough Agreement. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

     In the forth quarter of 1996 Neurogen entered into an agreement with American Home Product Corporation, acting through its Wyeth-Ayerst
Laboratories division. Under the terms of the agreement Neurogen received $750,000 in license fees for ADCI, a small molecule pharmaceutical that Neurogen has been developing for the treatment of epilepsy and related disorders, and $750,000 for 37,442 shares of common stock. Neurogen may receive up to an additional $11.0 million in the form of license fees, equity investment and milestone payments on world-wide sales of ADCI.

     The Company plans to use its cash balance for its research and development activities, working capital and general corporate purposes. Neurogen anticipates that its current cash balance, as supplemented by research funding pursuant to the Pfizer Agreements and the Schering-Plough Agreement, will be sufficient to fund its current and planned operations through 2000. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to, the progress of the Company's research and development programs, the timing and results of preclinical testing and clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of its proposed products, the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs, conducting clinical studies, obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. The Company anticipates that it may augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. No arrangements have been entered into for any future financing and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

     As of December 31, 1996, the Company had approximately $ 11,490,000 of net operating loss carryforwards available for federal income tax purposes which expire from the years 2003 through 2009. The Company had approximately $ 9,405,000 of Connecticut state tax net operating loss carryforwards as of December 31, 1996 which expire in the years 1997 through 1999. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss carryforwards may be subject to an annual limitation in future periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----

  Balance Sheets at December 31, 1996 and 1995.....................    29

  Statements of Operations for the years ended December 31, 1996
       1995 and 1994...............................................    30

  Statements of Stockholders' Equity for the years ended
       December 31, 1996, 1995 and 1994............................    31

  Statements of Cash Flows for the years ended December 31, 1996,
       1995 and 1994...............................................    32

  Notes to Financial Statements....................................    33

  Independent Auditors' Reports....................................    40



Neurogen Corporation                              BALANCE SHEETS
                           (In thousands, except per share data)
                       -------------------------------------------------------------
                        December 31                                  1996       1995
                       -------------------------------------------------------------
                       Assets
                       Current Assets:
                            Cash and cash equivalents            $ 62,823   $ 26,004
                            Marketable securities                  32,314     65,613
                            Receivable from corporate partners        460        324
                            Other current assets                    1,132      1,194
                                                                 --------   -----------
                                Total current assets               96,729     93,135

                       Property, plant & equipment
                           Land and land improvements                 523        425
                           Building and building improvements       8,679      8,415
                           Leasehold improvements                   4,005          -
                           Equipment                                5,903      4,072
                           Furniture                                  311        166
                           Construction in progress                   440        294
                                                                 --------   -----------
                                                                   19,861     13,372
                            Less accumulated depreciation
                            and amortization                        3,136      2,146
                                                                 --------   -----------
                              Net property, plant and equipment    16,725     11,226

                       Other assets, net                              415        495
                                                                 --------   -----------

                                                                 $113,869   $104,856
                       Liabilities and Stockholders' Equity
                       Current Liabilities:
                         Accounts payable and accrued
                         expenses                                $  3,010   $  1,997
                         Unearned revenue from corporate
                         partners                                   4,100      4,100
                         Current portion of mortgage payable          181        160
                                                                 --------   -----------
                                Total current liabilities           7,291      6,257
                       Mortgage payable, excluding current
                       portion                                        279        460
                       Other compensation                              54         63
                                                                 --------   -----------
                           Total liabilities                        7,624      6,780
                       Commitments and Contingencies
                       Stockholders' Equity
                           Preferred stock, par value $.025
                           per share.
                              Authorized 2,000 shares; none
                              issued                                    -          -
                           Common stock, par value $.025
                           per share.
                              Authorized 30,000 shares; issued
                              and outstanding 14,252 shares in
                              1996 and 13,949 in 1995                 356        349
                            Additional paid-in capital            108,491    106,040
                            Accumulated deficit                    (2,519)    (8,413)
                           Unrealized gain (loss) on marketable
                           securities                                 (83)       100
                                                                 --------   -----------
                                Total stockholders' equity        106,245     98,076

                                                                 --------   -----------
                                                                 $113,869   $104,856

                       See accompanying notes to financial
                       statements


Neurogen Corporation       STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

              For the Year Ended December 31                   1996     1995       1994
                                                              -------  -------    ------
              Operating revenues:
                  License fees                                $ 3,750  $17,500         -
                  Research and development                     14,536    9,429    $5,789
                                                              -------  -------    ------

                    Total operating revenues                   18,286   26,929     5,789

              Operating expenses:
                  Research and development                     13,934   12,646    10,150
                  General and administrative                    3,295    2,939     2,774
                                                              -------  -------    ------

                    Total operating expenses                   17,229   15,585    12,924
                                                               ------   ------    ------

              Operating income (loss)                           1,057   11,344    (7,135)

              Other income (expense):
                  Investment income                             4,988    2,353       573
                  Interest expense                                (51)     (69)      (89)
                                                              -------  -------    ------
                    Total other income, net                     4,937    2,284       484
                                                              -------  -------    ------

              Income (loss) before provision for income taxes   5,994   13,628    (6,651)
              Provision for income taxes                          100      275         -
                                                              -------  -------    ------
              Net income (loss)                               $ 5,894  $13,353   $(6,651)
                                                              -------  -------    ------
              Earnings (loss) per share:
                   Primary                                    $   .38  $  1.07    $(0.70)
                                                              -------  -------    ------
                   Fully diluted                              $   .38  $  1.04         -
                                                              -------  -------    ------
              Shares used in calculation of
                earnings (loss) per share:
                  Primary                                      15,449   12,479     9,528
                                                              -------  -------    ------

                  Fully diluted                                15,449   12,868         -
                                                              -------  -------    ------

              See accompanying notes to financial statements

Neurogen Corporation              STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (In thousands)

      ------------------------------------------------------------------------------------------------------------------
                                       Common Stock     Additional                 Unrealized gain
      For the Years Ended              -------------      Paid-in   Accumulated  (loss) on marketable
      December 31, 1996, 1995 and 1994 Shares  Amount     Capital     Deficit         securities           Total
      ----------------------------------------------------------------------------------------------------------
      ----------------------------------------------------------------------------------------------------------
      Balance at December 31, 1993       8,962   $ 224     $ 35,662    $(15,115)  $       -             $ 20,771
      Issuance of shares for cash
         to Pfizer, Inc                  1,096      27        9,837          -            -                9,864
      Exercise of warrants                  25       1          109          -            -                  110
      Net Loss                              -       -            -       (6,651)          -               (6,651)
      Unrealized loss on
        marketable securities               -       -            -           -          (13)                 (13)
      ----------------------------------------------------------------------------------------------------------
      Balance at December 31, 1994      10,083   $ 252      $ 45,608   $(21,766)  $     (13)            $ 24,081
      Issuance of shares for cash
         to Pfizer, Inc                    750      19        16,481          -          -                16,500
      Issuance of shares for cash
        in public offering               2,875      72        42,783          -          -                42,855
      Exercise of stock options            241       6         1,110          -          -                 1,116
      Net Income                            -       -             -       13,353         -                13,353
      Tax benefit relating to stock
        option exercises                    -       -             58          -          -                    58
      Unrealized gain on
        marketable securities               -       -             -           -         113                  113
      ----------------------------------------------------------------------------------------------------------
      Balance at December 31, 1995      13,949   $ 349      $106,040   $ (8,413)    $   100             $ 98,076
      Issuance of shares for cash
       to American Home Products            37       1           749          -          -                   750
      Exercise of stock options            260       6         1,623          -          -                 1,629
      Exercise of warrants                   6      -              8          -          -                     8
      Net Income                            -       -             -        5,894         -                 5,894
      Tax benefit relating to stock
        option exercises                    -       -             71         -           -                    71
      Unrealized loss on
         marketable securities              -       -             -          -        (183)                 (183)
      ----------------------------------------------------------------------------------------------------------
      Balance at December 31, 1996       14,252   $ 356     $108,491   $ (2,519)    $  (83)             $106,245
      ----------------------------------------------------------------------------------------------------------

      See accompanying notes to financial statements

Neurogen Corporation                           STATEMENTS OF CASH FLOWS
                                                    (In thousands)

For the year ended December 31                                     1996      1995        1994
                                                                -------   -------    --------
Cash flows from operating activities:
     Net income (loss)                                           $5,894   $13,353    $ (6,651)
     Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
        Depreciation and amortization expense                     1,020       780         889
        Unrealized loss on marketable securities                      -         -          76
        (Gain) loss on sale of assets                               (15)        3         (26)
     Changes in operating assets and liabilities:
        Increase in accounts payable and accrued expenses           999     1,106         395
        Increase in unearned revenue from corporate partners          -     4,100           -
        (Increase) decrease in other current assets                  62      (795)       (199)
        Increase in receivable from corporate partners             (136)     (324)          -
        (Increase) decrease in other assets, net                     67      (325)       (132)
                                                                -------   -------    --------

        Net cash provided by (used in) operating activities       7,891    17,898      (5,648)
                                                                -------   -------    --------
Cash flows from investing activities:
     Purchase of plant and equipment                             (6,600)   (2,172)       (589)
     Purchases of marketable securities                         (42,584)  (79,514)    (14,958)
     Maturities and sales of marketable securities               75,784    20,054      14,750
     Proceeds from sale of assets                                   109         -           -
                                                                -------   -------    --------

         Net cash provided by (used in) investing activities     26,709   (61,632)       (797)
                                                                -------   -------    --------
Cash flows from financing activities:
     Proceeds from sales of common stock, net                       750    59,355       9,864
     Exercise of stock options                                    1,629     1,116           -
     Exercise of warrants                                             -         -          90
     Principal payments under mortgage payable                     (160)     (141)       (125)
     Principal payments under capital lease
         obligations                                                  -       (31)       (349)
                                                                -------   -------    --------
         Net cash provided by financing
            activities                                            2,219    60,299       9,480
                                                                -------   -------    --------
Net increase in cash and cash equivalents                        36,819    16,565       3,035
Cash and cash equivalents at beginning of year                   26,004     9,439       6,404
                                                                -------   -------    --------
Cash and cash equivalents at end of year                        $62,823   $26,004    $  9,439
                                                                =======   =======    ========

See accompanying notes to financial statements

                              NEUROGEN CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - Neurogen Corporation ( "Neurogen" or the "Company") is an emerging neuropharmaceuticals Company engaged in the discovery and development of drugs. Neurogen's strategy is to discover and develop drugs which modulate communications between cells in such a way as to avoid or minimize the negative side effects typically associated with many currently prescribed medications. The Company has not derived any revenue from product sales to date.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTING STANDARDS - In March 1995, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of" (FASB 121). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss must be recognized. As required by the Statement, the Company adopted this statement as of January 1, 1996. The adoption of this statement in 1996 had no material effect on the Company's financial statements.

CASH EQUIVALENTS AND MARKETABLE SECURITIES - The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. The carrying values of cash equivalents at December 31, 1996 and 1995 were approximately $62,716,000 and $25,710,000, respectively.

The Company considers its investment portfolio to be available-for-sale securities as defined in Statement of Financial Accounting Standards ("SFAS") No. 115.

Marketable securities at December 31, 1996 and 1995 consist of debt securities with maturities of three months to five years. The aggregate cost of marketable securities at December 31, 1996 and 1995 was approximately $32,397,000 and $65,513,000, respectively. Realized gains and losses have been determined by the specific identification method. The Company recognized gross realized gains of $15,000 and $96,000 in 1996 and 1995, respectively. Gross realized losses were $105,000 and $65,000 in 1996 and 1995, respectively.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease.

REVENUE RECOGNITION - Payments under corporate partner agreements are recorded as earned based on the performance requirements of the agreements, while related costs are expensed as incurred.

STOCK-BASED COMPENSATION - The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for qualified stock option grants.

INCOME TAXES - The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities as well as net operating loss carryforwards and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

EARNINGS (LOSS) PER SHARE - Primary earnings (loss) per share are based on the weighted average number of shares outstanding during the year and the assumed exercise of dilutive stock options and warrants, if any, less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock during the relevant period. Fully diluted earnings per share is calculated in the same manner, but utilizes the closing price at the end of a period rather than the average price.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of the Company's invested cash and marketable securities approximate fair value as estimated based on quoted market prices. The carrying value of long term debt approximates its fair value based upon currently available debt instruments having similar interest rates and maturities. The carrying amounts of the Company's other financial instruments approximate their fair value.

RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 presentation.

2. CORPORATE PARTNER AGREEMENTS

In 1992, the Company entered into a collaborative research agreement (the "1992 Pfizer Agreement") with Pfizer Inc. ("Pfizer"), pursuant to which Pfizer has provided $13,750,000 in equity financing. Pursuant to the 1992 Pfizer Agreement, the Company has received an aggregate of $23,000,000. Neurogen could also receive additional milestone payments totaling $12,500,000 If certain development and regulatory objectives are achieved regarding its products subject to the 92 Pfizer Agreement. In return, Pfizer received the exclusive rights to manufacture and market GABA-based anxiolytics and cognition enhancers developed in the collaboration for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. In each of 1996, 1995 and 1994, Neurogen received approximately $4,600,000 in research funding, which approximates the research costs it incurred in such years under the 1992 Pfizer Agreement.

The Company entered into its second collaborative agreement (the "1994 Pfizer Agreement") with Pfizer in June 1994 pursuant to which Pfizer made an additional equity investment in the Company of $9,864,000. Pursuant to the 1994 Pfizer Agreement, the Company has received or is scheduled to receive an aggregate of approximately $7,386,000 during the three-year period which commenced July 1, 1994, for research and development funding of the Company's sleep disorder project. Neurogen could also receive additional milestone payments totaling $3,250,000 if certain development and regulatory objectives are achieved regarding its products subject to the 94 Pfizer Agreement. As part of the 1994 Pfizer Agreement, Pfizer received the exclusive right to manufacture and market GABA-based sleep disorder products developed in the collaboration for which it will pay Neurogen royalties depending upon levels of any net sales. In 1996, 1995 and 1994, the Company received research funding of $2,379,000, $2,629,000 and $1,189,000 respectively, which approximates the research costs incurred in such years under the 1992 Pfizer Agreement.

In 1996, Neurogen and Pfizer extended the 1992 and 1994 agreements. Neurogen expects to receive $5,280,000 in each of 1997 and 1998 for research and development funding of the Company's anxiolytic, cognitive enhancer and sleep programs. Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

Neurogen and Pfizer entered into their third collaborative agreement (the "1995 Pfizer Agreement") in November 1995, pursuant to which Pfizer paid $3,500,000 in one-time license fees and made an additional equity investment in the Company of $16,500,000, bringing Pfizer's ownership of the Company's common stock up to 21%. Under such agreement, the Company is scheduled to receive an aggregate of approximately $7,200,000 during the three-year period which commenced November 1, 1995, to fund Neurogen's neuropeptide Y (NPY) eating disorders program and may receive up to $2,400,000 per year for two additional one-year periods, should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $28 million If certain development and regulatory objectives are achieved regarding its products subject to the 95 Pfizer Agreement. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any collaboration products in NAFTA (North American Free Trade Agreement) countries and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a share of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries. As of December 31, 1996, Pfizer had provided $3,000,000 in research funding (including $200,000 in unearned revenues) pursuant to the 1995 Pfizer Agreement.

In June 1995, Neurogen and Schering Corporation and Schering-Plough Ltd. (together, "Schering-Plough") entered into an Agreement (the "Schering-Plough Agreement") to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received in 1995 one-time license fees of $14,000,000 in exchange for rights relating to Neurogen's dopamine program and $3,000,000 (which was included in unearned revenues at December 31, 1995) for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Schering-Plough also paid an additional $3,000,000 in 1996 which was included in unearned revenues at December 31, 1996 for the right to test additional libraries. Neurogen expects to receive an aggregate of approximately $7,200,000 during the two-year period which commenced June 28, 1995, of which $6,300,000 had been received and $5,400,000 recognized as revenue as of December 31, 1996, for research and development funding of the Company's dopamine program. The Company may receive additional research and development funding of up to $3,600,000 per year for three additional one-year periods depending on whether, and the extent to which, Schering-Plough exercises its right to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $32,000,000 if certain development and regulatory objectives are achieved regarding its products subject to the Schering-Plough Agreement. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing if any, of drugs subject to the collaboration.

In November 1996, Neurogen entered into an agreement with American Home Products. Under the arrangement Neurogen may receive up to $12.5 million in the form of license fees, equity investments and milestone payments for licensing to American Home Products its world-wide commercial rights to a class of compounds including ADCI, a small molecule pharmaceutical that Neurogen has been developing for the treatment of epilepsy and related disorders. In the agreement, Neurogen retained the right to receive royalties on net sales, if any, a portion of which royalties would be paid to the National Institutes of Health, from whom Neurogen licensed the rights to ADCI.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES - Accounts payable and accrued expenses at December 31 are summarized as follows (in thousands):


                         1996    1995
                        ------  ------

Accounts payable        $2,280  $1,281
Accrued compensation       730     716
                        ------  ------
                        $3,010  $1,997
                        ======  ======

4.  LONG-TERM DEBT AND LEASE OBLIGATIONS

At December 31, 1996, the Company had a $460,000 mortgage payable on, and secured by, its Branford, Connecticut office and research facility, payable in monthly installments over ten years. The interest rate is adjusted quarterly to the prime rate plus 1%. At December 31, 1996, the prime rate was 8.25%.



Aggregate annual principal payments applicable to the mortgage payable for the years subsequent to December 31, 1996 (in thousands) are:

1997    $181
1998     205
1999      74
        ----
        $460
        ====

In the third quarter of 1995, the Company entered into a ten year operating lease agreement to lease 24,000 square feet of space in a building adjacent to the Company's existing research facility. The Company has a renewal option to extend the lease for an additional ten year period. The Company may also exercise an option to purchase the building after the sixth year of the lease. The improvements made to the leased facility for laboratory and office space were completed in the fourth quarter of 1996 and are to be amortized over the life of the lease, or ten years. Rent expense for 1996 and 1995 totaled $126,000 and $16,000 respectively.

Future minimum rental lease payments subsequent to December 31, 1996 (in thousands) are:

1997                            $  126
1998                               126
1999                               126
2000                               130
2001                               151
Thereafter                         580
                                ------
Total minimum lease payments    $1,239
                                ======

5. STOCK OPTIONS AND WARRANTS

The Neurogen Corporation Stock Option Plan (the "Plan") originally adopted in 1988 and amended in 1992, provided for the issuance of incentive and non-qualified stock options for up to 1,200,000 shares of common stock.

In May 1994, the Company's shareholders approved its 1993 Omnibus Incentive Plan which makes a total of 3,000,000 shares available for grant and its 1993 Non-Employee Directors Stock Option Program which makes a total of 500,000 shares available for grant. The new plans allow for stock appreciation rights, restricted shares, and performance units.

All options expire not later than ten years after the date of grant.

The following table presents the combined activity of its stock option plans for the years ended December 31, as follows:

                                   1996                        1995                      1994
                       ----------------------------  ------------------------  --------------------------
                                      WEIGHTED                    WEIGHTED                    WEIGHTED
                                       AVERAGE                    AVERAGE                     AVERAGE
                        OPTIONS    EXERCISE PRICE    OPTIONS   EXERCISE PRICE   OPTIONS    EXERCISE PRICE
                       ----------  ---------------   -------   --------------  ----------  --------------
Outstanding at
January 1              2,477,649       $ 11.10     2 ,002,085       $ 6.30      1,485,725       $6.18
Granted                  669,830         20.54        748,152        21.94        530,250        6.64
Exercised               (260,118)         6.43        241,301         5.52              -           -
Canceled                ( 12,817)        16.74        (31,287)        6.35        (13,890)       6.35
                       ---------       -------     - --------       ------      ---------       -----
Outstanding at
December 31            2,874,544       $ 13.70     2 ,477,649       $11.10      2,002,085        6.30
                       =========       =======     = ========       ======      =========       =====
Options exercisable
at December 31         1,121,196       $  8.54        882,981       $ 6.30        700,428       $5.91
                       =========       =======     = ========       ======      =========       =====

The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company will continue to account for its stock option plans in accordance with the provisions of APB 25, "Accounting for Stock Issued to Employees".

The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1996.

                                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          --------------------            -------------------
                                                WEIGHTED
                                                AVERAGE         WEIGHTED
                                               REMAINING        AVERAGE         AVERAGE
         RANGE OF              NUMBER         CONTRACTUAL       EXERCISE        NUMBER         EXERCISE
      EXERCISE PRICES        OUTSTANDING      LIFE (YRS.)        PRICE        EXERCISABLE       PRICE
---------------------------  -----------  --------------------  --------  -------------------  --------
      Less than $6.50            148,065          4.7            $ 5.18         124,365         $ 5.00
      $6.50-$10.00             1,446,608          7.0              6.57         867,193           6.54
      $10.00-$20.00              583,730          9.9             18.80           5,251          15.13
      $20.00-34.88               696,141          9.0             26.06         124,387          25.73
                               ---------                                      ---------
                               2,874,544                                      1,121,196
                               =========                                      =========

As of December 31, 1996 the company had a total of 41,278 warrants outstanding issuable for shares of common stock at $ 2.55 per share. Such warrants were issued to a prior lessor in connection with a sale and lease back of certain of the Company's furniture and equipment and expire in the year 2001.


In February 1995, the Board of Directors approved the conversion of 112,000 warrants granted to the Company's scientific advisory board at $6.50 per share to options under the 1993 Omnibus Incentive Plan. The new options have substantially the same terms as the warrants which they replaced and are included in the table above as options granted.

Compensation cost has not been recognized for the stock option plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                           1996     1995
                                          -------  -------
Net earnings as reported                   $5,894  $13,353
Net earnings - pro forma                   $  892  $13,132
Primary Earnings per share as reported     $  .38  $  1.07
Earnings per share - pro forma             $  .06  $  1.05

The estimated fair value at date of grant for options granted in 1995 and 1996 was $13.29 and $13.01, respectively, using the Black Scholes model with the following weighted average assumptions:

                 1996   1995
                 -----  -----
expected life       5      5
interest rate     6.4%   6.4%
volatility         70%    70%

The effects on 1996 and 1995 pro forma net earnings and net earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years as the period presented includes only one and two years, respectively, of option grants under the Company's plans.

The Company has reserved 4,210,076 shares of common stock for the exercise of options and warrants.



6. INCOME TAXES

The difference between the Company's "expected" tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before provision for income taxes, and actual tax is reconciled below (in thousands) :


                                                           1996      1995       1994
                                                         -------    -------    -------
Expected tax provision (benefit) at 34%                  $ 2,038    $ 4,634    $(2,945)
State tax provision (benefit) net of federal benefit         456      1,036       (505)
Change in beginning of year balance of the
allowance valuation for deferred tax assets allocated
to income tax expense                                     (2,252)    (5,940)     3,450
R & D credit                                                (150)      (136)
Adjustment for state tax rate                                  -        677          -
Nondeductible expense                                          8          4          -
                                                         -------     ------   --------
                                                         $   100     $  275          -
                                                         -------     ------   --------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below (in thousands) :

                                                       1996      1995
                                                      -------  -------
DEFERRED TAX ASSETS:

     Federal tax operating loss carryforwards         $ 3,907  $ 4,163
     State tax operating loss carryforwards               873      811
     Research & development credit                        803      640
     Alternative minimum tax credit carryover             366      275
     Other miscellaneous                                  225      190
                                                        -----   ------
     Gross deferred asset                               6,174    6,079
     Valuation allowance                               (5,683)  (5,652)
                                                        -----   ------
     Net deferred asset                                   491      427

DEFERRED TAX LIABILITY:
     Depreciation                                        (491)    (427)
                                                        -----   ------
     Net asset/liability                                $   -   $    -
                                                        -----   ------

A valuation allowance in the amount of $5,683,000 and $5,652,000 has been established at December 31, 1996 and 1995, respectively. The valuation allowance changed by $31,000 during 1996 due primarily to the increase in research and development tax credits and the alternative minimum tax credits offset by utilization of net operating loss carry forwards. This allowance has been established due to the uncertainty in the ability of the Company to benefit in the future from the federal and state operating loss carry forwards.

Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1996 would be allocated as follows (in thousands):

Income tax provision                         $2,194
Additional paid-in-capital                    3,489
                                             ------
                                             $5,683
                                             ------

As of December 31, 1996, the Company had approximately $11,490,000 of net operating loss carryforwards available for federal income tax purposes which expire in the years 2003 through 2009. The Company also had approximately $9,405,000 of Connecticut state tax operating loss carryforwards as of December 31, 1996 which expire in the years 1997 through 1999. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss carryforwards may be subject to an annual limitation in future periods.


7.  COMMITMENTS AND CONTINGENCIES

The Company has granted Pfizer certain registration rights with respect to 2,846,000 shares of Common stock and limited preemptive rights with respect to future public offerings pursuant to stock purchase agreements entered into in connection with the Pfizer Agreements. The Company has granted certain registration rights to American Home Products with respect to 37,442 shares of common stock purchased in connection with entering into a licensing agreement in 1996.

8.   BENEFIT PLANS

The Company maintains a 401(k) Plan under which all of the Company's employees are eligible to participate. Each year the Company may, but is not required to, make a discretionary matching contribution to the Plan. On a quarterly basis the Company matches employee contributions at a rate of 33% of up to 6% of an employee's salary. Contributions to the 401(k) plan totaled approximately $92,000 in 1996, $49,000 in 1995 and $36,000 in 1994.

The Company has made loans to certain officers subject to various compensation agreements. The loans will be forgiven and recognized as compensation expense ratably over service periods of five to seven years. The amount of loans outstanding at December 31, 1996 was $425,000.

9. SUPPLEMENTAL CASH FLOW INFORMATION

   The Company made interest payments of approximately $51,000 in 1996, $69,000 in 1995 and $90,000 in 1994. The Company made income tax payments of $37,000 in 1996 and $256,000 in 1995.

                        Report of Independent Auditors

The Board of Directors and Stockholders
Neurogen Corporation

We have audited the accompanying balance sheet of Neurogen Corporation as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurogen Corporation at December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                              Ernst & Young LLP



Boston, Massachusetts
February 14, 1997

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Board of Directors and Stockholders
Neurogen Corporation

We have audited the accompanying balance sheet of Neurogen Corporation as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurogen Corporation at December 31, 1995, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                KPMG Peat Marwick LLP

Hartford, Connecticut
February 12, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on the Company's Current Report on From 8-K dated April 25, 1996, the Company, upon the approval of the Audit Committee of its Board of Directors, elected not to retain KPMG Peat Marwick LLP as its principal independent accountants. On April 26, 1996, the audit Committee of the Board of Directors appointed Ernst & Young LLP to succeed KPMG Peat Marwick LLP as the principal independent accountants of the Company.

     There has not been any disagreements with the Company's accountants on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure in the last fiscal year.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information relating to directors and executive officers of the Company, reference is made to pages 2 through 5 and 8 through 12 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 3, 1997, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     For information relating to executive compensation, reference is made to pages 8 through 12 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 3, 1997, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information relating to the security ownership of certain beneficial owners and management, reference is made to pages 6 and 7 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 3, 1997, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information relating to certain relationships and related transactions, reference is made to page 5 and pages 8 through 12 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 3, 1997, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)  Financial Statements

     Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.


     (2)  Financial Statement Schedule

     Note: Schedules are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.


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

     EXHIBIT
     NUMBER                     DESCRIPTION
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

     10.25 - Licensing Agreement dated as of November 25, 1996 between American Home Products Corporation, acting through it Wyeth-Ayerst Laboratories Division, and Neurogen Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 31, 1997).

     10.26 - Stock Purchase Agreement dated as of November 25, 1996 between American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division, and Neurogen Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 31, 1997).

     11.1   -  Computation of Net Income (Loss) per Common Share.

     23.1   -  Consent of Ernst & Young LLP, Independent Auditors.

     23.2   -  Consent of KPMG Peat Marwick LLP, Independent Auditors.

     25.1 - Powers of Attorney of Frank C. Carlucci, Robert H. Roth, John Simon, John F. Tallman, Robert M. Gardiner, Robert N. Butler, Jeffrey J. Collinson, Richard D. Harrison, Mark Novitch and Barry
               M. Bloom.

     99.1 - Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 1997 (to be filed with the Commission on or before April 29, 1997).

     (b)    Reports on Form 8-K

            The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal year 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEUROGEN CORPORATION

                                      By:   /s/ HARRY H. PENNER, JR.
                                           -------------------------------
                                           Harry H. Penner, Jr.
                                           President and Chief Executive Officer

Date:  March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:

SIGNATURE                              TITLE                         DATE
---------                              -----                         ----


             *                 Chairman of the Board             March 31, 1997
----------------------------   and Director
Frank C. Carlucci

/s/ HARRY H. PENNER, JR.       President, Chief Executive        March 31, 1997
----------------------------   Officer and Director (Principal
Harry H. Penner, Jr.           Executive Officer)

             *                 Executive Vice President,         March 31, 1997
----------------------------   Secretary and Director
John F. Tallman, Ph.D.

/s/ STEPHEN R. DAVIS           Vice President-Finance,           March 31, 1997
----------------------------   Chief Financial
Stephen R. Davis               Officer and Treasurer
                               (Principal Financial and
                               Accounting Officer)

             *                 Director                          March 31, 1997
----------------------------
Robert H. Roth, Ph.D.

             *                 Director                          March 31, 1997
----------------------------
Jeffrey J. Collinson

             *                 Director                          March 31, 1997
----------------------------
John Simon

             *                 Director                          March 31, 1997
----------------------------
Robert M. Gardiner

             *                 Director                          March 31, 1997
----------------------------
Robert N. Butler, M.D.

                               Director                          March 31, 1997
----------------------------
Richard D. Harrison

             *                 Director                          March 31, 1997
----------------------------
Barry M. Bloom

             *                 Director                          March 31, 1997
----------------------------
Mark Novitch

* By:  /s/  HARRY H. PENNER, JR.
       -------------------------------
       Harry H. Penner, Jr., Attorney-in-Fact