Form 10-Q
period 1997-03-31
NEUROGEN CORP
filed 1997-05-15
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                       --------------------------------
                                   FORM 10-Q

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

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

                    Yes     X         No
                         -------         -



    As of May 15, 1997, the registrant had 14,338,838 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                     INDEX


                                                                             Page
                                                                            Number
                                                                            ------

                         Part I - Financial Information

Item 1.    Financial Statements...........................................      1

           Balance Sheets at March 31, 1997 and
           December 31, 1996..............................................    1,2
           Statements of Operations for the three-month periods  ended
           March 31, 1997 and 1996........................................      3
           Statements of Cash Flows for the three-month periods ended
           March 31, 1997 and 1996........................................      4
           Notes to Financial Statements..................................      5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................    6-10

                          Part II - Other Information
Item 1.    Legal Proceedings..............................................    11

Item 2.    Changes in Securities..........................................    11

Item 3.    Defaults upon Senior Securities................................    11

Item 4.    Submission of Matters to a Vote of Security Holders............    11

Item 5.    Other Information..............................................    11

Item 6.    Exhibits and Reports on Form 8-K...............................    11

Signature.................................................................    13

Exhibit Index.............................................................    14-16

                        Part I - Financial Information

Item 1 - Financial Statements

                             Neurogen Corporation
                                Balance Sheets
                                (in thousands)




                               March 31,                December 31,
                                 1997                       1996
                              -----------               -----------
                              (Unaudited)



             Assets
Current assets:
 Cash and cash equivalents    $  73,305                 $  62,823
 Marketable securities           20,470                    32,314
 Receivables from corporate
  partners                          634                       460
 Other current assets               887                     1,132
                              ---------                 ---------

   Total current assets          95,296                    96,729

Property, plant & equipment:
 Land and land improvements         523                       523
 Building and building            8,679                     8,679
  improvements
 Leasehold improvements           4,022                     4,005
 Equipment                        6,594                     5,903
 Furniture                          325                       311
 Construction in progress         1,260                       440
                              ---------                 ---------
                                 21,403                    19,861
Less accumulated
 depreciation and
 amortization                     3,524                     3,136
                              ---------                 ---------

   Net property, plant and
    equipment                    17,879                    16,725
Other assets, net                   400                       415
                              ---------                 ---------
                              $ 113,575                 $ 113,869
                              =========                 =========

See accompanying notes to financial statements.

                             Neurogen Corporation
                                Balance Sheets
                     (in thousands, except per share data)




                                           March 31,                December 31,
                                             1997                      1996
                                          -----------               -----------
                                          (Unaudited)

  Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable and accrued expenses    $   1,917                 $   3,010
 Unearned revenue from corporate
   partners                                   1,695                     4,100
 Current portion of mortgage payable            187                       181
                                          ---------                 ---------

   Total current liabilities                  3,799                     7,291

Mortgage payable, excluding current
 portion                                        230                       279
Other compensation                               54                        54
                                          ---------                 ---------
     Total liabilities                        4,083                     7,624


Stockholders' Equity:
 Preferred stock, par value $.025 per share.
  Authorized 2,000 shares; none issued           -                         -
 Common stock, par value $.025 per share.
  Authorized 30,000 shares; issued and
   outstanding 14,330 shares at March 31,
   1997 and 14,252 shares at December 31,
   1996                                         358                       356
Additional paid-in capital                  108,935                   108,491
Retained earnings (deficit)                     331                    (2,519)
Unrealized loss on marketable securities       (132)                      (83)
                                          ---------                 ---------

   Total stockholders' equity               109,492                   106,245
                                          ---------                 ---------

                                          $ 113,575                 $ 113,869
                                          =========                 =========

See accompanying notes to financial statements.

                              Neurogen Corporation
                            Statements of Operations
                      (In thousands, except per share data)

                                         Three Months      Three Months
                                             Ended             Ended
                                           March 31, 1997   March 31, 1996
                                          (Unaudited)       (Unaudited)
                                          -----------       -----------

Operating revenues:
  License fees                           $       3,000     $       3,000
  Research and Development                       3,979             3,503
                                         --------------    --------------
      Total operating revenues                   6,979             6,503

Operating expenses:
  Research and development                       4,369             3,310
  General and administrative                       955               748
                                         --------------    --------------
    Total operating expenses                     5,324             4,058

                                         --------------    --------------
      Total operating income                     1,655             2,445

Other income (expense):
  Investment income                              1,241             1,249
  Interest expense                                 (11)              (14)
                                         --------------    --------------
    Total other income, net                      1,230             1,235
                                         --------------    --------------

Income before provision for income taxes         2,885             3,680
Provision for income taxes                          35                70
                                         ==============    ==============
Net income                               $       2,850     $       3,610
                                         ==============    ==============

Earnings per share:                      $        0.19     $        0.23
                                         ==============    ==============

Shares used in calculation of
  earnings per share:                           15,366            15,547
                                         ==============    ==============

See accompanying notes to financial statements.

                              Neurogen Corporation
                            Statements of Cash Flows
                                 (In thousands)

                                                         Three Months        Three Months
                                                        Ended March 31,     Ended March 31,
                                                             1997                1996
                                                          (Unaudited)        (Unaudited)
                                                        ----------------    ---------------
Cash flows from operating activities:
  Net income                                            $         2,850     $        3,610
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation and amortization expense                           394                217
  Changes in operating assets and liabilities:
    Decrease in accounts payable and accrued expenses            (1,093)              (965)
    Decrease in unearned revenue from corporate partner          (2,405)            (2,605)
    Decrease in other current assets                                245                312
    Increase in receivable from corporate partners                 (174)              (903)
    Decrease in other assets, net                                     9                 40
                                                        ----------------    ---------------

       Net cash used in operating
         activities                                                (174)              (294)

Cash flows from investing activities:
    Purchase of plant and equipment                              (1,542)              (678)
    Purchases of marketable securities                              (10)            (3,070)
    Maturities and sales of marketable securities                11,805              9,442
                                                        ----------------    ---------------

      Net cash provided by investing activities                  10,253              5,694

Cash flows from financing activities:
  Exercise of employee stock options                                446                683
  Principal payments under mortgage payable                         (43)               (38)
                                                        -----------------------------------

    Net cash provided by financing
      activities                                                    403                645
                                                        ----------------    ---------------

     Net increase in cash and cash equivalents                   10,482              6,045

Cash and cash equivalents at beginning of period                 62,823             26,005
                                                        ----------------    ---------------

Cash and cash equivalents at end of period              $        73,305     $       32,050
                                                        ================    ===============

See accompanying notes to financial statements.

                              NEUROGEN CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)



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

(3)  Adoption of New Accounting Pronouncements
     -----------------------------------------

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.01 and $.03 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

(4)  Reclassifications
     -----------------

     Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 presentation.

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

       The Company's operating revenues increased to $7.0 million for the three months ended March 31, 1997 from $6.5 million for the same period in 1996. Research and development revenues increased $0.5 million, or 14 percent, to $4.0 million due to an increase in research funding pursuant to a December 1996 amendment to the 1992 and 1994 Pfizer Agreements (as defined below) and an increase in the reimbursement of the Company's expense of developing its obesity drug candidate, NGD 95-1 pursuant to a cost sharing arrangement under the 1995 Pfizer Agreement (as defined below).

       Research and development expenses increased 32 percent to $4.4 million for the three-month period ended March 31, 1997 as compared to the same period in 1996 due primarily to an increase in research and development personnel, an increase in clinical development costs and an expansion of Neurogen's AIDD (Accelerated Intelligent Drug Design) program. Research and development costs represented 82 percent of total operating expenses for the first quarter of 1997 and 1996.

       General and administrative expenses increased 28 percent to $1.0 for the three-month period ended March 31, 1997 as compared to the same period in 1996. This increase is due primarily to an increase in administrative and technical activities and to support the Company's expanded research programs.

       Other income consisting primarily of interest income, and gains and losses from marketable securities remained flat for the three-month period ended March 31, 1997 as compared to the same period in 1996.

       The Company recognized net income of $2.9 million for the three months ended March 31, 1997 as compared with a net income of $3.6 million for the same period in 1996. The decrease in net earnings is primarily due to the increase in research and development and general and administrative expenses, partially offset by an increase in total revenues, all as noted above.

     LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 1997 and December 31, 1996, cash, cash equivalents and marketable securities were in the aggregate $93.8 million and $95.1 million respectively. While the Company's aggregate level of cash, cash equivalents and marketable securities did not change significantly during the first quarter of 1997, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

       Neurogen's cash requirements to date have been met by the proceeds of its equity financing activities, amounts received pursuant to collaborative arrangements and interest earned on invested funds. The Company's financing activities include three private placement offerings of its common stock prior to its initial public offering, underwritten public offerings of the Company's common stock in 1989, 1991 and 1995, and the private sale of common stock to Pfizer in connection with entering into the Pfizer Agreements and to American Home Products in the American Home Products Agreement (as defined below). Total funding received from these equity financing activities was approximately $105.6 million. The Company's expenditures have been primarily to fund research and development and general and administrative expenses and to construct and equip its research and development facilities.

       In the first quarter of 1992, the Company entered into its first collaborative agreement with Pfizer (the "1992 Pfizer Agreement") pursuant to which Pfizer made a $13.8 million equity investment in the Company. Under this agreement, the Company received $4.6 million in each year from 1992 through 1996. Neurogen could also receive milestone payments of up to $12.5 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter gamma-aminobutyric acid, or GABA, and for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. As of March 31, 1997, Pfizer had provided $24.3 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, in addition to its $13.8 million equity investment in 1992.

       Neurogen and Pfizer entered into their second collaborative agreement (the "1994 Pfizer Agreement") in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company. Under this agreement, the Company is scheduled to receive approximately $7.4 million during the three-year period which commenced July 1, 1994, to fund Neurogen's sleep disorder program. Neurogen could also receive milestone payments of up to $3.3 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this second collaboration, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties depending upon net sales levels, if any. As of March 31, 1997, Pfizer had provided $7.4 million (including $0.6 million of unearned revenues) of research funding to the Company pursuant to the 1994 Pfizer Agreement, in addition to its $9.9 million equity investment in 1994.

       In December 1996, Neurogen and Pfizer extended the research programs under the 1992 Pfizer Agreement and 1994 Pfizer Agreement through December 1998. Pursuant to the extension agreement, Neurogen expects to receive $5.3 million in each of 1997 and 1998 for research funding of the Company's GABA-based anxiety, cognition enhancement and sleep disorders programs.

       Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

       Neurogen and Pfizer entered into their third collaborative agreement (the "1995 Pfizer Agreement") in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company bringing Pfizer's ownership of the Company's common stock up to 21 percent and paid a $3.5 million license fee. The Company is scheduled to receive approximately $7.2 million during the three-year period which commenced November 1, 1995, to fund Neurogen's neuropeptide Y (NPY) eating disorders program and may receive up to an additional $2.4 million per year for a fourth and fifth year should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $28 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any collaboration products in NAFTA countries and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case, Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries. As of March 31, 1997, Pfizer had provided $3.6 million in research funding (including $0.2 million in unearned revenues) pursuant to the 1995 Pfizer Agreement.

       In June 1995, Neurogen and Schering-Plough entered into a collaborative agreement (the "Schering-Plough Agreement") to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14 million for rights relating to Neurogen's dopamine program and $3 million in 1995 and 1996 for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Neurogen has received or expects to receive an aggregate of approximately $7.2 million during the two-year period which commenced June 28, 1995, for research and development funding of the Company's dopamine program. The Company may receive additional research and development funding of up to $3.6 million per year for three additional one-year periods depending on whether and the extent to which Schering-Plough exercises its right to extend the research program under the collaboration. In March 1997, Neurogen received notice from Schering-Plough of its election to extend the research program under the Schering-Plough Agreement for an additional one-year period, through June 1998, pending the parties' adoption of a formal research plan relating to the extension period. Neurogen could also receive milestone payments of up to approximately $32 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. As of March 31, 1997, Schering-Plough had provided $7.2 million in research funding (including $0.9 million in unearned revenue) pursuant to the Schering-Plough Agreement. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

       In the fourth quarter of 1996, Neurogen entered into an agreement with American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories division. Under the terms of the agreement, Neurogen received $0.75 million in license fees for ADCI, a small molecule pharmaceutical that Neurogen has been developing for the treatment of epilepsy and related disorders, and $0.75 million for 37,442 shares of common stock. Neurogen may receive up to an additional $11.0 million in the form of license fees, equity investment and milestone payments. Neurogen is also entitled to receive royalties on any world-wide sales of ADCI.

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

       As of December 31, 1996, the Company had approximately $11,490,000 of net operating loss carryforwards available for federal income tax purposes which expire from the years 2003 through 2009. The Company had approximately $9,405,000 of Connecticut state tax net operating loss carryforwards as of December 31, 1996 which expire in the years 1997 through 1999. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss carryforwards may be subject to an annual limitation in future periods.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

       Not applicable for the first quarter ended March 31, 1997.

ITEM 2. CHANGES IN SECURITIES

       Not applicable for the first quarter ended March 31, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       Not applicable for the first quarter ended March 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable for the first quarter ended March 31, 1997.

ITEM 5. OTHER INFORMATION

       Not applicable for the first quarter ended March 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) See Exhibit Index on page 11.

      (b) Exhibits and Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K on March 31, 1997 to submit for filing (confidential treatment requested) a Licensing Agreement and Stock Purchase Agreement dated November 25, 1996 between American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division, and Neurogen Corporation.



SAFE HARBOR STATEMENT

Statements which are not historical facts, including statements about the Company's confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company's expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are "forward looking statements" within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, the failure to attract or retain scientific management personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates which could slow or prevent product development efforts, competition within the Company's anticipated product markets, the Company's dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company's business, risk that patents and confidentiality agreements will not adequately protect the Company's intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company's products, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 1996, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

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


Date:  May 15, 1997

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

     10. 25 - Licensing Agreement dated as of November 25, 1996 between American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division, and Neurogen Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 31,
                  1997).

     10. 26 - Stock Purchase Agreement dated as of November 25, 1996 between American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division, and Neurogen Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 31,
                  1997).

     11.1   -     Computation of Earnings per Common Share.

     27.1   -     Financial Data Schedule