Form 10-Q
period 1997-06-30
NEUROGEN CORP
filed 1997-08-14
CIK 849043

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         ----------------------------

                                   FORM 10-Q

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

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

                             Yes    X              No
                                 ------               ------
    As of August 13, 1997 the registrant had 14,355,958 shares of Common Stock outstanding.

                             NEUROGEN CORPORATION

                                     INDEX

                                                                                   Page
                                                                                  Number
                                                                                  ------
                         Part I - Financial Information
Item 1.      Financial Statements...................................................   1

               Balance Sheets at June 30, 1997 and
                 December 31, 1996..................................................   1,2
               Statements of Operations for the three-month and six-month
                 periods  ended June 30, 1997 and 1996 .............................   3
               Statements of Cash Flows for the three-month and six-month
                 periods ended June 30, 1997 and 1996 ..............................   4
               Notes to Financial Statements........................................   5

Item 2.      Management's Discussion and Analysis of Financial Condition and.......    Results
of Operations    ..................................................................    6-9

                         Part II - Other Information

Item 1.      Legal Proceedings.....................................................    10

Item 2.      Changes in Securities.................................................    10

Item 3.      Defaults upon Senior Securities.......................................    10

Item 4.      Submission of Matters to a Vote of Security Holders...................    10

Item 5.      Other Information.....................................................    10

Item 6.      Exhibits and Reports on Form 8-K......................................    10

Signature      ....................................................................    12

Exhibit Index  .................................................................... 13-15


                                                  PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                       NEUROGEN CORPORATION
                                                          BALANCE SHEETS
                                                          (In thousands)

                                                          JUNE 30,        DECEMBER 31,
                                                            1997              1996
                                                                              ----
                                                        (UNAUDITED)        (AUDITED)
                                                        -----------         --------
                     Assets
Current assets:
  Cash and cash equivalents                            $       53,681   $        62,823
  Marketable securities                                        37,091            32,314
  Receivables from corporate partners                             711               460
  Other current assets                                          1,087             1,132
                                                       ---------------   ---------------

    Total current assets                                       92,570            96,729

Property, plant & equipment:
  Land and land improvements                                      523               523
  Building and building improvements                            8,775             8,679
  Leasehold improvements                                        4,026             4,005
  Equipment                                                     7,169             5,903
  Furniture                                                       440               311
  Construction in progress                                      3,913               440
                                                       ---------------   ---------------
                                                               24,846            19,861
  Less accumulated depreciation and amortization                3,916             3,136
                                                       ---------------   ---------------

    Net property, plant and equipment                          20,930            16,725
Other assets, net                                                 373               415
                                                       ===============   ===============
                                                       $      113,873   $       113,869
                                                       ===============   ===============

See accompanying notes to financial statements.



                                                       NEUROGEN CORPORATION
                                                          BALANCE SHEETS
                                               (In thousands, except per share data)

                                                          JUNE 30,        DECEMBER 31,
                                                            1997             1996
                                                                             ----
                                                        (UNAUDITED)        (AUDITED)
                                                         ----------        ---------
       Liabilities & Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses                $        3,757    $        3,010
  Unearned revenue from corporate partners                        200             4,100
  Current portion of mortgage payable                             193               181
                                                       ---------------   ---------------

    Total current liabilities                                   4,150             7,291

Mortgage payable, excluding current portion                       180               279
Other compensation                                                 54                54
                                                       ---------------   ---------------

    Total liabilities                                           4,384             7,624

Stockholders' Equity:
  Preferred stock, par value $.025 per share.
     Authorized 2,000,000 shares; none issued                       -                 -
  Common stock, par value $.025 per share.
     Authorized 30,000,000 shares; issued and outstanding
     14,353,108 shares at June 30, 1997 and
     14,252,404 shares at December 31, 1996                       359               356
  Additional paid-in capital                                  109,081           108,491
  Retained earnings (deficit)                                      76            (2,519)
  Unrealized loss on marketable securities                        (27)              (83)
                                                       ---------------   ---------------

    Total stockholders' equity                                109,489           106,245
                                                       ---------------   ---------------

                                                       $      113,873    $      113,869
                                                       ===============   ===============

See accompanying notes to financial statements.


                                               Neurogen Corporation
                                              Statements of Operations
                                                    (In thousands)
                                          THREE MONTHS      THREE MONTHS         SIX MONTHS          SIX MONTHS
                                             ENDED             ENDED               ENDED               ENDED
                                         JUNE 30, 1997      JUNE 30, 1996     JUNE 30, 1997       JUNE 30, 1996
                                          (UNAUDITED)       (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                           ----------        ----------          ----------          ----------
Operating revenues:
  License fees                           $           -     $           -      $         3,000     $         3,000
  Research and Development                       3,949             3,945                7,928               7,447
                                         --------------    --------------     ----------------    ----------------
    Total operating revenues                     3,949             3,945               10,928              10,447

Operating Expenses:
  Research and development                       4,505             3,380                8,874               6,690
  General and administrative                       965               643                1,920               1,391
                                         --------------    --------------     ----------------    ----------------
    Total operating expenses                     5,470             4,023               10,794               8,081

                                         --------------    --------------     ----------------    ----------------
      Total operating income (loss)             (1,521)              (78)                 134               2,366

Other income (expense):
  Investment income                              1,276             1,238                2,517               2,488
  Interest expense                                 (10)              (12)                 (21)                (26)
                                         --------------    --------------     ----------------    ----------------
    Total other income, net                      1,266             1,226                2,496               2,462
                                         --------------    --------------     ----------------    ----------------

Income (loss) before provision for
  income taxes                                    (255)            1,148                2,630               4,828
Provision for income taxes                                            30                   35                 100
                                         ==============    ==============     ================    ================
Net income (loss)                                 (255)            1,118                2,595               4,728
                                         ==============    ==============     ================    ================

Earnings (loss) per share:
    Primary                              $        (0.02)   $         0.07     $           0.17    $           0.30
                                         ==============    ==============     ================    ================

    Fully diluted                        $        (0.02)   $         0.07     $           0.17    $           0.30
                                         ==============    ==============     ================    ================

Shares used in calculation of
    earnings (loss) per share:
    Primary                                     14,339            15,533               15,345              15,536
                                         ==============    ==============     ================    ================
    Fully diluted                               14,339            15,533               15,447              15,536
                                         ==============    ==============     ================    ================

See accompanying notes to financial statements.



                                                       NEUROGEN CORPORATION
                                                     STATEMENTS OF CASH FLOWS
                                                          (In thousands)

                                                          SIX MONTHS          SIX MONTHS
                                                        ENDED JUNE 30,      ENDED JUNE 30,
                                                             1997                1996
                                                          (UNAUDITED)        (UNAUDITED)
                                                        ----------------    ---------------
Cash flows from operating activities:
  Net income                                            $        2,595     $          4,728
  Adjustments to reconcile net income
    to net cash used in operating
    activities:
    Depreciation and amortization expense                           802                  447
    Net gain on sale of assets                                        3                  (16)
  Changes in operating assets and liabilities:

    Increase (decrease) in accounts payable and
      accrued expenses                                              747                 (775)
    Decrease in unearned revenue from corporate partners         (3,900)                (200)
    Decrease in other current assets                                 45                  422
    Increase in receivable from corporate partners                 (251)              (1,603)
    Decrease in other assets, net                                    32                   61
                                                         --------------      ---------------

       Net cash provided by operating
         activities                                                  73              3,064

Cash flows from investing activities:
    Purchase of plant and equipment                              (5,025)            (1,423)
    Purchases of marketable securities                          (24,383)           (14,235)
    Maturities and sales of marketable securities                19,662             34,519
    Proceeds from sale of asset                                      25                109
                                                        ----------------    ---------------

      Net cash provided by (used in) investing activities        (9,721)            18,970

Cash flows from financing activities:
  Exercise of employee stock options                                593              1,403
  Principal payments under mortgage payable                         (87)               (77)
                                                        -----------------------------------

    Net cash provided by financing
      activities                                                    506              1,326
                                                        ----------------    ---------------


     Net increase (decrease) in cash and cash equivalents        (9,142)            23,360

Cash and cash equivalents at beginning of period                 62,823             26,005
                                                        ----------------    ---------------

Cash and cash equivalents at end of period              $        53,681     $        49,365
                                                        ================    ===============

See accompanying notes to financial statements.

                             NEUROGEN CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

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

 (2)    Marketable Securities
        ---------------------

        Marketable securities consist principally of debt securities with maturities of three months to five years and have been classified as available for sale securities. Management considers these investments, which represent funds available for current operations, an integral component of its cash management activities. Accordingly, marketable securities have been classified as current assets in the balance sheets.

 (3)    Adoption of New Accounting Pronouncements
        -----------------------------------------

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to have no change and a $.01 increase in primary earnings per share for the second quarter ended June 30, 1997 and June 30, 1996, respectively. For the six month period ended June 30, 1997 and June 30, 1996 the impact is expected to have a $ .01 and a $.03 increase respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

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

        THREE MONTHS ENDED JUNE 30, 1997 AND 1996

               The Company's operating revenues remained at $3.9 million for the three months ended June 30, 1997 as compared to the same period in 1996. Research and development revenues include amounts received from Pfizer and Schering-Plough, under separate collaborations, to fund Neurogen's collaborative research programs and, in the case of its NPY-obesity collaboration with Pfizer, to reimburse Neurogen for certain expenses for the clinical development of the Company's lead anti-obesity drug NGD 95-1.

               Research and development costs increased 33 percent to $4.5 million for the three-month period ended June 30, 1997 as compared to the same period in 1996. The increase is due to increases in research and development personnel, an increase in clinical development costs and an expansion of Neurogen's AIDD (Accelerated Intelligent Drug Design) program. Research and development costs represented 82 percent of total operating expenses for the second quarter of 1997 as compared to 84 percent for the same period in 1996.

               General and administrative expenses increased 50 percent to $1.0 million for the three-month period ended June 30, 1997 as compared to the same period in 1996. This increase is due to an increased level of administrative expenses necessary to support a growing research staff.

               Other income consisting primarily of interest income, and gains and losses from invested cash and marketable securities remained flat for the second quarter of 1997 as compared to the same period in 1996.

               The Company recognized a net loss of $0.26 million for the three months ended June 30, 1997 as compared with a net income of $1.1 million for the same period in 1996. The decrease in earnings is primarily due to the increase in operating expenses for the second quarter of 1997.

        SIX MONTHS ENDED JUNE 30, 1997 AND 1996

               The Company's operating revenues increased to $10.9 million for the six months ended June 30, 1997 from $10.4 million for the same period in 1996. Research and development revenues increased $0.5 million, or 6 percent, to $7.9 million.

               Research and development expenses increased 33 percent to $8.9 million for the six months ended June 30, 1997 as compared to the same period in 1996. The increase is due to increases in research and development personnel, an increase in clinical development costs and an expansion of Neurogen's AIDD (Accelerated Intelligent Drug Design) program. Research and development costs represented 82 and 83 percent of total operating expenses for each of the six month periods ended June 30, 1997 and 1996 respectively.

               General and administrative expenses increased 38 percent to $1.9 million for the six months ended June 30, 1997 as compared to the same period in 1996. This increase is due to an increased level of administrative expenses necessary to support a growing research staff.

               Other income consisting primarily of interest income, and gains and losses from invested cash and marketable securities remained at $2.5 million for the six months ended June 30, 1997 as compared to the same period in 1996.

               The Company recognized net income of $2.6 million for the six months ended June 30, 1997 as compared with a net income of $4.7 million for the same period in 1996. The decrease in earnings is primarily due to the increase in operating expenses for the second quarter of 1997 as compared to the same period in 1996.

        LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 1997 and December 31, 1996, cash, cash equivalents and marketable securities were in the aggregate $90.8 million and $95.1 million respectively. While the Company's aggregate level of cash, cash equivalents and marketable securities did not change significantly during the second quarter of 1997, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

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

           In the first quarter of 1992, the Company entered into the 1992 Pfizer Agreement pursuant to which Pfizer made a $13.8 million equity investment in the Company. Under this agreement, the Company received $4.6 million in each year from 1992 through 1996. Neurogen could also receive milestone payments of up to $12.5 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter gamma-aminobutyric acid, or GABA, and for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. As of June 30, 1997, Pfizer had provided $25.6 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, in addition to its $13.8 million equity investment in 1992.

           Neurogen and Pfizer entered into their second collaborative agreement, the 1994 Pfizer Agreement, in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company. Under this agreement, the Company received approximately $7.4 million during the three-year period which commenced July 1, 1994, to fund Neurogen's sleep disorder program. Neurogen could also receive milestone payments of up to $3.3 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this second collaboration, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties depending upon net sales levels, if any. As of June 30, 1997, Pfizer had provided $7.4 of research funding to the Company pursuant to the 1994 Pfizer Agreement, in addition to its $9.9 million equity investment in 1994.

           In December 1996, Neurogen and Pfizer extended the research programs under the 1992 Pfizer Agreement and 1994 Pfizer Agreement through 1998. Pursuant to the extension agreement, Neurogen expects to receive $5.3 million in each of 1997 and 1998 for research funding of the Company's GABA-based anxiety, cognition enhancement and sleep disorders programs.

           Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

           Neurogen and Pfizer entered into their third collaborative agreement, the 1995 Pfizer Agreement, in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company bringing Pfizer's ownership of the Company's common stock up to 21 percent and paid a $3.5 million license fee. The Company is scheduled to receive approximately $7.2 million during the three-year period which commenced November 1, 1995, to fund Neurogen's neuropeptide Y (NPY) eating disorders program and may receive up to an additional $2.4 million per year for a fourth and fifth year should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $28 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any collaboration products in NAFTA countries and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries. As of June 30, 1997, Pfizer had provided $4.2 million in research funding (including $0.2 million in unearned revenues) pursuant to the 1995 Pfizer Agreement.

           In June 1995, Neurogen and Schering-Plough entered into the Schering-Plough Agreement to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14 million for rights relating to Neurogen's dopamine program and $3 million in 1995 and 1996 for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Neurogen received an aggregate of approximately $7.2 million during the two-year period which commenced June 28, 1995, for research and development funding of the Company's dopamine program. The Company may receive additional research and development funding of up to $3.6 million per year for three additional one-year periods depending on whether and the extent to which Schering-Plough exercises its right to extend the research program under the collaboration. In March 1997, Schering-Plough elected to extend the research program under the Schering-Plough Agreement for an additional one-year period, through June 1998. Neurogen could also receive milestone payments of up to approximately $32 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. As of

        June 30, 1997, Schering-Plough had provided $7.2 million in research pursuant to the Schering-Plough Agreement. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

           In the fourth quarter of 1996, Neurogen entered into an agreement with American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories division. Under the terms of the agreement, Neurogen received $750,000 in license fees for ADCI, a small molecule pharmaceutical that Neurogen has been developing for the treatment of epilepsy and related disorders, and $750,000 for 37,442 shares of common stock. Neurogen may receive up to an additional $11.0 million in the form of license fees, equity investment and milestone payments on world-wide sales of ADCI.

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

           As of December 31, 1996, the Company had approximately $11.5 million of net operating loss carryforwards available for federal income tax purposes which expire from the years 2003 through 2009. The Company had approximately $9.4 million of Connecticut state tax net operating loss carryforwards as of December 31, 1996 which expire in the years 1997 through 1999. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss carryforwards may be subject to an annual limitation in future periods.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           Not applicable for the second quarter ended June 30, 1997.

ITEM 2. CHANGES IN SECURITIES

           Not applicable for the second quarter ended June 30, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           Not applicable for the second quarter ended June 30, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         One June 3, 1997 the Company held its annual meeting of stockholders
(I) to elect a board of eleven directors (Proposal 1) and (ii) to approve the appointment by the Board of Directors of Ernst & Young, LLP as the independent auditors for the Company for fiscal year ending December 31, 1997 (Proposal 2).

         The stockholders elected the persons named below, the Company's nominees's for directors, as directors of the Company, casting votes in favor of such nominees or withholding votes as indicated:

                                   Votes in Favor           Votes Withheld

Barry M. Bloom, Ph.D.               11,243,038                   20,625
Robert N. Butler                    11,243,638                   20,025
Frank C. Carlucci                   11,243,638                   20,025
Jeffrey J. Collinson                11,243,638                   20,025
Robert M. Gardiner                  11,243,138                   20,525
Richard D. Harrison                 11,243,638                   20,025
Mark Novitch, M.D.                  11,243,638                   20,025
Harry H. Penner, Jr.                11,243,638                   20,025
Robert H. Roth, Ph.D.               11,243,638                   20,025
John Simon                          11,243,638                   20,025
John F. Tallman, Ph.D.              11,243,638                   20,025


         The stockholders approved Proposal 2, voting as follows:

Affirmative Votes     Negative Votes        Votes Abstained
-----------------     --------------        ---------------
11,244,819            8,825                        10,019


ITEM 5. OTHER INFORMATION

           Not applicable for the second quarter ended June 30, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Exhibit Index on page 11.

         (b) None

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

                                             NEUROGEN CORPORATION

                                             By:/s/   STEPHEN R. DAVIS
                                               ---------------------------
                                             Stephen R. Davis
                                             Vice President-Finance and
                                             Chief Financial Officer

Date:  August 13, 1997

                                 Exhibit Index
                                 -------------

        Exhibit
        Number

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
                          connection with the grant of options under Neurogen
                          Corporation 1993 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-
                          K for the fiscal year ended December 31, 1993).

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
                          between American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division, and Neurogen Corporation CONFIDENTIAL TREATMENT REQUESTED)
                          (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 31, 1997).

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