Form 10-Q
period 1997-09-30
NEUROGEN CORP
filed 1997-11-14
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997
                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            Yes  X            No
                                ---              ___


  As of November 13, 1997 the registrant had 14,390,786 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION
                                     INDEX


                                                                         Page
                                                                        Number
                                                                        ------
                         Part I - Financial Information


Item 1.  Financial Statements......................................        1

          Balance Sheets at September 30, 1997 and
           December 31, 1996.......................................      1,2

          Statements of Operations for the three-month and
            nine-month periods  ended September 30, 1997 and 1996..        3
          Statements of Cash Flows for the nine-month period ended
            September 30, 1997 and 1996............................        4
          Notes to Financial Statements............................      5-6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................     7-11


                          Part II - Other Information

Item 1.  Legal Proceedings.........................................       12

Item 2.  Changes in Securities.....................................       12

Item 3.  Defaults upon Senior Securities...........................       12

Item 4.  Submission of Matters to a Vote of Security Holders.......       12

Item 5.  Other Information.........................................       12

Item 6.  Exhibits and Reports on Form 8-K..........................       12

Signature    ......................................................       14

Exhibit Index......................................................    15-18

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             NEUROGEN CORPORATION
                                BALANCE SHEETS
                                (In thousands)

                                                   SEPTEMBER 30,       DECEMBER 31,
                                                       1997               1996
                                                       ----               ----
                                                   (UNAUDITED)          (AUDITED)
                                                ----------------      ---------------
                          Assets
Current assets:
  Cash and cash equivalents                             $ 66,307        $ 62,823
  Marketable securities                                   20,625          32,314
  Receivables from corporate partners                      1,227             460
  Other current assets                                       762           1,132
                                                ----------------      ---------------

    Total current assets                                  88,921          96,729

Property, plant & equipment:
  Land and land improvements                                 523             523
  Building and building improvements                       8,804           8,679
  Leasehold improvements                                   4,026           4,005
  Equipment                                                7,455           5,903
  Furniture                                                  660             311
  Construction in progress                                 6,063             440
                                                ----------------      ---------------
                                                          27,531          19,861
  Less accumulated depreciation and amortization           4,333           3,136
                                                ----------------      ---------------

    Net property, plant and equipment                     23,198          16,725
Other assets, net                                            370             415
                                                ----------------      ---------------
                                                        $112,489        $113,869
                                                ================      ===============


See accompanying notes to financial statements.

                             NEUROGEN CORPORATION
                                BALANCE SHEETS
                     (In thousands, except per share data)

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                      1997                1996
                                                                  (UNAUDITED)          (AUDITED)
                                                               -----------------   ---------------
            Liabilities & Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses                          $   3,138             $   3,010
  Unearned revenue from corporate partners                             200                 4,100
  Current portion of mortgage payable                                  199                   181
                                                               -----------------   --------------

    Total current liabilities                                        3,537                 7,291

Mortgage payable, excluding current portion                            128                   279
Other compensation                                                      54                    54
                                                               -----------------   --------------
    Total liabilities                                                3,719                 7,624

Stockholders' Equity:
  Preferred stock, par value $.025 per share
     Authorized 2,000,000 shares; none issued                           -                      -
  Common stock, par value $.025 per share
     Authorized 30,000,000 shares; issued and outstanding
     14,380,933 shares at September 30, 1997 and
     14,252,404 shares at December 31, 1996                            360                   356
  Additional paid-in capital                                       109,261               108,491
  Retained earnings (defecit)                                         (846)               (2,519)
  Unrealized loss on marketable securities                              (5)                  (83)
                                                               -----------------   --------------

    Total stockholders' equity                                     108,770               106,245
                                                               -----------------   --------------
                                                                 $ 112,489             $ 113,869
                                                               =================   ==============

See accompanying notes to financial statements.

                             NEUROGEN CORPORATION
                           STATEMENTS OF OPERATIONS
                                (In thousands)

                                                      THREE MONTHS       THREE MONTHS         NINE MONTHS      NINE MONTHS
                                                         ENDED               ENDED              ENDED               ENDED
                                                    SEPT. 30, 1997     SEPT. 30, 1996      SEPT. 30, 1997    SEPT. 30, 1996
                                                      (UNAUDITIED)       (UNAUDITIED)        (UNAUDITIED)      (UNAUDITIED)
                                                    ---------------    ---------------     ---------------   ---------------
Operating revenues:
  License fees                                       $           -     $            -      $        3,000    $       3,000
  Research and Development                                   3,378              3,511              11,305           10,700
                                                    ---------------    ---------------     ---------------   ---------------
    Total operating revenues                                 3,378              3,511              14,305           13,700

Operating Expenses:
  Research and development                                   4,811              3,578              13,685           10,009
  General and administrative                                   831                861               2,751            2,252
                                                    ---------------    ---------------     ---------------   ---------------
    Total operating expenses                                 5,642              4,439              16,436           12,261

                                                    ---------------    ---------------     ---------------   ---------------
      Total operating income (loss)                         (2,264)              (928)             (2,131)           1,439

Other income (expense):
  Investment income                                          1,350              1,274               3,867            3,762
  Interest expense                                              (8)               (14)               (28)             (41)
                                                    ---------------    ---------------     ---------------   ---------------
    Total other income, net                                  1,342              1,260               3,839            3,721
                                                    ---------------    ---------------     ---------------   ---------------

Income (loss) before provision for income taxes               (922)               332               1,708            5,160
Provision for income taxes                                       -                  -                  35              100
                                                    ---------------    ---------------     ---------------   ---------------
Net income (loss)                                    $        (922)     $         332      $        1,673    $       5,060
                                                    ===============    ===============     ===============   ===============

Earnings (loss) per share:
    Primary                                          $       (0.06)     $        0.02      $         0.11    $        0.33
                                                    ===============    ===============     ===============   ===============

    Fully diluted                                    $       (0.06)     $        0.02      $         0.11    $        0.33
                                                    ===============    ===============     ===============   ===============

Shares used in calculation of
  earnings (loss) per share:
    Primary                                                 14,362             15,385              15,390           15,466
                                                    ===============    ===============     ===============   ===============
    Fully diluted                                           14,362             15,449              15,682           15,466
                                                    ===============    ===============     ===============   ===============


See accompanying notes to financial statements

                             NEUROGEN CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                       NINE MONTHS            NINE MONTHS
                                                                    ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                        1997                     1996
                                                                       (UNAUDITED)            (UNAUDITED)
                                                                   -------------------    -------------------
Cash flows from operating activities:
  Net income                                                            $  1,673                 $  5,060
  Adjustments to reconcile net income
    to net cash used in operating
    activities:
    Depreciation and amortization expense                                  1,226                      677
    Net gain on sale of assets                                                 4                      (16)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable and accrued expenses             129                     (449)
    Decrease in unearned revenue from corporate partners                  (3,900)                     (55)
    Decrease in other current assets                                         369                      667
    Increase in receivable from corporate partners                          (767)                  (1,869)
    Decrease in other assets, net                                             29                       84
                                                                   -------------------    -------------------
       Net cash provided by  (used in) operating
         activities                                                       (1,237)                   4,099

Cash flows from investing activities:
    Purchase of plant and equipment                                       (7,712)                  (3,204)
    Purchases of marketable securities                                   (33,214)                 (26,759)
    Maturities and sales of marketable securities                         44,981                   51,538
    Proceeds from sale of asset                                               26                      109
                                                                   -------------------    -------------------

      Net cash provided by (used in) investing activities                  4,081                   21,684

Cash flows from financing activities:
  Exercise of employee stock options                                         774                    1,581
  Principal payments under mortgage payable                                 (134)                    (118)
                                                                   -------------------    -------------------

    Net cash provided by financing
      activities                                                             640                    1,463
                                                                   -------------------    -------------------

     Net increase (decrease) in cash and cash equivalents                  3,484                   27,246

Cash and cash equivalents at beginning of period                          62,823                   26,005
                                                                   -------------------    -------------------

Cash and cash equivalents at end of period                             $  66,307                 $ 53,251
                                                                   ===================   ====================


See accompanying notes to financial statements.

                              NEUROGEN CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)




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


(3)  Adoption of New Accounting Pronouncements
     -----------------------------------------

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131. "Disclosures About Segments of an Enterprise and Related Information." Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components.
     Statement No. 131 establishes standards for the way that public companies report information about operating segments in financial statements. This Statement supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. Statements 130 and 131 are effective for the Company in fiscal 1998. The Company does not believe that the adoption of these Statements will have a material effect on the Company's financial statements.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to have no change in primary earnings per share for the third quarter ended September 30, 1997 and September 30, 1996, respectively. For the nine month period ended September 30, 1997 and September 30, 1996 the impact is expected to have a $.01 and a $.03 increase respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

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


     THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

       The Company's operating revenues decreased to $3.3 million for the three months ended September 30, 1997 as compared to $3.5 million for the same period in 1996 due to a reduction in the level of research required, and a corresponding reduction in research funding received, pursuant to an extension in December 1996 of the 1992 and 1994 Pfizer agreements, as described below. Research and development revenues include amounts received from Pfizer and Schering-Plough, under separate collaborations, to fund Neurogen's collaborative research programs and, in the case of its NPY-obesity collaboration with Pfizer, to reimburse Neurogen for certain expenses for the clinical development of the Company's lead anti-obesity drug NGD 95-1.

       Research and development costs increased 34 percent to $4.8 million for the three-month period ended September 30, 1997 as compared to the same period in 1996. The increase is due to increases in research and development personnel and an expansion of Neurogen's AIDD (Accelerated Intelligent Drug Design) program. Research and development costs represented 85 percent of total operating expenses for the second quarter of 1997 as compared to 81 percent for the same period in 1996.

       General and administrative expenses decreased 3 percent to $0.8 million for the three-month period ended September 30, 1997 as compared to the same period in 1996.

       Other income consisting primarily of interest income, and gains and losses from invested cash and marketable securities increased 7 percent for the third quarter of 1997 as compared to the same period in 1996 due to a slightly higher rate of return offset by a lower investment balance.

       The Company recognized a net loss of $0.9 million for the three months ended September 30, 1997 as compared with a net income of $0.3 million for the same period in 1996. The decrease in earnings is primarily due to the increase in operating expenses for the third quarter of 1997.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

       The Company's research and development revenues increased to $11.3 million for the nine months ended September 30, 1997 as compared to $10.7 million for the same period in 1996 due to the receipt of a clinic development milestone pursuant to the 1992 Pfizer Agreement and an increase in the reimbursement of expenses pursuant to the 1995 Pfizer Agreement.

       Research and development expenses increased 36 percent to $13.7 million for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase is due to increases in research and development personnel, an increase in clinical development costs and an expansion of Neurogen's AIDD (Accelerated Intelligent Drug Design) program. Research and development costs represented 83 and 81 percent of total operating expenses for each of the nine month periods ended September 30, 1997 and 1996 respectively.

       General and administrative expenses increased 22 percent to $2.8 million for the nine months ended September 30, 1997 as compared to the same period in 1996. This increase is due to an increased level of administrative expenses necessary to support a growing research staff.

       Other income consisting primarily of interest income, and gains and losses from invested cash and marketable securities increased to $3.8 million for the nine months ended September 30, 1997 as compared to $3.7 million in the same period in 1996 due to a slightly higher rate of return offset by a lower investment balance.

       The Company recognized net income of $1.7 million for the nine months ended September 30, 1997 as compared with net income of $5.1 million for the same period in 1996. The decrease in earnings is primarily due to the increase in operating expenses for the nine months ended September 30, 1997 as compared to the same period in 1996.


     LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1997 and December 31, 1996, cash, cash equivalents and marketable securities were in the aggregate $86.9 million and $95.1 million respectively. While the Company's aggregate level of cash, cash equivalents and marketable securities decreased slightly during the third quarter of 1997, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

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


       In the first quarter of 1992, the Company entered into a collaborative agreement, the "1992 Pfizer Agreement" pursuant to which Pfizer made a $13.8 million equity investment in the Company. Under this agreement, the Company received $4.6 million in each year from 1992 through 1996 and is receiving additional funding pursuant to a December 1996 extension, as described below. Neurogen could also receive milestone payments of up to $12.5 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter gamma-aminobutyric acid, or GABA, and for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. As of September 30, 1997, Pfizer had provided $24.9 million of research funding to the Company pursuant to the 1992 Pfizer Agreement and $0.3 million due to the completion of a clinical development milestone, in addition to its $13.8 million equity investment in 1992.

       Neurogen and Pfizer entered into their second collaborative agreement, the "1994 Pfizer Agreement", in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company. Under this agreement, the Company received approximately $7.4 million during the three-year period which commenced July 1, 1994, to fund Neurogen's sleep disorder program and is receiving additional funding pursuant to a December 1996 extension, as described below. Neurogen could also receive milestone payments of up to $3.3 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this second collaboration, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties depending upon net sales levels, if any. As of September 30, 1997, Pfizer had provided $8.1 of research funding to the Company pursuant to the 1994 Pfizer Agreement, in addition to its $9.9 million equity investment in 1994.

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

       Neurogen and Pfizer entered into their third collaborative agreement, the "1995 Pfizer Agreement", in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company bringing Pfizer's ownership of the Company's common stock up to 21 percent and paid a $3.5 million license fee. The Company is scheduled to receive approximately $7.2 million during the three-year period which commenced November 1, 1995, to fund Neurogen's neuropeptide Y (NPY) eating disorders program and may receive up to an additional $2.4 million per year for a fourth and fifth year should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $28 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any collaboration products in NAFTA countries and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries. As of September 30, 1997, Pfizer had provided $4.8 million in research funding (including $0.2 million in unearned revenues) pursuant to the 1995 Pfizer Agreement.

       In June 1995, Neurogen and Schering-Plough entered into an agreement, the "Schering-Plough Agreement" to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14 million for rights relating to Neurogen's dopamine program and $3 million in each of 1995 and 1996 for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Neurogen received scheduled funding aggregating approximately $7.2 million during the two-year period which commenced June 28, 1995, for research and development funding of the Company's dopamine program. In March 1997, Schering-Plough elected to extend the research program under the Schering-Plough Agreement for an additional one-year period, through June 1998 and to pay Neurogen $3.6 million to fund such research. The Company may receive additional research and development funding of up to $3.6 million per year for two additional one-year periods depending on whether and the extent to which Schering-Plough exercises its right to further extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $32 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. As of September 30, 1997, Schering-Plough had provided $8.1 million in research pursuant to the Schering-Plough Agreement. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

       In the fourth quarter of 1996, Neurogen entered into an agreement, the "American Home Products Agreement", acting through its Wyeth-Ayerst Laboratories division. Under the terms of the agreement, Neurogen received $750,000 in license fees for ADCI, a small molecule pharmaceutical that Neurogen has been developing for the treatment of epilepsy and related disorders, and $750,000 for 37,442 shares of common stock. Neurogen may receive up to an additional $11.0 million in the form of license fees, equity investment and milestone payments on world-wide sales of ADCI.

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



                          Part II - Other Information


ITEM 1. LEGAL PROCEEDINGS

        Not applicable for the third quarter ended September 30, 1997.


ITEM 2. CHANGES IN SECURITIES

        Not applicable for the third quarter ended September 30, 1997.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable for the third quarter ended September 30, 1997.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable for the third quarter ended September 30, 1997.


ITEM 5. OTHER INFORMATION

        Not applicable for the third quarter ended September 30, 1997.


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


Date:  November 10, 1997

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