Form 10-K
period 1997-12-31
NEUROGEN CORP
filed 1998-03-31
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
[ X ]
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[   ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-18311

                              NEUROGEN CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                22-2845714
  (State or other jurisdiction of                  (I.R.S. Employer
   Corporation or organization)                    Identification No.)


                          35 NORTHEAST INDUSTRIAL ROAD
                           BRANFORD, CONNECTICUT 06405
               (Address of principal executive offices) (Zip Code)
                                 (203) 488-8201
              (Registrant's telephone number, including area code)
               Securities registered pursuant to Section 12(b) of
                                    the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
          Common Stock, par value $.025 per share (the "Common Stock")
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                    YES X   NO
                                       ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $208,062,000 as of March 2, 1998, based upon the closing price of the Common Stock as reported on The Nasdaq National Market on such date. For purposes of determining this number, shares of Common Stock held by officers, directors and stockholders whose ownership exceeds five percent were excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.
     As of March 2, 1998, the registrant had 14,397,841 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE
(1) The Neurogen Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1998, is incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

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

     Neurogen believes that its expertise in neurobiology, medicinal chemistry and molecular biology, combined with its Accelerated Intelligent Drug Design
(AIDD) program, which combines a biased combinatorial chemistry program with high-throughput screening, informatics and robotics, enable it to identify and develop compounds more quickly and efficiently than it could using traditional drug discovery techniques. Neurogen has developed a portfolio of neuropharmaceutical drug candidates designed to treat anxiety, obesity and other metabolic disorders, epilepsy, sleep disorders, cognitive impairment, schizophrenia, depression and stress disorders. Industry analysts estimate the worldwide market for currently marketed neuropharmaceuticals for such disorders to be in excess of $19.7 billion annually.

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

     TARGET MULTIPLE MARKETS WITH MULTIPLE DRUG CANDIDATES. Neurogen utilizes its expertise in the CNS area to develop a diverse portfolio of drug candidates to treat common disorders, including anxiety, obesity and other metabolic disorders, epilepsy, sleep disorders, cognitive impairment, schizophrenia, depression and stress disorders. By targeting multiple disorders which represent large markets, the Company seeks to reduce its reliance on any single program. Further, within each program Neurogen seeks to develop multiple drug candidates with differing chemical structures, pharmacokinectic profiles and, at times, differing subtype profiles in order to further enhance the likelihood of producing a successful drug candidate from such program.

     DEVELOP RECEPTOR SUBTYPE SPECIFIC COMPOUNDS. The Company focuses its drug discovery efforts on receptor-subtype-specific small molecule compounds the Company believes will have fewer side effects than currently marketed drugs. The Company believes that such drugs have the potential to penetrate and expand existing markets as evidenced by the new class of antidepressants (e.g., Prozac(R), Zoloft(R) and Paxil(R)) which selectively interact with serotonin (another neurotransmitter) reuptake receptors and have less severe side effects than previous antidepressants. In addition, the Company seeks to develop small molecule drugs due to their relatively high solubility, increased ability to cross the blood brain barrier (a critical consideration in developing safe and efficacious psychotherapeutic drugs) and low manufacturing costs.

     UTILIZE ADVANCED DISCOVERY TECHNOLOGIES. The Company utilizes its advanced discovery technologies, including its AIDD program, to enhance its drug
discovery   capabilities  and  to  provide  new   opportunities   for  strategic
partnerships. Through its AIDD program, the Company is employing biased combinatorial chemistry methodologies to develop extensive libraries of small molecule compounds. Together with its combinatorial chemistry effort, Neurogen's AIDD program integrates advanced high-throughput screening techniques and informatics systems designed to intelligently optimize library synthesis and screening selection from a virtually infinite number of alternatives. This program has been instrumental in providing drug leads in a number of Neurogen's programs, including NPY for obesity, galanin for obesity and cognition enhancement, CRF for obesity and GLP1 for Type II diabetes. In addition, as part of its collaboration with Schering-Plough, Neurogen has granted limited access to a portion of its combinatorial libraries in return for $3.0 million per year for two years. Neurogen also has leveraged the AIDD program in an agreement with Tularik, Inc., a private biotechnology company. Under the agreement, Neurogen gains access to selected Tularik screening methodology, while Tularik gains access to a portion of Neurogen's combinatorial chemistry library. Both companies are eligible to receive milestone payments and royalties based on the clinical development and ultimate commercialization of products discovered under the collaboration.

     RATCHET GROWTH THROUGH STRATEGIC COLLABORATIONS. The Company seeks to ratchet its growth through successive strategic collaborations in which it seeks to diversify the development risk of its programs and to enhance the likelihood of commercialization of its compounds. Further, through its collaborations, Neurogen hopes to progressively retain additional commercial rights and assume additional responsibilities to gradually develop its clinical development, manufacturing and sales capabilities. In its first two collaborations with Pfizer (1992 and 1994), Neurogen has focused its efforts primarily on research and discovery and looks to Pfizer to conduct and fund all clinical development, manufacturing and sales/marketing activities. In its collaboration with Schering-Plough (June 1995), in addition to leading the research and discovery efforts, Neurogen retained the right to participate in the clinical development of collaboration compounds (while Schering-Plough will conduct and fund clinical trials) and an option to manufacture products resulting from the collaboration for the United States market. In its third collaboration with Pfizer (November
1995), in addition to retaining similar rights relating to clinical trials and manufacturing, Neurogen retained an option to earn a portion of the profits, if any, generated by sales of collaboration drugs to the North American Free Trade Agreement ("NAFTA") countries by funding a portion of the cost of clinical trials and marketing in those countries.

 PRODUCT RESEARCH AND DEVELOPMENT

     The Company believes it is well-positioned to capitalize on advances in molecular biology, medicinal chemistry and neurobiology to develop new psychotherapeutic compounds. The Company believes that its scientists possess an advanced understanding of the biochemistry of the brain and its possible connection to human behavior and that this understanding has enabled the Company to develop a portfolio of compounds which include product candidates for the treatment of anxiety, obesity and other metabolic disorders, epilepsy, sleep disorders, cognitive impairment, schizophrenia, depression and stress disorders.

   ACCELERATED INTELLIGENT DRUG DESIGN

     Neurogen's Accelerated Intelligent Drug Design (AIDD) program integrates its biased combinatorial chemistry program and high-throughput screening capabilities with state-of-the-art automation and an interactive data system. Combinatorial Chemistry libraries and high-throughput screening systems like those being developed at Neurogen can be used to find new chemical leads for receptors or other targets where no leads exist as well as to optimize chemical leads by refining candidates into structures with suitable drug-like characteristics. To date, Neurogen has utilized its AIDD technologies to discover and/or optimize chemical leads in its NPY, CRF, Galanin and Glucagon Like Peptide-1 (GLP1) research efforts. Through these discoveries Neurogen has established its programs to develop drugs working through these mechanisms to treat disorders such as obesity, stress, depression, cognition impairment and Type II diabetes. The Company has also applied its AIDD technologies to extend its portfolios of drug candidates in its GABA and Dopamine programs.

     Neurogen's drug discovery technologies include both traditional pharmaceutical discovery techniques and combinatorial design techniques integrated into the AIDD program. Unlike traditional drug discovery, in which compounds are typically designed and synthesized at a rate of 50 to 100 compounds per year per chemist, combinatorial chemistry technologies can generate libraries of thousands of compounds per day. Moreover, advances in screening techniques and robotics now allow the rapid screening of thousands of compounds created through combinatorial efforts to identify possible new drug candidates. These advances in chemistry and screening technologies have significantly impacted the drug discovery practices of the industry. Neurogen believes it has been, and believes it can remain, a leader in the development and application of such technologies.

     Many companies with combinatorial chemistry programs have used these technologies to systematically and randomly create immense libraries of diverse compounds. However, since the number of unique organic compounds is essentially infinite, Neurogen believes it is important to bias its AIDD libraries (rather than randomly generate compounds) toward the selection of molecules most likely to interact with receptor families of interest to Neurogen and other pharmaceutical companies. Neurogen also biases its libraries to create compounds more likely to have drug-like characteristics such as oral availability. To bias its libraries, Neurogen first selects or designs a number of known and proprietary pharmacophores (arrangements of atoms thought to have activity in some biochemical assay) with the aid of Computer Assisted Molecular Modeling
(CAMM). These pharmacophores then serve as templates and are subjected to "combinatorial" procedures, whereby the templates are reacted with numerous different variants of a given reaction simultaneously, producing a pool of numerous compounds. The pools of compounds are then screened through a variety of high capacity receptor-based assays to identify compounds that interact with specific receptor subtypes. Certain results of these tests of activity are then utilized to aid in the development of new generations of compounds.

     To date, Neurogen has generated libraries of more than 1,000,000 compounds in its AIDD program. The Company believes that, to date, the discovery of active compounds and the optimization of drug leads in several of its programs has required a fraction of the time that would have been needed using only traditional approaches. Neurogen believes these discovery technologies will continue to enhance its ability to find lead structures for difficult medicinal chemistry problems and significantly shorten the time required to optimize such leads and produce viable drug candidates. In addition, the Company believes that these discovery technologies will provide it with new opportunities for strategic partnerships.

   PRODUCT DEVELOPMENT PROGRAMS

     The following table lists the disorders being targeted by the Company and the current status of Neurogen's programs with respect to each of these disorders.

 DISORDER                   RECEPTOR TARGET            PROGRAM STATUS                COMMERCIAL RIGHTS
Anxiety                     GABA receptor subtypes     NGD 91-2 Phase I              Pfizer (Neurogen royalty)
                                                       following NGD 91-1
                                                       preliminary test of
                                                       novel receptor binding
                                                       through Phase I clinical
                                                       trials (1)

Obesity and other           NPY/Receptor subtypes      Evaluation of new             Pfizer (Neurogen royalty,
eating disorders                                       preclinical candidates        manufacturing and profit
                                                       while exploring potential     sharing options)
                                                       side effect of NGD 95-1
                                                       in Phase I (1) clinical
                                                       trials

Seizure disorders           NMDA receptors and         Phase I clinical trials       Wyeth-Ayerst (Neurogen
                            sodium channels            of ADCI (1)                   and NIH royalty)

Insomnia                    GABA receptor subtypes     Preclinical development (2)   Pfizer (Neurogen royalty)

Dementia, cognition         GABA receptor subtypes     Preclinical development (2)   Pfizer (Neurogen royalty)
deficits

Schizophrenia               Dopamine D4 receptor       Evaluation of new             Schering-Plough (Neurogen
                            and D4 + D2 receptors      preclinical candidates        royalty and manufacturing
                                                       following Phase I (1)         option)
                                                       trials of NGD 94-4 and
                                                       NGD 94-1

Depression and stress-      CRF1 receptor              Preclinical development (2)   Neurogen
related disorders

Obesity, cognition          Galanin receptor           Leads identified (3)          Neurogen
deficits and pain

Type II diabetes,           GLP1 receptor              Leads identified (3)          Neurogen
obesity

Obesity                     CRF receptor               Leads identified (3)          Neurogen

Depression                  NPY2 receptor              Leads identified (3)          Neurogen
------------
(1) See  "--Government  Regulation"  for a  description  of the  phases  of clinical trials.
(2) "Preclinical  development"  indicates  that  Neurogen and/or one of its collaborators is conducting pharmacology  testing,  toxicology  testing,
    formulation,   process development and/or  manufacturing  scale-up prior to
    possible  submission of an Investigational   New  Drug  application  (an
    "IND").
(3) "Leads  identified" indicates that lead compounds  have been  discovered that meet certain in vitro criteria of the Company. Lead compounds may undergo structural  modification and more  extensive  evaluation  prior  to selection of  candidates,  if any,  for preclinical development.

     OBESITY AND OTHER METABOLIC DISORDERS. Obesity is a major health problem in the United States. Recent studies indicate that almost one-third of the adult population fits the criteria for at least moderate obesity and that severe obesity affects a large subgroup of this population. Many health problems, including hypertension, arthritis, non-insulin dependent diabetes and elevated cholesterol, are associated with obesity. In addition, among females in the United States, it is estimated that as many as one percent suffer from anorexia nervosa and three percent suffer from bulimia nervosa. Based on studies by market sources, Neurogen believes the annual market for currently marketed obesity drugs to be approximately $700 mllion worldwide and $400 million in the United States.

     Obesity has traditionally been treated with amphetamines or amphetamine-like drugs which can be highly addictive. Antidepressants, such as Prozac(R), have also been used with limited success in treating obesity. Recently, other drugs to treat obesity by modulating the neurotransmitter serotonin have been approved for marketing or gained popularity. These drugs, like older approaches continue to be plagued by serious side effects, some of which have been severe enough to cause two drugs to be withdrawn from the market in 1997. Due to the limited success of obesity therapy and side effects, including nervousness, tremors, primary pulmonary hypertension, increases in blood pressure and insomnia, associated with currently available medications, Neurogen believes that an eating disorder therapy without these side effects would have the ability to penetrate and potentially expand the market for these drugs. In recognition of health risks associated with obesity, the FDA transferred the review of anti-obesity drugs to its Endocrine and Metabolic
Division in 1994. This move, together with its proposed FDA Guidance for Weight-Control Drugs, suggests that the FDA is increasingly viewing obesity as a disorder which may require chronic treatment. These events have increased interest in the development of improved treatments for obesity in the pharmaceutical industry.

     NPY. The Company believes that a drug which selectively blocks the effects of the neurotransmitter NPY may moderate eating habits while reducing the potential for side effects. Research (both at Neurogen and at other institutions) has demonstrated that the neurotransmitter NPY is closely connected with animal feeding behavior and appetite control. In preclinical studies, injection of NPY into the hypothalamic region of the brain has stimulated animals that have just eaten to eat again. Studies indicate that animals develop no tolerance for NPY and that those chronically exposed to NPY (over a period of days to weeks) become obese. Independent of these studies, there has developed a greater understanding of the existence and role of NPY receptor subtypes which has stimulated interest in pursuing an NPY-mediated treatment of obesity. Based on these studies and its understanding of receptor subtypes and receptor modulation, Neurogen believes that a drug which blocks the binding (that is, acts as an antagonist) of NPY to certain of its receptor subtypes located in the hypothalamus may have the opposite effect of chronic exposure to NPY and reduce the desire to eat. In rodent studies several of Neurogen's NPY antagonists have been shown to inhibit normal eating as well as eating induced by food deprivation or the administration of NPY. In a 21-day study of normal growing rodents, NGD 95-1 was shown to reduce food intake and weight gain beginning early in the trial and showed no signs of tolerance during the balance of the trial.

     DRUG CANDIDATES. Through its AIDD program, Neurogen has identified a number of antagonists for the NPY family of receptors. The first of these compounds, NGD 95-1, entered Phase I clinical trials in March 1996. In Phase I studies in which successive groups of men and women received single doses of NGD 95-1 at escalating levels, and in a Phase I study where groups of overweight but otherwise healthy men and women received multiple doses of NGD 95-1 over a two-week period, the compound was shown to be safe and well tolerated across a broad dose range. Under Pfizer auspices, Neurogen began a maximum tolerated dose study in the fall of 1997 to evaluate the safety and pharmacokinetics of a high dose of NGD 95-1 over a four week period. Following approximately three weeks of dosing, a minority of subjects receiving NGD 95-1 experienced significant elevation of certain liver enzymes. Although the affected subjects exhibited no symptoms, the study was stopped. No such changes were seen in subjects receiving placebo, nor were clinically significant changes in liver function seen when the same and lower doses were given in earlier Phase I tests. These findings were unexpected based on long-term drug safety testing in animal studies. Neurogen is currently investigating the mechanism which triggered the elevation in liver enzymes, as well as concurrently evaluating additional NPY antagonists as follow-on candidates for clinical testing.

     In November 1995 Neurogen entered into the Collaborative Research Agreement and the Commercialization and Development Agreement, each dated as of November 1, 1995 between the Company and Pfizer (collectively, the "1995 Pfizer Agreement") to develop and commercialize with Pfizer drugs to treat NPY-mediated disorders, including obesity and eating disorders. All drug candidates in the Company's NPY program (with the exception of compounds which work through NPY2 for the treatment of depression), are subject to the 1995 Pfizer Agreement. Pursuant to this agreement, Neurogen is responsible for conducting Phase I trials under Pfizer auspices and Pfizer will be responsible for conducting Phase II and later trials. While Neurogen and Pfizer share clinical development responsibilities, Pfizer has the right to determine when to advance collaboration compounds in the clinical process, if at all. No assurance can be given that any collaboration compound will successfully complete the clinical trials or advance through the regulatory approvals process. In order to increase the likelihood that Neurogen's portfolio will produce a successful obesity drug, Neurogen is developing alternative obesity drug candidates in collaboration with Pfizer. See "Collaborative Research and Licensing Agreements."

     GALANIN. Neurogen has also established a program to explore the utility of and develop drugs which modulate the neuropeptide galanin for the treatment of obesity. Galanin has been demonstrated in various industry studies to stimulate eating, particularly the eating of fats, in laboratory animals. Neurogen believes that a drug which blocks the activity of galanin could decrease appetite. Through its AIDD program, Neurogen has discovered a number of compounds that block a galanin receptor and is in process of testing the most attractive compounds in animal models. Neurogen has, to date, retained all commercial rights to its galanin program.

     CRF. As another approach to treating obesity, Neurogen has established a program to explore the utility of and develop drugs which modulate a receptor subtype of the neurotransmitter Corticotrophin Releasing Factor (CRF). Studies conducted at Neurogen have found that this CRF receptor subtype is found in the hypothalamus, an area of the brain associated with feeding. Also, academic research has studied naturally occuring peptides which bind preferentially to this CRF receptor subtype and which suppress appetite. Neurogen believes that a drug which potentiates the effects of the naturally occuring peptides at the receptor subtype could decrease appetite. Through its AIDD program, Neurogen has discovered a number of small molecule compounds that partially agonize, or mimic, the effects of the CRF neurotransmitter at this CRF receptor subtype and is currently evaluating these compounds in animal models and optimizing their pharmacology. Neurogen has, to date, retained all commercial rights to its CRF program.

     GLP1. Type II diabetes (adult-onset or noninsulin-dependent) comprises the majority of diabetes cases, and the American Diabetes Association estimates 14.9 million people in the US are afflicted with the disease. Current estimates place the annual market for drugs to treat Type II diabetes at approximately $2.9 billion worldwide and $1.4 billion in the US. The disease arises from a reduction in insulin secretion by the pancreas. Although insulin secreting cells are present in Type II diabetics, there is a reduced sensitivity and/or response to insulin. Type II diabetes is currently treated with oral hypoglycemic agents
(OHAs) to stimulate insulin secretion, however the disease is progressive and patients often require insulin injections as the disease continues. In addition, overstimulation of insulin secretion due to OHAs often results in low blood sugar levels, or hypoglycemia, in Type II diabetic patients. Glucagon Like Peptide1 (GLP1) is secreted from cells in the intestine and its glucose lowering effect is dependent upon circulating glucose levels. Industry tests have demonstrated that GLP1 raises insulin secretion from cells in the pancreas in the presence of elevated glucose levels without overstimulating insulin secretion and has no effect when glucose levels are in normal range, preventing hypoglycemia. Industry experiments also indicate that GLP1 delays stomach emptying, a mechanism which may play a role in treating obesity. Efforts to use the natural peptide for Type II diabetes treatment have demonstrated that it has a short half-life which renders it difficult to commercialize as a therapeutic. Through its AIDD program, Neurogen has identified a number of non-peptide small molecules which early in vitro testing suggest partially agonize, or mimic, the effects of GLP1 at the GLP1 receptor. The Company is currently in the process of further testing and optimizing these compounds to select compounds for testing in animal models. Neurogen has, to date, retained all of its commercial rights in its GLP1 program.

     ANXIETY. Estimates by the National Institute of Mental Health (the "NIMH") suggest that anxiety disorders, characterized by a sense of irrational fear or dread, are the most common CNS disorders in the United States affecting approximately 23 million people, or 12% of the adult population. The most common anxiety-reducing drugs, or anxiolytics, are the class of drugs known as benzodiazepines (such as Valium(R), Xanax(R) and Librium(R) which are orally administered compounds that exert their pharmacologic effect on the GABA family of receptors. Benzodiazepines alleviate some of the symptoms of anxiety, but at the same time cause numerous side effects, including drowsiness, impairment of motor skills, memory loss and addiction. In addition, benzodiazepines can cause coma or death if a patient consumes excess alcohol in conjunction with drug treatment. The Company believes these side effects are due to benzodiazepines interacting with and enhancing the activity of many or all GABA receptor subtypes. Despite these side effects, based on studies by market sources, the Company estimates the annual market for currently marketed anxiolytics to be approximately $2.3 billion worldwide and $800 million in the United States.

     Neurogen's scientists have been leaders in defining the mechanism of action of benzodiazepines at the GABA receptors. Based on its scientists' understanding of the role which GABA receptor subtypes play in the side effects caused by benzodiazepines, Neurogen has developed small molecule, orally administered anxiolytic compounds which it believes may avoid or reduce the adverse side effects of currently marketed anxiolytics by binding to specific subtypes in the GABA receptor family. The Company entered into the Collaborative Research Agreement dated as of January 1, 1992 between the Company and Pfizer (the "1992 Pfizer Agreement") to research, develop and commercialize with Pfizer anxiolytic and cognition enhancing compounds that act through the GABA family of receptors. See "Collaborative Research and Licensing Agreements."

     DRUG CANDIDATES. Neurogen has discovered several drug candidates that have the novel GABA binding activity which the Company believes will relieve anxiety while avoiding or reducing adverse side effects. Two of these candidates, NGD 91-2 and NGD 91-1, have been the primary focus of development efforts of Pfizer and Neurogen. NGD 91-1, the initial clinical candidate from the collaboration, was the subject of Phase I studies to explore safety and pharmacokinetic properties and to obtain preliminary indications of efficacy of drugs which have the novel binding profile discovered by Neurogen. NGD 91-2, which appears to have pharmacokinetic properties which are superior to NGD 91-1, is currently in a Phase I-B clinical study.

     In order to obtain an early indication of efficacy and the desired lack of sedation of the novel binding profile of Neurogen's drug candidates, Pfizer designed and conducted a Phase I-B study of NGD 91-1 to test the drug in an acute (situational) anxiety setting. In this trial, NGD 91-1 was compared to a marketed anti-anxiety drug, Valium(R), and to a control placebo. The study was "double-blinded" and involved 150 healthy men and women exposed to anxiety caused by the anticipation of an unpleasant medical procedure. Both NGD 91-1 and Valium(R) demonstrated significant anti-anxiety effects. However, while Valium(R) caused significant sedation, NGD 91-1 did not cause any sedation. While the goal of the collaboration with Pfizer is to develop drugs to treat generalized anxiety disorder, a chronic condition, the Company believes the results of the Phase I-B study demonstrate that the selective GABA activity identified by Neurogen can relieve anxiety without causing sedation.

     In late 1996, Neurogen and Pfizer transferred the development focus of the collaboration from NGD 91-1 to NGD 91-2, a newer development compound which appears to have pharmacokinectic properties that are superior to NGD 91-1 and which demonstrates the novel GABA binding activity which the Company believes will relieve anxiety while reducing the potential for adverse side effects. This determination was made following the completion of later stage Phase I studies to establish the minimum blood levels at which NGD 91-1 is effective, the blood levels achieved by NGD 91-1 and the testing of an alternate formulation of NGD 91-1. While NGD 91-1 will remain subject to the collaboration, NGD 91-2 appears, based on animal and early human studies, to be longer acting than NGD 91-1 and to have other pharmacokinetic properties which are superior to NGD 91-1. In July 1997, Pfizer commenced human testing of NGD 91-2 in a Phase I clinical trial in which groups of subjects received a single dose of NGD 91-2. Each group received a higher dose than the preceding group. Results of this study indicate it was safe and well-tolerated across the broad dose range tested. In October 1997, Pfizer commenced a Phase I trial of NGD 91-2 in which successive groups of subjects have received multiple doses of the drug candidate over a period of days. Pfizer is currently collecting and analyzing data from this study.

     Under the 1992 Pfizer Agreement, Pfizer has the right to determine when to advance compounds in the clinical process, if at all. As with all drugs that enter clinical testing, no assurances can be given that NGD 91-2 or any other collaboration compound will successfully complete the clinical trials or advance through the regulatory approval process.

     In order to increase the likelihood that Neurogen's portfolio will produce a successful anxiolytic drug, Neurogen, in collaboration with Pfizer, has been developing additional alternative anxiolytic candidates that act through the GABA family of receptors and have properties similar to those of NGD 91-2 and NGD 91-1 but which belong to different chemical series than either of these compounds. Neurogen has filed patent applications with respect to the composition of NGD 91-2 and NGD 91-1 and other compounds in its anxiolytic program. See "Collaborative Research and Licensing Agreements."

     SCHIZOPHRENIA PROGRAM. Schizophrenia refers to a group of mental illnesses of unknown origin which have no known cure and are characterized by a variety of symptoms including hallucinations, delusions and social withdrawal. Schizophrenia is estimated to affect between one-half and one percent of the population worldwide. Although recently approved drugs for the treatment of schizophrenia, including Zyprexa(R) and Risperdal(R), have demonstrated improvements over existing medications such as Clozapine(R) and Haldol(R), they do not completely alleviate the symptoms of schizophrenia and also produce undesirable side effects themselves. Weight gain, impairments of motor function and other side effects have been associated with treatment with Zyprexa(R) and Risperdal(R), however the newer drugs produce a lower incidence of adverse movement disorders and serious blood disorders than seen with older medications. Moreover, as many as 40 percent of all schizophrenics are unresponsive to standard antipsychotic medications and as many as 60 percent of treated patients subsequently relapse and require hospitalization. Industry analysts estimate the current annual market for antipsychotic drugs to be approximately $3.1 billion worldwide and $1.7 billion in the United States.

     Neurogen's antipsychotic program has concentrated on the discovery and development of drugs which block specific dopamine receptor subtypes. Research indicates that dopamine and its receptors play a critical role in schizophrenia. Neurogen scientists have investigated the pharmacology of dopamine receptors and their interaction with the network of neurons involved in emotional response and motor function. The Company believes that selectively blocking certain dopamine receptor subtypes could be efficacious in treating schizophrenia. In collaboration with Schering-Plough, the Company is pursuing the development of compounds which selectively block the D4 receptor subtype, as described below and the development of broader acting compounds, such as compounds which selectively block the D2 as well as D4 receptor subtypes. The development of drug candidates under the Company's dopamine program are subject to the Collaboration and License Agreement dated as of June 28, 1995 between the Company and Schering-Plough (the "Schering-Plough Agreement") pursuant to which the Company and Schering-Plough aim to develop and commercialize drugs to treat a variety of dopamine mediated disorders, including schizophrenia. See "Collaborative Research and Licensing Agreements."

     DRUG CANDIDATES. The Company's focus on dopamine receptor subtypes and the design of specific binding agents for these subtypes is similar to its approach with respect to GABA receptor subtypes. In recent years, distinct dopamine receptor subtypes, known as D1, D2, D3, D4 and D5, have been discovered which Neurogen believes may be involved in schizophrenia. Because elevated D4 receptors have been measured in the autopsied brains of schizophrenics, Neurogen believes that high levels of D4 receptors may intensify signals in the brain, thus causing many of the symptoms associated with schizophrenia. As a result, Neurogen believes that a specific D4 antagonist might be an effective antipsychotic agent and, because of its specificity, might have a reduced side effect profile compared to currently marketed drugs. Neurogen scientists have identified several chemical series which contain small molecule, orally administered compounds, which preclinical research has indicated are potent and highly selective antagonists for the D4 receptor subtype. One of these compounds, NGD 94-4, was the subject of a Phase I-A clinical study in the spring of 1997, performed by Schering-Plough. In this study, successive groups of subjects were administered single doses of escalating levels of NGD 94-4. While the drug was safe and well-tolerated across a broad dose range, the study indicated that NGD 94-4 is more quickly metabolized in humans than had been expected, based on the preclinical studies conducted in primates by
Schering-Plough. The rapid metabolism of NGD 94-4 indicates that NGD 94-4 may not have the desirable pharmacokinetic profile for continued clinical development. Together, Neurogen and Schering-Plough have been evaluating additional D4 antagonist candidates.

     Because schizophrenia may not be a single disease, but a syndrome or spectrum of diseases, the Company believes that a single receptor subtype specific antipsychotic drug may not provide adequate therapy for all patients. A complementary alternative to a D4 selective agent, would be a drug that possessed activity at a greater number of, but not all, receptor subtypes to provide broad therapy for a greater number of patients with fewer side effects than currently marketed drugs to treat schizophrenia. Neurogen has identified a series of compounds with a balance of dopamine receptor blocking activities (at D2, D3 and D4 receptors) and other related receptor blocking activities. In this regard, the Company, together with Schering-Plough, is investigating selected compounds with selectively broader receptor blocking properties. These include compounds which selectively block the D4 receptor and the D2 receptor, and other combinations of dopamine antagonists. Neurogen believes that because of their activity at alternate receptor sites, these drugs, which are currently in preclinical development or earlier stage research, could potentially be used to treat a spectrum of disorders associated with schizophrenia.

     Pursuant to the Schering-Plough Agreement, Schering-Plough has the right to determine when to advance collaboration compounds in the clinical process, if at all. No assurance can be given that any collaboration compound will successfully complete the clinical trials or advance through the regulatory approval process. In order to increase the likelihood that Neurogen's portfolio will produce a successful antipsychotic, Neurogen is developing alternative antipsychotic candidates in collaboration with Schering-Plough.

     EPILEPSY AND SEIZURE DISORDERS. Approximately two million people in the United States have epilepsy. Industry analysts estimate the current annual market for anticonvulsants (drugs that prevent or arrest convulsions) to be approximately $2.8 billion worldwide and over $1.7 billion in the United States.

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

     In 1992, Neurogen entered into a licensing and cooperative research and development agreement ("CRADA") with the NIH which provided the Company exclusive access to a library of compounds for evaluation as potential anticonvulsants. In preclinical trials conducted by the Company, one of these compounds, ADCI, exhibited effective anticonvulsant activity in animal model systems used to predict efficacy and potential therapeutic value in treating epilepsy. The Company believes ADCI might be an effective anticonvulsant because it possesses two important modes of action: blocking the NMDA receptor and antagonism of voltage-dependent sodium channels, which is important in the treatment of seizures. Each of these defined biological activities has been associated with the activity of ADCI in different animal seizure models. In preclinical animal models, and in contrast to many anticonvulsants currently on the market, ADCI shows a therapeutic effect at doses substantially below doses which cause side effects.

     In November 1996, Neurogen entered into an Agreement dated as of November 25, 1996, between the Company and American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories division (the "American Home Products Agreement"), pursuant to which Neurogen licensed to American Home Products its worldwide development and commercial rights with respect to ADCI and related compounds. In July 1997, American Home Products commenced human testing of ADCI in a Phase I clinical trial in which groups of subjects received a single dose of NGD 91-2. Each group received a higher dose than the preceding group. Results of this study indicate that ADCI was safe and well tolerated across the broad dose range tested. Under the American Home Products Agreement, American Home Products will conduct all future research and development activities under the program and has the right to determine when to advance compounds in the clinical process, if at all. Should American Home Products elect to continue further Phase I testing of ADCI, the Company believes it would next conduct multiple dosing studies in which ADCI would be administered over a period of several days to further access the safety and pharmokinetic properties of the compound. See "Collaborative Research and Licensing Agreements." As with all drugs that enter clinical testing, no assurances can be given that ADCI will successfully complete the clinical trials or advance through the regulatory approvals process.

     SLEEP DISORDERS. Recent studies indicate that as many as 20 million people in the United States experience chronic insomnia and an additional 20 to 30 million Americans experience intermittent sleep-disorders. Industry analysts estimate that the annual market for drugs to treat insomnia is approximately $1.7 billion worldwide and over $480 million in the United States. Neurogen is developing drugs to treat sleep disorders, primarily insomnia. While currently marketed drugs to treat sleep disorders, or hypnotics, are effective, they cause numerous side effects, including "hangovers," rebound insomnia, short-term memory loss and addiction.

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

     The Company has identified certain compounds in its portfolio which interact selectively with the GABA receptor subtypes it believes are involved in sleep regulation and tested numerous of these compounds in animals. The most advanced of these compounds, NGD 96-1 is currently in preclinical development. Neurogen is pursuing its sleep disorder program in collaboration with Pfizer under the Collaborative Research Agreement dated as of July 1, 1994 between the Company and Pfizer (the "1994 Pfizer Agreement" and, together with the 1992 Pfizer Agreement and the 1995 Pfizer Agreement, the "Pfizer Agreements"). See "--Collaborative Research and Licensing Agreements."

     COGNITION DISORDERS. Memory loss is one of the most devastating symptoms of neurodegenerative diseases such as Alzheimer's disease and Parkinson's disease. Research sponsored by the NIMH indicates that in any given year as many as five million people in the United States suffer from dementia, a condition characterized by the impairment of learning and memory recall. A 1990 study by the U.S. Office of Science and Technology Policy indicates that dementia afflicts approximately 10% of people over the age of 65. Industry analysts estimate the current annual market for drugs to treat cognitive disorders to be approximately $1.2 billion worldwide.

     The Company believes that GABA may affect and modulate the activity of other neurotransmitters which contribute to the storage and retrieval of memory. By understanding how GABA affects these other neurotransmitters, the Company believes that it may be able to develop a drug candidate that acts through GABA receptor subtypes to enhance brain function and cognition where brain function has been impaired through neurodegenerative processes caused by aging, chemical toxins, Alzheimer's disease or Parkinson's disease. Moreover, the Company believes that the benzodiazepines, which produce their desired anti-anxiety effect by enhancing the activity of certain GABA receptors, cause memory impairment and other side effects due to their nonselective binding to GABA receptor subtypes. Accordingly, the Company believes that inhibition of certain GABA receptor subtypes in the cortex and hippocampal regions of the brain may enhance the storage and retrieval of memory. Neurogen has discovered a number of compounds that inhibit activity at these GABA receptor subtypes and tested numerous of these compounds in animals. Currently, Neurogen and Pfizer are evaluating the most advanced of these compounds, NGD 97-1 in preclinical testing. Neurogen is pursuing its cognition enhancement program in collaboration with Pfizer under the 1992 Pfizer Agreement. See "--Collaborative Research and Licensing Agreements."

     Neurogen has also established a program to develop drugs which modulate the neuropeptide galanin for the treatment of cognitive deficits. Galanin has been demonstrated in various industry studies to modulate the neurotransmitter acetycholine, a neurotransmitter which is thought to be involved in Alzheimer's disease. Neurogen believes that a drug which blocks the activity of galanin could in turn increase acetycholine. Through its AIDD program, Neurogen has discovered a number of compounds that block a galanin receptor and is in the process of testing the most attractive compounds in animal models. Neurogen has, to date, retained all commercial rights to its galanin program.

     DEPRESSION AND STRESS DISORDERS. Depression is one of the most prevalent mental illnesses in the United States, affecting approximately 17 million people or 9% of the adult population annually according to the NIMH. Depression occurs in a variety of forms, ranging from a single episode of depressive symptoms to recurrent cycling of moods which can be severe in some patients, alternating between manic "highs" and depressed "lows." Research suggests that more than half of the people who have had one episode of major depression will have another at some point in their lives. While many patients function normally between episodes, it is believed that 20 to 35 percent of the victims suffer chronic depression that prevents them from maintaining a normal routine. Many depressed people sleep too much or too little, are lethargic or agitated and experience feelings of worthlessness and guilt or have recurring thoughts of death or suicide. Older generic antidepressants may cause sedation, mouth dryness or heart irregularities and can be lethal in overdose. Other classes of antidepressants exhibit toxicity when combined with certain foods. While recent pharmaceutical research has led to improved drugs, such as Prozac(R), for the treatment of depression, these medications have limitations in their use primarily because of their slow onset of therapeutic action (often greater than 10 days from the commencement of dosing) and lack of efficacy in some patients. Industry analysts estimate the current annual market for antidepressants to be approximately $7.8 billion worldwide and over $4.9 billion in the United States. Neurogen believes that exploring alternative mechanisms of action may lead to a new class of antidepressants that act quickly, safely and effectively either by themselves or in conjunction with existing medications.

     Stress is a condition commonly associated with depression. A number of neuropeptide receptors which appear to be involved in stress responses, including receptors for CRF and NPY, are altered in depressed patients. Through its AIDD program, Neurogen has discovered compounds which block the CRF1 receptor subtype. This receptor subtype has been linked to stress through industry research and studies conducted at Neurogen which found that the CRF1 receptor subtype is found in areas of the brain involved in the stress response. Moreover, industry studies have also demonstrated that antagonists, or blockers, of the CRF1 receptor subtype can reduce indications of stress in animal models. Through preclinical animal models, Neurogen believes to be predictive of anti-depressant potential. Neurogen has identified several compounds which it is currently evaluating for clinical testing.

     The Company has also discovered compounds, through its AIDD program, which block the NPY2 receptor subtype, which the Company believes to be implicated in depression. These compounds are currently being evaluated for testing in animal models.


 COLLABORATIVE RESEARCH AND LICENSING AGREEMENTS

     As part of its business strategy, the Company seeks collaborative agreements with pharmaceutical companies as a means to achieve ratcheted growth in its own drug development, manufacturing and, possibly, sales and marketing capabilities. In February 1992, July 1994 and again in November 1995, Neurogen entered into collaborations with Pfizer. In June 1995, Neurogen entered into a collaboration with Schering-Plough. In November 1996, Neurogen licensed its commercial rights to ADCI to American Home Products. Neurogen will strive through strategic alliances with major pharmaceutical companies to balance its exposure to research and development risks inherent in the industry and to retain an increasing share in the success of its future products. There can be no assurance that the Company will establish any additional collaborative arrangements or that such future relationships, if established, or its current relationships will result in marketed pharmaceutical products.

   PFIZER

     In the first quarter of 1992, Neurogen and Pfizer entered into the 1992 Pfizer Agreement pursuant to which Neurogen and Pfizer are collaborating in the discovery and development of anxiolytics and cognition enhancers which act through the GABA family of receptors. Pursuant to the 1992 Pfizer Agreement, Pfizer purchased 1.0 million shares of the Company's Common Stock for $13.8 million. In addition, the Company received approximately $4.6 million per year from 1992 through 1996 and has continued to receive additional funding pursuant to the December 1996 extension referred to below for research and development funding of the Company's anxiolytic and cognition enhancement programs. Neurogen could also receive milestone payments if certain development and regulatory objectives are achieved regarding its anxiolytic and cognition enhancement products. In return, Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based anxiolytics and cognition enhancers developed in the collaboration. Pfizer is required to pay Neurogen royalties based upon net sales levels, if any, for such products. Any compound which acts through the GABA family of receptors and is not an anxiolytic or cognition enhancer falls outside the parameters of the 1992 Pfizer Agreement, but Pfizer has a right of first review for a period of six months from disclosure of such compound to Pfizer by Neurogen.

     In July 1994, Neurogen and Pfizer entered into the 1994 Pfizer Agreement. Under this second agreement, Neurogen and Pfizer are collaborating in the discovery and development of hypnotics which act through the GABA family of receptors to treat sleep disorders. Pursuant to the 1994 Pfizer Agreement, Pfizer purchased approximately 1.1 million shares of the Company's Common Stock for approximately $9.9 million. In addition, the Company received approximately $2.4 million per year during the period July 1994 to June 1997 and has continued to receive additional funding pursuant to the December 1996 extension referred to below for research and development funding of the Company's sleep disorder program. Neurogen could also receive milestone payments of up to approximately $3.3 million if certain development and regulatory objectives are achieved regarding its sleep disorder compounds. As part of this second collaboration, Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based sleep disorder products developed in the collaboration. Pfizer is required to pay Neurogen royalties based on net sales levels, if any, for such products.

     In December 1996, Neurogen announced that it and Pfizer had agreed to extend the research programs under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement through December 1998. Pursuant to the agreement to extend these programs, Pfizer has agreed to pay Neurogen an additional aggregate of $11.5 million during 1997 and 1998 to fund Neurogen's research efforts.

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

     In November 1995, Neurogen and Pfizer entered into the 1995 Pfizer Agreement. Pursuant to this third agreement, Neurogen and Pfizer are collaborating in the discovery and development of drugs for the treatment of NPY-mediated disorders, including obesity and eating disorders. Pursuant to the 1995 Pfizer Agreement, Pfizer purchased 750,000 shares of the Company's common stock for approximately $16.5 million and paid Neurogen a license fee of $3.5 million. The Company is entitled, subject to certain conditions, to receive approximately $2.4 million during the three-year period which commenced November 1, 1995, for research and development funding of the Company's eating disorder program and may receive additional research and development funding of up to $2.4 million per year for two additional one-year periods depending on whether and the extent to which Pfizer exercises its rights to extend the research program under the collaboration beyond November 1998. Neurogen could also receive milestone payments of up to approximately $28 million if certain development and regulatory objectives are achieved regarding compounds subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to products developed in the collaboration subject to certain rights retained by Neurogen as described below. While Pfizer is responsible for Phase II and later stage clinical trials under this collaboration, Neurogen has primary responsibility for the preparation and filing of INDs and for the conduct the Phase I studies. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any products resulting from the collaboration for markets in NAFTA countries and has retained a profit sharing option with respect to future sales in NAFTA countries. If Neurogen exercises this profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing and in return share in any profit generated by sales of products developed pursuant to the collaboration in NAFTA countries. If Neurogen chose not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case, Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.

 SCHERING-PLOUGH

     In June 1995, Neurogen and Schering-Plough entered into the Schering-Plough Agreement to collaborate in the discovery and development of drugs for schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received a license fee of $14.0 million for rights relating to Neurogen's dopamine program and $3.0 million for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Schering-Plough also paid an additional $3.0 million in 1996 for the right to test additional libraries. Neurogen has received approximately $3.6 million per year during the period from July 1995 through June 1998 for research and development funding of the
Company's schizophrenia program and may receive additional research and development funding of up to $3.6 million per year depending on whether and the extent to which Schering-Plough exercises its rights to extend the research program beyond June 1998. Under the Schering-Plough Agreement, Schering-Plough has the option to extend the research program for up to two additional one-year periods through June 2000. Neurogen could also receive milestone payments of up to approximately $32.0 million if certain development and regulatory objectives are met regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration. Pursuant to the Schering-Plough Agreement, Neurogen has retained the right to participate on an advisory clinical development committee and an option to manufacture on a cost plus basis any products resulting from the collaboration for the United States market. As a result of this collaboration, Neurogen is dependent on Schering-Plough to seek regulatory approvals for, to conduct clinical trials for and to determine the ultimate commercialization of compounds subject to this collaboration.

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


 PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's success depends, in part, on its ability to obtain patents, maintain trade secrets and operate without infringing on the intellectual property rights of third parties. The Company files patent applications both in the United States and in foreign countries, as it deems appropriate, for protection of both its products and processes. To date, Neurogen has filed numerous patent applications in the United States and foreign countries, and intends to file additional domestic and foreign applications in the near future. Presently, the Company is the sole assignee of fifty-eight issued United States patents and several foreign patents. Thirty-four of the Company's issued United States patents and several pending patent applications concern the compounds in its anxiolytic program. Twenty-one of the Company's issued United States patents and several pending patent applications concern the compounds in its antipsychotic program. The Company believes that it does not infringe any third-party patents and, except in the case of the NIH with respect to ADCI, the Company has engaged in no technology transfer which would obligate it to pay royalties to any third party.

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

 COMPETITION

     The biopharmaceutical industry is highly competitive. The Company's most significant competition comes from fully-integrated pharmaceutical companies, most of which have products and major research and development programs in the neuroscience field, certain of which are in late-stage clinical trials. In addition, many biotechnology companies, including many public and private companies formed in recent years, have dedicated significant resources to the discovery and development of drugs to treat neurological and psychiatric disorders. Further, there are many other entities, both public and private, in the United States and overseas, including fully-integrated chemical companies, academic institutions, government agencies and other research organizations which are involved in the development of products similar to those of Neurogen. Furthermore, many of the above-noted companies and institutions compete with the Company in developing competing technologies for drug discovery and development and in recruiting and retaining highly qualified scientific and management personnel. Many of the Company's existing or potential competitors possess substantially greater research and development, financial, technical, manufacturing, marketing, and human resources than Neurogen. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than those developed by the Company or which would render the Company's technology and products less competitive or obsolete.

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

     Pfizer manufactures or will be responsible for manufacturing drugs for clinical trials which are subject to the 1992 Pfizer Agreement and the 1994 Pfizer Agreement and has the right to manufacture future products, if any, for commercialization. Pfizer will also be responsible for manufacturing drugs for Phase II and later stage clinical trials which are subject to the 1995 Pfizer Agreement and subject to Neurogen's option described below, has the right to manufacture future products, if any for commercialization. Schering-Plough manufactures or will be responsible for manufacturing for clinical trials compounds which are subject to the Schering-Plough Agreement and, subject to Neurogen's option described below, has the right to manufacture future products, if any, for commercialization. Neurogen, however, has retained an option to manufacture future products, if any, developed pursuant to the Schering-Plough Agreement for sales in the United States and developed pursuant to the 1995 Pfizer Agreement for sales in NAFTA countries. See "--Collaborative Research and Licensing Agreements." With respect to compounds not currently subject to collaborations, the Company plans either to establish supply arrangements with third-party manufacturers for clinical trials and for commercial distribution or to develop its own manufacturing capabilities. There can be no assurance that the Company will be able to achieve third-party arrangements on terms acceptable to the Company or that such arrangements will be successful. While the Company may attempt to develop internal manufacturing capabilities for certain of its products, there can be no assurance that the Company will be able to establish such capabilities or to do so at an acceptable cost.

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

 SCIENTIFIC ADVISORY BOARD

     Neurogen's Scientific Advisory Board is composed of certain of its scientists and other leading scientists from Yale University (the "University") who have been actively involved in pioneering research in the field of neurobiology and the treatment of neurological disorders for a number of years. Scientific Advisory Board members meet with management and key scientific employees of the Company several times per year. Scientific Advisory Board members have taken an active role in helping the Company identify scientific and product development opportunities and recruit and evaluate the Company's scientific staff.

     The  Scientific   Advisory  Board  presently   consists  of  the  following
individuals:

     NAME                               POSITION
     ----                               --------

John F. Tallman, Ph.D....... Chairman of the Scientific Advisory Board,
                             Executive Vice President and Scientific Director of Neurogen Corporation

George K. Aghajanian, M.D... Professor of Psychiatry and Pharmacology,
                             Yale University

B. Stephenson Bunney, M.D... Professor of Psychiatry and Pharmacology, Chairman,
                             Department of Psychiatry, Yale University

Dennis S. Charney, M.D...... Associate Professor of Psychiatry and Director,
                             Clinical Neuroscience Research Unit, Yale
                             University

Michael Davis, Ph.D......... Professor of Psychiatry and Psychology, Yale
                             University

Dorothy W. Gallager, Ph.D... Vice President-Pharmacology, Neurogen Corporation

George R. Heninger, M.D..... Professor of Psychiatry and Director of the Abraham
                             Ribicoff Research Facilities of the Connecticut Mental Health Center, Yale University

Alan J. Hutchison, Ph.D..... Senior Vice President-Drug Discovery, Neurogen
                             Corporation

Eric Nestler, M.D., Ph.D.... Associate Professor of Psychiatry and Pharmacology,
                             Yale University

D. Eugene Redmond, Jr., M.D. Professor of Psychiatry, Yale University

Robert H. Roth, Ph.D........ Professor of Psychiatry and Pharmacology, Yale
                             University


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

 HUMAN RESOURCES

     As of December 31, 1997, the Company had 130 full-time employees, of which 111 persons were scientists and 45 had Ph.D. degrees. Neurogen believes that its success will be dependent largely upon its ability to continue to attract and retain scientists and technical staff qualified in pharmacology, neuroscience, medicinal chemistry and molecular biology. The failure to retain such personnel or to develop expertise in such fields could materially adversely affect prospects for the Company's success. None of the Company's employees are covered by collective bargaining agreements, and the Company considers relations with its employees to be good. In addition, the failure to retain certain of the Company's current scientific personnel, almost all of whom do not have employment contracts with the Company, could adversely affect the Company. Each of the Company's current scientific personnel has entered into confidentiality and non-competition agreements with the Company.

 ITEM 2. PROPERTIES

     The Company conducts its operations in laboratory and administrative facilities on a single site located in Branford, Connecticut. The Company's facilities total approximately 78,000 square feet, of which approximately 54,000 square feet are owned by the Company and approximately 24,000 square feet are leased under a ten-year lease which commenced in July 1995. Pursuant to the lease agreement, the Company has an option to extend the lease for an additional ten-year period and an option to purchase the facility during the term of the lease. The Company expects that its expanded facility will accommodate the anticipated administrative and research needs of the Company for the foreseeable future.

 ITEM 3. LEGAL PROCEEDINGS

      Neurogen knows of no material litigation or proceeding pending or threatened to which the Company is, or may become, a party.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal year 1997, no matter was submitted to a vote of stockholders.

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
               "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995.

     Except for historical matters, the matters discussed in this Form 10K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or any rules, regulations or releases of the Securities and Exchange Commission with respect thereto. Forward-looking statements in this Form 10K include, but are not limited to, statements in Item 1 under the caption "Business--Product Research and Development" with respect to the Company's various product development programs and statements in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" with respect to the sufficiency of the Company's cash balance to fund planned operations. In addition, the Company may from time to time make forward-looking statements in the future.

     Neurogen wishes to caution readers, and others to whom forward-looking statements are addressed, that any such forward-looking statements are not guarantees of future performance and that actual results may differ materially from estimates in the forward looking statements. In addition to the important factors described elsewhere in this Form 10K and the Company's other filings with the Securities and Exchange Commission, the following important factors, among others, could affect Neurogen's actual future results and could cause such results to differ materially from estimates expressed in any forward-looking statements made by, or on behalf of, Neurogen:

     o Difficulties or delays in discovery, research, development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, including without limitation any unanticipated pre-clinical or clinical delays, delays in regulatory approvals, the failure to develop follow-on candidates in a given program, the failure to attract or retain scientific and management personnel, any unexpected adverse side effects or inadequate therapeutic efficacy which could slow or prevent product development efforts at any stage of product development by delaying or preventing clinical trials, delaying or preventing regulatory approval for commercialization or adversely affecting acceptance by the market.

     o Vigorous competition within the Company's anticipated product markets, including without limitation competition from fully-integrated pharmaceutical companies and specialty biotechnology companies, many or all of which may have substantially greater capabilities, experience and resources than the Company.

     o Risk that competitors will succeed in developing technologies (including drug discovery techniques) and products that are more effective than those of the Company or that are commercialized prior to similar technologies or products of the Company.

     o Neurogen's dependence on its corporate partners with respect to research and development funding, preclinical evaluation of drug candidates, human clinical trials of drug candidates, regulatory filings and manufacturing and marketing expertise with respect to its most advanced compounds.

     o Risk that Neurogen's interest will not coincide with those of its collaborators with respect to the timing or conduct of clinical development of compounds, the future productions of developed products and strategies with respect to marketing such products.

     o Risk that actual research and development costs may exceed budgeted amounts for a variety of reasons linked to the uncertainty of product development in the pharmaceutical industry.

     o Inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company's business which may require the Company to reduce substantially or eliminate expenditures for product development or to relinquish rights to certain of its technologies or potential products.

     o Risk that the company's patents and confidentiality agreements of the Company with collaborators, employees, consultants or vendors will not adequately protect the Company's intellectual property or trade secrets.

     o Uncertainty of the scope and enforceability of patents in the pharmaceutical and biotechnology industries which purport to enable competitors to restrict others from pursuing certain drug targets.

     o The Company's dependence upon third parties for the manufacture of its potential products and the Company's inexperience in manufacturing if the Company establishes internal manufacturing capabilities, each of which could adversely affect the Company's future profit margins, if any, and its ability to develop and manufacture products on a timely and competitive basis.

     o Neurogen's dependence on third parties to market potential products and Neurogen's lack of sales and marketing capabilities, each of which could adversely affect the success of any sales and marketing efforts for the Company's products.

     o Unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company's products.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Neurogen is traded on The NASDAQ Stock Market under the symbol NRGN. As of March 2, 1998, there were approximately 380 holders of record of the Company's common stock. No dividends have been paid on the common stock to date, and the Company currently intends to retain any earnings for further development of the Company's business.

     The following table sets forth the high and low closing bid prices for the common stock as reported by NASDAQ.

                                                                HIGH     LOW
                                                                ----     ---
FISCAL 1997:
First Quarter.................................................. 22      17 1/4
Second Quarter................................................. 23 1/8  13 3/4
Third Quarter.................................................. 27      18 3/4
Fourth Quarter................................................. 28 1/5  13
FISCAL 1996:
First Quarter.................................................. 35 1/4  25 1/4
Second Quarter................................................. 34      17 3/4
Third Quarter.................................................. 26 1/2  16 3/4
Fourth Quarter................................................. 28      16 3/4


ITEM 6.   SELECTED FINANCIAL DATA

For the Year Ended December 31

                                                     (in thousands, except per share data)
                                                -----------------------------------------------
                                                  1997     1996     1995      1994      1993
                                                -------- -------- --------- --------- ---------
Total operating revenues.......................$ 17,979  $ 18,286 $ 26,929  $ 5,789   $ 4,604
Total operating expenses.......................$ 23,276   $17,229 $ 15,585  $12,924   $ 9,036
Net income (loss)..............................$   (257)   $5,894 $ 13,353  $(6,651)  $(3,816)
Net income (loss) per share-basic (1)..........$   (.02)    $ .42   $ 1.19   $ (.70)   $ (.43)
Net income (loss) per share-diluted (1)........$   (.02)    $ .38   $ 1.07   $ (.70)   $ (.43)
Total assets...................................$111,869  $113,869 $104,856  $25,889   $22,704
Long-term debt.................................    $ 74     $ 279    $ 460    $ 620     $ 792
Stockholders' equity...........................$106,918   106,245 $ 98,076  $24,080   $20,771
Weighted average number of shares outstanding-
basic..........................................  14,348    14,145   11,267    9,528     8,962

(1) All per share data has been restated in order to conform to SFAS No. 128, Earnings Per
    Share - See footnote 1 to the financial statements.

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

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     The Company's fiscal 1997 operating revenues decreased 1.6 percent to $18.0 million from 1996 operating revenues of $18.3 million, a 32 percent decrease from fiscal 1995 operating revenues of $26.9 million. These decreases are due primarily to a decrease in license fees recognized in each of these years which was partially offset by an increase in research and development revenues in each year.

     Neurogen's license fees of $3.0 million in 1997, $3.8 million in 1996 and $17.5 million in 1995 represent non-recurring fees which, in the above-referenced years, have related to the granting of certain commercial licenses, rights and access to collaborative partners, as described below. License fees in 1997 represented a previously unearned $3.0 million fee from Schering-Plough for access to a portion of Neurogen's combinatorial chemistry libraries. License fees in 1996 were comprised of a similar $3.0 million library access fee from Schering-Plough together with a $0.8 million fee from American Home Products received in connection with entering into the American Home Products Agreement. License fees in 1995 consisted of a $14.0 million fee from Schering-Plough received in connection with entering into the Schering-Plough Agreement and a $3.5 million fee from Pfizer received in connection with entering into the 1995 Pfizer Agreement.

     Research and development revenues of $15.0 million for fiscal 1997 represented a $0.5 million, or 3.4 percent, increase over fiscal 1996 research and development revenues of $14.5 million. This increase was due primarily to an increase in reimbursements from Pfizer of certain development costs in the NPY obesity project, as described below. Research and development revenues for fiscal 1996 of $14.5 million represented a $5.1 million, or 54 percent, increase over fiscal 1995 research and development revenues of $9.4 million. This increase was due to the commencement of research funding under the Schering-Plough Agreement in the third quarter of 1995 and under the 1995 Pfizer Agreement in the fourth quarter of 1995. Research and development revenues in each of 1997, 1996, and 1995 include scheduled research funding payments from Pfizer and Schering-Plough, under separate collaborations, to fund Neurogen's collaborative research programs and, in the case of Neurogen's NPY obesity collaboration with Pfizer, to reimburse Neurogen under a cost sharing arrangement for certain expenses associated with human clinical trials conducted by Neurogen. The amount of such reimbursements have increased in each of the respective years, but may fluctuate significantly depending on the level of clinical trials being conducted. The amount of scheduled research funding may also fluctuate significantly depending on the extent to which Pfizer or Schering-Plough elect to extend the research programs under their respective collaborations.

     Research and development costs increased 41 percent to $19.7 million for the year ended December 31, 1997 as compared to the same period in 1996. Research and development costs increased 10 percent to $13.9 million in 1996 compared to $12.6 million in 1995. These increases are due primarily to an increase in research and development personnel to staff the company's growing portfolio of drug development programs and an expansion of Neurogen's drug discovery capabilities through its growing AIDD (Accelerated Intelligent Drug Design) program. Research and development costs represented 85 percent, 81 percent and 81 percent of total operating expenses for the years ended December 31, 1997, 1996 and 1995, respectively.

     General and administrative expenses increased 8 percent to $3.6 million in 1997 from $3.3 million in 1996 and 12 percent from $2.9 million in 1995. The increases in both years were due primarily to an increase in administrative activities and the addition of related facilities to support the Company's expanded research programs.

     Other income, consisting primarily of interest income and gains and losses from marketable securities, was $5.0 million in 1997, $4.9 million in 1996 and $2.3 million in 1995, respectively. The increase in 1997 over 1996 was due primarily to a higher rate of return on invested funds while the increase in 1996 over 1995 was due to a higher level of invested funds.

     The Company recognized a net loss of $0.3 million for the year ended December 31, 1997, net income of $5.9 million for the year ended December 31, 1996 and a net income of $13.4 million in 1995. The net loss in 1997 was due primarily to an increase in research and development expenses. The decrease in net income in 1996 compared to 1995 is due primarily to a decrease in license fees partially offset by an increase in research and development revenues and an increase in research and development expenses, all as described above.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997 and 1996, cash, cash equivalents and marketable securities were in the aggregate $84.2 million and $95.1 million, respectively. The decrease in 1997 was due to an increase in capital spending and operating expenses from an expansion of the company's facility and increased staffing. The Company's aggregate level of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

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

     In the first quarter of 1992, the Company entered into the 1992 Pfizer Agreement pursuant to which Pfizer made a $13.8 million equity investment in the Company. Under this agreement, the Company received $4.6 million in each year from 1992 through 1996 and is receiving additional funding pursuant to a December 1996 extension, as described below. Neurogen could also receive milestone payments of up to $12.5 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter gamma-aminobutyric acid, or GABA, and for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. As of December 31, 1997, Pfizer had provided $27.0 million of research funding to the Company pursuant to the 1992 Pfizer Agreement and $.3 million due to the completion of a clinical development milestone, in addition to its $13.8 million equity investment in 1992.

     Neurogen and Pfizer entered into their second collaborative agreement, the 1994 Pfizer Agreement, in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company. Under this agreement, the Company received approximately $7.4 million during the three-year period which commenced July 1, 1994, to fund Neurogen's sleep disorder program and is receiving additional funding pursuant to a December 1996 extension, as described below. Neurogen could also receive milestone payments of up to $3.3 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this second collaboration, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties depending upon net sales levels, if any. As of December 31, 1997, Pfizer had provided $8.7 million of research funding to the Company pursuant to the 1994 Pfizer Agreement, in addition to its $9.9 million equity investment in 1994.

     In December 1996, Neurogen and Pfizer extended the research programs under the 1992 Pfizer Agreement and 1994 Pfizer Agreement through 1998. Pursuant to the extension agreement, Neurogen earned $5.4 million in 1997 and expects to receive $6.1 million in 1998 for research and development funding of the Company's GABA based anxiolytic, cognitive enhancer and sleep disorders projects.

     Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

     Neurogen and Pfizer entered into their third collaborative agreement, the 1995 Pfizer Agreement, in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company bringing Pfizer's ownership of the Company's common stock up to 21% and paid a $3.5 million license fee. The Company is scheduled to receive approximately $7.2 million during the three-year period which commenced November 1, 1995, to fund Neurogen's neuropeptide Y (NPY) eating disorders program and may receive up to an additional $2.4 million per year for a fourth and fifth year should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $28 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any collaboration products in NAFTA countries and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries. As of December 31, 1997, Pfizer had provided $5.4 million in research funding (including $.2 million in unearned revenues) pursuant to the 1995 Pfizer Agreement.

     In June 1995, Neurogen and Schering-Plough entered into the Schering-Plough Agreement to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14 million for rights relating to Neurogen's dopamine program and $3 million in each of 1995 and 1996 for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Neurogen has received an aggregate of approximately $7.2 million during the two-year period which commenced June 28, 1995, for research and development funding of the Company's dopamine program. In March 1997, Schering-Plough elected to extend the research program under the Schering-Plough Agreement for an additional one-year period, through June 1998, and to pay Neurogen $3.6 million to fund such research. The Company may receive additional research and development funding of up to $3.6 million per year for two additional one-year periods depending on whether and the extent to which Schering-Plough exercises its right to further extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $32 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. As of December 31, 1997, Schering-Plough had provided $9.0 million in research funding pursuant to the Schering-Plough Agreement. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all
clinical   development   and  marketing,   if  any,  of  drugs  subject  to  the
collaboration.

     In the fourth quarter of 1996 Neurogen entered into an agreement with American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories division. Under the terms of the agreement Neurogen received $0.8 million in license fees for ADCI, a small molecule pharmaceutical that Neurogen has been developing for the treatment of epilepsy and related disorders, and $0.8 million for 37,442 shares of common stock. Neurogen may receive up to an additional $11.0 million in the form of license fees, equity investment and milestone payments on world-wide sales of ADCI.

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

     As of December 31, 1997, the Company had approximately $13.6 million of net operating loss carryforwards available for federal income tax purposes which expire from the years 2004 through 2012. The Company had approximately $11.4 million of Connecticut state tax net operating loss carryforwards as of December 31, 1997 which expire in the years 1998 through 2002. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and researh and development credit carryforwards may be subject to an annual limitation in future periods.

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations to existing software and converting to new software. While the Company cannot accurately predict any impact the "Year 2000" problem may have on third parties with whom the Company conducts business, the Company believes that the cost of making its information systems "2000 ready" will not be material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Balance Sheets at December 31, 1997 and 1996...............................36-37

Statements of Operations for the years ended
December 31, 1997,1996 and 1995............................................   38

Statements of Stockholders' Equity for the years ended
December 31, 1997, 1996 and 1995...........................................   39

Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995...........................................   40

Notes to Financial Statements..............................................   41

Independent Auditors' Reports..............................................   50

                                               NEUROGEN CORPORATION

                                                  BALANCE SHEETS


                                                                           December 31
                                                                       -------------------
                                                                         1997      1996
                                                                       --------- ---------
                                                                      (In thousands, except
                                                                         per share data)
                                Assets
Current Assets:
Cash and cash equivalents............................................. $ 66,924  $ 62,823
Marketable securities.................................................   17,227    32,314
Receivable from corporate partners....................................    1,192       460
Other current assets..................................................    1,122     1,132
                                                                       --------- ---------
Total current assets..................................................   86,465    96,729
Property, plant & equipment:
Land and land improvements............................................      542       523
Building and building improvements....................................   16,377     8,679
Leasehold improvements................................................    4,026     4,005
Equipment.............................................................    8,422     5,903
Furniture.............................................................      484       311
Construction in progress..............................................       -        440
                                                                       --------- ---------
                                                                         29,851    19,861
Less accumulated depreciation and amortization........................    4,950     3,136
                                                                       --------- ---------
Net property, plant and equipment.....................................   24,901    16,725
Other assets, net.....................................................      503       415
                                                                       --------- ---------
                                                                       $111,869  $113,869
                                                                       ========= =========

                                               NEUROGEN CORPORATION

                                            BALANCE SHEETS--(Continued)
                                                                           December 31
                                                                       -------------------
                                                                         1997      1996
                                                                       --------- ---------
                                                                      (In thousands, except
                                                                         per share data)


              Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses.................................  $ 4,418   $ 3,010
Unearned revenue from corporate partners..............................      200     4,100
Current portion of mortgage payable...................................      205       181
                                                                       --------- ---------
Total current liabilities.............................................    4,823     7,291
Mortgage payable, excluding current portion...........................       74       279
Other compensation....................................................       54        54
                                                                       --------- ---------
Total liabilities.....................................................    4,951     7,624
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $.025 per share
authorized 2,000 shares; none issued..................................       -         -
Common stock, par value $.025 per share
authorized 30,000 shares; issued and outstanding 14,390 shares in 1997
and 14,252 in 1996....................................................      360       356
Additional paid-in capital............................................  110,231   108,491
Accumulated deficit...................................................   (2,776)   (2,519)
Deferred compensation.................................................     (894)       -
Unrealized (loss) on marketable securities............................       (3)      (83)
                                                                       --------- ---------
Total stockholders' equity............................................  106,918   106,245
                                                                       --------- ---------
                                                                       $111,869  $113,869
                                                                       ========= =========


                                  See accompanying notes to financial statements




                                               NEUROGEN CORPORATION

                                             STATEMENTS OF OPERATIONS

                                                          For the Years Ended December 31
                                                         ---------------------------------
                                                            1997        1996       1995
                                                         ----------- ---------- ----------
                                                       (In thousands, except per share data)
Operating revenues:
License fees............................................     $3,000     $3,750    $17,500
Research and development................................     14,979     14,536      9,429
                                                         ----------- ---------- ----------
Total operating revenues................................     17,979     18,286     26,929
Operating expenses:
Research and development................................     19,710     13,934     12,646
General and administrative..............................      3,566      3,295      2,939
                                                         ----------- ---------- ----------
Total operating expenses................................     23,276     17,229     15,585
                                                         ----------- ---------- ----------
Operating income (loss).................................     (5,297)     1,057     11,344
Other income (expense):
Investment income.......................................      5,075      4,988      2,353
Interest expense........................................        (35)       (51)       (69)
                                                         ----------- ---------- ----------
Total other income, net.................................      5,040      4,937      2,284
                                                         ----------- ---------- ----------
Income (loss) before provision for income taxes.........       (257)     5,994     13,628
Provision for income taxes..............................        -          100        275
                                                         ----------- ---------- ----------
Net income (loss).......................................      $(257)    $5,894    $13,353
                                                         =========== ========== ==========
Earnings (loss) per share:
Basic...................................................      $(.02)      $.42      $1.19
                                                         ----------- ---------- ----------
Diluted.................................................      $(.02)      $.38      $1.07
                                                         ----------- ---------- ----------
Shares used in calculation of earnings (loss) per share:
Basic...................................................     14,348     14,145     11,267
                                                         ----------- ---------- ----------
Diluted.................................................     14,348     15,449     12,479
                                                         ----------- ---------- ----------





                                  See accompanying notes to financial statements



                                               NEUROGEN CORPORATION

                                        STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     For the Years Ended December 31, 1997, 1996 and 1995
                                                 ------------------------------------------------------------

                                                                                                     Unrealized
                                                  Common Stock  Additional                           gain (loss)
                                                  -------------   Paid-in  Accumulated   Deferred    on marketable
                                                  Shares Amount   Capital    Deficit   Compensation  securities    Total
                                                  ------ ------ ---------- ----------- ------------  ------------- --------

                                                                         (In thousands)
Balance at December 31, 1994....................  10,083   $252   $45,608  $(21,766)        -            $(13)     $24,081
Issuance of shares for cash to Pfizer, Inc......     750    19     16,481        -          -             -         16,500
Issuance of shares for cash in public offering..   2,875    72     42,783        -          -             -         42,855
Exercise of stock options.......................     241     6      1,110        -          -             -          1,116
Net income......................................     -      -          -     13,353         -             -         13,353
Tax benefit relating to stock option exercises..     -      -          58        -          -             -             58
Unrealized gain on marketable securities........     -      -          -         -          -             113          113
                                                 ------  ------ ---------- ----------- ------------  ------------- ---------
Balance at December 31, 1995....................  13,949  $349   $106,040   $(8,413)        -            $100      $98,076
Issuance of shares for cash to American
Home Products Corporation.......................     37      1        749         -         -             -            750
Exercise of stock options.......................    260      6      1,623         -         -             -          1,629
Exercise of warrants............................      6      -          8         -         -             -              8
Net income......................................     -       -          -     5,894         -             -          5,894
Tax benefit relating to stock option exercises..     -       -         71        -          -             -             71
Unrealized loss on marketable securities........     -       -          -        -          -            (183)        (183)
                                                 ------ ------ ---------- ----------- ------------  ------------- ---------
Balance at December 31, 1996.................... 14,252   $356   $108,491   $(2,519)        -            $(83)    $106,245
Deferred compensation...........................     -       -        894        -      $(894)            -             -
Exercise of stock options.......................    138      4        846        -          -             -            850
Net loss........................................     -      -          -       (257)        -             -           (257)
Unrealized gain on marketable securities........     -      -          -          -         -              80           80
                                                 ------ ------ ---------- ----------- ------------  ------------- ---------
Balance at December 31, 1997.................... 14,390   $360   $110,231   $(2,776)    $(894)            $(3)    $106,918
                                                 ====== ====== ========== =========== ============  ============= =========





                                  See accompanying notes to financial statements




                                               NEUROGEN CORPORATION

                                             STATEMENTS OF CASH FLOWS

                                                                For the Years ended December 31
                                                                --------------------------------
                                                                   1997       1996       1995
                                                                ---------- ---------- ----------
                                                                         (In thousands)
Cash flows from operating activities:
Net income (loss)..............................................     $(257)    $5,894    $13,353
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense..........................     1,849      1,020        780
(Gain) loss on sale of assets..................................         4        (15)         3
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses..............     1,408        999      1,106
Increase in unearned revenue from corporate partners...........    (3,900)       -        4,100
(Increase) decrease in other current assets....................        10         62       (795)
Increase in receivable from corporate partners.................      (732)      (136)      (324)
(Increase) decrease in other assets, net.......................      (110)        67       (325)
                                                                ---------- ---------- ----------
Net cash provided by (used in) operating activities............    (1,728)     7,891     17,898
                                                                ---------- ---------- ----------
Cash flows from investing activities:
Purchase of plant and equipment................................   (10,033)    (6,600)    (2,172)
Purchases of marketable securities.............................   (35,060)   (42,584)   (79,514)
Maturities and sales of marketable securities..................    50,227     75,784     20,054
Proceeds from sale of assets...................................        26        109        -
                                                                ---------- ---------- ----------
Net cash provided by (used in) investing activities............     5,160     26,709    (61,632)
                                                                ---------- ---------- ----------
Cash flows from financing activities:
Exercise of stock options......................................       850      1,629      1,116
Principal payments under mortgage payable......................      (181)      (160)      (141)
Proceeds from sales of common stock, net.......................        -         750     59,355
Principal payments under capital lease obligations.............        -         -          (31)
                                                                ---------- ---------- ----------
Net cash provided by financing activities......................       669      2,219     60,299
                                                                ---------- ---------- ----------
Net increase in cash and cash equivalents......................     4,101     36,819     16,565
Cash and cash equivalents at beginning of year.................    62,823     26,004      9,439
                                                                ---------- ---------- ----------
Cash and cash equivalents at end of year.......................   $66,924    $62,823   $ 26,004
                                                                ========== ========== ==========



                                  See accompanying notes to financial statements

                              NEUROGEN CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS--Neurogen Corporation ("Neurogen" or the "Company") is an emerging neuropharmaceuticals Company engaged in the discovery and development of drugs. Neurogen's strategy is to discover and develop drugs which modulate communications between cells in such a way as to avoid or minimize the negative side effects typically associated with many currently prescribed medications. The Company has not derived any revenue from product sales to date.

     USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH EQUIVALENTS AND MARKETABLE SECURITIES--The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. The carrying values of cash equivalents at December 31, 1997 and 1996 were approximately $66,789,000 and $62,716,000, respectively.

     The Company considers its investment portfolio to be available-for-sale securities as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. Marketable securities at December 31, 1997 and 1996 consist of debt securities with maturities of three months to five years. The aggregate cost of marketable securities at December 31, 1997 and 1996 was approximately $17,230,000 and $32,397,000, respectively. Realized gains and losses have been determined by the specific identification method. The Company recognized gross realized gains of $116,000 and $15,000 in 1997 and 1996, respectively. Gross realized losses were $65,000 and $105,000 in 1997 and 1996, respectively.

     PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease.

     REVENUE   RECOGNITION--Payments  under  corporate  partner  agreements  are recorded as earned based on the performance requirements of the agreements, while related costs are expensed as incurred.

     STOCK-BASED COMPENSATION--The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for qualified stock option grants.

     INCOME TAXES--The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities as well as net operating loss carryforwards and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.
Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

     EARNINGS (LOSS) PER SHARE--In 1997, the Company adopted Statement of Accounting Standards No. 128, Earnings Per Share (EPS) which is effective for both interim and annual financial statements for periods ended after December 15, 1997. Under Statement 128, primary EPS computed in accordance with Opinion 15 has been replaced with a simpler calculation called the basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Fully dilutive EPS did not change significantly but has been renamed diluted EPS. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The difference between the shares used for the basic and dilutive calculation was the inclusion of 1,304,000 and 1,211,000 common equivalent shares in the dilutive calculation in 1996 and 1995, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts of the Company's invested cash and marketable securities approximate fair value as estimated based on quoted market prices. The carrying value of long-term debt approximates its fair value based upon currently available debt instruments having similar interest rates and maturities. The carrying amounts of the Company's other financial instruments approximate their fair value.

2.   CORPORATE PARTNER AGREEMENTS

     In 1992, the Company entered into a collaborative research agreement (the "1992 Pfizer Agreement") with Pfizer Inc. ("Pfizer"), pursuant to which Pfizer has provided $13,750,000 in equity financing. Pursuant to the 1992 Pfizer Agreement, the Company has received an aggregate of approximately $27,000,000 for research and development funding of the Company's anxiolytic and cognition enhancement projects. Neurogen could also receive additional milestone payments totaling $12,250,000 ($250,000 had been received as of December 31, 1997) if certain development and regulatory objectives are achieved regarding its products subject to the 1992 Pfizer Agreement. In return, Pfizer received the exclusive rights to manufacture and market GABA-based anxiolytics and cognition enhancers developed in the collaboration for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. In each of 1997, 1996 and 1995, Neurogen received approximately $3,960,000, $4,600,000 and $4,600,000 respectively, in research funding, which approximates the research costs it incurred in such years under the 1992 Pfizer Agreement.

     The Company entered into its second collaborative agreement (the "1994 Pfizer Agreement") with Pfizer in June 1994 pursuant to which Pfizer made an additional equity investment in the Company of $9,864,000. Pursuant to the 1994 Pfizer Agreement, the Company has received an aggregate of approximately $8,700,000 during the three-year period which commenced July 1, 1994, for research and development funding of the Company's sleep disorder project. Neurogen could also receive additional milestone payments totaling $3,250,000 if certain development and regulatory objectives are achieved regarding its products subject to the 1994 Pfizer Agreement. As part of the 1994 Pfizer Agreement, Pfizer received the exclusive right to manufacture and market GABA-based sleep disorder products developed in the collaboration for which it will pay Neurogen royalties depending upon net sales levels, if any. In 1997, 1996 and 1995, the Company received research funding of approximately $2,500,000, $2,379,000 and $2,629,000, respectively, which approximates the research costs incurred in such years under the 1994 Pfizer Agreement.

     In 1996 and 1997, Neurogen and Pfizer extended the 1992 and 1994 agreements. Neurogen earned $5,400,000 in 1997 and expects to receive $6,100,000 in 1998 for research and development funding of the Company's anxiolytic, cognitive enhancer and sleep programs. Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

         Neurogen and Pfizer entered into their third collaborative agreement (the "1995 Pfizer Agreement") in November 1995, pursuant to which Pfizer paid $3,500,000 in one-time license fees and made an additional equity investment in the Company of $16,500,000, bringing Pfizer's ownership of the Company's common stock up to 21%. Under such agreement, the Company is scheduled to receive an aggregate of approximately $7,200,000 during the three-year period which commenced November 1, 1995, to fund Neurogen's neuropeptide Y (NPY) eating disorders program and may receive up to $2,400,000 per year for two additional one-year periods, should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $28 million if certain development and regulatory objectives are achieved regarding its products subject to the 1995 Pfizer Agreement. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any collaboration products in NAFTA
(North American Free Trade Agreement) countries and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a share of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries. As of December 31, 1997, Pfizer had provided $5,400,000 in research funding (including $200,000 in unearned revenues) pursuant to the 1995 Pfizer Agreement.

     In June 1995, Neurogen and Schering Corporation and Schering-Plough Ltd. (together, "Schering-Plough") entered into an Agreement (the "Schering-Plough Agreement") to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received in 1995 one-time license fees of $14,000,000 in exchange for rights relating to Neurogen's dopamine program and $3,000,000 for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Schering-Plough also paid an additional $3,000,000 in 1996 which was included in unearned revenues at December 31, 1996 for the right to test additional libraries and was recognized as revenue in 1997. Neurogen received an aggregate of approximately $7,200,000 during the two-year period which commenced June 28, 1995, for research and development funding of the Company's dopamine program. In March 1997, Schering-Plough elected to extend the research program under the Schering-Plough Agreement for an additional one-year period, through June 1998. Neurogen received an additional $1,800,000 from this extension as of December 31, 1997. The Company may receive additional research and development funding of up to $3,600,000 per year for two additional one-year periods depending on whether, and the extent to which, Schering-Plough exercises its right to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $32,000,000 if certain development and regulatory objectives are achieved regarding its products subject to the Schering-Plough Agreement. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

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

3.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31 are summarized as follows (in thousands):
                        1997   1996
                       ------ ------
Accounts payable...... $3,374 $2,280
Accrued compensation..  1,044    730
                       ------ ------
                       $4,418 $3,010
                       ====== ======
4.   LONG-TERM DEBT AND LEASE OBLIGATIONS

     At December 31, 1997, the Company had a $279,000 mortgage payable on, and secured by, its Branford, Connecticut office and research facility, payable in monthly installments over ten years. The interest rate is adjusted quarterly to the prime rate plus 1%. At December 31, 1997, the prime rate was 8.5%.

     Aggregate annual principal payments applicable to the mortgage payable for the years subsequent to December 31, 1997 (in thousands) are:

1998...........................  $205
1999...........................    74
                                 ----
                                 $279
                                 ====

     In the third quarter of 1995, the Company entered into a ten year operating lease agreement to lease 24,000 square feet of space in a building adjacent to the Company's existing research facility. The Company has a renewal option to extend the lease for an additional ten year period. The Company may also exercise an option to purchase the building after the sixth year of the lease. The improvements made to the leased facility for laboratory and office space were completed in the fourth quarter of 1996 and are to be amortized over the life of the lease, or ten years. Rent expense totaled $126,000 in 1997, 1996 and 1995.

     Future minimum rental lease payments subsequent to December 31, 1997 (in thousands) are:

1998..........................  $ 126
1999..........................    126
2000..........................    130
2001..........................    151
2002..........................    151
Thereafter....................    429
                               ------
Total minimum lease payments.. $1,113
                               ======

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

     The following table presents the combined activity of its stock option plans for the years ended December 31, as follows:

                                             1997                1996                1995
                                     ------------------- ------------------- -------------------
                                                Weighted            Weighted            Weighted
                                                 Average             Average             Average
                                                Exercise            Exercise            Exercise
                                      Options     Price   Options     Price   Options     Price
                                     ---------- -------- ---------- -------- ---------- --------
Outstanding at January 1............ 2,875,044    $13.70 2,478,149    $11.10 2,002,085    $ 6.30
Granted.............................   782,349     16.27   669,830     20.54   748,652     21.94
Exercised...........................  (138,382)     6.60  (260,118)     6.43  (241,301)     5.52
Canceled............................  (119,089)    20.53   (12,817)    16.74   (31,287)     6.35
                                     ---------- -------- ---------- -------- ---------- --------
Outstanding at December 31.......... 3,399,922    $14.11 2,875,044    $13.70 2,478,149    $11.10
                                     ========== ======== ========== ======== ========== ========
Options exercisable at December 31.. 1,504,716    $10.78 1,121,296    $ 8.54   882,981     $6.30

     With respect to options for 66,250 shares granted at year-end 1997, if the recipient remains employed with the Company for a period of seven years from the date of grant, the exercise price for any of such options which have not been exercised at the end of the ten year term of such option, shall become zero. The exercise price for any of such options exercised prior to the end of such ten-year term shall be $13.50 per share, the market price of the common stock on the date of grant. In connection with this grant, the Company recorded deferred compensation totaling $894,000. Such deferred compensation is to be amortized over the seven year service period required for this provision to vest.

     The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company will continue to account for its stock option plans in accordance with the provisions of APB 25, "Accounting for Stock Issued to Employees."

     The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1997.

                                Weighted
                                Average   Weighted
                               Remaining   Average
     Range of        Number   Contractual Exercise    Number   Exercise
 Exercise Prices  Outstanding Life (Yrs.)   Price  Exercisable   Price
----------------- ----------- ----------- -------- ----------- --------
Less than $6.50..     129,965         3.7   $5.20     119,565    $5.12
$6.50-$10.00.....   1,302,608         6.1    6.57   1,002,958     6.55
$10.00-$20.00....   1,181,999         9.5   16.80     119,358    18.63
$20.00-34.88.....     785,350         8.3   25.16     262,835    25.93
                  -----------                      -----------
                    3,399,922                       1,504,716
                  ===========                      ===========

         As of December 31, 1997 the Company had a total of 41,278 warrants outstanding issuable for shares of common stock at $2.55 per share. Such warrants were issued to a prior lessor in connection with a sale and lease back of certain of the Company's furniture and equipment and expire in the year 2001.

     In February 1995, the Board of Directors approved the conversion of 112,000 warrants granted to the Company's scientific advisory board at $6.50 per share to options under the 1993 Omnibus Incentive Plan. The new options have substantially the same terms as the warrants which they replaced and are included in the table above as options granted.

     Compensation cost has not been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands):

                                                  1997          1996         1995
                                              -------------   --------     --------
Net earnings (loss) as reported.. ...........  $      (257)   $ 5,894      $13,353
Net earnings (loss) pro forma................  $    (6,613)   $   892      $13,132
Diluted earnings (loss) per share as reported  $      (.02)   $   .38      $  1.07
Diluted earnings (loss) per share-pro forma..  $      (.46)   $   .06      $  1.05

     The estimated fair value at date of grant for options granted in 1997, 1996 and 1995 was $9.07, $13.01 and $13.29, respectively, using the Black-Scholes model with the following weighted average assumptions:
                                          1997     1996     1995
                                         ------- -------- -------
Expected life...........................      5        5      5
Interest rate...........................   5.75%     6.4%   6.4%
Volatility..............................     65%      70%    70%

     The effects on 1997, 1996 and 1995 pro forma net earnings (loss) and net earnings (loss) per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years as the period presented includes only one, two and three years, respectively, of option grants under the Company's plans.

     The Company has reserved 4,065,778 shares of common stock for the exercise of options and warrants.

6.   INCOME TAXES

     The difference between the Company's "expected" tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before provision for income taxes, and actual tax is reconciled below (in thousands):

                                                                 1997      1996      1995
                                                               --------- --------- ---------
Expected tax provision (benefit) at 34%.......................   $ (87)    $2,038   $ 4,634
State tax provision (benefit) net of federal benefit..........     (20)       456     1,036
Change in the allowance for deferred tax assets allocated to
income tax expense............................................     100     (2,252)   (5,940)
R & D credit..................................................       -       (150)     (136)
Adjustment for state tax rate.................................       -         -        677
Nondeductible expense.........................................       7          8         4
                                                               --------- --------- ---------
                                                                  $  -      $ 100     $ 275
                                                               ========= ========= =========

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below (in thousands):

                                               1997      1996
                                             --------- ---------
DEFERED TAX ASSETS:
Federal tax operating loss carryforwards..     $4,619    $3,907
State tax operating loss carryforwards....        867       873
Research & development credit.............      1,595       803
Alternative minimum tax credit carryover..        366       366
Other miscellaneous.......................        296       225
                                             --------- ---------
Gross deferred asset......................      7,743     6,174
Valuation allowance.......................     (7,333)   (5,683)
                                             --------- ---------
Net deferred asset........................        410       491
DEFERRED TAX LIABILITY:
Depreciation..............................       (410)     (491)
                                             --------- ---------
Net asset/liability.......................        $-       $-
                                             ========= =========

     The valuation allowance changed by $1,650,000 during 1997 due primarily to the increase in net operating loss and research and development tax credit carry forwards. This allowance has been established due to the uncertainty in the ability of the Company to benefit in the future from the federal and state operating loss carry forwards.

     Any  subsequently   recognized  tax  benefits  relating  to  the  valuation
allowance for deferred tax assets as of December 31, 1997 would be allocated as follows (in thousands):

Income tax provision........ $3,177
Additional paid-in-capital..  4,156
                             ------
                             $7,333
                             ======

     As of December 31, 1997, the Company had approximately $13,585,000 of net operating loss carryforwards available for federal income tax purposes which expire in the years 2004 through 2012. The Company also had approximately $11,405,000 of Connecticut state tax operating loss carryforwards as of December 31, 1997 which expire in the years 1998 through 2002. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

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

8.   BENEFIT PLANS

     The Company maintains a 401(k) Plan under which all of the Company's employees are eligible to participate. Each year the Company may, but is not required to, make a discretionary matching contribution to the Plan. On a quarterly basis the Company matches employee contributions at a rate of 33% of up to 6% of an employee's salary. Contributions to the 401(k) plan totaled approximately $111,000 in 1997, $92,000 in 1996 and $49,000 in 1995.

     The Company has made loans to certain officers subject to various compensation agreements. The loans will be forgiven and recognized as compensation expense ratably over service periods of five to seven years. The amount of loans outstanding at December 31, 1997 was $587,000.

9.   SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made interest payments of approximately $36,000 in 1997, $51,000 in 1996 and $69,000 in 1995. The Company made no income tax payments in 1997, $37,000 in 1996 and $256,000 in 1995.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Neurogen Corporation

     We have audited the accompanying balance sheets of Neurogen Corporation as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurogen Corporation at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.
                                                           ERNST & YOUNG LLP

Boston, Massachusetts
February 13, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Neurogen Corporation

     We have audited the statements of operations, stockholders' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurogen Corporation, the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                           KPMG PEAT MARWICK LLP

Hartford, Connecticut
February 12, 1996

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported on the Company's Current Report on Form 8-K dated April 25, 1996, the Company, upon the approval of the Audit Committee of its Board of Directors, elected not to retain KPMG Peat Marwick LLP as its principal independent accountants. On April 26, 1996, the Audit Committee of the Board of Directors appointed Ernst & Young LLP to succeed KPMG Peat Marwick LLP as the principal independent accountants of the Company.

     There has not been any disagreements with the Company's accountants on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure in the last fiscal year.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information relating to directors and executive officers of the Company, reference is made to pages 2 through 5 and 8 through 12 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 27, 1998, which information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     For information relating to executive compensation, reference is made to pages 8 through 12 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 27, 1998, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information relating to the security ownership of certain beneficial owners and management, reference is made to pages 6 and 7 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 27, 1998, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information relating to certain relationships and related transactions, reference is made to page 5 and pages 8 through 12 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 27, 1998, which information is incorporated herein by reference.

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

   (3)   Executive Compensation Plans and Arrangements

     The following executive compensation plans or arrangements are required to be filed, and are filed, as exhibits to this Form 10-K:

EXHIBIT
NUMBER                               DESCRIPTION
-------   ----------------------------------------------------------------------
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


 (4) Exhibits

EXHIBIT
NUMBER                               DESCRIPTION
-------   ----------------------------------------------------------------------
3.1    -  Restated Certificate of Incorporation, filed June 17, 1994.

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

99.1 - Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1998 (to be filed with the Commission on or before April 29, 1998).


   (b)   Reports on Form 8-K

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of fiscal year 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NEUROGEN CORPORATION

                                                   /S/ HARRY H. PENNER, JR.
                                               By:______________________________
                                                     Harry H. Penner, Jr.
                                           President and Chief Executive Officer


Date: March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:

       SIGNATURE                    TITLE                              DATE
      -----------                  -------                            ------


            *
___________________________  Chairman of the Board                March 31, 1998
     Frank C. Carlucci         and Director





 /S/ HARRY H. PENNER, JR.
___________________________  President, Chief Executive           March 31, 1998
    Harry H. Penner, Jr.       Officer and Director
                               (Principal Executive
                               Officer)


             *
___________________________  Executive Vice President,            March 31, 1998
    John F. Tallman, Ph.D.     Secretary and Director



  /S/ STEPHEN R. DAVIS
___________________________  Vice President--Finance,             March 31, 1998
     Stephen R. Davis          Chief Financial Officer
                               and Treasurer (Principal
                               Financial and Accounting
                               Officer)


             *
_________________________   Director                              March 31, 1998
   Robert H. Roth, Ph.D.



             *
__________________________  Director                              March 31, 1998
   Jeffrey J. Collinson



             *
_________________________  Director                               March 31, 1998
        John Simon



             *
_________________________  Director                               March 31, 1998
     Robert M. Gardiner




             *
_________________________  Director                               March 31, 1998
  Robert N. Butler, M.D.




________________________  Director                                March 31, 1998
      Suzanne Woolsey



             *
________________________  Director                                March 31, 1998
     Barry M. Bloom



             *
________________________  Director                                March 31, 1998
      Mark Novitch



     /S/ HARRY H. PENNER, JR.
*By:____________________
Harry H. Penner, Jr., Attorney-in-Fact

                                                               EXHIBIT 23.1

                         Consent of Independent Auditors

     We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 33-43441, 33-43541 and 33-81266) pertaining to the Neurogen Stock Option Plan, the 1993 Omnibus Incentive Plan and the 1993 Non-Employee Directors Plan of Neurogen Corporation of our report dated February 13, 1998, with respect to the financial statements of Neurogen Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 1997.


                                            ERNST & YOUNG LLP


  Boston,  Massachusetts
  March 25, 1998

                                                              EXHIBIT 23.2

                          Independent Auditors' Consent

  The Board of Directors
  Neurogen Corporation:

     We consent to the use of our report dated February 12, 1996 of Neurogen Corporation relating to statements of operations, stockholders' equity and cash flows for the year ended December 31, l995 which report appears in the December 31, 1997 annual report on Form 10-K of Neurogen Corporation.


                                            KPMG PEAT MARWICK  LLP

  Hartford, Connecticut
  March 25, 1998

                                POWER OF ATTORNEY

           KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
 Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1997, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

           IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 7th day of March, 1998.

                                                    /s/ FRANK C. CARLUCCI
                                                    ----------------------------
                                                       Frank C. Carlucci

                               POWER OF ATTORNEY

           KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
 Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1997, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

           IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 7th day of March, 1998.

                                                    /s/ JOHN F. TALLMAN
                                                    ----------------------------
                                                       John F. Tallman

                               POWER OF ATTORNEY

           KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
 Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1997, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

           IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 7th day of March, 1998.

                                                    /s/ ROBERT H. ROTH, PH.D.
                                                    ----------------------------
                                                       Robert H. Roth, Ph.D.

                               POWER OF ATTORNEY

           KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
 Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1997, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

           IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 7th day of March, 1998.

                                                    /s/ JEFFREY J. COLLINSON
                                                    ----------------------------
                                                       Jeffrey J. Collinson

                               POWER OF ATTORNEY

           KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
 Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1997, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

           IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 7th day of March, 1998.

                                                    /s/ JOHN SIMON
                                                    ----------------------------
                                                       John Simon

                               POWER OF ATTORNEY

           KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
 Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1997, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

           IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 7th day of March, 1998.

                                                    /s/ ROBERT M. GARDINER
                                                    ----------------------------
                                                       Robert M. Gardiner

                               POWER OF ATTORNEY

           KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
 Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1997, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

           IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 7th day of March, 1998.

                                                    /s/ ROBERT N BUTTER, M D
                                                    ----------------------------
                                                       Robert N. Butler, M.D.

                               POWER OF ATTORNEY

           KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
 Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1997, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

           IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 7th day of March, 1998.

                                                    /s/ BARRY M. BLOOM
                                                    ----------------------------
                                                        Barry M. Bloom

                               POWER OF ATTORNEY

           KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
 Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1997, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

           IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 7th day of March, 1998.

                                                    /s/ MARK NOVITCH
                                                    ----------------------------
                                                        Mark Novitch