Form 10-Q
period 1998-03-31
NEUROGEN CORP
filed 1998-05-15
CIK 849043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



     As of May 15, 1998 the registrant had 14,413,710 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number

                         Part I - Financial Information


Item 1. Financial Statements...............................................  1

        Balance Sheets at March 31, 1998 and
         December 31, 1997................................................. 1,2
        Statements of Operations for the three-month periods ended
         March 31, 1998 and 1997 ..........................................  3
        Statements of Cash Flows for the three-month periods ended
         March 31, 1998 and 1997 ..........................................  4
        Notes to Financial Statements......................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 6-11

                           Part II - Other Information

Item 1. Legal Proceedings.................................................   12

Item 2. Changes in Securities.............................................   12

Item 3. Defaults upon Senior Securities...................................   12

Item 4. Submission of Matters to a Vote of Security Holders...............   12

Item 5. Other Information.................................................   12

Item 6. Exhibits and Reports on Form 8-K..................................   12

Signature  ................................... ...........................   14

Exhibit Index  ........................................................... 15-17

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                                                    NEUROGEN CORPORATION
                                                       BALANCE SHEETS
                                                       (In thousands)



                                                           MARCH 31, 1998                 DECEMBER 31, 1997
                          Assets                            (UNAUDITED)                       (AUDITED)
                                                           --------------                  ---------------
Current assets:
   Cash and cash equivalents                               $      58,890                     $     66,924
   Marketable securities                                          21,864                           17,227
   Receivables from corporate partners                               784                            1,192
   Other current assets                                            1,058                            1,122
                                                            -------------                  ---------------
       Total current assets                                       82,596                           86,465

Property, plant & equipment:
   Land and land improvements                                         542                              542
   Building and building improvements                              16,539                           16,377
   Leasehold improvements                                           4,026                            4,026
   Equipment                                                        8,816                            8,422
   Furniture                                                          506                              484
                                                           ---------------                 ----------------
                                                                   30,429                           29,851
   Less accumulated depreciation & amortization                     5,508                            4,950
                                                           ---------------                 ----------------
       Net property, plant and equipment                           24,921                           24,901
Other assets, net                                                     466                              503
                                                           ---------------                 ----------------
                                                           $      107,983                  $       111,869
                                                           ===============                 ================






See accompanying notes to financial statements.



                                                    NEUROGEN CORPORATION
                                                       BALANCE SHEETS
                                            (In thousands, except per share data)



                                                             MARCH 31, 1998              DECEMBER 31, 1997
                                                               (UNAUDITED)                   (AUDITED)
                                                           -----------------             -----------------
            Liabilities & Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                   $          2,362              $           4,418
   Unearned revenue from corporate partners                            -                               200
   Current portion of mortgage payable                                  211                            205
                                                           -----------------             ------------------
       Total current liabilities                                      2,573                          4,823
Mortgage payable, excluding current portion                              19                             74
Other compensation                                                       54                             54
                                                           -----------------             ------------------
       Total liabilities                                              2,646                          4,951

Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.025 per share
       Authorized 20,000 shares; none issued                            -                              -
   Common stock, par value $.025 per share
       Authorized 30,000 shares;  issued and outstanding
       14,401 shares at March 31, 1998 and 14,390 shares
       at December 31, 1997                                             360                            360
   Additional paid-in capital                                       110,477                        110,231
   Accumulated deficit                                               (4,479)                        (2,776)
   Deferred compensation                                               (982)                          (894)
   Unrealized loss on marketable securities                             (39)                            (3)
                                                           -----------------             ------------------
       Total stockholders' equity                                   105,337                        106,918
                                                           -----------------             ------------------
                                                           $        107,983              $         111,869
                                                           =================             ==================






See accompanying notes to financial statements.


                                                    NEUROGEN CORPORATION
                                                   STATEMENTS OF OPERATIONS
                                            (In thousands, except per share data)



                                                                       THREE MONTHS              THREE MONTHS
                                                                           ENDED                    ENDED
                                                                       MARCH 31, 1998           MARCH 31, 1997
                                                                        (UNAUDITED)               (UNAUDITED)
                                                                    ----------------            ---------------

Operating revenues:
   License fees                                                     $           -               $        3,000
   Research and development                                                   3,214                      3,979
                                                                    ----------------            ---------------
       Total operating revenues                                               3,214                      6,979
Operating expenses:
   Research and development                                                   5,005                      4,369
   General and administrative                                                   999                        955
                                                                    ----------------            ----------------
       Total operating expenses                                               6,004                      5,324
                                                                    ----------------            ----------------
            Operating income (loss)                                          (2,790)                     1,655
Other income (expense):
   Investment income                                                          1,093                      1,241
   Interest expense                                                              (6)                       (11)
                                                                    ----------------            ----------------
       Total other income, net                                                1,087                      1,230
                                                                    ----------------            ---------------
Income (loss) before provision for income taxes                     $        (1,703)            $        2,885
Provision for income taxes                                                       -                          35
                                                                    ----------------            ----------------
Net income (loss)                                                            (1,703)                     2,850
                                                                    ================            ================
Earnings (loss) per share:
   Basic                                                            $         (0.12)            $         0.20
                                                                    ================            ================
   Diluted                                                          $         (0.12) (1)        $         0.19
                                                                    ================            ================
Shares used in calculation of earnings (loss) per share:
   Basic                                                                     14,392                     14,282
                                                                    ================            ================
   Diluted                                                                   14,392  (1)                15,366
                                                                    ================            ================



See accompanying notes to financial statements.

(1) The common stock equivalents have not been included as their inclusion would be anti-dilutive.


                                                    NEUROGEN CORPORATION
                                                  STATEMENTS OF CASH FLOWS
                                                       (In thousands)


                                                                   THREE MONTHS                 THREE MONTHS
                                                                       ENDED                        ENDED
                                                                  MARCH 31, 1998               MARCH 31, 1997
                                                                    (UNAUDITED)                  (UNAUDITED)
                                                                 ---------------              ---------------

Cash flows from operating activities:
   Net income (loss)                                             $       (1,703)              $        2,850
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization expense                                696                          394
   Changes in operating assets and liabilities:
       Decrease in accounts payable and accrued expenses                 (2,056)                      (1,093)
       Decrease in unearned revenue from corporate partners                (200)                      (2,405)
       Decrease in other current assets                                      64                          245
       (Increase) decrease in receivable from corporate partners            408                         (174)
       Decrease in other assets, net                                         31                            9
                                                                 ---------------               --------------
          Net cash used in operating activities                          (2,760)                        (174)

Cash flows from investing activities:
       Purchase of plant and equipment                                     (578)                      (1,542)
       Purchases of marketable securities                               (11,666)                         (10)
       Maturities and sales of marketable securities                      6,994                       11,805
                                                                 ---------------               --------------
          Net cash provided by (used in) investing activities            (5,250)                      10,253

Cash flows from financing activities:
   Exercise of employee stock options                                        25                          446
   Principal payments under mortgage payable                                (49)                         (43)
                                                                 ---------------               --------------
       Net cash provided by (used in) financing activities                   24                          403
                                                                 ---------------               --------------
       Net increase (decrease) in cash and cash equivalents              (8,034)                      10,482

Cash and cash equivalents at beginning of period                         66,924                       62,823
                                                                 ---------------               --------------
Cash and cash equivalents at end of period                       $       58,890                $      73,305
                                                                 ===============               ==============



See accompanying notes to financial statements.

                              Neurogen Corporation
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

  (1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

 (2)     EARNINGS (LOSS) PER SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings per Share", which became effective in 1997, requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents.
         Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised. The difference between the shares used for the basic and dilutive calculation for the period ended March 31, 1997 was the inclusion of 1,084,086 common equivalent shares.

 (3)     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

         As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no material impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income.

         For  the  three  month  periods  ended March 31, 1998  and  1997, total
         comprehensive   income  (loss)   was   ($1,739,000)  and   $2,801,000,
         respectively.

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

         THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                  The Company's operating revenues decreased to $3.2 million for the three months ended March 31, 1998 as compared to $7.0 million for the same period in 1997, which included a nonrecurring license fee of $3.0 million. This decrease in operating revenues was due to the impact of this nonrecurring license fee, together with a scheduled reduction in research funding received, and a decrease in clinical expense reimbursement, which are associated with the level of Neurogen clinical expenses in its collaborative efforts with Pfizer to develop drugs for the treatment of obesity. License fees in 1997 represented the recognition of a previously unearned $3.0 million fee from Schering-Plough for access to a portion of Neurogen's combinatorial chemistry libraries. Research and development revenues decreased in 1998 due to a scheduled reduction in funding under the 1994 Pfizer Agreement offset by increased revenues recognized from the December 1996 extension of the 1992 and 1994 Pfizer agreements as described below, and in the case of Neurogen's NPY obesity collaboration with Pfizer, a reduction in reimbursement of costs under a cost sharing arrangement for certain expenses associated with human clinical trials conducted by Neurogen. The amount of such reimbursements may fluctuate significantly depending on the level of clinical trials being conducted. The amount of scheduled research funding may also fluctuate significantly depending on the extent to which Pfizer or Shering-Plough elect to extend the research programs under their respective collaborations.

                  Research and development costs increased 15 percent to $5.0 million for the three-month period ended March 31, 1998 as compared to the same period in 1997. The increase is primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD (Accelerated Intelligent Drug Design Program) for the discovery of new drug candidates. Research and development expenses represented 83 percent and 82 percent of total expenses in 1998 and 1997 respectively.

                  General and   administrative  expenses  remained  flat at $1.0
         million  for  the   three-month   period  ended   March  31,   1998  as
         compared to the same period in 1997.

                  Other income consisting primarily of interest income, and gains and losses from invested cash and marketable securities decreased 12 percent for the first quarter of 1998 as compared to the same period in 1997 due to a lower level of invested funds.

                  The Company recognized a net a loss of $1.7 million for the three months ended March 31, 1998 as compared with a net income of $2.9 million for the same period in 1997. The decrease in earnings is primarily due to a decrease in operating revenues, and an increase in research and development expenses for the first quarter of 1998 due to the factors described above.


         LIQUIDITY AND CAPITAL RESOURCES

             At March 31, 1998 and December 31, 1997, cash, cash equivalents and marketable securities were in the aggregate $80.8 million and $84.2 million respectively. While the Company's aggregate level of cash, cash equivalents and marketable securities decreased slightly during the first quarter of 1998, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

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

             In the first quarter of 1992, the Company entered into a collaborative agreement (the "1992 Pfizer Agreement") pursuant to which Pfizer made a $13.8 million equity investment in the Company. Under this agreement, the Company received $4.6 million in each year from 1992 through 1996 and is receiving additional funding pursuant to a December 1996 extension, as described below. Neurogen could also receive milestone payments of up to $12.5 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter gamma-aminobutyric acid, or GABA, and for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. As of March 31, 1998, Pfizer had provided $28.4 million of research funding to the Company pursuant to the 1992 Pfizer Agreement and $0.3 million due to the completion of a clinical development milestone, in addition to its $13.8 million equity investment in 1992.

             Neurogen and Pfizer entered into their second collaborative agreement (the "1994 Pfizer Agreement") in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company. Under this agreement, the Company received approximately $7.4 million during the three-year period which commenced July 1, 1994, to fund Neurogen's sleep disorder program and is receiving additional funding pursuant to a December 1996 extension, as described below. Neurogen could also receive milestone payments of up to $3.3 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this second collaboration, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties depending upon net sales levels, if any. As of March 31, 1998, Pfizer had provided $9.1 of research funding to the Company pursuant to the 1994 Pfizer Agreement, in addition to its $9.9 million equity investment in 1994.

             In December 1996, Neurogen and Pfizer extended the research programs under the 1992 Pfizer Agreement and 1994 Pfizer Agreement through 1998. Pursuant to the extension agreement, Neurogen has earned $1.6 million in the first quarter of 1998 (which amount is included in the above-described cumulative totals earned for the 1992 and 1994 agreements) and under the extension expects to receive an additional $4.5 million during the remainder of 1998 for research and development funding of the Company's GABA-based anxiolytic, cognitive enhancer and sleep disorders projects.

             Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

             Neurogen  and  Pfizer   entered  into  their  third   collaborative
         agreement (the "1995 Pfizer Agreement") in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company bringing Pfizer's ownership of the Company's common stock up to approximately 21 percent and paid a $3.5 million license fee. The Company is scheduled to receive approximately $2.4 million per year during the three consecutive one year periods which commenced November 1, 1995, to fund Neurogen's neuropeptide Y (NPY) eating disorders program. Pfizer has recently elected to extend this research program for an additional one year period through October 1999 and to pay Neurogen $2.4 million to fund such research. Neurogen may also receive up to an additional $2.4 million for a fifth year should Pfizer exercise its option to extend the research program under the collaboration. Neurogen could also receive milestone payments of up to approximately $28 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any collaboration products in NAFTA countries and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries. As March 31, 1998, Pfizer had provided $5.4 million in research funding pursuant to the 1995 Pfizer Agreement.

             In  June   1995,  Neurogen  and  Schering-Plough  entered  into  an
         agreement (the "Schering-Plough Agreement") to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14.0 million for rights relating to Neurogen's dopamine program and $3.0 million in each of 1995 and 1996 for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Neurogen received scheduled funding aggregating approximately $7.2 million during the two-year period which commenced June 28, 1995, for research and development funding of the Company's dopamine program. In March 1997, Schering-Plough elected to extend the research program under the Schering-Plough Agreement for an additional one-year period, through June 1998, and to pay Neurogen $3.6 million to fund such research. The Company may receive additional research and development funding of up to $3.6 million per year for two additional one-year periods depending on whether and the extent to which Schering-Plough exercises its right to further extend the research program under the collaboration. Recently, Schering-Plough informed the Company that it had not yet determined whether it wishes to extend the research program beyond June 1998. Neurogen expects to reach a decision with Schering-Plough within the next few weeks. Neurogen could also receive milestone payments of up to approximately $32 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. As of March, 31 1998, Schering-Plough had provided $9.9 million in research funding pursuant to the Schering-Plough Agreement. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

             In the fourth quarter of 1996, Neurogen entered into an agreement, the "American Home Products Agreement", acting through its Wyeth-Ayerst Laboratories division. Under the terms of the agreement, Neurogen received $0.8 million in license fees for ADCI, a small molecule pharmaceutical that Neurogen has been developing for the treatment of epilepsy and related disorders, and $0.8 million for 37,442 shares of common stock. Neurogen may receive up to an additional $11.0 million in the form of license fees, equity investment and milestone payments on world-wide sales of ADCI.

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

             The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations to existing software and converting to new software. While the Company cannot accurately predict any impact the "Year 2000" problem may have on third parties with whom the Company conducts business, the Company believes that the cost of making its information systems "2000 ready" will not be material.

                           Part II - Other Information


Item 1. Legal Proceedings

              Not applicable for the first quarter ended March 31, 1998.

Item 2. Changes in Securities

              Not applicable for the first quarter ended March 31, 1998.

Item 3. Defaults upon Senior Securities

              Not applicable for the first quarter ended March 31, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

              Not applicable for the first quarter ended March 31, 1998.

Item 5. Other information

              Not applicable for the first quarter March 31, 1998.

Item 6. Exhibits and Reports on Form 8-K

           (a) See Exhibit Index on page 11.

           (b) None

SAFE HARBOR STATEMENT

Statements which are not historical facts, including statements about the Company's confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company's expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are "forward looking statements" within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, the failure to attract or retain scientific management personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates which could slow or prevent product development efforts, competition within the Company's anticipated product markets, the Company's dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company's business, risk that patents and confidentiality agreements will not adequately protect the Company's intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company's products, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 1997, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

                                    Signature



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            NEUROGEN CORPORATION



                                               By:/s/   STEPHEN R. DAVIS
                                                  ------------------------
                                                    Stephen R. Davis
                                                    Vice President-Finance
                                                    and Chief Financial Officer

Date:  May 15, 1998

                                  Exhibit Index

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

27.1    - Financial Data Schedule