Form 10-Q
period 1998-06-30
NEUROGEN CORP
filed 1998-08-14
CIK 849043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



     As of August 14, 1998 the registrant had 14,427,279 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number

                         Part I - Financial Information


Item 1. Financial Statements...............................................  1

        Balance Sheets at June 30, 1998 and
         December 31, 1997................................................. 1,2
        Statements of Operations for the three-month and six-month periods ended June 30, 1998 and 1997 .............................  3
        Statements of Cash Flows for the six-month periods ended
         June 30, 1998 and 1997 ...........................................  4
        Notes to Financial Statements......................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 6-12

                           Part II - Other Information

Item 1. Legal Proceedings.................................................   13

Item 2. Changes in Securities.............................................   13

Item 3. Defaults upon Senior Securities...................................   13

Item 4. Submission of Matters to a Vote of Security Holders............... 13-14

Item 5. Other Information.................................................   14

Item 6. Exhibits and Reports on Form 8-K..................................   14

Signature  ................................... ...........................   16

Exhibit Index  ........................................................... 17-19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                                                    NEUROGEN CORPORATION
                                                       BALANCE SHEETS
                                                       (In thousands)



                                                           JUNE 30, 1998                 DECEMBER 31, 1997
                          Assets                            (UNAUDITED)                       (AUDITED)
                                                           --------------                  ---------------
Current assets:
   Cash and cash equivalents                               $      55,291                   $       66,924
   Marketable securities                                          24,008                           17,227
   Receivables from corporate partners                               322                            1,192
   Other current assets                                              940                            1,122
                                                            -------------                  ---------------
       Total current assets                                       80,561                           86,465

Property, plant & equipment:
   Land and land improvements                                         542                              542
   Building and building improvements                              16,579                           16,377
   Leasehold improvements                                           4,026                            4,026
   Equipment                                                        9,167                            8,422
   Furniture                                                          518                              484
                                                           ---------------                 ----------------
                                                                   30,832                           29,851
   Less accumulated depreciation & amortization                     6,086                            4,950
                                                           ---------------                 ----------------
       Net property, plant and equipment                           24,746                           24,901
Other assets, net                                                     433                              503
                                                           ---------------                 ----------------
                                                           $      105,740                  $       111,869
                                                           ===============                 ================






See accompanying notes to financial statements.



                                                    NEUROGEN CORPORATION
                                                       BALANCE SHEETS
                                            (In thousands, except per share data)



                                                             JUNE 30, 1998              DECEMBER 31, 1997
                                                               (UNAUDITED)                   (AUDITED)
                                                           -----------------             -----------------
            Liabilities & Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                   $          1,662              $           4,418
   Unearned revenue from corporate partners                             260                            200
   Current portion of mortgage payable                                  180                            205
                                                           -----------------             ------------------
       Total current liabilities                                      2,102                          4,823
Mortgage payable, excluding current portion                              -                              74
Other compensation                                                       54                             54
                                                           -----------------             ------------------
       Total liabilities                                              2,156                          4,951

Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.025 per share
       Authorized 20,000 shares; none issued                            -                              -
   Common stock, par value $.025 per share
       Authorized 30,000 shares;  issued and outstanding
       14,422 shares at June 30, 1998 and 14,390 shares
       at December 31, 1997                                             361                            360
   Additional paid-in capital                                       110,809                        110,231
   Accumulated deficit                                               (6,486)                        (2,776)
   Deferred compensation                                             (1,097)                          (894)
   Unrealized loss on marketable securities                              (3)                            (3)
                                                           -----------------             ------------------
       Total stockholders' equity                                   103,584                        106,918
                                                           -----------------             ------------------
                                                           $        105,740              $         111,869
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


                                                            NEUROGEN CORPORATION
                                                          STATEMENTS OF OPERATIONS
                                                   (In thousands, except per share data)



                                                               THREE MONTHS       THREE MONTHS       SIX MONTHS      SIX MONTHS
                                                                   ENDED              ENDED            ENDED            ENDED
                                                               JUNE 30, 1998      JUNE 30, 1997     JUNE 30, 1998   JUNE 30, 1997
                                                                (UNAUDITED)        (UNAUDITED)       (UNAUDITED)     (UNAUDITED)
                                                             ----------------    ---------------   --------------   -------------

Operating revenues:
   License fees                                              $           -       $          -      $         -      $      3,000
   Research and development                                            3,185              3,949            6,400           7,928
                                                             ----------------    ---------------    -------------   -------------
       Total operating revenues                                        3,185              3,949            6,400          10,928
Operating expenses:
   Research and development                                            5,196              4,505           10,200           8,874
   General and administrative                                          1,093                965            2,091           1,920
                                                             ----------------    ----------------   -------------   -------------
       Total operating expenses                                        6,289              5,470           12,291          10,794
                                                             ----------------    ----------------   -------------   -------------
            Operating income (loss)                                   (3,104)            (1,521)          (5,891)            134
Other income (expense):
   Investment income                                                   1,102              1,276            2,193           2,517
   Interest expense                                                       (5)               (10)             (11)            (21)
                                                             ----------------    ----------------   -------------   -------------
       Total other income, net                                         1,097              1,266            2,182           2,496
                                                             ----------------    ----------------   -------------   -------------
Income (loss) before provision for income taxes                       (2,007)              (255)          (3,709)          2,630
Provision for income taxes                                                -                  -                -               35
                                                             ----------------    ----------------   -------------   -------------
Net income (loss)                                            $        (2,007)    $         (255)    $     (3,709)   $      2,595
                                                             ================    ================   =============   =============
Earnings (loss) per share:
   Basic                                                     $         (0.14)    $        (0.02)     $     (0.26)   $       0.18
                                                             ================    ================   =============   =============
   Diluted                                                   $         (0.14)    $        (0.02)     $     (0.26)   $       0.17
                                                             ================    ================   =============   =============
Shares used in calculation of earnings (loss) per share:
   Basic                                                              14,411             14,339           14,399          14,313
                                                             ================    ================   =============   =============
   Diluted                                                            14,411             14,339           14,399          15,345
                                                             ================    ================   =============   =============



See accompanying notes to financial statements.


                                                             NEUROGEN CORPORATION
                                                           STATEMENTS OF CASH FLOWS
                                                                (In thousands)


                                                                         SIX MONTHS           SIX MONTHS
                                                                            ENDED                ENDED
                                                                        JUNE 30, 1998        JUNE 30, 1997
                                                                        (UNAUDITED)           (UNAUDITED)
                                                                    ------------------      ---------------


Cash flows from operating activities:
   Net income (loss)                                                $       (3,709)         $       2,595
   Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
       Depreciation and amortization expense                                 1,386                    802
       Net gain on sale of assets                                               -                       3
   Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable and accrued expenses         (2,756)                   747
       Increase (decrease) in unearned revenue from corporate partners          60                 (3,900)
       Decrease in other current assets                                        181                     45
       (Increase) decrease in receivable from corporate partners               870                   (251)
       Decrease in other assets, net                                            59                     32
                                                                     -----------------      ---------------
          Net cash provided by (used in) operating activities               (3,909)                    73

Cash flows from investing activities:
       Purchase of plant and equipment                                        (981)                (5,025)
       Purchases of marketable securities                                  (18,077)               (24,383)
       Maturities and sales of marketable securities                        11,298                 19,662
       Proceeds from sale of asset                                              -                      25
                                                                     -----------------      ---------------
          Net cash used in investing activities                             (7,760)                (9,721)

Cash flows from financing activities:
       Exercise of employee stock options                                      135                    593
       Principal payments under mortgage payable                               (99)                   (87)
                                                                     -----------------      ---------------
          Net cash provided by financing activities                             36                    506
                                                                     -----------------      ---------------
          Net decrease in cash and cash equivalents                        (11,633)                (9,142)

Cash and cash equivalents at beginning of period                            66,924                 62,823
                                                                     -----------------      ---------------
Cash and cash equivalents at end of period                           $      55,291          $      53,681
                                                                     =================      ===============



See accompanying notes to financial statements.

                              Neurogen Corporation
                          Notes to Financial Statements
                                 June 30, 1998
                                   (Unaudited)

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

 (2)     EARNINGS (LOSS) PER SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings per Share", which became effective in 1997, requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents, if dilutive. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised. The difference between the shares used for the basic and dilutive calculation for the six months ended June 30, 1997 was the inclusion of 1,031,068 common equivalent shares.

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

         For the three months ended June 30, 1998 and 1997, total comprehensive loss was ($1,934,000) and ($101,000). For the six months ended June 30, 1998 and 1997, total comprehensive income (loss) was ($3,673,000) and $2,700,000, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Since its inception in September 1987, Neurogen has been engaged in the discovery and development of drugs. The Company has not derived any revenue from product sales and, excluding the effect of one-time license fees received in 1996 from Schering-Plough Corporation ("Schering-Plough") and American Home Products Corporation ("American Home Products") and from Schering-Plough and Pfizer Inc. ("Pfizer") in 1995, expects to incur significant losses in most years prior to deriving any such product revenues. Revenues to date have come from three collaborative research agreements entered into with Pfizer, (the "Pfizer Agreements"), one collaboration with Schering-Plough, one license agreement with American Home Products and from interest income.

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

         THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                  The Company's operating revenues decreased to $3.2 million for the three months ended June 30, 1998 as compared to $3.9 million for the same period in 1997. Research and development revenues decreased in 1998 $0.7 million, to $3.2 million due primarily to a scheduled
         reduction  in funding  under  the   1994   Pfizer  Agreement partially
         offset by increased revenues recognized from the December 1996 extension of the 1992 and 1994 Pfizer Agreements as described below, and, in the case of Neurogen's NPY obesity collaboration with Pfizer, a reduction in reimbursement of costs under a cost sharing arrangement for certain expenses associated with human clinical trials conducted by Neurogen. The amount of such reimbursements may fluctuate significantly depending on the level of clinical trials being conducted. The amount of scheduled research funding may also fluctuate significantly depending on the extent to which Pfizer elects to extend the research programs.

                  Research and development expenses increased 15 percent to $5.2 million for the three-month period ended June 30, 1998 as compared to the same period in 1997. The increase is primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD (Accelerated Intelligent Drug Design Program) for the discovery of new drug candidates. Research and development expenses represented 83 percent of total operating expenses in 1998 and 82 percent in 1997.

                  General and administrative expenses increased 13 percent to $1.1 million for the three-month period ended June 30, 1998 as compared to $1.0 million for the same period in 1997. The increase is due to an increased level of administrative expenses necessary to support a growing research staff.

                  Other income, consisting primarily of interest income, and gains and losses from invested cash and marketable securities, decreased 13 percent for the second quarter of 1998 as compared to the same period in 1997 due to a lower level of invested funds and slightly lower interest rates.

                  The Company recognized a net loss of $2.0 million for the three months ended June 30, 1998 as compared with a net loss of $.3 million for the same period in 1997. The decrease in earnings is primarily due to a decrease in operating revenues, and an increase in research and development expenses for the second quarter of 1998 due to the factors described above.

         SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                  The Company's  operating  revenues  decreased  to $6.4 million for the six months ended June 30, 1998 from $10.9 million for the same period in 1997, which included the recognition of a nonrecurring license fee of $3.0 million. License fees in 1997 represented the recognition of a previously unearned $3.0 million fee from Schering-Plough for access to a portion of Neurogen's combinatorial chemistry libraries. The decrease in operating revenues was due to the impact of this nonrecurring license fee, together with the reduction of research and development revenues described below. Research and development revenues decreased $1.5 million, or 19 percent, to $6.4 million. This decrease is due primarily to a scheduled reduction in funding under the 1994 Pfizer Agreement partially offset by increased revenues recognized from the December 1996 extension of the 1992 and 1994 Pfizer Agreements as described below, and, in the case of Neurogen's NPY obesity collaboration with Pfizer, a reduction in reimbursement of costs under a cost sharing arrangement for certain expenses associated with human clinical trials conducted by Neurogen. The amount of such reimbursements may fluctuate significantly depending on the level of clinical trials being conducted. The amount of scheduled research funding may also fluctuate significantly depending on the extent to which Pfizer or Schering-Plough elect to extend the research programs under respective collaborations.

                  Research and development expenses increased 15 percent to $10.2 million for the six months ended June 30, 1998 as compared to the same period in 1997. This increase is primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD (Accelerated Intelligent Drug Design Program) for the discovery of new drug candidates. Research and development expenses represented 83 percent of total operating expenses for the six-month period ended June 30, 1998 as compared to 82 percent for the same period in 1997.

                  General and administrative expenses increased 9 percent to $2.1 million for the six months ended June 30, 1998 as compared to the same period in 1997. This increase is due to an increased level of administrative expenses necessary to support a growing research staff.

                  Other income, consisting primarily of interest income, and gains and losses from invested cash and marketable securities, decreased to $2.2 million for the six months ended June 30, 1998 as compared to $2.5 million for the same period in 1997, due to a lower level of invested funds and slightly lower interest rates.

                  The Company recognized a net loss of $3.7 million for the six months ended June 30, 1998 as compared with net income of $2.6 million for the same period in 1997. The change in earnings is primarily due to the decrease in operating revenues, as explained above, and an increase in research and development expenses for six months ended June 30, 1998.

         LIQUIDITY AND CAPITAL RESOURCES

             At June 30, 1998 and December 31, 1997, cash, cash equivalents and marketable securities were in the aggregate $79.3 million and $84.2 million respectively. While the Company's aggregate level of cash, cash equivalents and marketable securities decreased slightly during the second quarter of 1998, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

             Neurogen's cash requirements to date have been met by the proceeds of its financing activities, amounts received pursuant to collaborative arrangements and interest earned on invested funds. The Company's financing activities include three private placement offerings of its common stock prior to its initial public offering, underwritten public offerings of the Company's common stock in 1989, 1991 and 1995, and the private sale of common stock to Pfizer in connection with entering into the Pfizer Agreements and to American Home Products under the American Home Products Agreement. Total funding received from these financing activities was approximately $105.6 million. The Company's expenditures have been primarily to fund research and development and general and administrative expenses and to construct and equip its research and development facilities.

             In  the  first  quarter  of  1992,  the  Company   entered  into  a
         collaborative agreement (the "1992 Pfizer Agreement") pursuant to which Pfizer made a $13.8 million equity investment in the Company. Under this agreement, the Company received $4.6 million in each of five years from 1992 through 1996. The Company has received and is receiving additional funding pursuant to the December 1996 extension, as described below. Neurogen could also receive milestone payments of up to $12.5 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter gamma-aminobutyric acid, or GABA. Pfizer will pay Neurogen royalties based upon net sales levels, if any, for such products. As of June 30, 1998, Pfizer had provided $29.3 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, as extended, (as described below) and $0.3 million due to the completion of a clinical development milestone.

             Neurogen and Pfizer entered into their second collaborative agreement (the "1994 Pfizer Agreement") in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company. Under this agreement, the Company received approximately $7.4 million during the three-year period which commenced July 1, 1994, to fund Neurogen's sleep disorder program. The Company is receiving
         additional  funding   pursuant to  the December 1996   extension,  as
         described below. Neurogen could also receive milestone payments of up to $3.3 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties based upon net sales levels, if any. As of June 30, 1998, Pfizer had provided $9.5 of research funding to the Company pursuant to the 1994 Pfizer Agreement, as extended (as described below).

             In 1996 and 1997, Neurogen and Pfizer extended the 1992 and 1994 agreements. Pursuant to the extension agreements, Neurogen received $5.4 million in 1997 and expects to receive $6.1 million in 1998 for research and development funding of the Company's anxiolytic, cognitive enhancer and sleep programs.

             Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

             Neurogen  and  Pfizer   entered  into  their  third   collaborative
         agreement (the "1995 Pfizer Agreement") in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company bringing Pfizer's ownership of the Company's common stock up to approximately 21 percent and paid a $3.5 million license fee. The Company is scheduled to receive approximately $2.4 million per year during the three consecutive one-year periods which commenced November 1, 1995, to fund Neurogen's neuropeptide Y (NPY) eating disorders program. Pfizer has recently elected to extend this research program for an additional one-year period through October 1999 for which it will pay Neurogen $2.4 million to fund such research, and to pay an additional $1.0 million to expand the research program for the period of June 1998 through October 1999. Neurogen may also receive up to an additional $2.4 million for a fifth year should Pfizer exercise its option to further extend the research program. Neurogen could also receive milestone payments of up to approximately $28 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs, has retained the right to manufacture any collaboration products in NAFTA countries, and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer will pay Neurogen royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing expenses. In either case, Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries. As of June 30, 1998, Pfizer had provided $6.7 million in research funding pursuant to the 1995 Pfizer Agreement.

             In June 1995, Neurogen and Schering-Plough entered into an agreement (the "Schering-Plough Agreement") to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14.0 million for rights relating to Neurogen's dopamine program and $3.0 million in each of 1995 and 1996 for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Neurogen received scheduled funding aggregating approximately $9.8 million during the three-year period from June 1995 through June 1998, for research and development funding of the Company's dopamine program. In July 1998, Neurogen announced that the Company and Schering-Plough had concluded the research phase of the collaboration and that Schering-Plough plans to continue the development of drug candidates identified during such research. Accordingly, Neurogen has begun reassigning personnel formerly conducting such research to other Neurogen projects and the funding of $3.6 million per year formerly being received from Schering-Plough has come to its scheduled conclusion as of July 1, 1998.

         Neurogen could also receive milestone payments of up to approximately $32 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration. Neurogen retained the rights to receive royalties based upon net sales levels, if any, and an option to manufacture products for the United States market. As of June 30, 1998, Schering-Plough had provided $10.8 million in research funding pursuant to the Schering-Plough Agreement. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

             In the fourth quarter of 1996, Neurogen entered into an agreement with American Home Products acting through its Wyeth-Ayerst Laboratories division. Under the terms of the agreement, Neurogen received $0.8 million in license fees for ADCI, a small molecule pharmaceutical that Neurogen has been developing for the treatment of epilepsy and related disorders, and $0.8 million for 37,442 shares of common stock. Neurogen may also receive up to $11.0 million in the Company's license fees, equity investment and milestone payments on worldwide sales of ADCI.

             The Company plans to use its cash balance for its research and development activities, working capital and general corporate purposes. Neurogen anticipates that its current cash balance, as supplemented by research funding pursuant to the Pfizer Agreements and the Schering-Plough Agreement, will be sufficient to fund its current and planned operations through 2000. However, Neurogen's funding requirements may change and will depend upon numerous factors, including, but not limited to, the progress of the Company's research and development programs, the timing and results of preclinical testing and clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of its proposed products, the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs, conducting clinical studies, obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. The Company anticipates that it may augment its cash balance through financing transactions, including the issuance of debt or equity securities, and further corporate alliances. No arrangements have been entered into for any future financing, and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

             As of December 31, 1997, the Company had approximately $13.5 million of net operating loss carryforwards available for federal income tax purposes which expire from the years 2004 through 2012. The Company had approximately $11.4 million of Connecticut state tax net operating loss carryforwards as of December 31, 1997 which expire in the years 1998 through 2002. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

             The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations using existing software and the need to convert to new software. While the Company cannot accurately predict any impact the Year 2000 problem may have on third parties with whom the Company conducts business, the Company believes that the cost of making its information systems "2000-ready" will not be material.

                           Part II - Other Information

Item 1. Legal Proceedings

              Not applicable for the second quarter ended June 30, 1998.

Item 2. Changes in Securities

              Not applicable for the second quarter ended June 30, 1998.

Item 3. Defaults upon Senior Securities

              Not applicable for the second quarter ended June 30, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 27, 1998, the Company held its annual meeting of stockholders (i) to elect a board of eleven directors (Proposal 1); (ii) to ratify the appointment by the Board of Directors of Ernst & Young, LLP as the independent auditors for the Company for the fiscal year ending December 31, 1998 (Proposal 2); and (iii) to adopt a proposed amendment to the Neurogen Corporation 1993 Omnibus
Incentive Plan (the "Plan") which as originally adopted provided for the granting of awards aggregating up to 3,000,000 shares of Common Stock. As of May 1998, approximately 400,000 shares remained available for future awards. The proposed amendment would have replenished the plan by adding 4,000,000 shares.

     Prior to the shareholder meeting and upon the recommendation of management, the Company's Board of Directors voted to withdraw proposal number 3 from consideration. At the shareholders meeting, management stated that it believed that a smaller addition to the Plan than originally bought would provide for more regular shareholder oversight and assessment of Company performance. The Board of Directors indicated that it expects to make a new proposal to the shareholders possibly later in 1998.

     The stockholders elected the persons named below, the Company's nominees for directors, as directors of the Company, casting votes in favor of such nominees or withholding votes as indicated:

                            Votes in Favor              Votes Withheld
                            --------------              --------------

Barry M. Bloom, Ph.D.         13,170,046                    45,330
Robert N. Butler              13,170,646                    44,730
Frank C. Carlucci             13,170,646                    44,730
Jeffrey J. Collinson          13,170,646                    44,730
Robert M. Gardiner            13,170,646                    44,730
Mark Novitch, M.D.            13,170,646                    44,730
Harry H. Penner, Jr.          13,170,646                    44,730
Robert H. Roth, Ph.D.         13,170,646                    44,730
John Simon                    13,170,646                    44,730
John F. Tallman, Ph.D.        13,170,646                    44,730
Suzanne H. Woolsey, Ph.D.     13,170,646                    44,730

         The stockholders approved Proposal 2, voting as follows:

                    Affirmative Votes        Negative Votes      Votes Abstained
                    -----------------        --------------      ---------------
Proposal 2              12,493,493              718,753              3,130

Item 5. Other information

              Not applicable for the second quarter June 30, 1998.

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

Date:  August 14, 1998

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