Form 10-Q
period 1998-09-30
NEUROGEN CORP
filed 1998-11-13
CIK 849043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



     As of November 13, 1998 the registrant had 14,470,319 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number

                         Part I - Financial Information


Item 1. Financial Statements...............................................  1

        Balance Sheets at September 30, 1998 and
         December 31, 1997................................................. 1,2
        Statements of Operations for the three-month and nine-month periods ended September 30, 1998 and 1997 ........................  3
        Statements of Cash Flows for the nine-month periods ended
         September 30, 1998 and 1997 ......................................  4
        Notes to Financial Statements......................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 6-12

                           Part II - Other Information

Item 1. Legal Proceedings.................................................   13

Item 2. Changes in Securities.............................................   13

Item 3. Defaults upon Senior Securities...................................   13

Item 4. Submission of Matters to a Vote of Security Holders............... 13-14

Item 5. Other Information.................................................   14

Item 6. Exhibits and Reports on Form 8-K..................................   14

Signature  ................................... ...........................   16

Exhibit Index  ........................................................... 17-19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                                                    NEUROGEN CORPORATION
                                                       BALANCE SHEETS
                                                       (In thousands)



                                                         SEPTEMBER 30, 1998               DECEMBER 31, 1997
                          Assets                            (UNAUDITED)                       (AUDITED)
                                                           --------------                  ---------------
Current assets:
   Cash and cash equivalents                               $      53,525                   $       66,924
   Marketable securities                                          23,461                           17,227
   Receivables from corporate partners                               184                            1,192
   Other current assets                                              958                            1,122
                                                            -------------                  ---------------
       Total current assets                                       78,128                           86,465

Property, plant & equipment:
   Land and land improvements                                         542                              542
   Building and building improvements                              16,674                           16,377
   Leasehold improvements                                           4,026                            4,026
   Equipment                                                        9,624                            8,422
   Furniture                                                          528                              484
                                                           ---------------                 ----------------
                                                                   31,394                           29,851
   Less accumulated depreciation & amortization                     6,670                            4,950
                                                           ---------------                 ----------------
       Net property, plant and equipment                           24,724                           24,901
Other assets, net                                                     393                              503
                                                           ---------------                 ----------------
                                                           $      103,245                  $       111,869
                                                           ===============                 ================






See accompanying notes to financial statements.



                                                    NEUROGEN CORPORATION
                                                       BALANCE SHEETS
                                            (In thousands, except per share data)



                                                            SEPTEMBER 30, 1998           DECEMBER 31, 1997
                                                               (UNAUDITED)                   (AUDITED)
                                                           -----------------             -----------------
            Liabilities & Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                   $          1,745              $           4,418
   Unearned revenue from corporate partners                             260                            200
   Current portion of mortgage payable                                  128                            205
                                                           -----------------             ------------------
       Total current liabilities                                      2,133                          4,823
Mortgage payable, excluding current portion                              -                              74
Other compensation                                                       54                             54
                                                           -----------------             ------------------
       Total liabilities                                              2,187                          4,951

Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.025 per share
       Authorized 20,000 shares; none issued                            -                              -
   Common stock, par value $.025 per share
       Authorized 30,000 shares;  issued and outstanding
       14,431 shares at September 30, 1998 and 14,390 shares
       at December 31, 1997                                             361                            360
   Additional paid-in capital                                       110,819                        110,231
   Accumulated deficit                                               (9,318)                        (2,776)
   Deferred compensation                                               (976)                          (894)
   Unrealized loss on marketable securities                             172                             (3)
                                                           -----------------             ------------------
       Total stockholders' equity                                   101,058                        106,918
                                                           -----------------             ------------------
                                                           $        103,245              $         111,869
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


                                                            NEUROGEN CORPORATION
                                                          STATEMENTS OF OPERATIONS
                                                   (In thousands, except per share data)



                                                             THREE MONTHS          THREE MONTHS       NINE MONTHS      NINE MONTHS
                                                                 ENDED                ENDED              ENDED            ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                                   1998                1997              1998             1997
                                                               (UNAUDITED)          (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                                            ----------------      ---------------    --------------   -------------

Operating revenues:
   License fees                                              $           -       $          -      $         -      $      3,000
   Research and development                                            2,340              3,378            8,740          11,305
                                                             ----------------    ---------------    -------------   -------------
       Total operating revenues                                        2,340              3,378            8,740          14,305
Operating expenses:
   Research and development                                            5,327              4,811           15,527          13,685
   General and administrative                                            960                831            3,051           2,751
                                                             ----------------    ----------------   -------------   -------------
       Total operating expenses                                        6,287              5,642           18,578          16,436
                                                             ----------------    ----------------   -------------   -------------
            Operating income (loss)                                   (3,947)            (2,264)          (9,838)         (2,131)
Other income (expense):
   Investment income                                                   1,118              1,350            3,311           3,867
   Interest expense                                                       (4)                (8)             (15)            (28)
                                                             ----------------    ----------------   -------------   -------------
       Total other income, net                                         1,114              1,342            3,296           3,839
                                                             ----------------    ----------------   -------------   -------------
Income (loss) before provision for income taxes                       (2,833)              (922)          (6,542)          1,708
Provision for income taxes                                                -                  -                -               35
                                                             ----------------    ----------------   -------------   -------------
Net income (loss)                                            $        (2,833)    $         (922)    $     (6,542)   $      1,673
                                                             ================    ================   =============   =============
Earnings (loss) per share:
   Basic                                                     $         (0.20)    $        (0.06)    $      (0.45)   $        0.12
                                                             ================    ================   =============   =============
   Diluted                                                   $         (0.20)    $        (0.06)    $      (0.45)   $        0.11
                                                             ================    ================   =============   =============
Shares used in calculation of earnings (loss) per share:
   Basic                                                              14,424             14,362           14,404           14,332
                                                             ================    ================   =============   =============
   Diluted                                                            14,424             14,398           14,404           15,390
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


                                                             NEUROGEN CORPORATION
                                                           STATEMENTS OF CASH FLOWS
                                                                (In thousands)


                                                                         NINE MONTHS           NINE MONTHS
                                                                            ENDED                ENDED
                                                                     SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                                        (UNAUDITED)           (UNAUDITED)
                                                                    ------------------      ---------------


Cash flows from operating activities:
   Net income (loss)                                                $       (6,542)         $       1,673
   Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
       Depreciation and amortization expense                                 2,078                  1,226
       Net gain on sale of assets                                               -                       4
   Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable and accrued expenses         (2,673)                   129
       Increase (decrease) in unearned revenue from corporate partners          60                 (3,900)
       Decrease in other current assets                                        164                    369
       (Increase) decrease in receivable from corporate partners             1,008                   (767)
       Decrease in other assets, net                                            94                     29
                                                                     -----------------      ---------------
          Net cash (used in) operating activities                           (5,811)                (1,237)

Cash flows from investing activities:
       Purchase of plant and equipment                                      (1,543)                (7,712)
       Purchases of marketable securities                                  (27,575)               (33,214)
       Maturities and sales of marketable securities                        21,516                 44,981
       Proceeds from sale of asset                                              -                      26
                                                                     -----------------      ---------------
          Net cash used in investing activities                             (7,602)                 4,081

Cash flows from financing activities:
       Exercise of employee stock options                                      166                    774
       Principal payments under mortgage payable                              (151)                  (134)
                                                                     -----------------      ---------------
          Net cash provided by financing activities                             15                    640
                                                                     -----------------      ---------------
          Net decrease in cash and cash equivalents                        (13,398)                 3,484

Cash and cash equivalents at beginning of period                            66,924                 62,823
                                                                     -----------------      ---------------
Cash and cash equivalents at end of period                           $      53,526          $      66,307
                                                                     =================      ===============



See accompanying notes to financial statements.

                              Neurogen Corporation
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

 (2)     EARNINGS (LOSS) PER SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings per Share", which became effective in 1997, requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents, if dilutive. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised. The difference between the shares used for the basic and dilutive calculation for the nine months ended September 30, 1997 was the inclusion of 1,058,000 common equivalent shares.

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

         For the three months ended September 30, 1998 and 1997, total comprehensive loss was ($2,694,000) and ($1,005,000). For the nine months ended September 30, 1998 and 1997, total comprehensive income
         (loss) was ($6,367,000) and $1,695,000, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Since its inception in September 1987, Neurogen has been engaged in the discovery and development of drugs. The Company has not derived any revenue from product sales and, excluding the effect of certain license fees of a non-recurring nature received in connection with entering into research and development collaborations, expects to incur significant losses in most years prior to deriving any such product revenues. Revenues to date have come from three collaborative research agreements entered into with Pfizer Inc. ("Pfizer"), one collaboration with Schering-Plough Corporation ("Schering-Plough"), one license agreement with American Home Products Corporation ("American Home Products") and from interest income.

         RESULTS OF OPERATIONS

         Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future strategic alliances, joint ventures or financings, if any, the progress of the Company's research and development projects, technological advances and determinations as to the commercial potential of proposed products. Neurogen expects research and development costs to increase significantly over the next several years as its drug development programs progress. In addition, general and administrative expenses necessary to support expanded research and development activities are expected to increase for the foreseeable future.

         THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         The Company's operating revenues decreased to $2.3 million for the three months ended September 30, 1998 as compared to $3.4 million for the same period in 1997. Research and development revenues decreased in 1998 $1.0 million, to $2.3 million due primarily to the scheduled conclusion in June 1998 of the research phase of the Schering-Plough Agreement (as defined below), a reduction in reimbursement of costs under a cost sharing arrangement for certain expenses associated with human clinical trials conducted by Neurogen under its NPY obesity collaboration with Pfizer and the receipt in the third quarter of 1997 of a $0.3 million clinical development milestone under the 1992 Pfizer agreement (as defined below). These matters were partially offset by an increase in research funding received to support increased staff on the Company's collaborations with Pfizer. The amount of the above-described reimbursements may fluctuate significantly depending on the level of clinical trials being conducted. The amount of scheduled research funding the Company receives in its collaborations may also fluctuate significantly depending on the level of funded staffing and the extent to which Pfizer elects to extend the research programs.

         Research and development expenses increased 11 percent to $5.3 million for the three-month period ended September 30, 1998 as compared to the same period in 1997. The increase is primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD (Accelerated Intelligent Drug Design Program) for the discovery of new drug candidates partially offset by a decrease in clinical development activities and related costs. Research and development expenses represented 85 percent of total operating expenses in 1998 and 1997 respectively.

         General and administrative expenses increased 16 percent to $1.0 million for the three-month period ended September 30, 1998 as compared to $0.8 million for the same period in 1997. The increase is due to an increased level of administrative expenses necessary to support a growing research staff.

         Other income, consisting primarily of interest income, and gains and losses from invested cash and marketable securities, decreased 17 percent for the third quarter of 1998 as compared to the same period in 1997 due to a lower level of invested funds and slightly lower interest rates.

         The Company recognized a net loss of $2.8 million for the three months ended September 30, 1998 as compared with a net loss of $0.9 million for the same period in 1997. The decrease in earnings is primarily due to a decrease in operating revenues, and an increase in research and development expenses for the third quarter of 1998 due to the factors described above.

         NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         The Company's operating revenues decreased to $8.7 million for the nine months ended September 30, 1998 from $14.3 million for the same period in 1997, which included the recognition of a nonrecurring license fee of $3.0 million and a $0.3 million clinical development milestone under the 1992 Pfizer agreement. License fees in 1997 represented the recognition of a previously unearned $3.0 million fee from
         Schering-Plough for access to a portion of Neurogen's combinatorial chemistry libraries. The decrease in operating revenues was due to the impact of this nonrecurring license fee, together with the reduction of research and development revenues described below. Research and development revenues decreased $2.6 million, or 23 percent, to $8.7 million. This decrease is due primarily to the scheduled conclusion in June 1998 of the research phase of the Schering-Plough Agreement, a scheduled reduction in funding under the 1994 Pfizer Agreement and, in the case of Neurogen's NPY obesity collaboration with Pfizer, a reduction in reimbursement of costs under a cost sharing arrangement for certain expenses associated with human clinical trials conducted by Neurogen. These matters were partially offset by an increase in research funding to support increased staff on the Company's collaborations with Pfizer. The amount of the above described reimbursements may fluctuate significantly depending on the level of clinical trials being conducted. The amount of scheduled research funding may also fluctuate significantly depending on the level of funded staffing and the extent to which Pfizer extends the research programs.

         Research and development expenses increased 13 percent to $15.5 million for the nine months ended September 30, 1998 as compared to the same period in 1997. This increase is primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD (Accelerated Intelligent Drug Design Program) for the discovery of new drug candidates partially offset by a decrease in clinical development activities and related costs. Research and development expenses represented 83 percent of total operating expenses for the nine-month period ended September 30, 1998 and 1997.

         General and administrative expenses increased 11 percent to $3.1 million for the nine months ended September 30, 1998 as compared to the same period in 1997. This increase is due to an increased level of administrative expenses necessary to support a growing research staff.

         Other income, consisting primarily of interest income, and gains and losses from invested cash and marketable securities, decreased to $3.3 million for the nine months ended September 30, 1998 as compared to $3.8 million for the same period in 1997, due to a lower level of invested funds and slightly lower interest rates.

         The Company recognized a net loss of $6.5 million for the nine months ended September 30, 1998 as compared with net income of $1.7 million for the same period in 1997. The change in earnings is primarily due to the decrease in operating revenues, as explained above, and an increase in research and development expenses for the nine months ended September 30, 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998 and December 31, 1997, cash, cash equivalents and marketable securities were in the aggregate $77.0 million and $84.2 million respectively. While the Company's aggregate level of cash, cash equivalents and marketable securities decreased moderately during the third quarter of 1998, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

         Neurogen's cash requirements to date have been met by the proceeds of its equity financing activities, research funding, milestones and reimbursements received pursuant to collaborative arrangements and interest earned on invested funds. The Company's equity financing activities include three private placement offerings of its common stock prior to its initial public offering, underwritten public offerings of the Company's common stock in 1989, 1991 and 1995, and the private sale of common stock to Pfizer in connection with entering into the Pfizer Agreements and to American Home Products under the American Home Products Agreement. Total funding received from these equity financing activities was approximately $105.6 million. The Company's expenditures have been primarily to fund research and development and general and administrative expenses and to construct and equip its research and development facilities.

         In the first quarter of 1992, the Company entered into a collaborative agreement (the "1992 Pfizer Agreement") pursuant to which Pfizer made a $13.8 million equity investment in the Company. Under this agreement, the Company received $4.6 million in each of five years from 1992 through 1996. The Company has received and is receiving additional funding pursuant to the December 1996 extension, as described below. Neurogen could also receive milestone payments of up to $12.5 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter gamma-aminobutyric acid, or GABA. Pfizer will pay Neurogen royalties based upon net sales levels, if any, for such products. As of September 30, 1998, Pfizer had provided $30.5 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, as extended, (as described below) and $0.3 million due to the completion of a clinical development milestone.

         Neurogen and Pfizer entered into their second collaborative agreement (the "1994 Pfizer Agreement") in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company. Under this agreement, the Company received approximately $7.4 million during the three-year period which commenced July 1, 1994, to fund Neurogen's sleep disorder program. The Company has received and is receiving additional funding pursuant to the December 1996 extension, as described below. Neurogen could also receive milestone payments of up to $3.3 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties based upon net sales levels, if any. As of September 30, 1998, Pfizer had provided $9.9 million of research funding to the Company pursuant to the 1994 Pfizer Agreement, as extended (as described below).

         In 1996 and 1997, Neurogen and Pfizer extended the 1992 and 1994 Agreements. Pursuant to the extension agreements, Neurogen received $5.4 million in 1997 and has received or expects to receive an aggregate of $6.1 million in 1998 for research and development funding of the Company's anxiolytic, cognitive enhancer and sleep programs.

         In the fourth quarter of 1998, Neurogen announced that it had agreed with Pfizer to further extend the 1992 and 1994 Pfizer Agreements to provide research funding of $6.2 million per year in both 1999 and 2000. Additionally, the companies agreed to expand the 1992 Agreement to include depression or a new target. Pursuant to this agreement, Neurogen will be eligible to receive certain milestone payments upon the achievement of development and regulatory objectives and royalties based on net sales levels, if any. Pfizer received the exclusive right to manufacture and market GABA based drugs for depression from the collaboration.

         Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

         Neurogen and Pfizer entered into their third collaborative agreement (the "1995 Pfizer Agreement") in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company bringing Pfizer's ownership of the Company's common stock up to approximately 21 percent and paid a $3.5 million license fee. The Company has received approximately $2.4 million per year during the three consecutive one-year periods which commenced November 1, 1995, to fund Neurogen's neuropeptide Y (NPY) eating disorders research. Pfizer has recently elected to extend this research program for an additional one-year period through October 1999 for which it will pay Neurogen $2.4 million to fund such research, and to pay an additional $1.0 million to expand the research program for the period of June 1998 through October 1999. Neurogen may also receive up to an additional $2.4 million for a fifth year should Pfizer exercise its option to further extend the research program. Neurogen could also receive milestone payments of up to approximately $28 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs, has retained the right to manufacture any collaboration products in NAFTA countries, and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer will pay Neurogen royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing expenses. In either case, Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries. As of September 30, 1998, Pfizer had provided $7.5 million in research funding pursuant to the 1995 Pfizer Agreement.

         In June 1995, Neurogen and Schering-Plough entered into an agreement (the "Schering-Plough Agreement") to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14.0 million for rights relating to Neurogen's dopamine program and $3.0 million in each of 1995 and 1996 for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Neurogen received scheduled funding aggregating approximately $9.8 million during the three-year period from June 1995 through June 1998, for research and development funding of the Company's dopamine program. In July 1998, Neurogen announced that the Company and Schering-Plough had concluded the research phase of the collaboration and that Schering-Plough plans to continue the development of drug candidates identified during such research. Accordingly, Neurogen has reassigned personnel formerly conducting such research to other Neurogen projects and the funding of $3.6 million per year formerly being received from Schering- Plough has come to its scheduled conclusion as of July 1, 1998.

         Neurogen could also receive milestone payments of up to approximately $32 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration. Neurogen retained the rights to receive royalties based upon net sales levels, if any, and an option to manufacture products for the United States market. As of September 30, 1998, Schering-Plough had provided $10.8 million in research funding pursuant to the Schering-Plough Agreement. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

         In the fourth quarter of 1996, Neurogen entered into an agreement pursuant to which it out-licensed to American Home Products acting through its Wyeth-Ayerst Laboratories division Neurogen's commercial rights to ADCI, a small molecule drug candidate for the treatment of epilepsy and related disorders. Neurogen had previously in-licensed its rights to ADCI from the National Institutes of Health ("NIH"). Under the terms of Neurogen's agreement with American Home Products, Neurogen received a $0.8 million license fee and $0.8 million for 37,442 shares of common stock. Neurogen may also receive up to $11.0 million in additional license fees and equity investments upon the achievement of certain development and regulatory objectives. American Home Products received the exclusive worldwide rights to manufacture and market ADCI. Neurogen and the NIH have each retained the right to receive royalties based on net sales levels, if any.

         The Company plans to use its cash balance for its research and development activities, working capital and general corporate purposes. Neurogen anticipates that its current cash balance, as supplemented by research funding pursuant to the Pfizer Agreements will be sufficient to fund its current and planned operations through 2001. However,
         Neurogen's funding requirements may change and will depend upon numerous factors, including, but not limited to, the progress of the Company's research and development programs, the timing and results of preclinical testing and clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of its proposed products, the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs, conducting clinical studies, obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. The Company anticipates that it may augment its cash balance through financing transactions, including the issuance of debt or equity securities, and further corporate alliances. No arrangements have been entered into for any future financing, and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

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

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is implementing a plan to resolve the issue. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations using existing software and the need to convert to new software. While the Company cannot accurately predict any impact the Year 2000 problem may have on third parties with whom the Company conducts business, the Company believes that the cost of making its information systems "2000-ready" will not be material.

                           Part II - Other Information

Item 1. Legal Proceedings

              Not applicable for the third quarter ended September 30, 1998.

Item 2. Changes in Securities

              Not applicable for the third quarter ended September 30, 1998.

Item 3. Defaults upon Senior Securities

              Not applicable for the third quarter ended September 30, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

              Not applicable for the third quarter ended September 30, 1998.

Item 5. Other information

              Not applicable for the third quarter ended September 30, 1998.

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

Date:  November 13, 1998

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