Form 10-K
period 1998-12-31
NEUROGEN CORP
filed 1999-04-01
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
[ X ]
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[   ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $75,277,000 as of March 1, 1999, based upon the closing price of the Common Stock as reported on The Nasdaq National Market on such date. For purposes of determining this number, shares of Common Stock held by officers, directors and stockholders whose ownership exceeds five percent were excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.
     As of March 1, 1999, the registrant had 14,704,488 shares of Common Stock outstanding. DOCUMENTS INCORPORATED BY REFERENCE (1) The Neurogen Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, is incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

     Neurogen   Corporation   ("Neurogen"  or  the  "Company")  is  an  emerging
pharmaceutical company engaged in the discovery and development of a new generation of drugs which are designed to selectively regulate the communication between cells in order to influence cell function associated with a given disorder. The Company has developed an integrated platform of technologies to discover drug candidates which work through specific cellular mechanisms within the human body identified as drug "targets". The mechanistic (cellular) targets of the Company's programs consist of both existing targets where traditional drug discovery methods have failed to produce successful drug candidates and new targets derived from the rapid advances being made in industry and academia towards better understanding the genetic and cellular underpinnings of disease. A majority of the Company's efforts are dedicated to developing new drugs to treat psychiatric and neurological disorders. Based on the Company's expertise in neuronal (nerve cell) communication, Neurogen is developing "receptor subtype specific" drugs which target subtypes of the receptors located on the neurons responsible for neuronal communication in the brain. The Company believes that receptor subtype specific drugs offer the potential for equivalent or improved efficacy with fewer side effects than currently marketed psychotherapeutic drugs, most of which interact with multiple receptor subtypes. Neurogen has also applied its receptor subtype strategy and drug discovery expertise to expand its portfolio of drug programs to include drugs to treat obesity and metabolic disorders and, more recently, pain and inflammatory disorders. The Company leverages its resources, where it believes it to be advantageous, through collaborations with large pharmaceutical companies for advanced clinical development and commercialization of its products. The Company has five of its drug development programs partnered with Pfizer Inc ("Pfizer") and one program with Schering Corporation and Schering-Plough Ltd. (together, "Schering-Plough") and intends to enter into additional collaborations where appropriate.

     Neurogen believes that its expertise in neurobiology, medicinal chemistry, pharmacology and molecular biology, combined with its Accelerated Intelligent Drug Design (AIDD) program, which combines a biased combinatorial chemistry program with high-throughput screening, informatics and robotics, enables it to identify and develop compounds more quickly and efficiently than it could using traditional drug discovery techniques. Neurogen has developed a portfolio of drug candidates designed to treat anxiety, obesity and other metabolic disorders, sleep disorders, cognitive impairment, schizophrenia, depression, asthma and other inflammatory disorders. Industry analysts estimate the worldwide market for currently marketed drugs for such disorders to be in excess of $33 billion annually.

     The Company was incorporated in Delaware in September 1987 and commenced operations in July 1988. The Company's executive offices and its research and development facility are located at 35 Northeast Industrial Road, Branford, Connecticut 06405. Its telephone number is (203) 488-8201.

BACKGROUND

     Neurogen's operations are dedicated wholly to research and development activities to discover and develop new drugs with competitive advantages over available therapies.

     The business of drug discovery involves many disciplines and is changing rapidly in response to advances in both the scientific understanding of the cause and treatment of disorders as well as advances in the technologies available to discover and test new drugs. Neurogen has developed an integrated platform of technologies to discover new drug leads and to optimize these leads into drug candidates suitable for human (clinical) testing and commercialization. Neurogen's lead discovery technologies include the identity of biological mechanisms thought to have a role in treating a given disorder (drug targets); the development of assays designed to identify compounds which have biological activity at such targets; the design and creation of libraries of compounds which can be screened for biological activity and the ability to rapidly screen them. Once compounds have been identified as active at a particular drug target Neurogen applies its integrated technologies to develop leads into clinical candidates, including the development of both in vitro (test tube) and in vivo (animal) models to evaluate the pharmacological profile of drug candidates for potential efficacy and side effects and the development of preclinical tests to predict the metabolic, toxicologic and physical properties of drug candidates to assess their commercial potential. Neurogen applies these technologies in an iterative process where information gathered at later stages of the development process is continually fed to earlier stages.

     The Company's most advanced programs are focused on regulating the communication between cells in the central nervous system (the "CNS"). The CNS is composed of nerve cells (neurons) in the brain and spinal cord which are organized into interconnecting networks responsible for coordinating all functions in the body. As a result, neurons are implicated in all psychiatric and neurological disorders.

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

     Disruption of normal neuronal communication has been implicated in many neurological and psychiatric disorders, including anxiety, schizophrenia, eating disorders, stroke and depression. Such disruption can result from abnormal release of neurotransmitters, aberrant signaling between nerve cells or heightened sensitivity of receptors to normal levels of neurotransmitters.

     The complex task of communication between neurons is carried out by almost 100 different types of neurotransmitters. Each neurotransmitter interacts only with selected types of receptors specific to that neurotransmitter.

     For many years, it was commonly believed that each neurotransmitter interacted with one or at most two types of receptors, made up of folded protein sections forming the central pore which opens and closes as the receptor is stimulated. In the last decade, however, scientists, including current members of Neurogen's scientific staff, have discovered that each neurotransmitter typically interacts with not just one type of receptor but with multiple receptor subtypes which are grouped into families depending on the similarity of their molecular structure. Slight differences in the folded protein sections making up the receptor distinguish one receptor subtype from other members of their family. Receptor subtypes from the same family are often distributed differently throughout the brain and may control distinct physiological functions from other receptor subtypes within the same family.

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

     The Company believes certain neuropeptides, by interacting with certain receptors, are associated with, among other things, eating, stress responses and cognitive functions. One neuropeptide, neuropeptide Y ("NPY"), has for several years been associated with eating responses as well as other functions, including metabolism and blood pressure. Another neuropeptide, corticotrophin releasing factor ("CRF") is believed to be associated with stress responses, while a third neuropeptide, galanin, is thought to be involved in eating responses as well as cognitive functions. Dopamine, another type of neurotransmitter, is present at fewer synapses in the CNS than GABA, but is known to control important functions such as movement and emotional responses. Dopamine interacts with a family of receptors, consisting of at least five subtypes, each of which is responsible for certain functions in the CNS. For example, abnormalities in dopamine transmission have been implicated in schizophrenia.

     Outside of the central nervous system, peptides and hormones interact with cell membrane receptors to cause cellular changes in a similar fashion as synaptic communication occurs within the CNS. Neurogen has expanded its drug development programs to include a number of programs which apply the Company's drug design expertise to these types of mediators of cellular activity, including GLP1, bradykinin, and C5a. Like many of Neurogen's neurotransmitter receptor targets, these receptors consist of folded protein chains that are embedded in the cell membrane. Different sections of the protein chains may vary to produce different receptor subtypes. Neurogen believes that by designing small molecules that interact with the targeted receptors, the Company may be able to develop new drugs which modulate different disease-linked receptors, or design new drugs which are more targeted than currently marketed drugs.

     The identity and role of various subtypes of the receptor families of each of the above neurotransmitters, neuropeptides and cellular mediators is the subject of ongoing scientific research at Neurogen as well as at many other institutions and companies.

     Neurogen's drug development programs design drugs for targets that are either more specific than drugs currently available to treat a particular disease, or targets that have been newly identified as mediators in a disease. In both cases, Neurogen believes that by applying its drug design expertise to designing drugs that specifically target a receptor, such compounds offer the potential for equivalent or improved efficacy with fewer side effects than drugs currently on the market, or may grow markets in areas where few effective therapeutics currently exist.

BUSINESS STRATEGY

     Neurogen's mission is to be a leader in the design, development and commercialization of new drugs. The Company focuses its drug discovery programs on small molecule compounds that target specific receptor subtypes implicated in a variety of disorders. The key points of the Company's strategy are as follows:

     TARGET MULTIPLE MARKETS WITH MULTIPLE DRUG CANDIDATES. Neurogen utilizes its expertise in the discovery of novel drug candidates to develop a diverse portfolio of candidates to treat common disorders, such as anxiety, obesity and other metabolic disorders, sleep disorders, cognitive impairment, schizophrenia and depression. By targeting multiple disorders which represent large markets, the Company seeks to reduce its reliance on any single program. Further, within each program Neurogen seeks to develop multiple drug candidates with differing chemical structures, pharmacokinetic profiles and, at times, differing subtype profiles in order to further enhance the likelihood of producing a successful drug candidate from such program.

     DEVELOP RECEPTOR SUBTYPE SPECIFIC COMPOUNDS. The Company focuses its drug discovery efforts on receptor-subtype-specific small molecule compounds the Company believes will have fewer side effects than currently marketed drugs. The Company believes that such drugs have the potential to penetrate and expand existing markets as evidenced by the newest class of antidepressants (e.g., Prozac(R), Zoloft(R) and Paxil(R)) which selectively interact with serotonin (another neurotransmitter) reuptake receptors and have less severe side effects than previous antidepressants. In addition, the Company seeks to develop small molecule drugs due to their relatively high solubility, increased ability to cross the blood brain barrier (a critical consideration in developing safe and efficacious psychotherapeutic drugs) and low manufacturing costs.

     UTILIZE ADVANCED DISCOVERY TECHNOLOGIES. The Company utilizes its advanced discovery technologies, including its AIDD program, to enhance its drug discovery capabilities and to provide new opportunities for strategic partnerships. Through its AIDD program, the Company employs biased combinatorial chemistry methodologies to develop extensive libraries of small molecule compounds. Together with its combinatorial chemistry effort, Neurogen's AIDD program integrates advanced high-throughput screening techniques and informatics systems designed to intelligently optimize library synthesis and screening selection from a virtually infinite number of alternatives. This program has been instrumental in providing new drug leads or optimizing existing leads in all of Neurogen's programs. The Company has also granted limited access to its AIDD technologies to certain third parties in exchange for rights to other technologies, access fees and/or a share of commercial rights to successful candidates derived from the technologies.

     RATCHET GROWTH THROUGH STRATEGIC COLLABORATIONS. The Company seeks to ratchet its growth through successive strategic collaborations in which it seeks to diversify the development risk of its programs and to enhance the likelihood of commercialization of its compounds. Further, through its collaborations, Neurogen hopes to progressively retain additional commercial rights and assume additional responsibilities to develop incrementally its clinical development, manufacturing and sales capabilities. In its first two collaborations with Pfizer (1992 and 1994), Neurogen has focused its efforts primarily on research and discovery and looks to Pfizer to conduct and fund all clinical development, manufacturing and sales/marketing activities. In its collaboration with Schering-Plough (June 1995), in addition to leading the research and discovery efforts, Neurogen retained the right to participate in the clinical development of collaboration compounds (while Schering-Plough will conduct and fund clinical trials) and an option to manufacture products resulting from the collaboration for the United States market. In its third collaboration with Pfizer (November
1995), in addition to retaining similar rights relating to clinical trials and manufacturing, Neurogen retained an option to earn a portion of the profits, if any, generated by sales of collaboration drugs to the North American Free Trade Agreement ("NAFTA") countries by funding a portion of the cost of clinical trials and marketing in those countries.

PRODUCT RESEARCH AND DEVELOPMENT

     The Company believes it is well-positioned to capitalize on advances in biochemistry, molecular biology, medicinal chemistry and neurobiology to develop new drugs. The Company believes that its scientists possess an advanced understanding of the workings of receptor systems in cellular communication and the design of small molecule drug candidates to modulate these receptor systems. This understanding has enabled the Company to develop a portfolio of compounds which include product candidates for the treatment of anxiety, obesity and other metabolic disorders, sleep disorders, cognitive impairment, schizophrenia, depression, asthma and other inflammatory disorders.

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

     Neurogen's drug lead discovery technologies include both traditional medicinal chemistry techniques and combinatorial design techniques integrated into the AIDD program. Unlike traditional drug discovery, in which compounds are typically designed and synthesized at a rate of 50 to 100 compounds per year per chemist, combinatorial chemistry technologies can generate libraries of thousands of compounds per day. Moreover, advances in screening techniques and robotics now allow the rapid screening of thousands of compounds created through combinatorial efforts to identify possible new drug candidates. These advances in chemistry and screening technologies have significantly impacted the drug discovery practices of the industry. Neurogen believes it has been, and believes it can remain, a leader in the development and application of such technologies.

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

     To date, Neurogen has generated a library of more than 1,000,000 compounds using its AIDD program. The Company believes that, to date, the discovery of active compounds and the optimization of drug leads in several of its programs has required substantially less time that would have been needed using only traditional approaches. Neurogen believes these discovery technologies will continue to enhance its ability to find lead structures for difficult medicinal chemistry problems and significantly shorten the time required to optimize such leads and produce viable drug candidates. In addition, the Company believes that these discovery technologies will provide it with new opportunities for strategic partnerships.

PRODUCT DEVELOPMENT PROGRAMS

The following table lists the Company's most advanced programs and the current status of these programs.

DISORDER                                TARGET MECHANISM           PROGRAM STATUS                COMMERCIAL RIGHTS

Anxiety                                 GABA                       NGD 91-2 Phase I               Pfizer (Neurogen royalty)
                                                                   (1) NGD 91-3 pre-
                                                                   clinical development (2)

Insomnia                                GABA                       NGD 96-1 Phase I human          Pfizer (Neurogen royalty)
                                                                   clinical trials (1)
                                                                   NGD 96-2 pre-clinical
                                                                   development (2)

Dementia, cognition deficits            GABA                       NGD 97-1 Phase I human          Pfizer (Neurogen royalty)
                                                                   clinical trials (1)

Depression and stress-related           CRF1                       NGD 98-1 pre-clinical           Neurogen
disorders                                                          development (2)

Obesity and other eating disorders      Neuropeptide Y             Evaluation of new pre-clinical  Pfizer (Neurogen royalty,
                                                                   candidates (2) following        manufacturing and profit
                                                                   safety test of NGD 95-1 in      sharing options)
                                                                   Phase I clinical trials (1)

Schizophrenia                           Dopamine                   Evaluation of new               Schering-Plough (Neurogen royalty
                                                                   candidates following            and manufacturing option)
                                                                   Phase I (1) trials of NGD 94-4
                                                                   and NGD 94-1

Inflammatory disorders,                 C5a                        Leads identified (3)             Neurogen
rheumatoid arthritis

Depression                              NK                         Leads Identified (3)             Neurogen

Asthma                                  Bradykinin                 Leads identified (3)             Neurogen

Type II diabetes, obesity               GLP1 - like                Leads identified (3)             Neurogen

Depression                              Neuropeptide Y             Leads identified (3)             Neurogen

Anxiety in companion animals (4)        GABA receptor subtypes     Leads identified (3)             Pfizer (Neurogen royalty)

Dementia in companion animals (4)       GABA receptor subtypes     Leads identified (3)             Pfizer (Neurogen royalty)

     ------------

     (1) See "Government Regulation" for a description of the phases of clinical trials.

     (2)  "Pre-clinical  development"  indicates that Neurogen and/or one of its
collaborators   is  conducting   pharmacology   testing,   toxicology   testing,
formulation, process development and/or manufacturing scale-up prior to possible submission of an Investigational New Drug application (an "IND").

     (3) "Leads identified" indicates that lead compounds have been discovered that meet certain in vitro criteria of the Company. Lead compounds may undergo structural modification and more extensive evaluation prior to selection of candidates, if any, for pre-clinical development.

     (4) "Companion animals" is a population, consisting of household pets such as dogs and cats, which is targeted by Pfizer's Animal Health Division.

     ANXIETY. Estimates by the National Institute of Mental Health (the "NIMH") suggest that anxiety disorders, characterized by a sense of irrational fear or dread, are the most common CNS disorders in the United States affecting approximately 23 million people, or 12% of the adult population. The most common anxiety-reducing drugs, or anxiolytics, are the class of drugs known as benzodiazepines (such as Valium(R), Xanax(R) and Librium(R)) which are orally administered compounds that exert their pharmacologic effect on the GABA family of receptors. Benzodiazepines alleviate some of the symptoms of anxiety, but at the same time cause numerous side effects, including drowsiness, impairment of motor skills, memory loss and addiction. In addition, benzodiazepines can cause coma or death if a patient consumes excess alcohol in conjunction with drug treatment. The Company believes these side effects are due to benzodiazepines interacting with and enhancing the activity of many or all GABA receptor subtypes. Despite these side effects, based on studies by market sources, the Company estimates the annual market for currently marketed anxiolytics to be approximately $2.6 billion worldwide and $1.1 billion in the United States.

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

     Certain of Neurogen's GABA-based compounds have also demonstrated efficacy in animal models of depression. Accordingly, in a 1998 extension and expansion of the 1992 and 1994 Agreements with Pfizer, depression was added as an additional target indication for Neurogen's development candidates from the anxiety drug development program. Recent academic research has indicated that as many as 60 percent of depressed patients also have anxiety. Under the 1992 Pfizer Agreement, Pfizer has the right to determine what disease indications to pursue with development candidates in the clinical development process, if any.

     DRUG CANDIDATES. Neurogen has discovered several drug candidates that have the novel GABA binding activity which the Company believes will relieve anxiety while avoiding or reducing adverse side effects. Three of these candidates, NGD 91-2, NGD 91-3 and NGD 91-1, have been the primary focus of development efforts of Pfizer and Neurogen. NGD 91-1, the initial clinical candidate from the collaboration, was the subject of Phase I studies to explore safety and pharmacokinetic properties and to obtain preliminary indications of efficacy of drugs which have the novel binding profile discovered by Neurogen. NGD 91-2 is currently in a Phase I-B clinical study. NGD 91-3 is currently in pre-clinical development.

     In order to obtain an early indication of efficacy and the desired lack of sedation of the novel binding profile of Neurogen's drug candidates, Pfizer designed and conducted a Phase I-B study of NGD 91-1 to test the drug in an acute (situational) anxiety setting. In this trial, NGD 91-1 was compared to a marketed anti-anxiety drug, Valium(R), and to a control placebo. The study was "double-blinded" and involved 150 healthy men and women exposed to anxiety caused by the anticipation of an unpleasant medical procedure. Both NGD 91-1 and Valium(R) demonstrated significant anti-anxiety effects. However, while Valium(R) caused significant sedation, NGD 91-1 did not cause sedation. While the goal of the collaboration with Pfizer is to develop drugs to treat generalized anxiety disorder, a chronic condition, the Company believes the results of the Phase I-B study demonstrate that the selective GABA activity identified by Neurogen can relieve anxiety without causing sedation. In late 1996, Neurogen and Pfizer transferred the development focus of the collaboration from NGD 91-1 to NGD 91-2, a newer development compound, following a determination that, when metabolized, NGD 91-1 did not possess optimal pharmacokinetic properties needed to provide a consistent level of the compound in the bloodstream.

     In July 1997, Pfizer commenced human testing of NGD 91-2 in a Phase I clinical trial. In the fall of 1998, Pfizer commenced a Phase I-B human clinical study of NGD 91-2 designed to explore the safety and efficacy in acute or short-term settings as a means of evaluating the potential of NGD 91-2 for use as a chronic treatment for generalized anxiety disorder and to help set doses for further studies. Similar to the earlier study conducted with NGD 91-1, several doses of NGD 91-2 were compared to the marketed anti-anxiety drug Valium(R), and to a control placebo. The study was "double-blinded" and involved 200 healthy men and women exposed to anxiety caused by the anticipation of an unpleasant medical procedure. Interim results of this study suggest that Valium has demonstrated an ability to reduce anxiety in the subjects tested to date and also caused the side effect of sedation. These interim results suggest that NGD 91-2 has not exhibited a significant reduction in anxiety. Consequently, in February 1999 Neurogen announced that the clinical development timeline for NGD 91-2 would be extended pending the final results of this situational anxiety trial and the results of two ongoing short term studies in patients suffering from generalized anxiety disorder (GAD). Neurogen and Pfizer expect to evaluate the data from all three studies before determining the next steps in development for NGD 91-2.

     Neurogen   has   identified   another   development   compound   from   the
collaboration, called NGD 91-3, which, similar to NGD 91-1 and NGD 91-2, has novel receptor subtype binding activity that Neurogen scientists believe is important for reducing anxiety without producing the side effects such as sedation, memory impairment and interaction with alcohol. Animal studies conducted to date indicate that NGD 91-3 has better pharmacokinetic properties than NGD 91-1 and is more potent than NGD 91-2. NGD 91-3 is currently in pre-clinical development.

     Under the 1992 Pfizer Agreement, Pfizer has the right to determine when to advance compounds in the clinical process, if at all. As with all drugs that enter clinical testing, no assurances can be given that NGD 91-2, NGD 91-3 or any other collaboration compound will successfully complete the clinical trials or advance through the regulatory approval process.

     In order to increase the likelihood that Neurogen's portfolio will produce a successful anxiolytic drug, Neurogen, in collaboration with Pfizer, has been developing additional alternative anxiolytic candidates that act through the GABA family of receptors and have properties similar to those of the current candidates but which belong to different chemical series than these compounds. Neurogen has filed patent applications with respect to the composition of NGD 91-2, NGD 91-3 and NGD 91-1 and other compounds in its anxiolytic program. See "Collaborative Research and Licensing Agreements."

     SLEEP DISORDERS. Recent studies indicate that as many as 20 million people in the United States experience chronic insomnia and an additional 20 to 30 million Americans experience intermittent sleep-disorders. Industry analysts estimate that the annual market for drugs to treat insomnia is approximately $1.7 billion worldwide and over $560 million in the United States. Neurogen is developing drugs to treat sleep disorders, primarily insomnia. While currently marketed drugs to treat sleep disorders, or hypnotics, are effective, they cause numerous side effects, including "hangovers," rebound insomnia, short-term memory loss and addiction.

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

     The Company has identified certain compounds in its portfolio which interact selectively with the GABA receptor subtypes it believes are involved in sleep regulation. Animal studies, to date, suggest that these compounds are efficacious in inducing sleep with fewer side effects than existing therapies. Currently, Pfizer, Neurogen's collaborative partner in this program, is evaluating the most advanced of these compounds, NGD 96-1 in Phase I human clinical studies. A second candidate, NGD 96-2 is currently undergoing pre-clinical development. Neurogen is pursuing its sleep disorder program in collaboration with Pfizer under the Collaborative Research Agreement dated as of July 1, 1994 between the Company and Pfizer (the "1994 Pfizer Agreement" and, together with the 1992 Pfizer Agreement and the 1995 Pfizer Agreement, the "Pfizer Agreements"). See "Collaborative Research and Licensing Agreements."

     COGNITION DISORDERS. Memory loss is one of the most devastating symptoms of neurodegenerative diseases such as Alzheimer's disease and Parkinson's disease. Research sponsored by the NIMH indicates that in any given year as many as five million people in the United States suffer from dementia, a condition characterized by the impairment of learning and memory recall. A 1990 study by the U.S. Office of Science and Technology Policy indicates that dementia afflicts approximately 10% of people over the age of 65. Industry analysts estimate the current annual market for drugs to treat cognitive disorders to be approximately $1.0 billion worldwide.

     The Company believes that GABA may affect and modulate the activity of other neurotransmitters which contribute to the storage and retrieval of memory. By understanding how GABA affects these other neurotransmitters, the Company believes that it may be able to develop a drug candidate that acts through GABA receptor subtypes to enhance brain function and cognition where brain function has been impaired through neurodegenerative processes caused by aging, chemical toxins, Alzheimer's disease or Parkinson's disease. Moreover, the benzodiazepines, which produce their desired anti-anxiety effect by enhancing the activity of certain GABA receptors, also cause memory impairment and other side effects. The Company believes this memory impairment is due to the nonselective binding of benzodiazapines to GABA receptor subtypes. Accordingly, the Company believes that modulating the GABA system in the opposite direction by inhibiting certain GABA receptor subtypes in the cortex and hippocampal regions of the brain may enhance the storage and retrieval of memory. Neurogen has discovered a number of compounds that inhibit activity at these GABA receptor subtypes. Animal studies, to date, suggest that these compounds are efficacious in enhancing memory. Currently, Pfizer, Neurogen's collaborative partner in this program is evaluating the most advanced of these compounds, NGD 97-1 in Phase I human clinical studies, which began in the first quarter of 1999. Neurogen is pursuing its cognition enhancement program in collaboration with Pfizer under the 1992 Pfizer Agreement. See "Collaborative Research and Licensing Agreements."

     Neurogen has also established a program to develop drugs which modulate the neuropeptide galanin for the treatment of cognitive deficits. Galanin has been demonstrated in various industry studies to modulate the neurotransmitter acetycholine, a neurotransmitter which is thought to be involved in Alzheimer's disease. Neurogen believes that a drug which blocks the activity of galanin could in turn increase acetycholine. Through its AIDD program, Neurogen is conducting an early stage program to discover galanin leads suitable for further testing and optimization. Neurogen has, to date, retained all commercial rights to its galanin program.

     DEPRESSION AND STRESS DISORDERS. Depression is one of the most prevalent mental illnesses in the United States, affecting approximately 17 million people or 9% of the adult population annually according to the NIMH. Depression occurs in a variety of forms, ranging from a single episode of depressive symptoms to recurrent cycling of moods which can be severe in some patients, alternating between manic "highs" and depressed "lows." Research suggests that more than half of the people who have had one episode of major depression will have another at some point in their lives. While many patients function normally between episodes, it is believed that 20 to 35 percent of the victims suffer chronic depression that prevents them from maintaining a normal routine. Many depressed people sleep too much or too little, are lethargic or agitated and experience feelings of worthlessness and guilt or have recurring thoughts of death or suicide. Older generic antidepressants may cause sedation, mouth dryness or heart irregularities and can be lethal in overdose. Other classes of antidepressants exhibit toxicity when combined with certain foods. While recent pharmaceutical research has led to improved drugs, such as Prozac(R), for the treatment of depression, these medications have limitations in their use primarily because of their slow onset of therapeutic action (often greater than 10 days from the commencement of dosing) and lack of efficacy in some patients. Industry analysts estimate the current annual market for antidepressants to be approximately $9.2 billion worldwide and over $6.1 billion in the United States. Neurogen believes that exploring alternative mechanisms of action may lead to a new class of antidepressants that act quickly, safely and effectively either by themselves or in conjunction with existing medications.

     Stress is a condition commonly associated with depression. A number of neuropeptide receptors which appear to be involved in stress responses, including receptors for CRF and NPY, are altered in depressed patients.

     CRF1. The Company believes that an orally available drug candidate that blocks the CRF1 receptor may be efficacious in relieving depression, anxiety and/or stress related disorders without significant side effects. Academic and industry research indicates that administration of CRF into specific brain sites produces a variety of behavioral effects, which are characterized as increases in arousal or a behavioral manifestation of a state of stress. Research also indicates that by exposing laboratory animals to a variety of environmental stressors, levels of CRF increase in areas of the brain that have been associated with producing behavioral or autonomic responses to stress. Industry studies have demonstrated that antagonists, or blockers, of the CRF1 receptor subtype can reduce indications of stress in animal models. Through its AIDD program, Neurogen has discovered a number of compounds which block the CRF1 receptor subtype and have demonstrated efficacy in animal models of depression and stress. The most advanced of these, called NGD 98-1, is currently in pre-clinical development. Neurogen has, to date, retained all commercial rights relating to the CRF drug discovery program.

     NK. Neurogen has applied its AIDD program to discover compounds which block certain types of neurokinin receptors, which the Company believes may be effective in treating depression. Neurogen has identified several lead compounds which are NK blockers and is currently evaluating these leads in animal models.

     NPY2. The Company has also discovered compounds, through its AIDD program, which block the NPY2 receptor subtype, which the Company believes to be implicated in depression. These compounds are currently being evaluated for testing in animal models. Neurogen has, to date, retained all commercial rights relating to the NPY2 for depression drug discovery program.

     OBESITY AND OTHER METABOLIC DISORDERS. Obesity is a major health problem in the United States. Recent studies indicate that almost one-third of the adult population fits the criteria for at least moderate obesity and that severe obesity affects a large subgroup of this population. Many health problems, including hypertension, arthritis, non-insulin dependent diabetes and elevated cholesterol, are associated with obesity. In addition, among females in the United States, it is estimated that as many as one percent suffer from anorexia nervosa and three percent suffer from bulimia nervosa. Based on studies by market sources, Neurogen believes the annual market for currently marketed obesity drugs to be approximately $604 million worldwide and $351 million in the United States.

     Obesity has traditionally been treated with amphetamines or amphetamine-like drugs which can be highly addictive. Antidepressants, such as Prozac(R), have also been used with limited success in treating obesity. Recently, other drugs to treat obesity by modulating the neurotransmitter serotonin have been approved for marketing or gained popularity. These drugs, like older approaches continue to be plagued by serious side effects, some of which have been severe enough to cause two drugs to be withdrawn from the market in 1997. Due to the limited success of obesity therapy and side effects, including nervousness, tremors, primary pulmonary hypertension, increases in blood pressure, insomnia and intestinal tract discomfort, associated with currently available medications, Neurogen believes that an eating disorder therapy without these side effects would have the ability to penetrate and potentially expand the market for these drugs.

     NPY. Neuropeptide Y (NPY) is a neurotransmitter which has been closely linked with animal feeding behavior and appetite control. Certain NPY receptors are known to localize in the hypothalamus, a section of the human brain associated with eating. The Company believes that a drug which selectively blocks the effects of the neurotransmitter NPY may moderate eating habits while reducing the potential for side effects. In pre-clinical animal studies, injection of NPY into the hypothalamic region of the brain has stimulated animals that have just eaten to eat again. Studies indicate that animals develop no tolerance for NPY and that those chronically exposed to NPY (over a period of days to weeks) become obese. Independent of these studies, there has developed a greater understanding of the existence and role of NPY receptor subtypes which has stimulated interest in pursuing an NPY-mediated treatment of obesity. Based on these studies and its understanding of receptor subtypes and receptor modulation, Neurogen believes that a drug which blocks the binding (that is, acts as an antagonist) of NPY to certain of its receptor subtypes located in the hypothalamus may have the opposite effect of chronic exposure to NPY and reduce the desire to eat. In rodent studies several of Neurogen's NPY antagonists have been shown to inhibit normal eating as well as eating induced by food deprivation or the administration of NPY. In a 21-day study of normal growing rodents, NGD 95-1, Neurogen's first NPY-blocking drug candidate to be tested in humans, was shown to reduce food intake and weight gain beginning early in the trial and showed no signs of tolerance during the balance of the trial.

     DRUG CANDIDATES. Through its AIDD program, Neurogen has identified a number of antagonists for the NPY family of receptors. Neurogen's first NPY antagonist, NGD 95-1, demonstrated efficacy in pre-clinical animal models of feeding. In collaboration with Pfizer, Neurogen has conducted Phase I human clinical trials of the compound. The Phase I human clinical trials of NGD 95-1, believed to be the first NPY blocker to be tested in humans, examined the drug's safety in obese, but otherwise healthy, volunteers. In a Phase I-B human clinical study conducted in the fall of 1997, elevated liver enzymes were discovered in some volunteers taking the highest of three doses tested over a period of three weeks, and further development of that compound has been halted. These findings were unexpected based on long-term drug safety testing in animal studies, and were not seen in earlier human testing of the compound. Subsequently, the primary focus of the collaboration research has turned to the identification of additional clinical candidates. Neurogen and Pfizer are examining several new NPY antagonist candidates for pre-clinical development from classes of compounds which are both chemically similar to and different from NGD 95-1.

     Neurogen is pursuing its NPY based obesity program in collaboration with Pfizer under the Collaborative Research Agreement and the Commercialization and Development Agreement, each dated as of November 1995 between the Company and Pfizer (collectively, the "1995 Pfizer Agreement"). Under this agreement, Pfizer has the right to determine when to advance collaboration compounds in the clinical process, if at all. No assurance can be given that any collaboration compound will successfully complete the clinical trials or advance through the regulatory approvals process. In order to increase the likelihood that Neurogen's portfolio will produce a successful obesity drug, Neurogen is developing alternative NPY blocker obesity drug candidates in collaboration with Pfizer. See "Collaborative Research and Licensing Agreements."

     GLP1. Type II diabetes (adult-onset or noninsulin-dependent) comprises the majority of diabetes cases, and the American Diabetes Association estimates 14.9 million people in the US are afflicted with the disease. Current estimates place the annual market for drugs to treat Type II diabetes at approximately $3.6 billion worldwide and $2.0 billion in the US. The disease arises from a reduction in insulin secretion by the pancreas. Although insulin secreting cells are present in Type II diabetics, there is a reduced sensitivity and/or response to insulin. Type II diabetes is currently treated with oral hypoglycemic agents
(OHAs) to stimulate insulin secretion, however the disease is progressive and patients often require insulin injections as the disease continues. In addition, overstimulation of insulin secretion due to OHAs often results in low blood sugar levels, or hypoglycemia, in Type II diabetic patients. Glucagon Like Peptide1 (GLP1) is secreted from cells in the intestine and its glucose lowering effect is dependent upon circulating glucose levels. Industry tests have demonstrated that GLP1 raises insulin secretion from pancreatic cells in the presence of elevated glucose levels without overstimulating insulin secretion and has no effect when glucose levels are in normal range, preventing hypoglycemia. Industry experiments also indicate that GLP1 delays stomach emptying, a mechanism which may play a role in treating obesity. Efforts to use the natural peptide for Type II diabetes treatment have demonstrated that it has a short half-life which renders it difficult to commercialize as a therapeutic. Through its AIDD program, Neurogen has identified a number of non-peptide small molecules which in in vitro tests indicate they have modulatory effects similar to GLP1. The Company is currently in the process of further testing and optimizing these compounds and evaluating them in its animal models. Neurogen has, to date, retained all of its commercial rights in its GLP1 program.

     GALANIN. Neurogen has also established a program to explore the utility of and develop drugs which modulate the neuropeptide galanin for the treatment of obesity. Galanin has been demonstrated in various industry studies to stimulate eating, and some researchers have demonstrated that galanin may stimulate the consumption of fats in laboratory animals. Neurogen believes that a drug which blocks the activity of galanin could decrease appetite. Through its AIDD program, Neurogen is conducting an early stage program to discover galanin leads suitable for further testing and optimization. Neurogen has, to date, retained all commercial rights to its galanin program.


     RHEUMATOID ARTHRITIS AND INFLAMMATION. Rheumatoid arthritis (RA) is a chronic inflammatory disease involving many systems of the body. While the cause of RA is not known, the spread of the disease is believed to be caused by inflammatory T-lymphocyte cells, a type of white blood cell, which starts a cascade resulting in the activation of several factors which exacerbate the inflammatory process including C5a. C5a attracts and promotes the immune system to start attacking the body's own cells, an inappropriate reaction causing this autoimmune disease. Although there are a variety of systemic manifestations, the characteristic feature of RA is persistent inflammation of the joint, usually involving peripheral joints, which also may be accompanied by pain, swelling, stiffness and loss of joint function. The potential of the joint inflammation to cause cartilage destruction and bone erosions, and subsequently joint deformities, is the hallmark of the disease. The onset of RA usually occurs in 40 to 50 year old individuals, is found throughout the world regardless of race, and the National Institutes of Health estimate that it affects approximately 1% of the US population.

     Current medications used to treat rheumatoid arthritis and inflammation are targeted towards varying aspects of the disease, from reducing pain and inflammation to attempts to slow down or stop joint damage. In 1998, industry analysts estimate that worldwide sales of drugs to treat rheumatoid arthritis were $6.4 billion and $2.1 billion in the US. These estimates do not include low dose anti-inflammatories, such as aspirin and other nonsteroidal anti-inflammatory drugs (NSAIDS) which are commonly used to treat both pain and inflammation, however gastrointestinal disturbances and ulcers are a common side effect of these drugs. A newer generation of anti-inflammatory drugs which inhibit the cyclooxygenase-2 enzyme specifically (COX-2 inhibitors) has recently been approved and may address this side effect. For more severe inflammatory flare-ups, corticosteroids are used, however, particularly at high doses, these have the potential for serious side effects, such as osteoporosis, fluid retention, muscle weakness, hypertension, increased risk of infection, diabetes and easy bruising. Drugs which are currently used to alter the course of the disease to prevent joint and cartilage destruction and also restrain the overly active immune system have been efficacious for many patients, however patients often experience diminishing effectiveness over time and serious side effects are common. Many of these drugs produce upset stomach, liver and kidney problems, and suppress the immune system, resulting in low white blood cell counts and blood abnormalities.

     Neurogen scientists believe that inhibiting the activation of the C5a receptor through a small molecule, orally available antagonist would be efficacious in the treatment of rheumatoid arthritis by blocking the inflammatory response and breakdown of tissue. This drug could also be effective in treating other inflammatory diseases, with the ease of delivery via a pill and without many of the side effects associated with currently available treatments. Through its AIDD program, the Company has identified several compounds which block the activation of C5a receptors. These compounds are currently being evaluated in additional pre-clinical models of inflammation. Neurogen has, to date, retained all rights in its C5a antagonist program.

     ASTHMA. Asthma is a chronic, persistent disease of the airways in the lungs characterized by chronic inflammation with acute flare-ups of coughing, wheezing, chest tightness, and difficult breathing that are usually reversible, but that can be severe and sometimes fatal. Recent academic research indicates that inflammation is a critical factor in the cause of asthma, and treating this abnormal inflammation is a primary goal of asthma therapy. Despite the development of new medications to treat asthma, the disease is on the rise. According to the Centers for Disease Control and Prevention, the prevalence of asthma in the US increased 61% between 1982 and 1994, with about 15 million Americans having asthma. The National Institute of Health reports that asthma is the single most common chronic disease causing absences from school, with about 5 million children in the US having asthma. If not properly controlled, asthma can be life threatening, and asthma deaths have increased to about 5600 Americans per year, representing a 45% increase in mortality between 1985 and 1995, according to the American Lung Association. Industry analysts estimate that worldwide sales of drugs used to treat the inflammatory component of asthma were $3.9 billion in 1998 and $1.1 billion in the US.

     Asthma has traditionally been treated by two types of drugs: anti-inflammatories and bronchodilators. Anti-inflammatory drugs like corticosteroids or cromolyn sodium interrupt the development of inflammation in the bronchial tubes of the lungs and have a preventative action. Bronchodilators act principally to open airways by relaxing bronchial smooth muscle. A third class of drug, the nonsteroidal oral leukotriene inhibitors, was introduced late in 1996, and are considered daily controller medications because they reduce airway inflammation and are used to control the disease and not to treat its sudden attack. In an effort to manage the disease and prevent tissue damaging attacks, treatment focus has shifted to anti-inflammatory drugs from those used to control symptoms such as constricted airways. Some clinical experts believe that preventative care is the key to controlling asthma. Most anti-asthma medications used today are inhaled, and while they often control the inflammatory symptoms, patient compliance is a concern. Neurogen believes that a small molecule orally available drug working through a novel mechanism to treat asthma would offer an improved route to controlling asthma.

     Through its AIDD program, Neurogen has identified a number of compounds active as bradykinin2 receptor subtype specific antagonists. Bradykinin (BK) and its metabolites have been implicated in a variety of physiological disease responses and bradykinin may play a participatory role in asthma. Bradykinin receptors have been found on a variety of lung tissues which are involved in the asthma response. Academic studies have demonstrated that bradykinin has been found in fluid taken from the lungs of asthmatics after allergen challenge and that inhalation of the BK peptide provokes constriction of the bronchial tubes and induces a sensation similar to that experienced during as asthma attack. This BK-induced bronchoconstriction is only observed in asthmatic patients and not in normal control subjects. Extensive published literature classifies BK receptors into two types: BK1 and BK2. The airway effects of bradykinin are believed to be mediated through the BK2 receptor as demonstrated by industry and academic studies with non-small molecule, peptide formulations of BK2 antagonists which have shown inhibition of allergen-induced asthma in animal models and improved pulmonary function in human clinical trials. Neurogen's small molecule BK2 antagonists are currently being evaluated in pre-clinical models of asthma. Neurogen has, to date, retained all rights in its BK2 antagonist program.

     SCHIZOPHRENIA PROGRAM. Schizophrenia refers to a group of mental illnesses of unknown origin which have no known cure and are characterized by a variety of symptoms including hallucinations, delusions and social withdrawal. Schizophrenia is estimated to affect between one-half and one percent of the population worldwide. Although recently approved drugs for the treatment of schizophrenia, including Zyprexa(R) and Risperdal(R), have demonstrated improvements over existing medications such as Clozapine(R) and Haldol(R), they do not completely alleviate the symptoms of schizophrenia and also produce undesirable side effects themselves. Weight gain, impairments of motor function and other side effects have been associated with treatment with Zyprexa(R) and Risperdal(R), however the newer drugs produce a lower incidence of adverse movement disorders and serious blood disorders than seen with older medications. Moreover, as many as 40 percent of all schizophrenics are unresponsive to standard antipsychotic medications and as many as 60 percent of treated patients subsequently relapse and require hospitalization. Industry analysts estimate the current annual market for antipsychotic drugs to be approximately $3.9 billion worldwide and $2.2 billion in the United States.

     Neurogen's antipsychotic program has concentrated on the discovery and development of drugs which block specific dopamine receptor subtypes. Research indicates that dopamine and its receptors play a critical role in schizophrenia. Neurogen scientists have investigated the pharmacology of dopamine receptors and their interaction with the network of neurons involved in emotional response and motor function. The Company believes that selectively blocking certain dopamine receptor subtypes could be efficacious in treating schizophrenia. The development of drug candidates under the Company's dopamine program are subject to the Collaboration and License Agreement dated as of June 28, 1995 between the Company and Schering-Plough (the "Schering-Plough Agreement"). In accordance with the terms of the agreement, in June 1998 Neurogen's portion of the research component of this collaboration expired, and all drug discovery research was transferred to Schering-Plough. See "Collaborative Research and Licensing Agreements."

     DRUG CANDIDATES. The Company's focus on dopamine receptor subtypes and the design of specific binding agents for these subtypes originated similarly to its approach with respect to GABA receptor subtypes. In recent years, distinct dopamine receptor subtypes, known as D1, D2, D3, D4 and D5, have been discovered which Neurogen believes may be involved in schizophrenia. Because elevated D4 receptors have been measured in the autopsied brains of schizophrenics, Neurogen believes that high levels of D4 receptors may intensify signals in the brain, thus causing many of the symptoms associated with schizophrenia. As a result, Neurogen believes that a compound which specifically blocks the D4 receptor or which blocks the D4 receptor and has limited activity at certain other dopamine receptors might be an effective antipsychotic agent and, because of its selectivity, might have a reduced side effect profile compared to currently marketed drugs.

     Neurogen has identified several series of compounds which selectively block the D4 receptor or the D4 receptor and the D2 receptor, and other combinations of dopamine antagonists. Neurogen believes that because of their activity at alternate receptor sites, these drugs, which are currently in pre-clinical development or earlier stage research, could potentially be used to treat a spectrum of disorders associated with schizophrenia. At the conclusion of Neurogen's research, the Company provided Schering-Plough with these compounds and all accompanying data for further development.

     Pursuant to the Schering-Plough Agreement, Schering-Plough has the right to determine when to advance collaboration compounds in the clinical process, if at all. No assurance can be given that any collaboration compound will successfully complete the clinical trials or advance through the regulatory approval process. In order to increase the likelihood that Neurogen's portfolio will produce a successful antipsychotic, Neurogen provided Schering-Plough with multiple chemical series which may provide alternative antipsychotic candidates in collaboration with Schering-Plough.

     ANIMAL HEALTH. According to leading veterinarians, behavior problems in household pets are the leading cause of death in the pet population, responsible for the euthanasia of between three and six million dogs and cats per year. In many cases, these behavior problems are treatable by behavior modification and pharmacotherapy when indicated. Few drugs to treat neuropsychiatric disorders in dogs and cats are available, and those that are available are often broader-acting human drugs that are provided in smaller doses. With the advance of more targeted medications that offer relief from a disorder without reduced side effects, adapting a number of Neurogen's drug development programs for use in companion animals becomes possible.

     In September 1998, Neurogen announced a new licensing agreement with Pfizer's Animal Health Group which expands the 1992 Pfizer Agreement. This expansion covers the development of Neurogen's small molecule compounds which work through the GABA neurotransmitter system for the treatment of anxiety and cognitive dysfunction in companion animals, such as dogs and cats. Pets often suffer undue stress and exhibit disruptive behavior when placed in anxiety producing situations such as when an owner leaves or a stranger is present. The initial goal of the agreement is to develop a drug that will reduce anxiety in companion animals without producing side effects such as sedation. From Neurogen's existing GABA drug development programs for humans, the Company has identified several lead candidates which are currently in pre-clinical testing.

     Neurogen will be eligible to receive milestone payments on drug candidates as they progress through development and royalty payments when such candidates are marketed, if at all. All development costs will be borne by Pfizer. Under the 1992 Pfizer Agreement, Pfizer has the right to determine when to advance compounds in the clinical process, if at all. See "Collaborative Research and Licensing Agreements."

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

     In December 1998, Neurogen announced that it and Pfizer had agreed to an additional extension of the research programs under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, through December 2000. As part of the extension, Pfizer and Neurogen also announced that GABA-based drugs to treat depression would also be explored as a part of the research programs. Pursuant to the agreement to extend these programs, Pfizer has agreed to pay Neurogen $6.24 million each year in 1999 and 2000 to fund Neurogen's research efforts in its GABA-based drug discovery programs to treat anxiety, depression, insomnia and dementia.

     In September 1998, Neurogen announced that it and Pfizer had agreed to expand the anxiety and cognition enhancement license agreement to include developing drugs to treat anxiety disorders and memory impairment in companion animals, such as dogs and cats. As part of this agreement, Neurogen could receive milestone payments if certain development and regulatory objectives are achieved regarding its animal health compounds. In exchange for receiving exclusive worldwide license to manufacture, use and sell GABA-based drugs to treat anxiety and or cognition impairment in companion animals, Pfizer has agreed to pay Neurogen royalties based on net sales levels, if any, for such products.

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

     In November 1995, Neurogen and Pfizer entered into the 1995 Pfizer Agreement. Pursuant to this third agreement, Neurogen and Pfizer are collaborating in the discovery and development of drugs for the treatment of NPY-mediated disorders, including obesity and eating disorders. Pursuant to the 1995 Pfizer Agreement, Pfizer purchased 750,000 shares of the Company's common stock for approximately $16.5 million and paid Neurogen a license fee of $3.5 million. The Company has received or, subject to certain conditions,is entitled to receive approximately $2.4 million per year during the period from November 1, 1995 through October 1999, for research and development funding of the Company's eating disorder program and may receive additional research and development funding of up to $2.4 million for an additional one-year period depending on whether and the extent to which Pfizer exercises its rights to extend the research program under the collaboration beyond November 1999.
Neurogen could also receive milestone payments of up to approximately $28 million if certain development and regulatory objectives are achieved regarding compounds subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to products developed in the collaboration subject to certain rights retained by Neurogen as described below. While Pfizer is responsible for Phase II and later stage clinical trials under this collaboration, Neurogen has primary responsibility for the preparation and filing of INDs and for the conduct the Phase I studies. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any products resulting from the collaboration for markets in NAFTA countries and has retained a profit sharing option with respect to future sales in NAFTA countries. If Neurogen exercises this profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing and in return share in any profit generated by sales of products developed pursuant to the collaboration in NAFTA countries. If Neurogen chose not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses. In either case, Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.

SCHERING-PLOUGH

     In June 1995, Neurogen and Schering-Plough entered into the Schering-Plough Agreement to collaborate in the discovery and development of drugs for schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received a license fee of $14.0 million for rights relating to Neurogen's dopamine program and $3.0 million for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Schering-Plough also paid an additional $3.0 million in 1996 for the right to test additional libraries. Neurogen received approximately $3.6 million per year during the period from July 1995 through June 1998 for research and development funding of the Company's schizophrenia program. In June 1998 Neurogen concluded its role in the research stage of the collaboration and transferred collaboration candidates to Schering-Plough for any further research and development. Neurogen could also receive milestone payments of up to approximately $32.0 million if certain development and regulatory objectives are met regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration. Pursuant to the Schering-Plough Agreement, Neurogen has retained the right to participate on an advisory clinical development committee and an option to manufacture on a cost plus basis any products resulting from the collaboration for the United States market. As a result of this collaboration, Neurogen is dependent on Schering-Plough to seek regulatory approvals for, to conduct clinical trials for and to determine the ultimate commercialization of compounds subject to this collaboration.

AMERICAN HOME PRODUCTS AND NIH

     In January 1992, Neurogen licensed a class of compounds including the anticonvulsant compound ADCI, from the NIH. In November 1996, Neurogen entered into the American Home Products Agreement pursuant to which Neurogen licensed to American Home Products its worldwide development and commercial rights with respect to ADCI and the related compounds licensed from NIH. Under this agreement, American Home Products agreed to conduct and fund all future research and development and commercialization activities under the program and subject to certain requirements in its agreement with Neurogen and Neurogen's agreement with the NIH. The November 1996 agreement with American Home Products provides that American Home Products is entitled to make all determinations regarding research, development and commercialization of ADCI. In February 1999, Neurogen announced that due to toxicities discovered through long term animal studies conducted by American Home Products, further development of ADCI has been discontinued. It is unlikely that development of ADCI will resume and as a result, Neurogen expects, upon reviewing the final data from American Home Products that it will terminate its agreements regarding ADCI with both American Home Products and the NIH.


PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's success depends, in part, on its ability to obtain patents, maintain trade secrets and operate without infringing on the intellectual property rights of third parties. The Company files patent applications both in the United States and in foreign countries, as it deems appropriate, for protection of both its products and processes. To date, Neurogen has filed numerous patent applications in the United States and foreign countries, and intends to file additional domestic and foreign applications in the near future. Presently, the Company is the sole assignee of seventy-eight issued United States patents and several foreign patents. Forty-five of the Company's issued United States patents and several pending patent applications concern the compounds in its GABA-based program to discover drugs to treat anxiety, sleep disorders and dementia. Twenty-six of the Company's issued United States patents and several pending patent applications concern the compounds in its antipsychotic program. Five of the Company's issued United States patents and several pending patent applications are in Neurogen's drug discovery program to treat depression through the CRF receptor. Except in the case of the NIH with respect to ADCI, the Company has engaged in no technology transfer which would obligate it to pay royalties to any third party.

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

     As scientific advances have rapidly changed the business of drug discovery, significant uncertainties have arisen as to the scope and enforceability of patents in the pharmaceutical and biotechnology industries which purport to enable competitors to restrict others from pursuing certain drug targets or technologies potentially useful in drug discovery and development. Because the Company's programs and technologies are focused in such areas of rapid change, these uncertainties are particularly significant to Neurogen. While the Company believes that it does not currently infringe any third party patents, it cannot be certain of the ultimate scope and validity of existing or future patents which could limit the areas in which the Company works or the technologies which the Company uses.

     The development of drugs is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. Such conflict could result in a significant reduction of the coverage of the Company's patents, if issued. In addition, if patents are issued to other companies which contain competitive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that the Company will be able to obtain any such licenses on commercially favorable terms, if at all. The Company's breach of an existing license or failure to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company.

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

MANUFACTURING

     Neurogen is currently relying, in part, on third-party manufacturers to produce its compounds for research purposes and for pre-clinical and clinical trials. The Company, which manufactures certain of its compounds to conduct pre-clinical studies, may expand its facilities to produce sufficient quantities of compounds for the clinical stage of development in certain circumstances. Neurogen has focused its research on developing compounds that are small molecules. The Company believes these compounds are more efficient to manufacture and do not require purification associated with certain protein compounds.

     Pfizer manufactures or will be responsible for manufacturing drugs for clinical trials which are subject to the 1992 Pfizer Agreement and the 1994 Pfizer Agreement and has the right to manufacture future products, if any, for commercialization. Pfizer will also be responsible for manufacturing drugs for Phase II and later stage clinical trials which are subject to the 1995 Pfizer Agreement and subject to Neurogen's option described below, has the right to manufacture future products, if any for commercialization. Schering-Plough will be responsible for manufacturing for clinical trials compounds which are subject to the Schering-Plough Agreement and, subject to Neurogen's option described below, has the right to manufacture future products, if any, for commercialization. Neurogen, however, has retained an option to manufacture future products, if any, developed pursuant to the Schering-Plough Agreement for sales in the United States and developed pursuant to the 1995 Pfizer Agreement for sales in NAFTA countries. See "Collaborative Research and Licensing Agreements." With respect to compounds not currently subject to collaborations, the Company plans either to establish supply arrangements with third-party manufacturers for clinical trials and for commercial distribution or to develop its own manufacturing capabilities. There can be no assurance that the Company will be able to achieve third-party arrangements on terms acceptable to the Company or that such arrangements will be successful. While the Company may attempt to develop internal manufacturing capabilities for certain of its products, there can be no assurance that the Company will be able to establish such capabilities or to do so at an acceptable cost.

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

     The steps required before a pharmaceutical agent may be marketed in the United States include (i) pre-clinical laboratory tests, in vivo pre-clinical studies and formulation studies, (ii) the submission to the FDA of an Investigational New Drug Application ("IND") for human clinical testing which must become effective before human clinical trials can commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices ("GMP") for both drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

     Pre-clinical testing includes laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the pre-clinical testing are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in commencement of clinical trials.

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

     The results of the pharmaceutical development, pre-clinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort. The approval process is affected by a number of factors including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Consequently, there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information or require post-marketing testing and surveillance to monitor the safety of the Company's products if it does not believe the NDA contains adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that an NDA does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

SCIENTIFIC ADVISORY BOARD

     Neurogen's Scientific Advisory Board is composed of certain of its scientists and other leading scientists from Yale University (the "University") who have been actively involved in pioneering research in the field of neurobiology and the treatment of neurological disorders for a number of years. Scientific Advisory Board members meet with management and key scientific employees of the Company on both a formal and informal basis. Scientific Advisory Board members have taken an active role in helping the Company identify scientific and product development opportunities and recruit and evaluate the Company's scientific staff.

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

Alan J. Hutchison, Ph.D..... Senior Vice President-Drug Discovery, Neurogen
                             Corporation

Eric Nestler, M.D., Ph.D.... Associate Professor of Psychiatry and Pharmacology,
                             Yale University

D. Eugene Redmond, Jr., M.D. Professor of Psychiatry, Yale University

Robert H. Roth, Ph.D........ Professor of Psychiatry and Pharmacology, Yale
                             University


     Each member of the Scientific Advisory Board who is not also an employee of the Company receives a fee of $15,000 per year and is eligible to participate in the Neurogen Corporation 1993 Omnibus Incentive Plan. All non-employee members of the Scientific Advisory Board are employed on a full-time basis by the University and, accordingly, devote only a small portion of their time to Neurogen. The University has regulations and policies which limit the ability of such personnel to act as part-time consultants or in other capacities for a commercial enterprise. A change in these regulations or policies could adversely affect the Company. Furthermore, it is possible that inventions or processes discovered by the outside members of the Scientific Advisory Board will not become the property of Neurogen, but will remain the property of such persons, the University or other entities to which the Scientific Advisory Board members have obligations.

HUMAN RESOURCES

     As of December 31, 1998, the Company had 148 full-time employees, of which 122 persons were scientists and 48 had Ph.D. degrees. Neurogen believes that its success will be dependent largely upon its ability to continue to attract and retain scientists and technical staff qualified in pharmacology, neuroscience, medicinal chemistry and molecular biology. The failure to retain such personnel or to develop expertise in such fields could materially adversely affect prospects for the Company's success. None of the Company's employees are covered by collective bargaining agreements, and the Company considers relations with its employees to be good. In addition, the failure to retain certain of the Company's current scientific personnel, almost all of whom do not have employment contracts with the Company, could adversely affect the Company. Each of the Company's current scientific personnel has entered into confidentiality and non-competition agreements with the Company.

RESEARCH AND DEVELOPMENT EXPENSES

     In each of 1998, 1997 and 1996 Neurogen incurred research and development expenses of $20,914,000, $19,710,000 and $13,934,000, respectively. Neurogen's operations are dedicated wholly to supporting its research and development programs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 5, 1998 the Company held a meeting of the stockholders to adopt an amendment to the Neurogen Corporation 1993 Omnibus Incentive Plan (the "Plan") to increase the shares in the Plan by 1,500,000. The Plan as originally adopted provided for the granting of awards aggregating up to 3,000,000 shares of Common Stock. As of November 1998, approximately 400,000 shares remained available for future awards. The stockholders approved the proposal voting as follows:

                  For         Against       Abstained
               ----------    ----------    ----------
               7,551,617     1,757,624       17,728

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

     Neurogen wishes to caution readers, and others to whom forward-looking statements are addressed, that any such forward-looking statements are not guarantees of future performance and that actual results may differ materially from estimates in the forward-looking statements. In addition to the important factors described elsewhere in this Form 10K and the Company's other filings with the Securities and Exchange Commission, the following important factors, among others, could affect Neurogen's actual future results and could cause such results to differ materially from estimates expressed in any forward-looking statements made by, or on behalf of, Neurogen:

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

     o Neurogen's dependence on its corporate partners with respect to research and development funding, pre-clinical evaluation of drug candidates, human clinical trials of drug candidates, regulatory filings and manufacturing and marketing expertise with respect to its most advanced compounds.

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

     o Uncertainty of the scope and enforceability of patents in the pharmaceutical and biotechnology industries which purport to enable competitors to restrict others from pursuing certain drug targets or technologies potentially useful in drug discovery and development.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Neurogen is traded on The NASDAQ Stock Market under the symbol NRGN. As of March 1, 1999, there were approximately 380 holders of record of the Company's common stock. No dividends have been paid on the common stock to date, and the Company currently intends to retain any earnings for further development of the Company's business.

     The following table sets forth the high and low closing bid prices for the common stock as reported by NASDAQ.

                                                                HIGH     LOW
                                                                ----     ---
FISCAL 1998:
First Quarter.................................................. 17 3/4  13 3/8
Second Quarter................................................. 20 1/2  16 1/8
Third Quarter.................................................. 18 3/8  10 5/8
Fourth Quarter................................................. 18      13 5/8
FISCAL 1997:
First Quarter.................................................. 22      17 1/4
Second Quarter................................................. 23 1/8  13 3/4
Third Quarter.................................................. 27      18 3/4
Fourth Quarter................................................. 28 1/5  13


ITEM 6.   SELECTED FINANCIAL DATA

For the Year Ended December 31

                                                     (in thousands, except per share data)
                                                -----------------------------------------------
                                                  1998     1997     1996      1995      1994
                                                -------- -------- --------- --------- ---------
Total operating revenues.......................$ 11,081   $17,979  $ 18,286 $ 26,929  $ 5,789
Total operating expenses.......................$ 24,834   $23,276   $17,229 $ 15,585  $12,924
Net income (loss)..............................$ (9,458)     (257)  $ 5,894 $ 13,353  $(6,651)
Net income (loss) per share-basic (1)..........$   (.66)     (.02)    $ .42   $ 1.19   $ (.70)
Net income (loss) per share-diluted (1)........$   (.66)     (.02)    $ .38   $ 1.07   $ (.70)
Total assets...................................$101,810  $111,869  $113,869 $104,856  $25,889
Long-term debt.................................$      -      $ 74     $ 279    $ 460    $ 620
Stockholders' equity...........................$ 98,567  $106,918   106,245 $ 98,076  $24,080
Weighted average number of shares outstanding-
basic..........................................  14,419    14,348    14,145   11,267    9,528

(1) All per share data conforms to SFAS No. 128, Earnings Per
    Share - See footnote 1 to the financial statements.

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

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     The Company's fiscal 1998 operating revenues decreased 38 percent to $11.1 million from 1997 operating revenues of $18.0 million, which were relatively consistent with 1996 fiscal operating revenues of $18.3 million. The decrease in 1998 is due to a decrease in license fees which were recognized in both 1997 and 1996, the scheduled conclusion in June 1998 of the research phase of the Schering-Plough Agreement (as described below), a reduction in reimbursement of costs under a cost sharing arrangement for certain expenses associated with human clinical trials conducted by Neurogen under its NPY obesity collaboration with Pfizer. The amount of the above described reimbursements may fluctuate significantly depending on the level of clinical trials being conducted. The amount of scheduled research funding may also fluctuate significantly depending on the level of funded staffing and the extent to which Pfizer extends the research programs.

     Neurogen's license fees of $3.0 million in 1997, and $3.8 million in 1996 represent non-recurring, nonrefundable fees which relate to the granting of certain commercial licenses and rights to collaborative partners as described below. License fees in 1997 represented a previously unearned $3.0 million library access fee from Schering-Plough for access to a portion of Neurogen's combinatorial chemistry libraries. License fees in 1996 were composed of a similar $3.0 million library access fee from Schering-Plough together with a $0.8 million fee from American Home Products received in connection with entering into the American Home Products Agreement. The amount of the above described reimbursements may fluctuate significantly depending on the level of clinical trials being conducted. The amount of scheduled research funding may also fluctuate significantly depending on the level of funded staffing and the extent to which Pfizer extends the research programs.

     Research and development costs increased 6 percent to $20.9 million for the year ended December 31, 1998 as compared to the same period in 1997. Research and development costs increased 41 percent to $19.7 million in 1997 compared to $13.9 million in 1996. These increases are due primarily to an increase in research and development personnel to staff the company's growing portfolio of drug development programs and an expansion of Neurogen's drug discovery capabilities through its growing AIDD (Accelerated Intelligent Drug Design) program and fluctuations in clinical development activities which increased in 1997 and then decreased in 1998. Research and development costs represented 84 percent, 85 percent and 81 percent of total operating expenses for the years ended December 31, 1998, 1997 and 1996, respectively.

     General and administrative expenses increased 10 percent to $3.9 million in 1998 from $3.6 million in 1997 and 8 percent in 1997 from $3.3 million in 1996. The increases in both years were due primarily to an increase in administrative activities and the addition of related facilities to support the Company's expanded research programs.

     Other income, consisting primarily of interest income and gains and losses from marketable securities, was $4.3 million in 1998, $5.0 million in 1997 and $4.9 million in 1996, respectively. The decrease in 1998 compared to 1997 and 1996 was due primarily to a lower level of invested funds.

     The Company recognized a net loss of $9.5 million for the year ended December 31, 1998 a net loss of $0.3 million for the year ended December 31, 1997 and net income of $5.9 million for the year ended December 31, 1996. The decrease in earnings is primarily due to the decrease in operating revenues and the increase in operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998 and 1997, cash, cash equivalents and marketable securities were in the aggregate $75.0 million and $84.2 million, respectively. The decrease in 1998 was due primarily to a decrease in operating revenue and an increase in operating expenses, all as described above, together with capital expenditures for plant and equipment. The Company's aggregate level of cash, cash equivalents and marketable securities has fluctuated significantly in the past and is expected to do so in the future as a result of the factors described below.

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

     In the first quarter of 1992, the Company entered into the 1992 Pfizer Agreement pursuant to which Pfizer made a $13.8 million equity investment in the Company. Under this agreement, the Company received $4.6 million to fund research and development programs in each of the five years from 1992 through 1996. The Company has received and is receiving additional funding pursuant to the December 1996 and December 1998 extensions, as described below. Neurogen is eligible to receive milestone payments of up to $12.5 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter gamma-aminobutyric acid, or GABA. Pfizer will pay Neurogen royalties based upon net sales levels, if any, for such products. As of December 31, 1998, Pfizer had provided $31.6 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, as extended, (as described below), and $0.3 million due to the completion of a clinical development milestone.

     Neurogen and Pfizer entered into their second collaborative agreement, the 1994 Pfizer Agreement, in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company. Under this agreement, the Company received approximately $7.4 million during the three-year period which commenced July 1, 1994, to fund Neurogen's sleep disorder program. The Company has received and is receiving additional funding pursuant to the December 1996 and December 1998 extensions, as described below. Neurogen could also receive milestone payments of up to $3.3 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties based upon net sales levels, if any. As of December 31, 1998, Pfizer had provided $10.3 million of research funding to the Company pursuant to the 1994 Pfizer Agreement, as extended, (as described below).

     In 1996 and 1997, Neurogen and Pfizer extended the 1992 and 1994 Agreements. Pursuant to the extension agreements, Neurogen received $6.5 million and $6.3 million in 1998 and 1997, respectively, to fund research and development programs. In the fourth quarter of 1998, Neurogen announced that it had agreed with Pfizer to further extend the 1992 and 1994 Pfizer Agreements to provide research funding of $6.2 million per year in both 1999 and 2000. Additionally, the companies agreed to expand the 1992 Agreement to include depression as a new target. Pursuant to this agreement, Neurogen will be eligible to receive certain milestone payments upon the achievement of development and regulatory objectives and royalties based on net sales levels, if any. Pfizer received the exclusive right to manufacture and market GABA based drugs for depression from the collaboration.

     Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

     Neurogen and Pfizer entered into their third collaborative agreement, the 1995 Pfizer Agreement, in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company bringing Pfizer's ownership of the Company's common stock up to approximately 21% and paid a $3.5 million license fee. The Company has received approximately $7.5 million during the three year period which commenced November 1, 1995, to fund Neurogen's neuropeptide Y (NPY) eating disorders program. Pfizer has also elected to extend the research program through October 1999 and to increase Neurogen's staffing on the program and pay Neurogen $3.1 million to fund the fourth year of research. Neurogen may also receive funding for a fifth year at staffing levels to be determined by Neurogen and Pfizer should Pfizer exercise its option to further extend the research program and return to the original staffing levels. Neurogen could also receive milestone payments of up to approximately $28 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any collaboration products in NAFTA countries. Neurogen has also retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return will receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries. As of December 31, 1998, Pfizer had provided $8.3 million in research funding (including $.3 million in unearned revenues) pursuant to the 1995 Pfizer Agreement.

     In June 1995, Neurogen and Schering-Plough entered into the Schering-Plough Agreement to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received one-time license fees of $14 million for rights relating to Neurogen's dopamine program and $3.0 million in each of 1995 and 1996 for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Neurogen received scheduled funding aggregating approximately $10.8 million during the three-year period from June 1995 through June 1998, for research and development funding of the Company's dopamine program. In July 1998, Neurogen announced that the Company and Schering-Plough had concluded the research phase of the collaboration and that Schering-Plough planned to continue the development of drug candidates identified during such research. Accordingly, Neurogen has reassigned personnel formerly conducting such research to other Neurogen projects and the funding of $3.6 million per year formerly received from Schering-Plough came to its scheduled conclusion on July 1, 1998. Neurogen could also receive milestone payments of up to approximately $32 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration. Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. As of December 31, 1998, Schering-Plough had provided $10.8 million in research funding pursuant to the Schering-Plough Agreement. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all
clinical   development   and  marketing,   if  any,  of  drugs  subject  to  the
collaboration.

     The Company plans to use its cash, cash equivalents and marketable securities for its research and development activities, working capital and general corporate purposes. Neurogen anticipates that its current cash balance, as supplemented by research funding pursuant to the Pfizer Agreements will be sufficient to fund its current and planned operations through 2001. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to, the progress of the Company's research and development programs, the timing and results of preclinical testing and clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of its proposed products, the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs, conducting clinical studies, obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. The Company anticipates that it may augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. No arrangements have been entered into for any future financing and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

     As of December 31, 1998, the Company had approximately $24.3 million of net operating loss carryforwards available for federal income tax purposes which expire from the years 2004 through 2013. The Company had approximately $19.8 million of Connecticut state tax net operating loss carryforwards as of December 31, 1998 which expire in the years 1999 through 2003. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and researh and development credit carryforwards may be subject to an annual limitation in future periods.

Discussion of the Year 2000 issue

     General. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations including, among other things, a temporary inability to access scientific data, process transactions, or engage in similar normal business activities.

     Program. The Company has begun a program to resolve the Year 2000 issue. This program consists of four phases: assessment, remediation, testing and contingency planning. The Company completed the assessment phase in December 1998 and is currently in the remediation phase. During the assessment phase, the Company assessed its products, key financial and operating systems and other systems for Year 2000 compliance. The assessment included identifying all critical information technology systems and non-information technology critical systems on which the Company relies, testing Year 2000 compliance of such systems, and recommending steps for replacing or making corrective fixes to non-compliant systems. Additionally, the Company obtained compliance verification from key third party vendors supplying critical parts or services to the Company in order to determine their plans to address their own Year 2000 issues.

     Upon completion of the detailed assessment, the Company concluded that substantially all its key financial operating systems and other systems are Year 2000 compliant. However, certain software and hardware components were identified as non-compliant. The Company has established a plan to replace this non-compliant software and hardware by September 1999. Also, the Company believes that its processes will be unaffected by the Year 2000 issue.

     The testing phase of the program has been on-going, and will continue to be conducted as non-compliant software and hardware are replaced. The Company estimates that the testing phase is approximately 60% completed as of December 31, 1998. The Company currently plans to develop a contingency plan during the third quarter of 1999 for any systems not expected to be Year 2000 compliant by December 31, 1999.

     Costs. The Company plans completion of all phases, including contingency planning, of the Year 2000 program by the end of the third quarter of 1999. All costs associated with the Company's Year 2000 program are being expensed as incurred. The estimated total cost of the Year 2000 program is approximately $200,000, which primarily includes the cost of employee time spent on the issue, and the cost of replacing or upgrading non-compliant software identified during the assessment phase. Costs incurred through December 31, 1998 have totalled approximately $125,000.

     Risks. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, the Company may not timely identify and remediate all significant Year 2000 problems and remedial efforts may involve greater time and expense than is currently anticipated. If such modifications and conversions fail to be made,or are not timely completed, the Year 2000 issue could have a material impact on the results of operations, financial position or cash flows of the Company. Furthermore, there can be no assurance that any Year 2000 compliance problems of the Company or its customers or suppliers will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

     The Company believes that the most reasonably likely worst case scenario is that a temporary disruption of operations would occur due to any or all of the following: unavailability of services from utility companies, delay in receipt of supplies from vendors, having to access archived back-ups of databases of stored information, or delays in accessing the Company's financial resources caused by problems in the banking industry.

     The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the program include the availability of resources, the Company's ability to discover and correct Year 2000 problems which could have an impact on the Company's operations and the ability of suppliers to bring their systems into Year 2000 compliance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk. The Company's investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk. Additionally, funds available from investment activities are dependent upon available investment rates. These funds may be higher or lower than anticipated due to interest rate volatility.

     Capital Market Risk. The Company currently has no product revenues and is dependent on funds raised through other sources. One source of funding is through further equity offerings. The ability of the Company to raise funds in this manner is dependent upon capital market forces affecting the stock price of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Balance Sheets at December 31, 1998 and 1997...............................40,41

Statements of Operations for the years ended
December 31, 1998, 1997 and 1996............................................  42

Statements of Stockholders' Equity for the years ended
December 31, 1998, 1997 and 1996...........................................   43

Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996...........................................   44

Notes to Financial Statements..............................................   45

Report of Independent Accountants..........................................54,55

                                               NEUROGEN CORPORATION

                                                  BALANCE SHEETS


                                                                           December 31
                                                                       -------------------
                                                                         1998      1997
                                                                       --------- ---------
                                                                      (In thousands, except
                                                                         per share data)
                                Assets
Current Assets:
Cash and cash equivalents............................................. $ 26,066  $ 66,924
Marketable securities.................................................   48,944    17,227
Receivable from corporate partners....................................      656     1,192
Other current assets..................................................    1,298     1,122
                                                                       --------- ---------
Total current assets..................................................   76,964    86,465
Property, plant & equipment:
Land and land improvements............................................      542       542
Building and building improvements....................................   16,704    16,377
Leasehold improvements................................................    4,026     4,026
Equipment.............................................................    9,949     8,422
Furniture.............................................................      534       484
                                                                       --------- ---------
                                                                         31,755    29,851
Less accumulated depreciation and amortization........................    7,265     4,950
                                                                       --------- ---------
Net property, plant and equipment.....................................   24,490    24,901
Other assets, net.....................................................      356       503
                                                                       --------- ---------
                                                                       $101,810  $111,869
                                                                       ========= =========

                                  See accompanying notes to financial statements

                                               NEUROGEN CORPORATION

                                            BALANCE SHEETS--(Continued)
                                                                           December 31
                                                                       -------------------
                                                                         1998      1997
                                                                       --------- ---------
                                                                      (In thousands, except
                                                                         per share data)


              Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses.................................  $ 2,861     4,418
Unearned revenue from corporate partners..............................      260       200
Current portion of mortgage payable...................................       74       205
                                                                       --------- ---------
Total current liabilities.............................................    3,195     4,823
Mortgage payable, excluding current portion...........................        -        74
Other compensation....................................................       48        54
                                                                       --------- ---------
Total liabilities.....................................................    3,243     4,951
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $.025 per share authorized 2,000 shares;
none issued...........................................................       -         -
Common stock, par value $.025 per share authorized 30,000 shares;
issued and outstanding 14,656 shares in 1998 and 14,390 in 1997.......      366       360
Additional paid-in capital............................................  113,901   110,231
Accumulated deficit...................................................  (12,234)   (2,776)
Deferred compensation.................................................   (3,540)     (894)
Accumulated other comprehensive income................................       74        (3)
                                                                       --------- ---------
Total stockholders' equity............................................   98,567   106,918
                                                                       --------- ---------
                                                                       $101,810  $111,869
                                                                       ========= =========


                                  See accompanying notes to financial statements




                                               NEUROGEN CORPORATION

                                             STATEMENTS OF OPERATIONS

                                                          For the Years Ended December 31
                                                         ---------------------------------
                                                            1998        1997       1996
                                                         ----------- ---------- ----------
                                                       (In thousands, except per share data)
Operating revenues:
License fees............................................    $   -       $3,000     $3,750
Research and development................................     11,081     14,979     14,536
                                                         ----------- ---------- ----------
Total operating revenues................................     11,081     17,979     18,286
Operating expenses:
Research and development................................     20,914     19,710     13,934
General and administrative..............................      3,920      3,566      3,295
                                                         ----------- ---------- ----------
Total operating expenses................................     24,834     23,276     17,229
                                                         ----------- ---------- ----------
Operating income (loss).................................    (13,753)    (5,297)     1,057
Other income (expense):
Investment income.......................................      4,312      5,075      4,988
Interest expense........................................        (17)       (35)       (51)
                                                         ----------- ---------- ----------
Total other income, net.................................      4,295      5,040      4,937
                                                         ----------- ---------- ----------
Income (loss) before provision for income taxes.........     (9,458)      (257)     5,994
Provision for income taxes..............................        -          -          100
                                                         ----------- ---------- ----------
Net income (loss).......................................    $(9,458)     $(257)    $5,894
                                                         =========== ========== ==========
Earnings (loss) per share:
Basic...................................................      $(.66)     $(.02)      $.42
                                                         ----------- ---------- ----------
Diluted.................................................      $(.66)     $(.02)      $.38
                                                         ----------- ---------- ----------
Shares used in calculation of earnings (loss) per share:
Basic...................................................     14,419     14,348     14,145
                                                         ----------- ---------- ----------
Diluted.................................................     14,419     14,348     15,449
                                                         ----------- ---------- ----------





                                  See accompanying notes to financial statements



                                               NEUROGEN CORPORATION

                                        STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     For the Years Ended December 31, 1998, 1997 and 1996
                                                                        (in thousands)
                                                 --------------------------------------------------------------------------

                                                                                                     Accumulated
                                                                Additional                           Other
                                                   Common Stock   Paid-in  Accumulated   Deferred    Comprehensive
                                                  Shares Amount   Capital    Deficit   Compensation  Income          Total

                                                  ------ ------ ---------- ----------- ------------  ------------- --------



Balance at December 31, 1995....................  13,949  $349   $106,040   $(8,413)      $ -            $100      $98,076
Issuance of shares for cash to American
Home Products Corporation.......................     37      1        749         -         -             -            750
Exercise of stock options.......................    260      6      1,623         -         -             -          1,629
Exercise of warrants............................      6      -          8         -         -             -              8
Tax benefit relating to stock option exercises..     -       -         71        -          -             -             71
Comprehensive income:
  Net income....................................     -       -          -     5,894         -             -          5,894
  Unrealized loss on marketable securities......     -       -          -        -          -            (183)        (183)
                                                 ------ ------ ---------- ----------- ------------  ------------- ---------
Balance at December 31, 1996.................... 14,252    356    108,491    (2,519)        -             (83)    $106,245
Deferred compensation...........................     -       -        894        -       (894)            -             -
Exercise of stock options.......................    138      4        846        -          -             -            850
Comprehensive income:
  Net loss......................................     -      -          -       (257)        -             -           (257)
  Unrealized gain on marketable securities......     -      -          -          -         -              80           80
                                                 ------ ------ ---------- ----------- ------------  ------------- ---------
Balance at December 31, 1997.................... 14,390    360    110,231    (2,776)     (894)             (3)     106,918
Issuance of restricted stock....................    145      4      2,536        -     (2,540)            -             -
Deferred compensation ..........................     -      -         265        -       (106)            -            159
Exercise of stock options.......................     98      2        564        -         -              -            566
Stock issued in 401(k) match....................     19     -         299        -         -              -            299
Exercise of warrants............................      4     -           6        -         -              -              6
Comprehensive income:
  Net loss......................................     -      -          -     (9,458)       -              -         (9,458)
  Unrealized gain on marketable securities......     -      -          -         -         -               77           77
                                                 ------ ------ ---------- ----------- ------------  ------------- ---------
Balance at December 31, 1998                     14,656   $366   $113,901  $(12,234)  $(3,540)            $74      $98,567
                                                 ====== ====== ========== =========== ============  ============= =========






                                  See accompanying notes to financial statements




                                               NEUROGEN CORPORATION

                                             STATEMENTS OF CASH FLOWS

                                                                For the Years ended December 31
                                                                --------------------------------
                                                                   1998       1997       1996
                                                                ---------- ---------- ----------
                                                                         (In thousands)
Cash flows from operating activities:
Net income (loss)..............................................   $(9,458)    $ (257)    $5,894
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense..........................     2,365      1,849      1,020
Noncash compensation expense...................................       458        -          -
(Gain) loss on sale of assets..................................         6          4        (15)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses...    (1,557)     1,408        999
Increase (decrease)in unearned revenue from corporate partners.        60     (3,900)       -
(Increase) decrease in other current assets....................      (176)        10         62
(Increase) decrease in receivable from corporate partners......       536       (732)      (136)
(Increase) decrease in other assets, net.......................       127       (110)        67
                                                                ---------- ---------- ----------
Net cash provided by (used in) operating activities............    (7,639)    (1,728)     7,891
                                                                ---------- ---------- ----------
Cash flows from investing activities:
Purchase of plant and equipment................................    (1,974)   (10,033)    (6,600)
Purchases of marketable securities.............................   (66,242)   (35,060)   (42,584)
Maturities and sales of marketable securities..................    34,602     50,227     75,784
Proceeds from sale of assets...................................        34         26        109
                                                                ---------- ---------- ----------
Net cash provided by (used in) investing activities............   (33,580)     5,160     26,709
                                                                ---------- ---------- ----------
Cash flows from financing activities:
Exercise of stock options......................................       566        850      1,629
Principal payments under mortgage payable......................      (205)      (181)      (160)
Proceeds from sales of common stock, net.......................        -         -          750
                                                                ---------- ---------- ----------
Net cash provided by financing activities......................       361        669      2,219
                                                                ---------- ---------- ----------
Net increase (decrease)in cash and cash equivalents............   (40,858)     4,101     36,819
Cash and cash equivalents at beginning of year.................    66,924     62,823     26,004
                                                                ---------- ---------- ----------
Cash and cash equivalents at end of year.......................   $26,066    $66,924    $62,823
                                                                ========== ========== ==========



                                  See accompanying notes to financial statements

                              NEUROGEN CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS--Neurogen Corporation ("Neurogen" or the "Company") is a neuropharmaceuticals Company engaged in the discovery and development of drugs. Neurogen's strategy is to discover and develop drugs which modulate communications between cells in such a way as to avoid or minimize the negative side effects typically associated with many currently prescribed medications. The Company has not derived any revenue from product sales to date.

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

     CASH EQUIVALENTS AND MARKETABLE SECURITIES--The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. The carrying values of cash equivalents at December 31, 1998 and 1997 were approximately $26,310,000 and $66,789,000, respectively.

     The Company considers its investment portfolio to be available-for-sale securities as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. Marketable securities at December 31, 1998 and 1997 consist of debt securities with maturities of three months to four years. Securities are available for sale and are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders' equity. The aggregate cost of marketable securities at December 31, 1998 and 1997 was approximately $48,870,000 and $17,230,000, respectively. Realized gains and losses have been determined by the specific identification method. The Company recognized gross realized gains of $52,000 and $116,000 in 1998 and 1997, respectively. Gross realized losses were $60,000 and $65,000 in 1998 and 1997, respectively.

     PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years. Leasehold improvements are amortized over the life of the lease.

     REVENUE RECOGNITION--Revenue under research and development arrangements is recognized as earned under the terms of the respective agreements. License payments are recorded when received and the license agreements are signed and no further efforts are required of the Company. Product research funding is recorded as revenue, generally on a quarterly basis, as research effort is incurred. Deferred revenue arises from payments received which have not yet been earned under research and development arrangements. The Company recognizes milestone payments when the milestones are achieved.

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

     EARNINGS (LOSS) PER SHARE--In 1997, the Company adopted Statement of Accounting Standards No. 128, "Earnings Per Share" (EPS) under which primary EPS computed in accordance with APB Opinion 15 has been replaced with a simpler calculation called basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average common shares outstanding. Fully dilutive EPS did not change significantly but has been renamed diluted EPS. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

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

2.   CORPORATE PARTNER AGREEMENTS

     In 1992, the Company entered into a collaborative research agreement (the "1992 Pfizer Agreement") with Pfizer Inc. ("Pfizer"), pursuant to which Pfizer has provided $13,750,000 in equity financing. Pursuant to the 1992 Pfizer Agreement, the Company has received an aggregate of approximately $31,900,000 for research and development funding of the Company's anxiolytic and cognition enhancement projects. Neurogen could also receive additional milestone payments totaling $12,250,000 ($250,000 had been received as of December 31, 1998) if certain development and regulatory objectives are achieved regarding its products subject to the 1992 Pfizer Agreement. In return, Pfizer received the exclusive rights to manufacture and market GABA-based anxiolytics and cognition enhancers developed in the collaboration for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. In each of 1998, 1997 and 1996, Neurogen received approximately $4,685,000, $3,960,000 and $4,600,000 respectively, in research funding, which approximates the research costs it incurred in such years under the 1992 Pfizer Agreement.

     The Company entered into its second collaborative agreement (the "1994 Pfizer Agreement") with Pfizer in June 1994 pursuant to which Pfizer made an additional equity investment in the Company of $9,864,000. Pursuant to the 1994 Pfizer Agreement, the Company has received an aggregate of approximately $10,300,000 during the three-year period which commenced July 1, 1994, for research and development funding of the Company's sleep disorder project. Neurogen could also receive additional milestone payments totaling $3,250,000 if certain development and regulatory objectives are achieved regarding its products subject to the 1994 Pfizer Agreement. In return, Pfizer received the exclusive right to manufacture and market GABA-based sleep disorder products developed in the collaboration for which it will pay Neurogen royalties depending upon net sales levels, if any. In 1998, 1997 and 1996, the Company received research funding of approximately $1,600,000, $2,500,000 and $2,379,000, respectively, which approximates the research costs incurred in such years under the 1994 Pfizer Agreement.

     In 1996 and 1997, Neurogen and Pfizer extended the 1992 and 1994 Agreements. Pursuant to the extension agreements, Neurogen received $6,080,000 and $6,470,000 in 1998 and 1997, respectively. In the fourth quarter of 1998, Neurogen announced that it had agreed with Pfizer to further extend the 1992 and 1994 Pfizer Agreements to provide research funding of $6,240,000 per year in both 1999 and 2000. Additionally, the companies agreed to expand the 1992 Agreement to include depression or a new target. Pursuant to this agreement, Neurogen will be eligible to receive certain milestone payments upon the achievement of development and regulatory objectives and royalties based on net sales levels, if any. Pfizer received the exclusive right to manufacture and market GABA based drugs for depression from the collaboration.

     Neurogen and Pfizer entered into their third collaborative agreement (the "1995 Pfizer Agreement") in November 1995, pursuant to which Pfizer paid $3,500,000 in one-time license fees and made an additional equity investment in the Company of $16,500,000, bringing Pfizer's ownership of the Company's common stock up to 21%. The Company has received approximately $7,500,000 per year during the three year period which commenced November 1, 1995, to fund Neurogen's neuropeptide Y (NPY) eating disorders program. Pfizer has also elected to extend the research program through October 1999 and increase Neurogen's staffing on the program and pay Neurogen $3,120,000 to fund the fourth year of research. Neurogen may also receive funding for a fifth year at staffing levels to be determined by Neurogen and Pfizer should Pfizer exercise its option to further extend the research program. Neurogen could also receive milestone payments of up to approximately $28,000,000 if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any collaboration products in NAFTA (North American Free Trade Agreement) countries and has retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a share of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries. As of December 31, 1998, Pfizer had provided $8,280,000 in research funding (including $260,000 in unearned revenues) pursuant to the 1995 Pfizer Agreement.

     In June 1995, Neurogen and Schering Corporation and Schering-Plough Ltd. (together, "Schering-Plough") entered into an Agreement (the "Schering-Plough Agreement") to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received in 1995 one-time license fees of $14,000,000 in exchange for rights relating to Neurogen's dopamine program and $3,000,000 in each 1995 and 1996 for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays of which $3,000,000 was included in unearned revenue at December 31, 1996 and recognized as revenue in 1997. Neurogen received scheduled funding aggregating approximately $10,800,000 during the period from June 1995 through June 1998 for research and development funding of the Company's dopamine program. In July 1998 Neurogen announced that the Company and Schering-Plough had concluded the research phase of the collaboration and that Schering-Plough planned to continue the development of drug candidates identified during such research. Neurogen could also receive milestone payments of up to approximately $32,000,000 if certain development and regulatory objectives are achieved regarding its products subject to the Schering-Plough Agreement. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration and Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

     In the fourth quarter of 1996, Neurogen entered into an agreement pursuant to which it out-licensed to American Home Products (acting through its Wyeth-Ayerst Laboratories division) Neurogen's commercial rights to ADCI, a small molecule drug candidate for the treatment of epilepsy and related disorders. Neurogen had previously in-licensed its rights to ADCI from the National Institutes of Health ("NIH"). Under the terms of Neurogen's agreement with American Home Products, Neurogen received a $0.8 million for 37,442 shares of common stock. In January 1999, Wyeth-Ayerst informed Neurogen that it would not pursue further clinical testing on ADCI due to toxocological results from a clinical study.

3.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31 are summarized as follows (in thousands):
                        1998   1997
                       ------ ------
Accounts payable...... $1,798 $3,374
Accrued compensation..  1,064  1,044
                       ------ ------
                       $2,862 $4,418
                       ====== ======

4.   LONG-TERM DEBT AND LEASE OBLIGATIONS

     At December 31, 1998, the Company had a $74,000 mortgage payable on, and secured by, its Branford, Connecticut office and research facility, payable in monthly installments. The interest rate is adjusted quarterly to the prime rate plus 1%. At December 31, 1998, the prime rate was 7.75%.

     The Company anticipates paying off the mortgage in full by the second quarter of 1999.

     In the third quarter of 1995, the Company entered into a ten year operating lease agreement to lease 24,000 square feet of space in a building adjacent to the Company's existing research facility. The Company has a renewal option to extend the lease for an additional ten year period. The Company may also exercise an option to purchase the building after the sixth year of the lease. The improvements made to the leased facility for laboratory and office space were completed in the fourth quarter of 1996 and are to be amortized over the life of the lease, or ten years. Rent expense approximated $130,000 in 1998, 1997 and 1996.

     Future minimum rental lease payments subsequent to December 31, 1998 (in thousands) are:

1999.......................... $  126
2000..........................    130
2001..........................    151
2002..........................    151
2003..........................    151
Thereafter....................    278
                               ------
Total minimum lease payments.. $  987
                               ======

5.   STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK

     The Neurogen Corporation Stock Option Plan (the "Plan") originally adopted in 1988 and amended in 1992, provided for the issuance of incentive and non-qualified stock options for up to 1,200,000 shares of common stock. In May 1994, the Company's shareholders approved its 1993 Omnibus Incentive Plan which made 3,000,000 shares available for grant and its 1993 Non-Employee Directors Stock Option Program which made 500,000 shares available for grant. In November 1998 the shareholders approved a 1,500,000 increase in shares to the 1993 Omnibus Incentive Plan. The Plan allows for stock appreciation rights, restricted shares, and performance units. All options expire not later than ten years after the date of grant. Employees vest annually over five years, while directors vest monthly over three years.

Options
-------

     The following table presents the combined activity of its stock option plans for the years ended December 31, as follows:

                                             1998                1997                1996
                                     ------------------- ------------------- -------------------
                                                Weighted            Weighted            Weighted
                                                 Average             Average             Average
                                                Exercise            Exercise            Exercise
                                      Options     Price   Options     Price   Options     Price
                                     ---------- -------- ---------- -------- ---------- --------
Outstanding at January 1............ 3,389,576    $14.11 2,874,994    $13.70 2,478,149    $11.10
Granted.............................   524,788     16.91   777,349     16.27   669,830     20.54
Exercised...........................  ( 97,645)     5.80  (138,382)     6.60  (260,118)     6.43
Canceled............................  (124,259)    18.95  (124,385)    20.53   (12,867)    16.74
                                     ---------- -------- ---------- -------- ---------- --------
Outstanding at December 31.......... 3,692,460    $14.56 3,389,576    $14.11 2,874,994    $13.70
                                     ========== ======== ========== ======== ========== ========
Options exercisable at December 31.. 2,006,784    $12.21 1,504,716    $10.78 1,121,296     $8.54

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

     The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1998:

                               Weighted
                                Average   Weighted             Weighted
                               Remaining   Average              Average
     Range of        Number   Contractual Exercise    Number   Exercise
 Exercise Prices  Outstanding Life (Yrs.)   Price  Exercisable   Price
----------------- ----------- ----------- -------- ----------- --------
Less than $6.50..      83,465         3.8   $5.35      83,265    $5.35
$6.50-$10.00.....   1,247,763         5.3    6.57   1,156,563     6.56
$10.00-$20.00....   1,619,186         8.9   16.35     360,171    16.89
$20.00-34.88.....     742,046         7.3   25.10     406,785    25.55
                  -----------                      -----------
                    3,692,460                       2,006,784
                  ===========                      ===========


Restricted Stock
----------------

     In December 1998, 145,125 shares of restricted stock were granted to certain employees. If the stock price reaches $45.00 within four years from date of grant the restriction will be removed and the individual will be able to trade the stock with no cost to the employee. If the stock price does not reach $45.00 the shares will be forfeited. In connection with this grant, the Company has recorded $2,540,000 of deferred compensation within stockholders' equity.

Warrants
--------

     As of December 31, 1998 the Company had a total of 36,266 warrants outstanding issuable for shares of common stock at $2.55 per share. Such warrants were issued to a prior lessor in connection with a sale and lease back of certain of the Company's furniture and equipment and will expire in the year 2001.

     In February 1995, the Board of Directors approved the conversion of 112,000 warrants granted to the Company's scientific advisory board at $6.50 per share to options under the 1993 Omnibus Incentive Plan. The new options have substantially the same terms as the warrants which they replaced and are included in the table above as options granted.

     Compensation cost has not been recognized for the stock option plans, except as noted above for 66,250 options granted at year-end 1997. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands):

                                                  1998          1997         1996
                                              -------------   --------     --------
Net earnings (loss) as reported.. ...........  $ (9,458)      $  (257)      $ 5,894
Net earnings (loss) pro forma................  $(15,971)      $(6,613)      $   892
Diluted earnings (loss) per share as reported  $   (.66)      $  (.02)      $   .38
Diluted earnings (loss) per share-pro forma..  $  (1.11)      $  (.46)      $   .06

     The estimated fair value at the date of grant for options  granted in 1998,
1997  and  1996  was  $10.15  $  9.07  and  $13.01,   respectively,   using  the
Black-Scholes model with the following weighted average assumptions:

                                1998     1997    1996
                              -------  ------  -------
Expected life...............       5       5        5
Interest rate...............     4.6%   5.75%     6.4%
Volatility..................      66%     65%      70%

     The effects on 1998, 1997 and 1996 pro forma net earnings (loss) and net earnings (loss) per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years as the period presented includes only one, two and three years, respectively, of option grants under the Company's plans.

     The Company has reserved 5,378,196 shares of common stock for the exercise of options, restricted stock and warrants.

6.   INCOME TAXES

     The difference between the Company's "expected" tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before provision for income taxes, and actual tax is reconciled below (in thousands):

                                                                 1998      1997      1996
                                                               --------- --------- ---------
Expected tax provision (benefit) at 34%.......................   $(3,216)  $ (87)    $2,038
State tax provision (benefit) net of federal benefit..........      (593)    (20)       456
Change in valuation allowance ................................     3,993     100     (2,252)
R & D credit..................................................        -        -       (150)
Disqualifying stock dispositions..............................      (342)      -         -
Nondeductible expense, Other..................................        10       7          8
Expiring loss carry forward...................................       148       -         -
                                                               --------- --------- ---------
                                                                  $   -    $   -      $ 100
                                                               ========= ========= =========

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below (in thousands):

                                               1998      1997
                                             ---------  ---------
DEFERRED TAX ASSETS:
Federal tax operating loss carryforwards..     $8,256    $4,619
State tax operating loss carryforwards....      1,239       867
Research & development credit.............      2,084     1,595
Alternative minimum tax credit carryover..        362       366
Other miscellaneous.......................        283       296
                                             ---------  ---------
Gross deferred asset......................     12,224     7,743
Valuation allowance.......................    (11,325)   (7,333)
                                             ---------  ---------
Net deferred asset........................        899       410
DEFERRED TAX LIABILITY:
Depreciation..............................       (899)     (410)
                                             ---------  ---------
Net asset/liability.......................     $   -     $   -
                                             =========  =========

     The valuation allowance changed by $3,993,000 during 1998 due primarily to the increase in net operating loss and research and development tax credit carry forwards. This allowance has been established due to the uncertainty in the ability of the Company to benefit in the future from the federal and state operating loss carry forwards.

     Any  subsequently   recognized  tax  benefits  relating  to  the  valuation
allowance for deferred tax assets as of December 31, 1998 would be allocated as follows (in thousands):

Income tax provision........ $6,763
Additional paid-in-capital..  4,562
                             ------
                            $11,325
                             ======

     As of December 31, 1998, the Company had approximately $24,281,000 of net operating loss carryforwards available for federal income tax purposes which expire in the years 2004 through 2013. The Company also had approximately $19,760,000 of Connecticut state tax operating loss carryforwards as of December 31, 1998 which expire in the years 1999 through 2003. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

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

8.   BENEFIT PLANS

     The Company maintains a 401(k) Plan under which all of the Company's employees are eligible to participate. Each year the Company may, but is not required to, make a discretionary matching contribution to the Plan. Effective January 1, 1998, the Company increased the match on employee contributions to 100%, up to 6% of an employee's salary. One third of the match is in cash and two thirds of the match is in company stock. Contributions to the 401(k) plan totaled approximately $432,000 in 1998, $111,000 in 1997 and $92,000 in 1996.

     The Company has made loans to certain officers subject to various compensation agreements. The loans will be forgiven and recognized as compensation expense ratably over service periods of five to seven years. The amount of loans outstanding at December 31, 1998 was $459,000, of which $140,000 was short-term.

9.   SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made interest payments of approximately $17,000 in 1998, $36,000 in 1997 and $51,000 in 1996. The Company made no income tax payments in 1998 and 1997 and $37,000 in 1996.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and
Stockholders of Neurogen Corporation

     In our opinion, the accompanying balance sheet as of December 31, 1998 and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Neurogen Corporation (the "Company") at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company as of December 31, 1997 and for each of the two years in the period then ended were audited by other independent accountants whose report dated February 13, 1998 expressed an unqualified opinion on those statements.

                                                   PRICEWATERHOUSECOOPERS LLP


Hartford, Connecticut
February 16, 1999

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


                                                           ERNST & YOUNG LLP

Boston, Massachusetts
February 13, 1998

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported on the Company's Current Report on Form 8-K dated December 17, 1998, the Company, upon the approval of the Audit Committee of its Board of Directors, elected not to retain Ernst & Young LLP as its principal independent accountants. On December 11, 1998, the Audit Committee of the Board of Directors appointed PriceWaterhouseCoopers LLP to succeed Ernst & Young LLP as the principal independent accountants of the Company.

     Neither of the accountant's reports for the last two years contained any adverse opinion, disclaimer or qualification. There has also not been any disagreements with the Company's accountants on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure in the last two fiscal years.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information relating to directors and executive officers of the Company, reference is made to pages 2 through 5 and 8 through 12 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 26, 1999, which information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     For information relating to executive compensation, reference is made to pages 8 through 12 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 26, 1999, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information relating to the security ownership of certain beneficial owners and management, reference is made to pages 6 and 7 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 26, 1999, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information relating to certain relationships and related transactions, reference is made to page 5 and pages 8 through 12 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 26, 1999, which information is incorporated herein by reference.

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

10.10 - Form of Proprietary Information and Inventions Agreement(incorporated by reference to Exhibit 10.31 to Registration Statement No. 33-29709 on Form S-1).

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

10.25 - Licensing Agreement dated as of November 25, 1996 between American Home Products Corporation,acting through its Wyeth-Ayerst Laboratories Division, and Neurogen Corporation (CONFIDENTIAL TREATMENT REQUESTED)
         (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 31, 1997).

10.26 - Stock Purchase Agreement dated as of November 25, 1996 between American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division, and Neurogen Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 31, 1997).

16      - Letter re Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Company's Form 8-K dated December 17, 1998.

23.1    - Consent of Price Waterhouse Coopers LLP, Independent Auditors.

23.2    - Consent of Ernst & Young LLP, Independent Auditors.

24.1 - Powers of Attorney of Frank C. Carlucci, Robert H. Roth, John Simon, John F. Tallman, Robert M. Gardiner, Robert N. Butler, Jeffrey J. Collinson, Suzanne Woolsey, Mark Novitch and Barry M. Bloom.

27      - Financial Data Schedule.

99.1 - Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999 (to be filed with the Commission on or before April 30, 1999).


   (b)   Reports on Form 8-K

     On December 17, 1998 a Form 8-K was filed disclosing a change in the Company's auditors.

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


Date: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:


       SIGNATURE                    TITLE                              DATE
      -----------                  -------                            ------


            *
___________________________  Chairman of the Board                March 31, 1999
     Frank C. Carlucci         and Director





 /S/ HARRY H. PENNER, JR.
___________________________  President, Chief Executive           March 31, 1999
    Harry H. Penner, Jr.       Officer and Director
                               (Principal Executive
                               Officer)


             *
___________________________  Executive Vice President,            March 31, 1999
    John F. Tallman, Ph.D.     Secretary and Director



  /S/ STEPHEN R. DAVIS
___________________________  Vice President--Finance,             March 31, 1999
     Stephen R. Davis          Chief Financial Officer
                               and Treasurer (Principal
                               Financial and Accounting
                               Officer)


             *
_________________________   Director                              March 31, 1999
   Robert H. Roth, Ph.D.



             *
__________________________  Director                              March 31, 1999
   Jeffrey J. Collinson



             *
_________________________  Director                               March 31, 1999
        John Simon



             *
_________________________  Director                               March 31, 1999
     Robert M. Gardiner




             *
_________________________  Director                               March 31, 1999
  Robert N. Butler, M.D.




________________________  Director                                March 31, 1999
      Suzanne Woolsey



             *
________________________  Director                                March 31, 1999
     Barry M. Bloom



             *
________________________  Director                                March 31, 1999
      Mark Novitch



     /S/ HARRY H. PENNER, JR.
*By:____________________
Harry H. Penner, Jr., Attorney-in-Fact

                                                               EXHIBIT 23.1

                         Consent of Independent Auditors

     We hereby consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 33-43441, 33-43541 and 33-81266) pertaining to the Neurogen Stock Option Plan, the 1993 Omnibus Incentive Plan and the 1993 Non-Employee Directors Plan of Neurogen Corporation of our report dated February 16, 1999, appearing on page 54 of this form 10-K.


                                            PRICEWATERHOUSECOOPERS LLP


  Hartford, Connecticut
  March 31, 1999

                                                              EXHIBIT 23.2
                        Consent of Independent Auditors

  The Board of Directors
  Neurogen Corporation:

     We consent to the use of our report dated February 13, 1998, included in the Annual Report (Form 10-K) of Neurogen Corporation for the year ended December 31, 1997, with respect to the balance sheet of Neurogen Corporation as of December 31, 1997 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997 included in this Annual Report (Form 10-K) for the year ended December 31, 1998.

                                                       ERNST & YOUNG LLP

  Boston, Massachusetts
  February 13, 1998

                                POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1998, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 8th day of March, 1999.

                                                    /s/ FRANK C. CARLUCCI
                                                    ----------------------------
                                                       Frank C. Carlucci

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1998, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 8th day of March, 1999.

                                                    /s/ JOHN F. TALLMAN
                                                    ----------------------------
                                                       John F. Tallman

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1998, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 8th day of March, 1999.

                                                    /s/ ROBERT H. ROTH, PH.D.
                                                    ----------------------------
                                                       Robert H. Roth, Ph.D.

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1998, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 8th day of March, 1999.

                                                    /s/ JEFFREY J. COLLINSON
                                                    ----------------------------
                                                       Jeffrey J. Collinson

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1998, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 8th day of March, 1999.

                                                    /s/ JOHN SIMON
                                                    ----------------------------
                                                       John Simon

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1998, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 8th day of March, 1999.

                                                    /s/ ROBERT M. GARDINER
                                                    ----------------------------
                                                       Robert M. Gardiner

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1998, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 8th day of March, 1999.

                                                    /s/ ROBERT N BUTLER, M D
                                                    ----------------------------
                                                       Robert N. Butler, M.D.

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1998, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 8th day of March, 1999.

                                                    /s/ BARRY M. BLOOM
                                                    ----------------------------
                                                        Barry M. Bloom

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1998, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 8th day of March, 1999.

                                                    /s/ MARK NOVITCH
                                                    ----------------------------
                                                        Mark Novitch