Form 10-Q
period 1999-03-31
NEUROGEN CORP
filed 1999-05-17
CIK 849043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



     As of May 17, 1999 the registrant had 14,711,366 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number

                         Part I - Financial Information


Item 1. Financial Statements...............................................  1

        Balance Sheets at March 31, 1999 and
         December 31, 1998................................................. 1,2
        Statements of Operations for the three-month periods ended
         March 31, 1999 and 1998 ..........................................  3
        Statements of Cash Flows for the three-month periods ended
         March 31, 1999 and 1998 ..........................................  4
        Notes to Financial Statements......................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 6-12

                           Part II - Other Information

Item 1. Legal Proceedings.................................................   13

Item 2. Changes in Securities.............................................   13

Item 3. Defaults upon Senior Securities...................................   13

Item 4. Submission of Matters to a Vote of Security Holders...............   13

Item 5. Other Information.................................................   13

Item 6. Exhibits and Reports on Form 8-K..................................   13

Signature  ................................... ...........................   15

Exhibit Index  ........................................................... 16-18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                                                    NEUROGEN CORPORATION
                                                       BALANCE SHEETS
                                                       (In thousands)



                                                           MARCH 31, 1999                 DECEMBER 31, 1998
                          Assets                            (UNAUDITED)                       (AUDITED)
                                                           --------------                  ---------------
Current assets:
   Cash and cash equivalents                               $      53,435                     $     26,066
   Marketable securities                                          18,564                           48,944
   Receivables from corporate partners                               419                              656
   Other current assets                                              860                            1,298
                                                            -------------                  ---------------
       Total current assets                                       73,278                           76,964

Property, plant & equipment:
   Land and land improvements                                         542                              542
   Building and building improvements                              16,741                           16,704
   Leasehold improvements                                           4,026                            4,026
   Equipment                                                       10,129                            9,949
   Furniture                                                          542                              534
                                                           ---------------                 ----------------
                                                                   31,980                           31,755
   Less accumulated depreciation & amortization                     7,885                            7,265
                                                           ---------------                 ----------------
       Net property, plant and equipment                           24,095                           24,490
Other assets, net                                                     349                              356
                                                           ---------------                 ----------------
                                                           $       97,722                  $       101,810
                                                           ===============                 ================






See accompanying notes to financial statements.



                                                    NEUROGEN CORPORATION
                                                       BALANCE SHEETS
                                                      (In thousands)



                                                             MARCH 31, 1999              DECEMBER 31, 1998
                                                               (UNAUDITED)                   (AUDITED)
                                                           -----------------             -----------------
            Liabilities & Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                   $          1,924              $           2,861
   Unearned revenue from corporate partners                             260                            260
   Current portion of mortgage payable                                   18                             74
                                                           -----------------             ------------------
       Total current liabilities                                      2,202                          3,195
Other compensation                                                       48                             48
                                                           -----------------             ------------------
       Total liabilities                                              2,250                          3,243

Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.025 per share
       Authorized 2,000 shares; none issued                            -                              -
   Common stock, par value $.025 per share
       Authorized 30,000 shares;  issued and outstanding
       14,707 shares at March 31, 1999 and 14,656 shares
       at December 31, 1998                                             368                            366
   Additional paid-in capital                                       112,841                        113,901
   Accumulated deficit                                              (15,640)                       (12,234)
   Deferred compensation                                             (2,077)                        (3,540)
   Accumulated other comprehensive income                               (20)                            74
                                                           -----------------             ------------------
       Total stockholders' equity                                    95,472                         98,567
                                                           -----------------             ------------------
                                                           $         97,722              $         101,810
                                                           =================             ==================






See accompanying notes to financial statements.


                                                    NEUROGEN CORPORATION
                                                   STATEMENTS OF OPERATIONS
                                            (In thousands, except per share data)



                                                                       THREE MONTHS              THREE MONTHS
                                                                           ENDED                    ENDED
                                                                       MARCH 31, 1999           MARCH 31, 1998
                                                                        (UNAUDITED)               (UNAUDITED)
                                                                    ----------------            ---------------

Operating revenues:
   License fees                                                     $           -               $            -
   Research and development                                                   2,636                      3,214
                                                                    ----------------            ---------------
       Total operating revenues                                               2,636                      3,214
Operating expenses:
   Research and development                                                   5,850                      5,005
   General and administrative                                                 1,105                        999
                                                                    ----------------            ----------------
       Total operating expenses                                               6,955                      6,004
                                                                    ----------------            ----------------
            Operating loss                                                   (4,319)                    (2,790)
Other income (expense):
   Investment income                                                            914                      1,093
   Interest expense                                                              (1)                        (6)
                                                                    ----------------            ----------------
       Total other income, net                                                  913                      1,087
                                                                    ----------------            ---------------
Loss before provision for income taxes                              $        (3,406)            $       (1,703)
Provision for income taxes                                                       -                           -
                                                                    ----------------            ----------------
Net loss                                                                     (3,406)                    (1,703)
                                                                    ================            ================
Net loss per share:
   Basic                                                            $         (0.23)            $        (0.12)
                                                                    ================            ================
   Diluted                                                          $         (0.23) (1)        $        (0.12)  (1)
                                                                    ================            ================
Shares used in calculation of loss per share:
   Basic                                                                     14,548                     14,392
                                                                    ================            ================
   Diluted                                                                   14,548  (1)                14,392   (1)
                                                                    ================            ================



See accompanying notes to financial statements.

(1) The contingently issuable common stock securities have not been included as they are anti-dilutive.


                                                    NEUROGEN CORPORATION
                                                  STATEMENTS OF CASH FLOWS
                                                       (In thousands)


                                                                   THREE MONTHS                 THREE MONTHS
                                                                       ENDED                        ENDED
                                                                  MARCH 31, 1999               MARCH 31, 1998
                                                                    (UNAUDITED)                  (UNAUDITED)
                                                                 ---------------              ---------------

Cash flows from operating activities:
   Net loss                                                      $       (3,406)              $       (1,703)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization expense                                624                          696
       Noncash compensation expense                                         130                            -
   Changes in operating assets and liabilities:
       Decrease in accounts payable and accrued expenses                   (937)                      (2,056)
       Decrease in unearned revenue from corporate partners                   -                         (200)
       Decrease in other current assets                                     438                           64
       Decrease in receivable from corporate partners                       237                          408
       Decrease in other assets, net                                          3                           31
                                                                 ---------------               --------------
          Net cash used in operating activities                          (2,911)                      (2,760)

Cash flows from investing activities:
       Purchase of plant and equipment                                     (224)                        (578)
       Purchases of marketable securities                                (4,870)                     (11,666)
       Maturities and sales of marketable securities                     35,154                        6,994
                                                                 ---------------               --------------
          Net cash provided by (used in) investing activities            30,060                       (5,250)

Cash flows from financing activities:
   Exercise of employee stock options                                       275                           25
   Principal payments under mortgage payable                                (55)                         (49)
                                                                 ---------------               --------------
       Net cash provided by (used in) financing activities                  220                          (24)
                                                                 ---------------               --------------
       Net increase (decrease) in cash and cash equivalents              27,369                       (8,034)

Cash and cash equivalents at beginning of period                         26,066                       66,924
                                                                 ---------------               --------------
Cash and cash equivalents at end of period                       $       53,435                $      58,890
                                                                 ===============               ==============



See accompanying notes to financial statements.

                              Neurogen Corporation
                          Notes to Financial Statements
                                 March 31, 1999
                                   (Unaudited)

  (1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               The unaudited financial statements have been prepared from the books and records of Neurogen Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the fiscal year.

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

         THREE MONTHS ENDED MARCH 31, 1999 AND 1998

               The Company's operating revenues decreased to $2.6 million for the three months ended March 31, 1999 as compared to $3.2 million for the same period in 1998. This decrease in operating revenues was due to an anticipated net reduction in research funding received and a decrease in clinical expense reimbursements, partly offset by the recognition of a milestone payment. Research and development revenues decreased in 1999 due to an anticipated reduction in funding under the Schering-Plough Agreement offset by increased revenues recognized from the December 1996 and December 1998 extensions of the 1992 and 1994 Pfizer agreements as described below. A reduction in clinical activity in Neurogen's NPY obesity collaboration with Pfizer has led to a reduction in reimbursement of costs under a cost sharing arrangement for certain expenses associated with human clinical trials conducted by Neurogen. In the first quarter of 1999, Neurogen and Pfizer achieved a milestone in the insomnia program and pursuant to the 1994 Pfizer Agreement Neurogen received a payment of $0.3 million. The amount of clinical cost reimbursements may fluctuate significantly depending on the level of clinical trials being conducted. The amount of scheduled research funding may also fluctuate significantly depending on the extent to which Pfizer elects to extend the research programs under the companies' collaborations.

               Research and development costs increased 17 percent to $5.9 million for the three-month period ended March 31, 1999 as compared to the same period in 1998. The increase is primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD (Accelerated Intelligent Drug Design) Program for the discovery of new drug candidates. Research and development expenses represented 84 percent and 83 percent of total expenses in the three month periods ended March 31, 1999 and 1998, respectively.

               General and administrative expenses increased 10 percent to $1.1 million for the three-month period ended March 31, 1999 as compared to the same period in 1998. The increase was due primarily to an increase in administrative activities to support the Company's expanded research programs.

               Other income, consisting primarily of interest income and gains and losses from invested cash and marketable securities, decreased 16 percent for the first quarter of 1999 as compared to the same period in 1998 due primarily to a lower level of invested funds.

               The Company recognized a net loss of $3.4 million for the three months ended March 31, 1999 as compared with a net loss of $1.7 million for the same period in 1998. The decrease in earnings is primarily due to a decrease in operating revenues, and an increase in research and development expenses for the first quarter of 1999 due to the factors described above.


         LIQUIDITY AND CAPITAL RESOURCES

             At March 31, 1999 and December 31, 1998, cash, cash equivalents and marketable securities were in the aggregate $72.0 million and $75.0 million respectively. While the Company's aggregate level of cash, cash equivalents and marketable securities decreased slightly during the first quarter of 1999, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

               Neurogen's cash requirements to date have been met by the proceeds of its financing activities, amounts received pursuant to collaborative arrangements and interest earned on invested funds. The Company's financing activities include three private placement offerings of its common stock prior to its initial public offering, underwritten public offerings of the Company's common stock in 1989, 1991 and 1995, and the private sale of common stock to Pfizer in connection with entering into the Pfizer Agreements and to American Home Products in a licensing agreement. Total funding received from these financing activities was approximately $105.6 million. The
          Company's expenditures have been primarily to fund research and development and general and administrative expenses and to construct and equip its research and development facilities.

               In the first quarter of 1992, the Company entered into the 1992 Pfizer Agreement pursuant to which Pfizer made a $13.8 million equity investment in the Company. Under this agreement, the Company received $4.6 million to fund research and development programs in each of the five years from 1992 through 1996. The Company has received and is receiving additional funding pursuant to the December 1996 and December 1998 extensions, as described below. Neurogen is eligible to receive milestone payments of up to $12.5 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter gamma-aminobutyric acid, or GABA. Pfizer will pay Neurogen royalties based upon net sales levels, if any, for such products. As of March 31, 1999, Pfizer had provided $32.8 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, as extended, (as described below), and $0.3 million for the achievement of a clinical development milestone.

               Neurogen and Pfizer entered into their second collaborative agreement, the 1994 Pfizer Agreement, in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company. Under this agreement, the Company received approximately $7.4 million during the three-year period which commenced July 1, 1994, to fund Neurogen's sleep disorder program. The Company has received and is receiving additional funding pursuant to December 1996 and December 1998 extensions, as described below. Neurogen could also receive milestone payments of up to $3.3 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties based upon net sales levels, if any. As of March 31, 1999, Pfizer had provided $10.7 million of research funding to the Company pursuant to the 1994 Pfizer Agreement, as extended, (as described below) and $0.3 million for the achievement of a clinical development milestone.

               In 1996 and 1997, Neurogen and Pfizer extended the 1992 and 1994 Agreements. Pursuant to the extension agreements, Neurogen has earned $1.6 million in the first quarter of 1999 (which amount is included in the above-described cumulative totals earned for the 1992 and 1994 agreements) and under the extension expects to receive an additional $4.7 million during the remainder of 1999 for research and development funding of the Company's GABA-based anxiolytic, cognitive enhancer and sleep disorders projects.

               Under  both  the  1992  Pfizer  Agreement  and  the  1994  Pfizer
          Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

               Neurogen and Pfizer entered into their third collaborative agreement, the 1995 Pfizer Agreement, in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company bringing Pfizer's ownership of the Company's common stock up to approximately 21 percent and paid a $3.5 million license fee. The Company has received approximately $7.5 million during the three year period which commenced November 1, 1995, to fund Neurogen's neuropeptide Y (NPY) eating disorders program. Pfizer also elected to extend the research program and to fund increased Neurogen staffing on the program and pay Neurogen $3.1 million to fund a fourth year of research, through October 1999. Recently, Pfizer elected to further extend the research program through October 2000 and to fund Neurogen's research for this fifth year at staffing levels to be determined by Neurogen and Pfizer. Neurogen could also receive milestone payments of up to approximately $28.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage development costs and has retained the right to manufacture any collaboration products in NAFTA countries. Neurogen has also retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries. As of March 31, 1999, Pfizer had provided $9.1 million in research funding pursuant to the 1995 Pfizer Agreement.

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

               In July 1998, Neurogen announced that the Company and Schering-Plough had concluded the research phase of the collaboration and that Schering-Plough planned to continue the development of drug candidates identified during such research. Accordingly, Neurogen has reassigned personnel formerly conducting such research to other Neurogen projects and the funding of $3.6 million per year formerly received from Schering-Plough came to its scheduled conclusion on July 1, 1998. Neurogen could also receive milestone payments of up to approximately $32.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Schering-Plough received the exclusive worldwide license to market products subject to the collaboration. Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. As of completion of the research component of this agreement in July 1998, Schering-Plough had provided $10.8 million in research funding pursuant to the Schering-Plough Agreement. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

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

               As of December 31, 1998, the Company had approximately $24.3 million of net operating loss carryforwards available for federal income income tax purposes which expire from the years 2004 through 2013. The Company had approximately $19.8 million of Connecticut state tax net operating loss carryforwards as of December 31, 1998 which expire in the years 1999 through 2003. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

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

               The testing phase of the program has been on-going, and will continue to be conducted as non-compliant software and hardware are replaced. The Company estimates that the testing phase is approximately 70% completed as of March 31, 1999. The Company currently plans to develop a contingency plan during the third quarter of 1999 for any systems not expected to be Year 2000 compliant by December 31, 1999.

              Costs. The Company plans completion of all phases, including contingency planning, of the Year 2000 program by the end of the third quarter of 1999. All costs associated with the Company's Year 2000 program are being expensed as incurred. The estimated total cost of the Year 2000 program is approximately $200,000, which primarily includes the cost of employee time spent on the issue, and the cost of replacing or upgrading non-compliant software identified during the assessment phase. Costs incurred through March 31, 1999 have totalled approximately $150,000.

               Risks. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, the Company may not timely identify and remediate all significant Year 2000 problems and remedial efforts may involve greater time and expense than is currently anticipated. If such modifications and conversions fail to be made, or are not timely completed, the Year 2000 issue could have a material impact on the results of operations, financial position or cash flows of the Company. Furthermore, there can be no assurance that any Year 2000 compliance problems of the Company or its customers or suppliers will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

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

               The information contained in this Year 2000 update is, to the extent applicable, a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Act of 1998.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           Part II - Other Information


Item 1. Legal Proceedings

              Not applicable for the first quarter ended March 31, 1999.

Item 2. Changes in Securities

              Not applicable for the first quarter ended March 31, 1999.

Item 3. Defaults upon Senior Securities

              Not applicable for the first quarter ended March 31, 1999.

Item 4. Submission of Matters to a Vote of Security Holders

              Not applicable for the first quarter ended March 31, 1999.

Item 5. Other information

              Not applicable for the first quarter March 31, 1999.

Item 6. Exhibits and Reports on Form 8-K

           (a) See Exhibit Index on page 11.

           (b) None

SAFE HARBOR STATEMENT

Statements which are not historical facts, including statements about the Company's confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company's expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are "forward looking statements" within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, the failure to attract or retain scientific management personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates which could slow or prevent product development efforts, competition within the Company's anticipated product markets, the Company's dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company's business, risk that patents and confidentiality agreements will not adequately protect the Company's intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company's products, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 1998, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

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

Date:  May 17, 1999

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

10.8 - Employment Contract between the Company and John F. Tallman, dated as of December 1, 1993 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarterly period ended September 30,1994).

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

10.26 - Stock Purchase Agreement dated as of November 25, 1996 between American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division, and Neurogen Corporation (CONFIDENTIAL TREATMENT REQUESTED)(incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 31, 1997).

27.1    - Financial Data Schedule