Form 10-Q
period 1999-06-30
NEUROGEN CORP
filed 1999-08-16
CIK 849043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



     As of August 16, 1999 the registrant had 14,733,433 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number

                         Part I - Financial Information


Item 1. Financial Statements...............................................  1

        Balance Sheets at June 30, 1999 and
         December 31, 1998................................................. 1,2
        Statements of Operations for the three-month and six-month periods ended June 30, 1999 and 1998 .............................  3
        Statements of Cash Flows for the six-month periods ended
         June 30, 1999 and 1998 ...........................................  4
        Notes to Financial Statements......................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 6-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  13

                           Part II - Other Information

Item 1. Legal Proceedings.................................................   14

Item 2. Changes in Securities and Use of Proceeds.........................   14

Item 3. Defaults upon Senior Securities...................................   14

Item 4. Submission of Matters to a Vote of Security Holders...............   14

Item 5. Other Information.................................................   15

Item 6. Exhibits and Reports on Form 8-K..................................   15

Signature  ................................... ...........................   17

Exhibit Index  ........................................................... 18-20

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                                                    NEUROGEN CORPORATION
                                                       BALANCE SHEETS
                                                       (In thousands)



                                                           JUNE 30, 1999                 DECEMBER 31, 1998
                          Assets                            (UNAUDITED)                       (AUDITED)
                                                           --------------                  ---------------
Current assets:
   Cash and cash equivalents                               $      47,287                   $       26,066
   Marketable securities                                          24,225                           48,944
   Receivables from corporate partners                               201                              656
   Other current assets                                              891                            1,298
                                                            -------------                  ---------------
       Total current assets                                       72,604                           76,964

Property, plant & equipment:
   Land and land improvements                                         542                              542
   Building and building improvements                              16,799                           16,704
   Leasehold improvements                                           4,026                            4,026
   Equipment                                                       10,449                            9,949
   Furniture                                                          545                              534
                                                           ---------------                 ----------------
                                                                   32,361                           31,755
   Less accumulated depreciation & amortization                     8,517                            7,265
                                                           ---------------                 ----------------
       Net property, plant and equipment                           23,844                           24,490
Other assets, net                                                     488                              356
                                                           ---------------                 ----------------
                                                           $       96,936                  $       101,810
                                                           ===============                 ================






See accompanying notes to financial statements.



                                                    NEUROGEN CORPORATION
                                                       BALANCE SHEETS
                                            (In thousands, except per share data)



                                                             JUNE 30, 1999              DECEMBER 31, 1998
                                                               (UNAUDITED)                   (AUDITED)
                                                           -----------------             -----------------
            Liabilities & Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                   $          1,917              $           2,861
   Unearned revenue from corporate partners                           3,260                            260
   Current portion of mortgage payable                                    -                             74
                                                           -----------------             ------------------
       Total current liabilities                                      5,177                          3,195
Other compensation                                                       48                             48
                                                           -----------------             ------------------
       Total liabilities                                              5,225                          3,243

Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.025 per share
       Authorized 2,000 shares; none issued                              -                              -
   Common stock, par value $.025 per share
       Authorized 30,000 shares;  issued and outstanding
       14,716 shares at June 30, 1999 and 14,656 shares
       at December 31, 1998                                             368                            366
   Additional paid-in capital                                       113,767                        113,901
   Accumulated deficit                                              (19,356)                       (12,234)
   Deferred compensation                                             (2,881)                        (3,540)
   Accumulated other comprehensive income                              (187)                            74
                                                           -----------------             ------------------
       Total stockholders' equity                                    91,711                         98,567
                                                           -----------------             ------------------
                                                           $         96,936              $         101,810
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


                                                            NEUROGEN CORPORATION
                                                          STATEMENTS OF OPERATIONS
                                                   (In thousands, except per share data)



                                                               THREE MONTHS       THREE MONTHS       SIX MONTHS      SIX MONTHS
                                                                   ENDED              ENDED            ENDED            ENDED
                                                               JUNE 30, 1999      JUNE 30, 1998     JUNE 30, 1999   JUNE 30, 1998
                                                                (UNAUDITED)        (UNAUDITED)       (UNAUDITED)     (UNAUDITED)
                                                             ----------------    ---------------   --------------   -------------

Operating revenues:
   License fees                                              $             -       $          -      $         -      $        -
   Research and development                                            2,343              3,185            4,980           6,400
                                                             ----------------    ---------------    -------------   -------------
       Total operating revenues                                        2,343              3,185            4,980           6,400
Operating expenses:
   Research and development                                            5,914              5,196           11,764          10,200
   General and administrative                                          1,030              1,093            2,135           2,091
                                                             ----------------    ----------------   -------------   -------------
       Total operating expenses                                        6,944              6,289           13,899          12,291
                                                             ----------------    ----------------   -------------   -------------
            Operating loss                                            (4,601)            (3,104)          (8,919)         (5,891)
Other income (expense):
   Investment income                                                     887              1,102            1,800           2,193
   Interest expense                                                       (1)                (5)              (2)            (11)
                                                             ----------------    ----------------   -------------   -------------
       Total other income, net                                           886              1,097            1,798           2,182
                                                             ----------------    ----------------   -------------   -------------
Loss before provision for income taxes                                (3,715)            (2,007)          (7,121)         (3,709)
Provision for income taxes                                                -                  -                -               -
                                                             ----------------    ----------------   -------------   -------------
Net loss                                                     $        (3,715)    $       (2,007)    $     (7,121)   $     (3,709)
                                                             ================    ================   =============   =============
Net loss per share:
   Basic                                                     $         (0.26)    $        (0.14)     $     (0.49)   $      (0.26)
                                                             ================    ================   =============   =============
   Diluted                                                   $         (0.26)(1) $        (0.14) (1) $     (0.49)(1)$      (0.26)(1)
                                                             ================    ================   =============   =============
Shares used in calculation of loss per share:
   Basic                                                              14,554             14,411           14,551          14,399
                                                             ================    ================   =============   =============
   Diluted                                                            14,554 (1)         14,411  (1)      14,551 (1)      14,399 (1)
                                                             ================    ================   =============   =============



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


                                                             NEUROGEN CORPORATION
                                                           STATEMENTS OF CASH FLOWS
                                                                (In thousands)


                                                                         SIX MONTHS           SIX MONTHS
                                                                            ENDED                ENDED
                                                                        JUNE 30, 1999        JUNE 30, 1998
                                                                        (UNAUDITED)           (UNAUDITED)
                                                                    ------------------      ---------------


Cash flows from operating activities:
   Net loss                                                         $       (7,121)         $      (3,709)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization expense                                 1,260                  1,148
       Noncash compensation expense                                            243                    239
   Changes in operating assets and liabilities:
       Decrease in accounts payable and accrued expenses                      (946)                (2,756)
       Increase in unearned revenue from corporate partners                  3,000                     60
       Decrease in other current assets                                        407                    181
       Decrease in receivable from corporate partners                          455                    870
       (Increase) decrease in other assets, net                                (140)                    59
                                                                     -----------------      ---------------
          Net cash used in operating activities                             (2,842)                (3,908)

Cash flows from investing activities:
       Purchase of plant and equipment                                        (605)                  (981)
       Purchases of marketable securities                                  (11,858)               (18,078)
       Maturities and sales of marketable securities                        36,316                 11,298
                                                                     -----------------      ---------------
          Net cash provided by (used in) investing activities               23,853                 (7,761)

Cash flows from financing activities:
       Exercise of employee stock options                                      284                    135
       Principal payments under mortgage payable                               (74)                   (99)
                                                                     -----------------      ---------------
          Net cash provided by financing activities                            210                     36
                                                                     -----------------      ---------------
          Net increase (decrease) in cash and cash equivalents              21,221                (11,633)

Cash and cash equivalents at beginning of period                            26,066                 66,924
                                                                     -----------------      ---------------
Cash and cash equivalents at end of period                           $      47,287          $      55,291
                                                                     =================      ===============



See accompanying notes to financial statements.

                              Neurogen Corporation
                          Notes to Financial Statements
                                 June 30, 1999
                                   (Unaudited)

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Since its inception in September 1987, Neurogen has been engaged in the discovery and development of drugs. The Company has not derived any revenue from product sales and expects to incur significant losses in most years prior to deriving any such product revenues. Revenues to date have come from three collaborative research agreements entered into with Pfizer, one collaboration with Schering-Plough, one license agreement with American Home Products and from interest income.

         RESULTS OF OPERATIONS

               Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future strategic alliances, technology transfer agreements, joint ventures or financings, if any, the progress of the Company's research and development and technology transfer projects, technological advances and determinations as to the commercial potential of proposed products. Neurogen expects research and development costs to increase significantly over the next several years as its drug development programs progress. In addition, general and administrative expenses necessary to support the expanded research and development activities are expected to increase for the foreseeable future.

         THREE MONTHS ENDED JUNE 30, 1999 AND 1998

               The Company's operating revenues decreased to $2.3 million for the three months ended June 30, 1999 as compared to $3.2 million for the same period in 1998. This decrease in operating revenues was due primarily to an anticipated reduction in research and development revenues associated with the conclusion of the research phase of Neurogen's collaboration under the Schering-Plough Agreement.

               In June 1999 Neurogen entered into the Pfizer Technology Transfer Agreement (described below). Upon commencement of this agreement, Neurogen received a $3.0 million initial license fee, which will be deferred and recognized in operating revenues over future periods as Neurogen installs its Accelerated Intelligent Drug Design (AIDD) system for discovering new drugs at Pfizer.

               Operating revenues in future periods may fluctuate significantly depending on many factors including the following: the extent to which Pfizer elects to extend the Company's ongoing research programs under its existing collaborations; whether the Company is successful in entering into new collaborations; the timing and completion of the Company's transfer of technology and systems under the Pfizer Technology Transfer Agreement and any other similar future agreements; and the level of Neurogen's clinical cost reimbursements under a cost sharing arrangement with Pfizer for Neurogen's NPY obesity collaboration.

               Research and development costs increased 14 percent to $5.9 million for the three-month period ended June 30, 1999 as compared to the same period in 1998. The increase is primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD Program for the discovery of new drug candidates. Research and development expenses represented 85 percent and 83 percent of total expenses in the three month periods ended June 30, 1999 and 1998, respectively.

               General and administrative expenses were essentially unchanged at $1.0 million for the three-month period ended June 30, 1999 as compared to the same period in 1998.

               Other income, consisting primarily of interest income and gains and losses from invested cash and marketable securities, decreased 19 percent for the second quarter of 1999 as compared to the same period in 1998 due primarily to a lower level of invested funds.

               The Company recognized a net loss of $3.7 million for the three months ended June 30, 1999 as compared with a net loss of $2.0 million for the same period in 1998. The increase in the net loss is primarily due to an expected decrease in research funding, and an increase in research and development expenses for the second quarter of 1999 due to the factors described above.

          SIX MONTHS ENDED JUNE 30, 1999 AND 1998

               The Company's operating revenues decreased to $5.0 million for the six months ended June 30, 1999 from $6.4 million for the same period in 1998. The decrease in operating revenues was due primarily to an anticipated reduction in research and development revenues associated with the conclusion of the research phase of Neurogen's collaboration under the Schering-Plough Agreement. Operating revenues in future periods may fluctuate significantly due to many factors including those described above in the comparison of the second quarter of 1999 to the second quarter of 1998.

               Research and development expenses increased 15 percent to $11.8 million for the six months ended June 30, 1999 as compared to the same period in 1998. This increase is primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD Program for the discovery of new drug candidates. Research and development expenses represented 85 percent of total operating expenses for the six-month period ended June 30, 1999 as compared to 83 percent for the same period in 1998.

               General and administrative expenses were essentially unchanged at $2.1 million for the six months ended June 30, 1999 as compared to the same period in 1998.

               Other income, consisting primarily of interest income, and gains and losses from invested cash and marketable securities, decreased to $1.8 million for the six months ended June 30, 1999 as compared to $2.2 million for the same period in 1998, due primarily to a lower level of invested funds.

               The Company recognized a net loss of $7.1 million for the six months ended June 30, 1999 as compared with a net loss of $3.7 million for the same period in 1998. The change in earnings is primarily due to a decrease in research revenue, an increase in research and development expenses, and a decrease in investment income, as explained above, for the six months ended June 30, 1999.



          LIQUIDITY AND CAPITAL RESOURCES

               At June 30, 1999 and December 31, 1998, cash, cash equivalents and marketable securities were in the aggregate $71.5 million and $75.0 million respectively. While the Company's aggregate level of cash, cash equivalents and marketable securities decreased slightly during the first half of 1999, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

               Neurogen's cash requirements to date have been met by the proceeds of its financing activities, amounts received pursuant to collaborative or technology transfer arrangements and interest earned on invested funds. The Company's financing activities include three private placement offerings of its common stock prior to its initial public offering, underwritten public offerings of the Company's common stock in 1989, 1991 and 1995, and the private sale of common stock to Pfizer in connection with entering into the Pfizer Agreements and to American Home Products in a licensing agreement. Total funding received from these financing activities was approximately $105.6 million. The Company's expenditures to date have been primarily to fund research and development and general and administrative expenses and to construct and equip its research and development facilities.

               In the first quarter of 1992, the Company entered into the 1992 Pfizer Agreement pursuant to which Pfizer made a $13.8 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to five years (later extended as described below) for Neurogen's research programs for the discovery of GABA-based drugs for the treatment of anxiety and cognitive disorders. As of June 30, 1999, Pfizer had provided $34.0 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, as extended, and $0.3 million for the achievement of a clinical development milestone. Neurogen is eligible to receive additional milestone payments of up to $12.2 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter GABA. Pfizer will pay Neurogen royalties based upon net sales levels, if any, for such products.

               Neurogen and Pfizer entered into their second collaborative agreement, the 1994 Pfizer Agreement, in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended as described below) for Neurogen's research program for the development of GABA-based drugs for the treatment of sleep disorders. As of June 30, 1999, Pfizer had provided $11.0 million of research funding to the Company pursuant to the 1994 Pfizer Agreement, as extended, and $0.3 million for the achievement of a clinical development milestone. Neurogen could also receive additional milestone payments of up to $3.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties based upon net sales levels, if any.

               In December 1996 and again in December 1998, Neurogen and Pfizer extended and combined Neurogen's research efforts under the 1992 and 1994 Agreements. Pursuant to the extension agreements, Neurogen has earned $3.1 million in the first six months of 1999 (which amount is included in the above-described cumulative totals earned for the 1992 and 1994 agreements) and under the extension expects to receive an additional $3.1 million during the remainder of 1999 for research and development funding of the Company's GABA-based anxiolytic, cognitive enhancer and sleep disorders projects.

               Under  both  the  1992  Pfizer  Agreement  and  the  1994  Pfizer
          Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.
          Currently, Neurogen and Pfizer are focusing the efforts of the collaboration on the Phase I development of candidates for anxiety, cognition and sleep disorders, the advancement of preclinical candidates in each program and the generation of additional clinical candidates. Neurogen expects the lead candidate in the anxiety program, NGD 91-3, to enter human clinical trials in the second half of 1999. The Company believes that it is unlikely that Pfizer will conduct additional clinical testing of a previous less potent candidate, NGD 91-2, which as previously announced, had not exhibited a significant reduction in anxiety in a single dose model of provoked anxiety.

               Neurogen and Pfizer entered into their third collaborative agreement, the 1995 Pfizer Agreement, in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company bringing Pfizer's ownership of the Company's common stock up to approximately 21 percent and paid a $3.5 million license fee. Pfizer also agreed, among other things, to fund a specified level of resources for up to five years for Neurogen's research program for the discovery of drugs which work through the neuropeptide Y (NPY) mechanism for the treatment of obesity and other disorders. As of June 30, 1999, Pfizer had provided $9.1 million in research funding pursuant to the 1995 Pfizer Agreement. In 1998, Pfizer exercised its option under the 1995 Pfizer Agreement to extend the NPY research program and also agreed to fund increased Neurogen staffing on the program and thereby pay Neurogen $3.1 million to fund a fourth year of research, through October 1999. Recently, Pfizer elected to further extend the research program through October 2000 and to fund Neurogen's research for this fifth year at staffing levels to be determined by Neurogen and Pfizer. Neurogen could also receive milestone payments of up to approximately $28.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage clinical development costs and has retained the right to manufacture any collaboration products in NAFTA countries. Neurogen has also retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.

               In the second quarter of 1999, Neurogen and Pfizer entered into a technology transfer agreement, (the "Pfizer Technology Transfer Agreement"). Under the terms of this agreement, Pfizer has agreed to pay Neurogen a total of $27.0 million over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD technologies for the discovery of new drugs, along with the installation of an AIDD system. Additional payments are also possible upon Pfizer's successful utilization of this technology. Pfizer has received a non-exclusive license to certain AIDD intellectual property, and the right to employ this technology in its own drug development programs. As of June 30, 1999, Pfizer had provided $3.0 million in license fees pursuant to the Pfizer AIDD agreement. Revenues associated with amounts received under the Pfizer Technology Transfer Agreement will be recognized in future periods and may fluctuate significantly depending on the timing and completion of the Company's transfer of technology and systems pursuant to the agreement.

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

               In July 1998, Neurogen announced that the Company and Schering-Plough had concluded the research phase of the collaboration. Accordingly, the funding of $3.6 million per year formerly received from Schering-Plough came to its scheduled conclusion on July 1, 1998. Should Schering-Plough elect to continue the development of drug candidates subject to the collaboration, Neurogen could also receive milestone payments of up to approximately $32.0 million if certain development and regulatory objectives are achieved. In return, Schering-Plough received the exclusive worldwide license to market dopamine-based products subject to the collaboration. Neurogen retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

               The Company plans to use its cash, cash equivalents and marketable securities for its research and development activities, working capital and general corporate purposes. Neurogen anticipates that its current cash balance, as supplemented by research funding pursuant to the Pfizer Agreements and fees it expects to receive under the Pfizer Technology Transfer Agreement, will be sufficient to fund its current and planned operations through 2002. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to, the progress of the Company's research and development programs, the timing and results of preclinical testing and clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of its proposed products, the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs, the ability of the Company to establish additional technology transfer agreements, conducting clinical studies, obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. The Company anticipates that it may augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. No arrangements have been entered into for any future financing and no assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

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

               Upon completion of the detailed assessment, the Company concluded that substantially all its key financial operating systems and other systems are Year 2000 compliant. However, certain software and hardware components were identified as non-compliant. The Company has established a plan to replace this non-compliant software and hardware by October 1999. Also, the Company believes that its processes will be unaffected by the Year 2000 issue.

               The testing phase of the program has been on-going, and will continue to be conducted as non-compliant software and hardware are replaced. The Company estimates that the testing phase is approximately 80% completed as of June 30, 1999. The Company currently plans to develop a contingency plan during the third quarter of 1999 for any systems not expected to be Year 2000 compliant by December 31, 1999.

               Costs. The Company plans completion of all phases, including contingency planning, of the Year 2000 program by the end of the third quarter of 1999. All costs associated with the Company's Year 2000 program are being expensed as incurred. The estimated total cost of the Year 2000 program is approximately $200,000, which primarily includes the cost of employee time spent on the issue, and the cost of replacing or upgrading non-compliant software identified during the assessment phase. Costs incurred through June 30, 1999 have totalled approximately $170,000.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Interest rate risk. The Company's investment portfolio includes investment grade debt instruments. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk. Additionally, funds available from investment activities are dependent upon available investment rates. These funds may be higher or lower than anticipated due to interest rate volatility.

               Capital Market Risk. The Company currently has no product revenues and is dependent on funds raised through other sources. One source of funding is through further equity offerings. The ability of the Company to raise funds in this manner is dependent upon capital market forces affecting the stock price of the Company.

                           Part II - Other Information

Item 1. Legal Proceedings

              Not applicable for the second quarter ended June 30, 1999.

Item 2. Changes in Securities

              Not applicable for the second quarter ended June 30, 1999.

Item 3. Defaults upon Senior Securities

              Not applicable for the second quarter ended June 30, 1999.

Item 4. Submission of Matters to a Vote of Security Holders

               On May 26, 1999, the Company held its annual meeting of stockholders (i) to elect a board of eleven directors (Proposal 1); and (ii) to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the independent auditors for the Company for the fiscal year ending December 31, 1999 (Proposal 2).

     Proposal 1

               The stockholders elected the persons named below, the Company's nominees for directors, as directors of the Company, casting votes in favor of such nominees or withholding votes as indicated:

                              Votes in Favor           Votes Withheld
                              --------------           --------------

Barry M. Bloom, Ph.D.           9,594,439                 136,372
Robert N. Butler                9,594,439                 136,372
Frank C. Carlucci               9,594,439                 136,372
Jeffrey J. Collinson            9,594,439                 136,372
Robert M. Gardiner              9,594,439                 136,372
Mark Novitch, M.D.              9,594,439                 136,372
Harry H. Penner, Jr.            9,594,439                 136,372
Robert H. Roth, Ph.D.           9,594,439                 136,372
John Simon                      9,594,439                 136,372
John F. Tallman, Ph.D.          9,594,439                 136,372
Suzanne H. Woolsey, Ph.D.       9,594,439                 136,372

               All of the Directors elected are continuing their term of office as Directors after the annual meeting.

             The Stockholders approved Proposal 2, voting as follows:

                    Affirmative Votes       Negative Votes       Votes Abstained
                    -----------------       --------------       ---------------
Proposal 2              9,606,873              120,758                3,280


Item 5. Other information

               On May 26, 1999, following the annual meeting of stockholders, the newly elected Board of Directors convened in their first regularly scheduled meeting. At that time, the Board voted unanimously to expand from 11 to 13 members, and to appoint Julian Baker and Felix Baker, representatives of the Tisch Family Interests, to the newly created director seats.

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


                                                            NEUROGEN CORPORATION



                                               By:/s/   STEPHEN R. DAVIS
                                                  ------------------------
                                                    Stephen R. Davis
                                                    Vice President-Finance,
                                                    Chief Financial Officer
                                                    and General Counsel

Date:  August 16, 1999

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

10.27 - Technology agreement dated as of June 15, 1999 between the Company and Pfizer Inc (CONFIDENTIAL TREATMENT REQUESTED).

27.1    - Financial Data Schedule