Form 10-Q
period 1999-09-30
NEUROGEN CORP
filed 1999-11-15
CIK 849043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



     As of November 15, 1999 the registrant had 14,773,555 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number

                         Part I - Financial Information


Item 1. Financial Statements...............................................  1

        Balance Sheets at September 30, 1999 and
         December 31, 1998................................................. 1,2
        Statements of Operations for the three-month and nine-month periods ended September 30, 1999 and 1998 ........................  3
        Statements of Cash Flows for the nine-month periods ended
         September 30, 1999 and 1998 ......................................  4
        Notes to Financial Statements......................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 6-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  13

                           Part II - Other Information

Item 1. Legal Proceedings.................................................   14

Item 2. Changes in Securities and Use of Proceeds.........................   14

Item 3. Defaults upon Senior Securities...................................   14

Item 4. Submission of Matters to a Vote of Security Holders...............   14

Item 5. Other Information.................................................   14

Item 6. Exhibits and Reports on Form 8-K..................................   14

Signature  ................................... ...........................   16

Exhibit Index  ........................................................... 17-19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                                                    NEUROGEN CORPORATION
                                                       BALANCE SHEETS
                                                       (In thousands)



                                                         SEPTEMBER 30, 1999               DECEMBER 31, 1998
                          Assets                            (UNAUDITED)                       (AUDITED)
                                                           --------------                  ---------------
Current assets:
   Cash and cash equivalents                               $      51,510                   $       26,066
   Marketable securities                                          18,011                           48,944
   Receivables from corporate partners                               346                              656
   Other current assets                                              760                            1,298
                                                            -------------                  ---------------
       Total current assets                                       70,627                           76,964

Property, plant & equipment:
   Land and land improvements                                         542                              542
   Building and building improvements                              16,826                           16,704
   Leasehold improvements                                           4,026                            4,026
   Equipment                                                       10,785                            9,949
   Furniture                                                          566                              534
                                                           ---------------                 ----------------
                                                                   32,745                           31,755
   Less accumulated depreciation & amortization                     9,146                            7,265
                                                           ---------------                 ----------------
       Net property, plant and equipment                           23,599                           24,490
Other assets, net                                                     512                              356
                                                           ---------------                 ----------------
                                                           $       94,738                  $       101,810
                                                           ===============                 ================






See accompanying notes to financial statements.



                                                    NEUROGEN CORPORATION
                                                       BALANCE SHEETS
                                            (In thousands, except per share data)



                                                           SEPTEMBER 30, 1999            DECEMBER 31, 1998
                                                               (UNAUDITED)                   (AUDITED)
                                                           -----------------             -----------------
            Liabilities & Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                   $          1,762              $           2,861
   Unearned revenue from corporate partner                            4,570                            260
   Current portion of mortgage payable                                    -                             74
                                                           -----------------             ------------------
       Total current liabilities                                      6,332                          3,195
Other compensation                                                       48                             48
                                                           -----------------             ------------------
       Total liabilities                                              6,380                          3,243

Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.025 per share
       Authorized 2,000 shares; none issued                              -                              -
   Common stock, par value $.025 per share
       Authorized 30,000 shares;  issued and outstanding
       14,767 shares at September 30, 1999 and 14,656 shares
       at December 31, 1998                                             369                            366
   Additional paid-in capital                                       114,431                        113,901
   Accumulated deficit                                              (23,021)                       (12,234)
   Deferred compensation                                             (3,264)                        (3,540)
   Accumulated other comprehensive income                              (157)                            74
                                                           -----------------             ------------------
       Total stockholders' equity                                    88,358                         98,567
                                                           -----------------             ------------------
                                                           $         94,738              $         101,810
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


                                                            NEUROGEN CORPORATION
                                                          STATEMENTS OF OPERATIONS
                                                   (In thousands, except per share data)



                                                               THREE MONTHS       THREE MONTHS       NINE MONTHS     NINE MONTHS
                                                                   ENDED              ENDED             ENDED           ENDED
                                                               SEPT 30, 1999      SEPT 30, 1998     SEPT 30, 1999   SEPT 30, 1998
                                                                (UNAUDITED)        (UNAUDITED)       (UNAUDITED)     (UNAUDITED)
                                                             ----------------    ---------------   --------------   -------------

Operating revenues:
   License fees                                              $           250       $          -      $       250      $        -
   Research and development                                            2,380              2,340            7,359           8,740
                                                             ----------------    ---------------    -------------   -------------
       Total operating revenues                                        2,630              2,340            7,609           8,740
Operating expenses:
   Research and development                                            5,910              5,327           17,674          15,527
   General and administrative                                          1,204                960            3,339           3,051
                                                             ----------------    ----------------   -------------   -------------
       Total operating expenses                                        7,114              6,287           21,013          18,578
                                                             ----------------    ----------------   -------------   -------------
            Operating loss                                            (4,484)            (3,947)         (13,404)         (9,838)
Other income (expense):
   Investment income                                                     819              1,118            2,620           3,311
   Interest expense                                                        -                 (4)              (2)            (15)
                                                             ----------------    ----------------   -------------   -------------
       Total other income, net                                           819              1,114            2,618           3,296
                                                             ----------------    ----------------   -------------   -------------
Loss before provision for income taxes                                (3,665)            (2,833)         (10,786)         (6,542)
Provision for income taxes                                                -                  -                -               -
                                                             ----------------    ----------------   -------------   -------------
Net loss                                                     $        (3,665)    $       (2,833)    $    (10,786)   $     (6,542)
                                                             ================    ================   =============   =============
Net loss per share:
   Basic (1)                                                 $         (0.25)    $        (0.20)     $     (0.74)   $      (0.45)
                                                             ================    ================   =============   =============
   Diluted (1)                                               $         (0.25)    $        (0.20)     $     (0.74)   $      (0.45)
                                                             ================    ================   =============   =============
Shares used in calculation of loss per share:
   Basic (1)                                                          14,588             14,424           14,558          14,404
                                                             ================    ================   =============   =============
   Diluted (1)                                                        14,588             14,424           14,558          14,404
                                                             ================    ================   =============   =============



See accompanying notes to financial statements.

(1) The contingently issuable common stock securities have not been included, in accordance with FAS 128.


                                                             NEUROGEN CORPORATION
                                                           STATEMENTS OF CASH FLOWS
                                                                (In thousands)


                                                                        NINE MONTHS          NINE MONTHS
                                                                           ENDED                ENDED
                                                                     SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                                                        (UNAUDITED)           (UNAUDITED)
                                                                    ------------------      ---------------


Cash flows from operating activities:
   Net loss                                                         $      (10,786)         $      (6,542)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization expense                                 1,912                  2,078
       Noncash compensation expense                                            354                      -
       Net loss on sale of assets                                               33                      -
   Changes in operating assets and liabilities:
       Decrease in accounts payable and accrued expenses                    (1,098)                (2,673)
       Increase in unearned revenue from corporate partners                  4,310                     60
       Decrease in other current assets                                        538                    164
       Decrease in receivable from corporate partners                          309                  1,008
       (Increase) decrease in other assets, net                               (168)                    94
                                                                     -----------------      ---------------
          Net cash used in operating activities                             (4,596)                (5,811)

Cash flows from investing activities:
       Purchase of plant and equipment                                      (1,042)                (1,543)
       Purchases of marketable securities                                  (13,226)               (27,575)
       Maturities and sales of marketable securities                        43,927                 21,516
                                                                      -----------------      ---------------
          Net cash provided by (used in) investing activities               29,659                 (7,602)

Cash flows from financing activities:
       Exercise of employee stock options                                      455                    166
       Principal payments under mortgage payable                               (74)                  (151)
                                                                     -----------------      ---------------
          Net cash provided by financing activities                            381                     15
                                                                     -----------------      ---------------
          Net increase (decrease) in cash and cash equivalents              25,444                (13,398)

Cash and cash equivalents at beginning of period                            26,066                 66,924
                                                                     -----------------      ---------------
Cash and cash equivalents at end of period                           $      51,510          $      53,526
                                                                     =================      ===============



See accompanying notes to financial statements.

                              Neurogen Corporation
                          Notes to Financial Statements
                                September 30, 1999
                                   (Unaudited)

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

(2)       BUSINESS

          Neurogen Corporation ("Neurogen" or the "Company") is a neuropharmaceuticals Company engaged in the discovery and development of drugs. Neurogen's strategy is to discover and develop drugs which modulate communications between cells in such a way as to avoid or minimize the negative side effects typically associated with many currently prescribed medications. The Company has not derived any revenue from product sales to date.

(3)       REVENUE RECOGNITION

               Revenue under research and development arrangements is recognized as earned under the terms of the respective agreements. License payments under separate license agreements are recorded when received and the license agreements are signed and there are no continuing obligations on the part of the Company. When further efforts are required, the license fees are recognized over the related term. Product research funding is recorded as revenue, generally on a quarterly basis, as research effort is incurred. Deferred revenue arises from payments received which have not yet been earned under research and development as well as in arrangements in contracts where both research and development and licensing are included and Neurogen has some level of continued involvement. The Company recognizes milestone payments when the milestones are achieved.

(4)       EARNINGS (LOSS) PER SHARE

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

(5)       NEW FINANCING

               Following the close of the third quarter, Neurogen entered into a financing arrangement with Connecticut Innovations, Inc.(CII), whereby CII will provide up to $5.0 million to Neurogen for the purchase and development of a new building to create additional laboratory space. On October 22, 1999, Neurogen utilized approximately $1.9 million for the purchase of the facility. The remainder is available for Neurogen's use in developing additional laboratory space within the facility.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Since its inception in September 1987, Neurogen has been engaged in the discovery and development of drugs. The Company has not derived any revenue from product sales and expects to incur significant losses in most years prior to deriving any such product revenues. Revenues to date have come from three collaborative research agreements and one technology transfer agreement entered into with Pfizer, one collaboration with Schering-Plough, one license agreement with American Home Products and from interest income.

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

         THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

               In June 1999 Neurogen entered into the Pfizer Technology Transfer Agreement (described below). Upon commencement of this agreement, Neurogen received a $3.0 million initial license fee, which will be deferred and recognized in operating revenues over future periods as Neurogen installs and further develops its Accelerated Intelligent Drug Design (AIDD) system for discovering new drugs at Pfizer.

               The Company's operating revenues increased to $2.6 million for the three months ended September 30, 1999 as compared to $2.3 million for the same period in 1998. This increase in operating revenues was due primarily to the recognition of income related to the Pfizer AIDD Technology Transfer Agreement.

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

               Research and development costs increased 11 percent to $5.9 million for the three-month period ended September 30, 1999 as compared to $5.3 million in the same period in 1998. The increase is primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD Program for the discovery of new drug candidates. Research and development expenses represented 83 percent and 85 percent of total expenses in the three month periods ended September 30, 1999 and 1998, respectively.

               General and administrative expenses increased 25 percent to $1.2 million for the three-month period ended September 30, 1999 as compared to $1.0 million for the same period in 1998. This increase is attributed to additional administrative and technical services to support Neurogen's expanding research pipeline.

               Other income, consisting primarily of interest income and gains and losses from invested cash and marketable securities, decreased 26 percent for the third quarter of 1999 as compared to the same period in 1998 due to a lower level of invested funds, and losses on disposal of assets.

               The Company recognized a net loss of $3.7 million for the three months ended September 30, 1999 as compared with a net loss of $2.8 million for the same period in 1998. The increase in the net loss is primarily due to an increase in research and development and general and administrative expenses for the third quarter of 1999 due to the factors described above.

          NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

               The Company's operating revenues decreased to $7.6 million for the nine months ended September 30, 1999 from $8.7 million for the same period in 1998. The decrease in operating revenues was due primarily to an anticipated reduction in research and development revenues associated with the conclusion of the research phase of Neurogen's collaboration under the Schering-Plough Agreement. Operating revenues in future periods may fluctuate significantly due to many factors including those described above in the comparison of the third quarter of 1999 to the third quarter of 1998.

               Research and development expenses increased 14 percent to $17.7 million for the nine months ended September 30, 1999 as compared to $15.5 million for the same period in 1998. This increase is primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD Program for the discovery of new drug candidates. Research and development expenses represented 84 percent of total operating expenses for the nine-month period ended September 30, 1999 and for the same period in 1998.

               General and administrative expenses increased 9 percent to $3.3 million for the nine months ended September 30, 1999 as compared to $3.1 million for the same period in 1998.

               Other income, consisting primarily of interest income, and gains and losses from invested cash and marketable securities, decreased to $2.6 million for the nine months ended September 30, 1999 as compared to $3.3 million for the same period in 1998, due primarily to a lower level of invested funds.

               The Company recognized a net loss of $10.8 million for the nine months ended September 30, 1999 as compared with a net loss of $6.5 million for the same period in 1998. The change in earnings is primarily due to a decrease in research revenue, an increase in research and development expenses, and a decrease in investment income, as explained above, for the nine months ended September 30, 1999.



          LIQUIDITY AND CAPITAL RESOURCES

               At September 30, 1999 and December 31, 1998, cash, cash equivalents and marketable securities were in the aggregate $69.5 million and $75.0 million respectively. While the Company's aggregate level of cash, cash equivalents and marketable securities decreased somewhat during the first nine months of 1999, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

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

               In the first quarter of 1992, the Company entered into the 1992 Pfizer Agreement pursuant to which Pfizer made a $13.8 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to five years (later extended as described below) for Neurogen's research programs for the discovery of GABA-based drugs for the treatment of anxiety and cognitive disorders. As of September 30, 1999, Pfizer had provided $36.3 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, as extended, and $0.3 million for the achievement of a clinical development milestone. Neurogen is eligible to receive additional milestone payments of up to $12.2 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter GABA. Pfizer will pay Neurogen royalties based upon net sales levels, if any, for such products.

               Neurogen and Pfizer entered into their second collaborative agreement, the 1994 Pfizer Agreement, in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended as described below) for Neurogen's research program for the development of GABA-based drugs for the treatment of sleep disorders. As of September 30, 1999, Pfizer had provided $11.8 million of research funding to the Company pursuant to the 1994 Pfizer Agreement, as extended, and $0.3 million for the achievement of a clinical development milestone. Neurogen could also receive additional milestone payments of up to $3.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties based upon net sales levels, if any.

               In December 1996 and again in December 1998, Neurogen and Pfizer extended and combined Neurogen's research efforts under the 1992 and 1994 Agreements. Pursuant to the extension agreements, Neurogen has received $6.2 million in the first nine months of 1999 (which amount is included in the above-described cumulative totals received for the 1992 and 1994 agreements) and under the extension expects to receive an additional $1.6 million during the remainder of 1999 for research and development funding of the Company's GABA-based anxiolytic, cognitive enhancer and sleep disorders projects.

               Under  both  the  1992  Pfizer  Agreement  and  the  1994  Pfizer
          Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

               Neurogen and Pfizer entered into their third collaborative agreement, the 1995 Pfizer Agreement, in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company bringing Pfizer's ownership of the Company's common stock up to approximately 21 percent and paid a $3.5 million license fee. Pfizer also agreed, among other things, to fund a specified level of resources for up to five years for Neurogen's research program for the discovery of drugs which work through the neuropeptide Y (NPY) mechanism for the treatment of obesity and other disorders. As of September 30, 1999, Pfizer had provided $10.6 million in research funding pursuant to the 1995 Pfizer Agreement. In 1998, Pfizer exercised its option under the 1995 Pfizer Agreement to extend the NPY research program and also agreed to fund increased Neurogen staffing on the program and thereby pay Neurogen $3.1 million to fund a fourth year of research, through October 1999. Recently, Pfizer elected to further extend the research program through October 2000 and to fund Neurogen's research for this fifth year at staffing levels to be determined by Neurogen and Pfizer. Neurogen could also receive milestone payments of up to approximately $28.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage clinical development costs and has retained the right to manufacture any collaboration products in NAFTA countries. Neurogen has also retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.

               In June of 1999, Neurogen and Pfizer entered into a technology transfer agreement, (the "Pfizer Technology Transfer Agreement"). Under the terms of this agreement, Pfizer has agreed to pay Neurogen up to a total of $27.0 million over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD technologies for the discovery of new drugs, along with the installation of up to four AIDD systems. Additional payments are also possible upon Pfizer's successful utilization of this technology. Pfizer has received a non-exclusive license to certain AIDD intellectual property, and the right to employ this technology in its own drug development programs. As of September 30, 1999, Pfizer had provided $3.0 million in license fees pursuant to the Pfizer AIDD agreement. Revenues associated with amounts received under the Pfizer Technology Transfer Agreement will be recognized in future periods and may fluctuate significantly depending on the timing and completion of the Company's transfer of technology and systems pursuant to the agreement.

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

               Program. The Company has a program to resolve the Year 2000 issue, consisting of four phases: assessment, remediation, testing and contingency planning. The Company completed the assessment phase in December 1998 and is currently in the remediation phase. During the assessment phase, the Company assessed its products, key financial and operating systems and other systems for Year 2000 compliance. The assessment included identifying all critical information technology systems and non-information technology critical systems on which the Company relies, testing Year 2000 compliance of such systems, and recommending steps for replacing or making corrective fixes to non-compliant systems. Additionally, the Company obtained compliance verification from key third party vendors supplying critical parts or services to the Company in order to determine their plans to address their own Year 2000 issues.

               Upon completion of the detailed assessment, the Company concluded that substantially all its key financial operating systems and all other systems are Year 2000 compliant. However, certain software and hardware components were identified as non-compliant. The Company has established a plan to replace this non-compliant software and hardware by October 1999. As of this writing, this remediation has been completed, with the exception of two non-critical systems subsequently identified as non-compliant. These systems are expected to be corrected by the end of November 1999. Also, the Company believes that its processes will be unaffected by the Year 2000 issue.

               The testing phase of the program has been on-going, and will continue to be conducted as non-compliant software and hardware are replaced. The Company estimates that the testing phase is approximately 98% completed as of September 30, 1999. The Company has developed a contingency plan for all systems even though all systems are expected to be Year 2000 compliant by December 31, 1999.

               Because Neurogen's systems have been remediated and tested, most of the contingency plans relate to the possibility of loss of services from third party vendors. Prior to the end of the year, a power interruption test will simulate the effect of a major disruption in electrical service. Back-up and recovery of computers, computer networks, and card-key access will also be tested. Key personnel will be available for these tests and for the rollover period on December 31 - January 1. There is a plan in place for restarting any system that may have a problem either operating through the rollover period or restarting automatically in the new year.

               Costs. The Company has completed all phases of assessment and substantially all phases of remediation and expects to finish the remaining testing and contingency planning during November. All costs associated with the Company's Year 2000 program are being expensed as incurred. The estimated total cost of the Year 2000 program is approximately $200,000, which primarily includes the cost of employee time spent on the issue, and the cost of replacing or upgrading non-compliant software and hardware devices identified during the assessment phase. Costs incurred through September 30, 1999 have totalled approximately $180,000.

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

                           Part II - Other Information

Item 1. Legal Proceedings

              Not applicable for the third quarter ended September 30, 1999.

Item 2. Changes in Securities

              Not applicable for the third quarter ended September 30, 1999.

Item 3. Defaults upon Senior Securities

              Not applicable for the third quarter ended September 30, 1999.

Item 4. Submission of Matters to a Vote of Security Holders

              Not applicable for the third quarter ended September 30, 1999.

Item 5. Other information

              Not applicable for the third quarter ended September 30, 1999.

Item 6. Exhibits and Reports on Form 8-K

           (a) See Exhibit Index on page 17.

           (b) None

SAFE HARBOR STATEMENT

          Statements which are not historical facts, including statements about the Company's confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company's expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are "forward looking statements" within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, the failure to secure additional capital through licensing of the Company's AIDD technologies, the failure to attract or retain scientific management personnel, any adverse side effects or inadequate therapeutic efficacy or pharmacokinetic properties of the Company's drug candidates which could slow or prevent product development efforts, competition within the Company's anticipated product markets, the Company's dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company's business, risk that patents and confidentiality agreements will not adequately protect the Company's intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company's products, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 1998, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

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

Date:  November 15, 1999

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

10.27 - Technology agreement between the Company and Pfizer Inc, dated as of June 15, 1999 (CONFIDENTIAL TREATMENT REQUESTED) (Incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarterly period ended June 30, 1999).

27.1    - Financial Data Schedule