Form 10-K
period 1999-12-31
NEUROGEN CORP
filed 2000-03-30
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $237,246,000 as of March 1, 2000, based upon the closing price of the Common Stock as reported on The Nasdaq National Market on such date. For purposes of determining this number, shares of Common Stock held by officers, directors and stockholders whose ownership exceeds five percent were excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.
     As of March 1, 2000, the registrant had 15,473,958 shares of Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
     (1) The Neurogen Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2000, is incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Overview

     Neurogen is a leading drug discovery company. We engage in both the discovery and development of a broad range of novel small molecule compounds for pharmaceutical uses, and the development and exploitation of cutting-edge drug discovery technologies.

     We have diversified our drug discovery and development efforts across a broad number of disease-related targets and across multiple drug candidates for each target. Throughout the pharmaceutical industry the majority of all drug candidates fail to overcome all of the obstacles on the way to commercialization. Because of this high attrition rate, we believe that the true value of a drug discovery company's pipeline is most accurately measured by the company's ability to rapidly discover multiple generations of improved candidates within each of several programs, rather than by the promise of any single compound in any one program. We believe that this ability to rapidly and systematically produce multiple generations of incrementally improved drug candidates in multiple programs is our most valuable asset. Although we are much smaller than the well-known pharmaceutical companies, we have discovered eight small molecule drug candidates that we and our pharmaceutical company partners have taken into human clinical trials over the last six years. For our size, this represents a rate of clinical candidate generation that we believe rivals any in the biotechnology and pharmaceutical industries.

     We are constantly working to gain and maintain a competitive advantage in the process of discovering and developing new drug candidates. As a result, we have generated a high-quality collection, or library, of over 1.7 million potential drug compounds and have created powerful new drug discovery and refinement technologies. The prime example of these new technologies is our Accelerated Intelligent Drug Discovery (AIDD(TM)) system. Our AIDD system is an engine for the discovery of new drug leads and the optimization of these leads to create clinical drug candidates. We believe that this system also enables us to rapidly assess the functional utility of new gene-based potential targets. The AIDD system is a key factor contributing to our belief that our small molecule drug discovery, and development platform is among the most advanced and efficient in the industry.

     Recently, we have begun to exploit the utility of our drug discovery and development platform beyond our own drug programs. In June 1999, we granted Pfizer a non-exclusive license to a portion of our AIDD technology for up to $27 million payable over three years. We are also exploring possible partnerships with a number of leading biotechnology and genomics companies to access new drug targets. Such a partnership could result in a number of opportunities for us, including bolstering our existing drug pipeline or licensing access to newly characterized targets, newly expanded portions of our library or both.

Background on the Drug Discovery Industry

The Traditional Drug Discovery Process

     Most drugs work by binding to a particular target in the body, thereby altering communications between cells or otherwise regulating cellular activity. Therefore, the traditional path to discovering small molecule drugs typically begins with the identification of a biological target that is believed to regulate cellular communications or activities which could be altered to treat a given disorder. A test or assay is then developed in order to discover compounds with biological activity at this target. Such an assay facilitates the screening of the target against a library of many compounds that have been synthesized in the laboratory. Compounds that bind to the target protein and alter its activity are referred to as "hits". Medicinal chemists then optimize these hits until they have sufficient potency to become lead candidates and then improve their "drug-like" properties, such as absorption, stability, freedom from unwanted activities, etc., with the goal of producing a successful drug development candidate.

     Chemists typically try to streamline the process by copying chemical structures from known active compounds. Even taking this approach, however, the number of possible compounds that could be made is too large to actually test against even a single target using any available technology. Generally, the search is further narrowed only by educated guessing. As a result of the uncertainty of this approach, traditional methods can take many years or may fail entirely.

     If it were possible to predict in advance which compounds would result in a hit, and which chemical changes would help optimize hits into drug candidates, the drug discovery process would be vastly simplified. Unfortunately, the traditional drug discovery process has had to rely on a trial and error approach that has proven extremely expensive, inefficient and unreliable. Further, making all of the trillions upon trillions of possible small organic compounds, much less testing them all against even a single target, would be impossible. Optimization of hits to achieve the delicate balance of properties necessary for a successful drug is still a daunting task. Most hits are never optimized into successful drugs despite years of effort.

Drug Discovery in the Post-Genomics Era

     The sequencing and deciphering of the human genome provides a useful piece in the drug discovery puzzle. Genes and, more significantly, the proteins they code for can be regulators of biological activity and thus represent potential drug targets. It has been estimated that about 10,000 genes could provide useful targets for drug discovery. We believe that most of the value created from genomics efforts is not ultimately in the new targets they provide, but in the possibility that these targets will facilitate the discovery of new small molecule drugs.

     A problem facing drug discovery in the post-genomics world is how to quickly determine which genes might be useful targets for which diseases. An even more difficult task is to efficiently exploit the availability of new targets by rapidly discovering new lead compounds and optimizing such leads into drug candidates. Finding superior methods and technologies to determine if newly isolated genes represent good targets and devising workable strategies to identify the most promising compounds for screening and optimization are essential steps in accelerating and increasing the probability of success of the drug discovery process.

The Neurogen Competitive Advantage

     At Neurogen, we have developed a drug discovery and development platform designed to capitalize on the wealth of new genomics information and potential drug targets. We believe our proprietary platform enables us to rapidly and efficiently discover compounds that hit new potential drug targets, evaluate the utility of those targets and optimize useful leads into new drug candidates.

     We have chosen to focus our efforts on the discovery and development of small molecule drugs. Small molecule drugs are usually more stable and easily absorbed than large molecule drugs, and so in most cases may be administered as a pill, a patch, or an ointment. In addition, small molecule drugs are generally much easier and less expensive to manufacture, distribute, and store. Protein-based large molecule drugs typically require refrigeration, while most small molecule drugs do not. Small molecule drugs can also be safely shipped and stored at regular temperatures. Small molecule drugs that can be taken orally currently make up about three quarters of the sales of the top 100 prescription drugs. Additionally, where there is a choice, patients generally would rather take a pill than an injection.

     Using our discovery platform, we have discovered eight small molecule drug candidates that we and our pharmaceutical company partners have taken into human clinical trials over the last six years. We have been able to achieve this level of speed and efficiency through the efforts of our scientific team, both in creating and utilizing our AIDD(TM) system and our enriched compound library and in applying their expertise in receptor biology to identify important new targets and create powerful assay technologies. Finally, our management team has been responsible for implementing a flexible and opportunistic business model that draws on the expertise and resources of our pharmaceutical partners and leverages our drug discovery and development platform.

Components of Our Discovery and Development Platform

     o   Our Accelerated Intelligent Drug Discovery system.

             Accelerated Intelligent Drug Discovery (AIDD) is an integrated system of hardware and software that allows scientists to improve on the trial and error process traditionally associated with drug discovery and development. This system incorporates automated robotics guided by state-of-the-art computerization, including neural network-based artificial intelligence, to design, model, synthesize and screen new chemical compounds. Specifically, AIDD enables scientists to streamline and accelerate the drug discovery process through the effective and efficient iterative application of the various phases of discovery research.

             AIDD works in a closed drug discovery loop of repeated cycles of automated synthesis, testing and analysis. During each cycle, which can take as little as two weeks, a computerized, or virtual, model of the interaction between the compounds being screened and the target being screened against is created. With each repetition of the cycle, the virtual model is improved and refined. The neural network system then uses the upgraded model to make better predictions about which compounds should be synthesized and/or screened in the next cycle.

             AIDD extends compound modeling, prediction and design capabilities beyond that achievable by human perception alone. At the same time, AIDD is designed to carry out this drug discovery cycle with exceptionally efficient use of discovery resources.

     o Our enriched compound library and our Virtual LibraryTM.

             Our AIDD system works in tandem with our compound library. The AIDD process both utilizes and builds our library at the same time. Instead of randomly generating a compound library as many other drug discovery companies have done, we have chosen to bias or "enrich" our compound library in favor of selected families of compounds. Because the number of small organic compounds that can be synthesized is virtually infinite, we believe that to be successful in the drug discovery process, it is not the biggest or most diverse library that counts, but rather the richest and most intelligently designed.

              AIDD(TM), builds and rationally enriches our compound library by relating functional molecules not just by their core structures, but by their overall posture in chemical space. By focusing on the overall orientation of active compounds, rather than solely on their core structures, AIDD helps to identify functionally related groups of compounds that we call "IslandsTM." Starting with computer models of key characteristics both of compounds that work well and of those that work poorly, AIDD allows us to rapidly build a large number of promising chemical variants using our automated high-speed synthesis combinatorial chemistry techniques. This process allows us to expand identified Islands and to discover new ones. We add these newly synthesized compounds to our enriched compound library and subsequently test them against multiple targets via high throughput screening. The results of each of these cycles of synthesis, analysis and testing are exploited to refine the AIDD models so as to design better compounds and to discover new Islands of high activity potential.

             AIDD's ability to design new compounds and to discover new Islands is accomplished not only by the testing of real compounds already in our enriched library, but by testing computer-designed molecules in a huge "virtual" library that exists only as computer-based compound models, against computer-based target models. The results of this Virtual ScreeningTM of our Virtual LibraryTM, which exceeds 500 billion compounds, are also integrated into each succeeding reiteration of the AIDD process. In this way, promising virtual compounds, both within already established Islands and in new Islands identified by virtual screening, are actually synthesized, added to the enriched compound library, and tested against actual targets via high throughput screening. The result is to both generate new Islands of high activity potential structures and to refine the chemical leads that we have identified until we reach compounds that we believe are promising enough to move to the next phases of preclinical development. In addition, by determining which compounds in which Islands react with orphan targets, we believe we can discover a great deal about the functions and mechanisms of action of such previously uncharacterized target molecules.

     o   Our biological expertise

             The scientists who founded Neurogen are world-leading experts in the area of gamma-aminobutyric acid (GABA) receptors. We have expanded this expertise in receptor biology beyond GABA receptors, and today we believe we have one of the leading receptor biology teams in the world. We utilize this expertise in the design and construction of screening assays to attack novel and poorly understood biological targets in our drug discovery efforts. We do not engage in so-called "me too" drug discovery, by attempting to tweak an existing drug just enough to create a new patentable product that may offer little or no improvement over existing therapies. Rather, we focus on discovering novel drugs, and all of the candidates we have taken into the clinic work by distinct new target mechanisms designed to provide significant therapeutic advantages. We believe that our scientific expertise coupled with our AIDD system and our enriched library will allow us to efficiently capitalize on the large number of targets that have resulted from the sequencing of the human genome, especially those yet to be characterized.

Our Strategy

     Our objective is to become the leading small molecule drug discovery and development company. The key elements of our strategy to meet our objective are as follows:

        o Increase the probability of success through diversification of drug programs - To increase our probability of success in drug discovery and development efforts, we are pursuing multiple promising targets and multiple drug candidates for multiple disorders. Because we believe that the strength of a drug pipeline is based more on the strength of the programs in that pipeline than on any individual drug candidate, we believe that our ability to produce multiple generations of candidates in multiple programs using AIDD further strengthens and diversifies our pipeline.

        o Selectively   partner  our  drug   programs  -  We  have   established
          capabilities  internally  to take  programs  from  target to  clinical development. These capabilities enable us to pursue a flexible business model, partnering programs when we feel it will be economically advantageous to do so. When we partner our programs we seek to collaborate with pharmaceutical leaders such as Pfizer with demonstrated strength in development and marketing.

        o Independently  Develop  Drugs -  As  our  partnered  programs  advance
          through   the   later   stages  of  clinical  development, we plan  to
          independently develop and commercialize drugs we have discovered.

        o Leverage our technology platform by accessing new targets. We are exploring opportunities to apply our drug discovery and development platform beyond our own drug programs. We believe that our technology platform will enable us to capitalize on the vast number of new targets created by the sequencing of the human genome. The key to this strategy is to gain access to additional targets. We are exploring two principal types of opportunities:

            - Individual Target Licenses - We are exploring individual target in-licensing opportunities from universities and other biotechnology companies to augment our internal target generation efforts. We intend to license one or more specific targets from other parties to feed our drug development platform in an effort to bolster our new drug pipeline more rapidly than we could achieve using only internally generated targets.

            - Broad Target Partnerships - We are also exploring the possibility of forming a large-scale alliance or venture with a new partner with complementary technology to gain access to a significant quantity of new targets. This kind of venture could be accomplished with either a partner already holding numerous characterized targets or with a partner, such as a genomics company, possessing numerous uncharacterized targets.

Our Drug Programs

     Our drug development programs design drugs that are either more specific for particular targets than drugs currently available to treat a particular disease or act at targets that have been newly identified as mediators in a disease. In both cases, we believe that by applying our drug design expertise to designing drugs that specifically target a receptor, such compounds offer the potential for equivalent or improved efficacy with fewer side effects than drugs currently on the market, or may cause markets to grow in areas where few effective therapeutics currently exist. Our most advanced programs are focused on regulating the communication between cells in the central nervous system.

         The following table summarizes our current drug pipeline:

------------------------------ -------------------------- --------------------------- --------------------------
Disorder                       Target Mechanism           Program Status              Commercial Rights
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------

------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Anxiety and Depression         GABA                       -Phase I (NGD 91-3)         Pfizer Marketing/
                                                          -Preclinical optimization   Neurogen Royalty
                                                           of other candidates
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Cognition Disorders            GABA                       -Phase I (NGD 97-1)         Pfizer Marketing/
                                                          -Preclinical optimization   Neurogen Royalty
                                                           of other candidates
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Insomnia                       GABA                       -Phase I (NGD 96-1)         Pfizer Marketing/
                                                          -Preclinical optimization   Neurogen Royalty
                                                           of other candidates
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Depression and Stress          CRF1                       Preclinical candidate       Neurogen
                                                          optimization
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Obesity                        NPY                        Preclinical candidate       Pfizer Marketing/
                                                          optimization                Neurogen Royalty,
                                                                                      Manufacturing and
                                                                                      Profit Sharing
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Inflammation and Rheumatoid    C5a                        Preclinical candidate       Neurogen
Arthritis                                                 optimization
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Pain                           VR1                        Leads identified            Neurogen
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Obesity                        MCH                        Leads identified            Neurogen
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Diabetes                       GLP1-like                  Leads identified            Neurogen
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Depression                     NK3                        Leads identified            Neurogen
------------------------------ -------------------------- --------------------------- --------------------------

     In the section below, we describe each of our drug development programs in detail.

Clinical and Preclinical Programs

Anxiety and Depression (GABA):

     Estimates by the National Institute of Mental Health, suggest that anxiety disorders, characterized by a sense of irrational fear or dread, are the most common central nervous system disorders in the United States affecting approximately 23 million people, or 12% of the adult population. The most common anxiety-reducing drugs are the class of drugs known as benzodiazepines (such as Valium(R), Xanax(R) and Librium(R)) which are orally administered compounds that exert their pharmacologic effect on the GABA family of receptors. Benzodiazepines alleviate some of the symptoms of anxiety, but at the same time cause numerous side effects, including drowsiness, impairment of motor skills, memory loss and addiction. In addition, benzodiazepines can cause coma or death if a patient consumes excess alcohol in conjunction with drug treatment. We believe many of these side effects are due to benzodiazepines interacting with and enhancing the activity of the wrong GABA receptor subtypes. Despite these side effects, based on studies by market sources, we estimate that the annual market for currently marketed drugs to treat anxiety is more than $2.0 billion worldwide and over $1.0 billion in the United States.

     We have discovered many potential drug candidates that have a novel GABA receptor binding activity that we believe based upon numerous animal studies will relieve anxiety while avoiding or reducing adverse side effects such as sedation, memory impairment and interaction with alcohol.

     Our third generation development compound, called NGD 91-3, has this novel receptor subtype activity. We believe, based upon the results of testing of a previous generation candidate in a Phase I study designed to measure levels of anxiety and sedation, that compounds with this novel activity can relieve anxiety without causing sedation. NGD 91-3 is currently being tested in Phase I studies which began in the fourth quarter of 1999. Our GABA-based anxiety and cognition programs are partnered with Pfizer under a 1992 agreement with Pfizer. To increase the probability of producing a successful drug from this program we and Pfizer are continuing to develop additional generations of compounds with the novel receptor activity identified by our scientists.

     Some of our GABA-based compounds have also demonstrated efficacy in animal models of depression. In a 1998 extension and expansion of the 1992 and 1994 agreements with Pfizer, we added depression as an additional target indication for our development candidates from the anxiety drug development program.

Cognition Disorders (GABA):

     Memory loss is one of the most devastating symptoms of neurodegenerative diseases such as Alzheimer's disease and Parkinson's disease. Research sponsored by the National Institute for Mental Health indicates that as many as 5 million people in the United States suffer from dementia, a condition characterized by the impairment of learning and recall. Another prominent study indicates that approximately 10% of people over age 65 suffer from some form of dementia. Industry analysts estimate the current annual market for drugs to treat cognitive disorders to be approximately $1.0 billion worldwide.

     We have discovered a number of compounds that exhibit activity at GABA receptor subtypes we believe may modulate the storage and retrieval of memory. Some drugs impair memory by enhancing the activity of parts of the GABA system. These drugs are often used in out-patient surgery to cause the patient to forget the surgical procedure. Our approach in this program is to selectively drive these parts of the GABA system in the opposite direction and thereby enhance memory. Animal studies, to date, suggest that compounds with this activity are efficacious in enhancing memory. Currently, Pfizer, our collaborative partner in this program, is evaluating the most advanced of these compounds, NGD 97-1 in Phase I human clinical studies, which began in the first quarter of 1999. We are pursuing our cognition enhancement program in collaboration with Pfizer under the 1992 Pfizer agreement.

Insomnia (GABA):

     Recent studies indicate that as many as 20 million people in the United States experience chronic insomnia and an additional 20 to 30 million Americans experience intermittent sleep-disorders. Industry analysts estimate that the annual market for drugs to treat insomnia is more than $1.5 billion worldwide and over $500 million in the United States. We are developing drugs to treat sleep disorders, primarily insomnia. While currently marketed drugs to treat sleep disorders, known as hypnotics, are effective, they may cause numerous side effects, including "hangovers," rebound insomnia, short-term memory loss and addiction.

     We have identified compounds in our library that interact selectively with the GABA receptor subtypes we believe are involved in sleep regulation. Animal studies, to date, suggest that these compounds are efficacious in inducing sleep with fewer side effects than existing therapies. Pfizer, our collaborative partner in this program, is currently evaluating the most advanced of these compounds, NGD 96-1 in Phase I human clinical studies, which began in the first quarter of 1999. Drugs to treat insomnia should not only induce sleep but they should have properties which cause the drug to work quickly and then stop working before morning. Because NGD 96-1's properties may cause it to operate outside of this narrow window, we and Pfizer are working to rapidly advance the next generation of candidates. We may also attempt to develop additional formulations of NGD 96-1 which could improve its window of activity. We are pursuing our sleep disorder program in collaboration with Pfizer under the 1994 Pfizer agreement.

Depression and Stress (CRF1):

     Depression is one of the most prevalent mental illnesses in the United States, affecting approximately 17 million people or 9% of the adult population annually according to the National Institute of Mental Health. While recent pharmaceutical research has led to improved drugs, such as Prozac(R), for the treatment of depression, these medications have limitations in their use primarily because of their slow onset of therapeutic action (often greater than 10 days from the commencement of dosing), lack of efficacy in some patients, and side effects such as sexual dysfunction. Industry analysts estimate the current annual market for antidepressants to be approximately $9.2 billion worldwide and over $6.1 billion in the United States.

     Stress is a condition commonly associated with depression. A number of neuropeptide receptors that appear to be involved in stress responses, including receptors for CRF, exhibit altered characteristics in depressed patients.

     We believe that an orally available drug candidate that blocks the CRF1 receptor may be efficacious in relieving depression, anxiety and/or stress related disorders without significant side effects. Through our AIDD(TM) program, we have discovered a number of compounds that block the CRF1 receptor subtype and have demonstrated efficacy in animal models of depression and stress. We are evaluating the most advanced of these compounds in preclinical tests to select a lead candidate for clinical testing. To date, we have retained all commercial rights relating to our CRF drug discovery program.

Obesity (NPY):

     Recent studies on obesity indicate that almost one-third of the adult population fits the criteria for at least moderate obesity and that severe obesity affects a large subgroup of this population. Many health problems, including hypertension, arthritis, non-insulin dependent diabetes and elevated cholesterol, are associated with obesity. Based on studies by market sources, we believe the annual market for currently marketed obesity drugs to be more than $600 million worldwide and over $350 million in the U.S. Obesity has traditionally been treated with amphetamines or amphetamine-like drugs, which can be highly addictive. Other current treatments continue to be plagued by serious side effects.

     Neuropeptide Y (NPY) is a neurotransmitter that has been closely linked with animal feeding behavior and appetite control. We believe that a drug that blocks the binding of NPY to some of its receptor subtypes located in the hypothalamus may have the opposite effect of chronic exposure to NPY and reduce the desire to eat.

     We and Pfizer are examining several new NPY antagonist candidates in pre-clinical testing in order to select a candidate for human clinical trials. We are pursuing our NPY based obesity program in collaboration with Pfizer under the 1995 Pfizer agreement. Under this agreement, Pfizer has the right to determine when to advance collaboration compounds in the clinical process, if at all.

Inflammation and Rheumatoid Arthritis (C5a):

     Rheumatoid arthritis is a chronic inflammatory disease involving many systems of the body. While the cause of rheumatoid arthritis is not known, the progression of the disease is believed to be caused by inflammatory T-lymphocytes, a type of white blood cell, which start a cascade resulting in the activation of several factors that exacerbate the inflammatory process, including complement component C5a. C5a promotes inflammation, attracts white blood cells, and may trigger the immune system to start attacking the body's own cells, an inappropriate reaction central to this and other autoimmune diseases. The National Institutes of Health estimates that this disease affects approximately 1% of the U.S. population. Industry analysts estimate that sales of drugs to treat rheumatoid arthritis exceed $6.0 billion worldwide and $2.0 billion in the U.S.

     Neurogen scientists believe that inhibiting the activation of the C5a receptor may work to treat rheumatoid arthritis by blocking the inflammatory response and breakdown of tissue. Such a small molecule drug could also be effective in treating other inflammatory diseases, with the ease of oral delivery and without many of the side effects, some of them quite severe, associated with currently available treatments. Through our AIDD(TM) program, we have identified several compounds that potently block the activation of C5a receptors. These compounds are currently being evaluated in pre-clinical models of inflammation. To date, we have retained all rights to our C5a antagonist program.

Emerging Programs

Pain (VR-1):

     We have established a program to explore the utility of compounds that modulate the type 1 Vanilloid Receptor (VR-1) so as to develop drugs for the treatment of chronic pain. VR-1 has been shown in various scientific studies to modulate pain responses. Neurogen researchers believe that a drug which blocks the VR-1 receptor could benefit patients suffering from neuropathic pain disorders such as diabetic neuropathy and post-herpetic neuralgia. Through our AIDD program, we are conducting an early stage program to discover VR-1 antagonist leads for further testing and optimization. To date, we have retained all commercial rights to our VR-1 program.

Obesity (MCH):

     We have also established a program to explore the utility of and develop drugs that modulate the effects of Melanin Concentrating Hormone (MCH) for the treatment of obesity. MCH has been shown in various scientific studies to stimulate eating in animals. Neurogen researchers believe that a drug that blocks the activity of MCH could decrease appetite and body weight. Through our AIDD program, we are conducting an early stage program to discover MCH antagonist leads for further testing and optimization. To date, we have retained all commercial rights to our MCH program.

Diabetes (GLP1-like):

     Industry tests have demonstrated that Glucagon Like Peptide 1 (GLP1) increases insulin secretion from pancreatic cells in the presence of elevated glucose levels without overstimulating such secretion and has no effect when glucose levels are in normal range, thereby preventing induction of hypoglycemia. Efforts to use GLP1 for Type II diabetes treatment have demonstrated that when injected (the only route of administration possible for the natural peptide), it has a short half-life that renders it difficult to commercialize as a therapeutic agent. Through our AIDD program, we have identified a number of non-peptide small molecules that exhibit modulatory effects similar to GLP1 (GLP1-like) in in vitro tests. We are currently in the process of further testing and optimizing these compounds and evaluating them in our animal models. To date, we have retained all commercial rights to our GLP1-like program.

Depression (NK3):

     We have applied our AIDD(TM) program to discover compounds that block certain types of neurokinin receptors, which we believe may be an effective way to treat depression. We have identified several lead compounds that are NK3 receptor antagonists and are currently evaluating these leads in animal models.

Companion Animal Drug Program

     In September 1998, we announced a new licensing agreement with Pfizer's Companion Animal Group that expands the 1992 Pfizer agreement. This expansion covers the development of Neurogen's small molecule compounds that work through the GABA neurotransmitter system for the treatment of anxiety and cognitive dysfunction in companion animals, such as dogs and cats. All development costs of this program will be borne by Pfizer. The initial goal of the agreement is to develop a drug that will reduce anxiety in companion animals without producing side effects such as sedation. From our existing GABA drug development programs for humans, we have been able to identify several lead candidates that are currently in pre-clinical testing.

Our Collaborations

     As part of our business strategy, we seek collaborative agreements with large pharmaceutical companies where we believe it to be beneficial. Our collaborative partners offer us funding for our drug development programs as well as clinical, manufacturing, marketing, and sales expertise. At the same time, we are able to retain rights to future royalties or profit-sharing should a successful drug eventually result from a collaborative program. Through our strategic alliances, we hope to balance our exposure to research and development risks inherent in the industry and to retain an increasing share in the success of our future products.

     The following summarizes the material terms of our existing collaborative agreements:

Pfizer

         o The 1992 Pfizer Agreement - covers our GABA-based anxiety and cognitive disorders program
           - Pfizer purchased 1.0 million shares of our common stock for $13.8 million.
           - We received approximately $4.6 million per year from 1992 through 1996 for research and development expenses under these programs (plus additional funding under the 1996 and the 1998 extension agreements discussed below).
           - Pfizer has the right to determine when to advance compounds in the clinical process.
           - We will receive milestone payments if specified development and regulatory objectives are achieved.
           - Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based anxiolytics, anti-depressants and cognition enhancers developed in this collaboration.
           - Pfizer is required to pay us royalties based on net sales levels, if any, for such products.

         o The 1994 Pfizer Agreement - covers our GABA-based sleep disorder program
           - Pfizer purchased approximately 1.1 million shares of our common stock for approximately $9.9 million.
           - We received approximately $2.4 million per year during the period July 1994 to June 1997 for research and development expenses under this program (plus additional funding under the 1996 and the 1998 extension agreements discussed below).
           - Pfizer has the right to determine when to advance compounds in the clinical process.
           - We will receive milestone payments of up to approximately $3.3 million if specified development and regulatory objectives are achieved.
           - Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based sleep disorder products developed in the collaboration.
           - Pfizer is required to pay us royalties based on net sales levels, if any, for such products.

         o The 1995 Pfizer Agreement - covers our neuropeptide Y obesity program
           - Pfizer  purchased   750,000  shares  of  our   common   stock   for
             approximately  $16.5 million and paid us  a  license  fee  of  $3.5 million.
           - We receive between $2.4 million and $3.1 million per year from November 1, 1995 through October 2000, for research and development funding of our eating disorder program.
           - Pfizer has the right to determine when to advance compounds in the clinical process.
           - We will receive milestone payments of up to approximately $28 million if specified development and regulatory objectives are achieved.
           - Pfizer   received   the  exclusive  worldwide  rights  to  products
             developed in the collaboration subject to  rights  retained  by  us
           - Pfizer is responsible for Phase II and later stage clinical  trials under this collaboration.
           - We have primary responsibility for the preparation and filing of Investigational New Drug Applications and for the conduct of the Phase I studies.
           - We will fund a minority share  of  early  stage  development  costs
           - We have retained the right to manufacture any products resulting from the collaboration for markets in NAFTA countries and have retained a profit sharing option with respect to sales in NAFTA countries.
           - If we exercise this profit sharing option, we will fund a portion of the cost of late stage clinical trials and marketing and in return share in any profit generated by sales of products developed pursuant to the collaboration in NAFTA countries.
           - If we chose not to exercise this option, Pfizer would pay us royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses.
           - In any case, we are entitled to royalties on drugs marketed in non-NAFTA countries.
           - In 1998, Pfizer exercised an option to extend the collaboration and paid us an additional $3.1 million through October 1999.
           - In 1999, Pfizer exercised an option to extend the collaboration yet again through October 2000.

         o The 1996 Pfizer Extension Agreement - extension of 1992 and 1994 Pfizer Agreements
           - Extension of the  research  programs  under  both the  1992  Pfizer
             Agreement and the 1994 Pfizer  Agreement  through  December  1998.
           - We received $11.5 million during 1997 and 1998 to fund our research efforts under these programs.

         o The 1998 Pfizer Extension Agreements - extension and expansion of 1992 and 1994 Pfizer Agreements
            - Extension of the  research  programs under  both the  1992  Pfizer
              Agreement and the 1994 Pfizer Agreement through December 2000.
            - GABA-based drugs to treat depression would  also be  explored as a part of the research  programs.
            - We received $6.2 million in 1999  and will  receive an  additional
              $6.2 million in 2000 to fund our research efforts under these programs.
            - Expansion of the anxiety  and  cognition enhancement  agreement to include drugs to treat anxiety disorders and memory impairment  in
              companion  animals,   with  specified   milestone payments and
              royalties for successful products.

         o The 1999 Pfizer Technology Transfer Agreement - license for a portion of our AIDD technology
           - Pfizer received a non-exclusive license to a portion of our AIDD technology.
           - We will receive up to $27 million payable over three years, with payments scheduled to expire in June 2002.
           - We may receive additional payments based upon Pfizer's success in using the technology.

Schering-Plough

         o The Schering-Plough Agreement - covers our dopamine-based schizophrenia program
           - We received $3.6 million per year during the period from July 1995 through June 1998 for research and development funding.
           - We received other fees totaling $20.0 million, in part for limited access to our library.
           - We concluded our role in the research stage of the collaboration in June 1998 and transferred collaboration candidates to Schering-Plough for any further research and development.
           - We believe it is unlikely that any candidate subject to the collaboration will be further developed by Schering-Plough.

Patents and Proprietary Technology

     Our success depends, in part, on our ability to obtain patents, maintain trade secrets and operate without infringing the intellectual property rights of third parties. We file patent applications both in the United States and in foreign countries, as we deem appropriate, for protection of both our products and processes. To date, we are the sole assignee of one hundred and eleven issued United States patents and several foreign patents:

        o 53 of our issued United States patents and several pending patent applications concern the compounds in our GABA-based program to discover drugs to treat anxiety, sleep disorders and dementia;

        o 46 of our issued United States patents and several pending patent applications concern the compounds in our dopamine receptor targeted antipsychotic program;

        o Eight of our issued United States patents and several pending patent applications are in our drug discovery program to treat depression through the CRF1 receptor; and

        o Two of our issued United States patents and several pending patent applications are in our NPY-1 receptor-targeted drug discovery program to treat obesity.

     We are not currently engaged in any research based on any technology transfer that we believe would obligate us to pay royalties to any third party.

     The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed in such cases or the degree of protection afforded under such patents. As a result, we cannot assure you that our patent applications will be successful or that our current or future patents will afford us protection against our competitors. It is possible that our patents will be successfully challenged or that patents issued to others may preclude us from commercializing our products. Litigation to establish the validity of patents, to defend against infringement claims or to assert infringement claims against others can be lengthy and expensive, even if a favorable result is obtained. Moreover, much of our expertise and technology cannot be patented.

     In   connection   with  the  Pfizer   collaboration   agreements   and  the
Schering-Plough collaboration agreement, we have granted Pfizer and Schering-Plough license to manufacture, use and sell drug candidate compounds subject to those agreements. To the extent that we enter into future collaborations or license agreements with third parties, we may have to share, or may have no rights at all to, intellectual property developed or patents obtained in connection with these collaborations.

     We also rely heavily on trade secrets and confidentiality agreements with collaborators, advisors, employees, consultants, vendors and other service providers. We cannot assure you that these agreements will not be breached or that our trade secrets will not otherwise become known or be independently discovered by competitors. Our business would be adversely affected if our competitors were able to learn our secrets or if we were unable to protect our intellectual property.

Competition

     The biopharmaceutical industry is highly competitive and subject to rapid and substantial technological change. Developments by others may render our products under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. In addition, acquisitions of, or investments in, competing development-stage pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources.

     Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Our competitors may develop products that are safer, more effective or less costly than any products we may develop or may be able to complete their development more quickly. If a competitor were to develop and successfully commercialize a drug similar to one we were working on before us, it would put us at a significant competitive disadvantage.

Manufacturing

     We are currently relying, in part, on third-party manufacturers to produce our compounds for research purposes and for pre-clinical and clinical trials. We manufacture some of our compounds ourselves to conduct pre-clinical studies and we may expand our facilities to produce sufficient quantities of compounds for the clinical stage of development in some cases. We have focused our research on developing compounds that are small molecules. We believe this will make it easier for us to do our own manufacturing in the event we choose to do so, because these compounds are more efficient to manufacture and do not require the purification associated with many protein compounds. However, we cannot predict the cost of developing our own manufacturing capabilities and we may find that these costs or other factors make such development impossible.

     Pfizer manufactures, or will be responsible for manufacturing, drugs for clinical trials which are subject to the 1992 Pfizer Agreement and the 1994 Pfizer Agreement and has the right to manufacture future products under these collaborations, if any, for commercialization. Pfizer will also be responsible for manufacturing drugs for Phase II and later stage clinical trials which are subject to the 1995 Pfizer Agreement, and subject to our option described below, has the right to manufacture future products, if any for commercialization. We have retained the option to manufacture future products, if any, developed pursuant to the 1995 Pfizer Agreement for sales in NAFTA countries. See "Collaborative Research and Licensing Agreements." With respect to compounds not currently subject to collaborations, we plan to either establish supply arrangements with third-party manufacturers for clinical trials and for commercial distribution or to develop our own manufacturing capabilities.

Sales and Marketing

     Our present strategy is to market our products either directly or through co-promotion arrangements or other licensing arrangements with large pharmaceutical or biotechnology companies. We do not expect to establish a direct sales capability for at least the next several years, though we may pursue such a capability in the future. Pfizer has the right to market worldwide future products, if any, resulting from the Pfizer Agreements, except for our option to co-market products under the 1995 Pfizer Agreement.

Government Regulation

     The production and marketing of our products and our research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous federal regulation and to a lesser extent state regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory framework will take a number of years and involve the expenditure of substantial resources.

     The steps required before a pharmaceutical agent may be marketed in the United States include:

          1. Pre-clinical laboratory tests, in vivo pre-clinical studies and formulation studies,
          2. The submission to the FDA of an Investigational New Drug Application (IND) for human clinical testing which must become effective before human clinical trials can commence,
          3. Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug,
          4. The submission of a New Drug Application or Product License Application to the FDA, and
          5. FDA approval of the New Drug Application or Product License Application prior to any commercial sale or shipment of the drug.


     In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices for both drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must comply with Good Manufacturing Practices and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

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

     Clinical trials involve the administration of the new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board at the institution where the study will be conducted. The Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Compounds must be formulated according to Good Manufacturing Practices.

     Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects, the drug is tested for safety (adverse side effects), absorption, dosage tolerance, metabolism, bio-distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population

          1. to determine the efficacy of the drug for specific, targeted indications,
          2. to determine dosage tolerance and optimal dosage, and
          3. to  identify  possible  adverse  side  effects  and safety  risks.

     When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to test for safety within an expanded patient population at geographically dispersed clinical study sites. We or the FDA may suspend clinical trials at any time if it is believed that the individuals participating in such trials are being exposed to unacceptable health risks.

     The results of the pharmaceutical development, pre-clinical studies and clinical studies are submitted to the FDA in the form of an New Drug Application for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort. The approval process is affected by a number of factors including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Consequently, there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a New Drug Application if applicable regulatory criteria are not satisfied, require additional testing or information or require post-marketing testing and surveillance to monitor the safety of a company's products if it does not believe the New Drug Application contains adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that a New Drug Application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     Among the conditions for New Drug Application approval is the requirement that any prospective manufacturer's quality control and manufacturing procedures conform to Good Manufacturing Practices. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies.

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

     In addition to regulations enforced by the FDA, we are also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Our research and development involves the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, we could be held liable for any damages that result and any such liability could exceed our resources.

Employees

     As of December 31, 1999, we had 168 full-time employees, of which 133 persons were scientists and 56 had Ph.D. degrees. None of our employees are covered by collective bargaining agreements, and we consider relations with our employees to be good. Each of our current scientific personnel has entered into confidentiality and non-competition agreements with us.

Research and Development Expenses

     We incurred research and development expenses of $24,042,000, $20,914,000, and $19,710,000 in 1999, 1998, and 1997, respectively.

Properties

     We conduct our operations in laboratory and administrative facilities on a single site located in Branford, Connecticut. Our currently occupied facilities total approximately 78,000 square feet, of which approximately 54,000 square feet are owned by us and approximately 24,000 square feet are leased under a ten-year lease which commenced in July 1995. Pursuant to the lease agreement, we have an option to extend the lease for an additional ten-year period and an option to purchase the facility during the term of the lease. In addition, we have recently purchased an approximately 54,000 square foot building adjacent to our currently occupied facility and are in the process of preparing to have a portion of this building adapted for our research uses. We expect that these facilities will accommodate our anticipated administrative and research needs for the foreseeable future.

Legal Proceedings

     We know of no material litigation or proceeding pending or threatened to which we are, or may become, a party.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Neurogen is traded on The NASDAQ Stock Market under the symbol NRGN. As of March 1, 2000, there were approximately 300 holders of record of the Company's common stock. No dividends have been paid on the common stock to date, and the Company currently intends to retain any earnings for further development of the Company's business.

     The following table sets forth the high and low closing bid prices for the common stock as reported by NASDAQ.

                                                                HIGH     LOW
                                                                ----     ---
FISCAL 1999:
First Quarter.................................................. 17 3/4  10 1/2
Second Quarter................................................. 15 1/2  10 1/2
Third Quarter.................................................. 19 3/4  14 3/8
Fourth Quarter................................................. 17 3/8  12 15/16
FISCAL 1998:
First Quarter.................................................. 17 3/4  13 3/8
Second Quarter................................................. 20 1/2  16 1/8
Third Quarter.................................................. 18 3/8  10 5/8
Fourth Quarter................................................. 18      13 5/8


ITEM 6.   SELECTED FINANCIAL DATA

For the Year Ended December 31

                                                     (in thousands, except per share data)
                                                -----------------------------------------------
                                                  1999     1998     1997      1996      1995
                                                -------- -------- --------- --------- ---------
Total operating revenues.......................$ 10,209  $ 11,081  $ 17,979  $ 18,286 $ 26,929
Total operating expenses.......................$ 28,465  $ 24,834  $ 23,276  $ 17,229 $ 15,585
Net income (loss)..............................$(14,618) $ (9,458) $   (257) $  5,894 $ 13,353
Net income (loss) per share-basic (1)..........$  (1.00) $   (.66) $   (.02) $    .42 $   1.19
Net income (loss) per share-diluted (1)........$  (1.00) $   (.66) $   (.02) $    .38 $   1.07
Total assets...................................$ 92,134  $101,810  $111,869  $113,869 $104,856
Long-term debt.................................$  1,912         -  $     74  $    279 $    460
Stockholders' equity...........................$ 84,710  $ 98,567  $106,918  $106,245 $ 98,076
Weighted average number of shares outstanding-
basic..........................................  14,576    14,419    14,348    14,145   11,267

(1) All per share data conforms to SFAS No. 128, Earnings Per
    Share - See footnote 1 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since our inception in September 1987, we have been engaged in the discovery and development of drugs. We have not derived any revenue from product sales and we expect to incur significant losses in most years prior to deriving any such product revenues. Revenues to date have come from three collaborative research agreements and one technology transfer agreement with Pfizer, one collaboration with Schering-Plough, one license agreement with American Home Products and from interest income.

RESULTS OF OPERATIONS

     Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future strategic alliances, technology transfer agreements, joint ventures or financings, if any, the progress of our research and development and technology transfer projects, technological advances and determinations as to the commercial potential of proposed products. We expect research and development costs to increase significantly over the next several years as our drug development programs progress. In addition, we expect our general and administrative expenses necessary to support our expanded research and development activities to increase for the foreseeable future.
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Our fiscal 1999 operating revenues decreased 8 percent to $10.2 million from 1998 operating revenues of $11.1 million, which were significantly lower than 1997 fiscal operating revenues of $18.0 million. The decrease in 1999 was due primarily to the scheduled conclusion in June 1998 of the research phase of the Schering-Plough Agreement (as described below). The decrease in 1998 was also due partly to the conclusion of the Schering-Plough research program together with a reduction in reimbursement revenues from Pfizer for human clinical trials conducted in 1997 under our NPY obesity collaboration and a reduction in license fees as described below. Operating revenues in future periods may fluctuate significantly due to many factors, including those described throughout this section.

     Our license fees of $0.5 million in 1999, and $3.0 million in 1997 represent non-recurring, nonrefundable fees which relate to the granting of certain commercial licenses and rights to collaborative partners as described below. License fees in 1999 represent recognition of part of a $3.0 million up front fee paid by Pfizer for a non-exclusive license to certain AIDD intellectual property and the right to employ this technology in its own drug development programs. License fees in 1997 represented a $3.0 million library access fee from Schering-Plough for access to a portion of our combinatorial chemistry libraries.

     Research and development costs increased 15 percent to $24.0 million in 1999 as compared to 1998. Research and development costs increased 6 percent to $20.9 million in 1998 compared to $19.7 million in 1997. These increases are due primarily to an increase in research and development personnel as well as the further expansion of our AIDD(TM) (Accelerated Intelligent Drug Discovery) program for the discovery of new drug candidates. Research and development expenses represented 84 percent, 84 percent and 85 percent of total operating expenses for the years ended December 31, 1999, 1998 and 1997, respectively.

     General and administrative expenses increased 13 percent to $4.4 million in 1999 from $3.9 million in 1998 and 8 percent in 1998 from $3.6 million in 1997. These increases are attributed to additional administrative and technical services to support our expanding product pipeline.

     Other income, consisting primarily of interest income and gains and losses from invested cash and marketable securities, was $3.6 million in 1999, $4.3 million in 1998 and $5.0 million in 1997, respectively. The decrease in 1999 compared to 1998 and 1997 was due primarily to a lower level of invested funds.

     We recognized a net loss of $14.6 million for the year ended December 31, 1999, a net loss of $9.5 million for the year ended December 31, 1998 and a net loss of $0.3 million for the year ended December 31, 1997. The increases in net losses are primarily due to a decrease in operating revenues and an increase in research and development and general and administrative expenses due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999 and 1998, cash, cash equivalents and marketable securities were in the aggregate $65.0 million and $75.0 million, respectively. The decrease in 1999 was due primarily to our use of cash to fund our operating activities together with capital expenditures for plant and equipment. Our aggregate level of cash, cash equivalents and marketable securities has fluctuated significantly in the past and is expected to do so in the future as a result of the factors described below.

     Our cash requirements to date have been met by the proceeds of our financing activities, amounts received pursuant to collaborative arrangements and interest earned on invested funds. Our financing activities include three private placement offerings of common stock prior to our initial public offering, underwritten public offerings of our common stock in 1989, 1991 and 1995, and the private sale of common stock to Pfizer in connection with entering into the Pfizer Agreements and to American Home Products in the American Home Products Agreement. Total funding received from these financing activities was approximately $105.6 million. Our expenditures have been primarily to fund research and development and general and administrative expenses and to construct and equip our research and development facilities.

PFIZER
------

     In the first quarter of 1992, we entered into the 1992 Pfizer Agreement pursuant to which Pfizer made a $13.8 million equity investment in Neurogen and agreed, among other things, to fund a specified level of resources for up to five years (later extended as described below) for our research programs for the discovery of GABA-based drugs for the treatment of anxiety and cognitive disorders. As of December 31, 1999, Pfizer has provided $36.3 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, as extended, and $0.3 million for the achievement of a clinical development milestone. We are eligible to receive additional milestone payments of up to $12.2 million if certain development and regulatory objectives are achieved regarding our products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter GABA. Pfizer will pay us royalties based upon net sales levels, if any, for such products.

     We and Pfizer entered into our second collaborative agreement, the 1994 Pfizer Agreement, in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in Neurogen and agreed, among other things, to fund a specified level of resources for up to four years (later extended as described below) for our research program for the development of GABA-based drugs for the treatment of sleep disorders. As of December 31, 1999, Pfizer had provided $11.8 million of research funding to the company pursuant to the 1994 Pfizer Agreement, as extended, and $0.3 million for the achievement of a clinical development milestone. We could also receive additional milestone payments of up to $3.0 million if certain development and regulatory objectives are achieved regarding our products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay us royalties based upon net sales levels, if any.

     In December 1996 and again in December 1998, we and Pfizer extended and combined our research efforts under the 1992 and 1994 Agreements. Pursuant to the extension agreements, we received $6.2 million in 1999 (which amount is included in the above-described cumulative totals received for the 1992 and 1994 agreements) and under the extension we expect to receive an additional $6.2 million during 2000 for research and development funding of the Company's GABA-based anxiety, cognitive enhancer and sleep disorders projects.

     Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

     We and Pfizer entered into our third collaborative agreement, the 1995 Pfizer Agreement, in November 1995. Under this agreement Pfizer made an additional $16.5 million equity investment in Neurogen bringing Pfizer's ownership of our common stock up to approximately 21 percent. Pfizer also paid us a $3.5 million license fee. Pfizer also agreed, among other things, to fund a specified level of resources for up to five years for our research program for the discovery of drugs which work through the neuropeptide Y (NPY) mechanism for the treatment of obesity and other disorders. As of December 31, 1999, Pfizer had provided $11.4 million in research funding pursuant to the 1995 Pfizer Agreement. In 1998, Pfizer exercised its option under the 1995 Pfizer Agreement to extend the NPY research program and also agreed to fund increased Neurogen staffing on the program and thereby pay us$3.1 million to fund a fourth year of research, through October 1999. In 1999, Pfizer elected to further extend the research program through October 2000 and to fund Neurogen's research for this fifth year at staffing levels to be determined by us and Pfizer. We could also receive milestone payments of up to approximately $28.0 million if certain development and regulatory objectives are achieved regarding our products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by us. Under the 1995 Pfizer Agreement, we will fund a minority share of early stage clinical development costs and have retained the right to manufacture any collaboration products in NAFTA countries. We have also retained a profit sharing option with respect to product sales in NAFTA countries. If we exercise the profit sharing option, we will fund a portion of the cost of late stage clinical trials and marketing costs and in return will receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If we choose not to exercise our profit-sharing option, Pfizer would pay us royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing expenses. In either case we would be entitled to royalties on drugs marketed in non-NAFTA countries.

     In June 1999, we and Pfizer entered into a technology transfer agreement, (the "Pfizer Technology Transfer Agreement"). Under the terms of this agreement, Pfizer has agreed to pay us up to a total of $27.0 million over a three year period for the licensing and transfer to Pfizer of certain of our AIDD(TM) technologies for the discovery of new drugs, along with the installation of an AIDD system. Additional payments are also possible upon Pfizer's successful utilization of this technology. Pfizer has received a non-exclusive license to certain AIDD intellectual property, and the right to employ this technology in its own drug development programs. As of December 31, 1999, the Company had received $3.0 million in license fees pursuant to the Pfizer AIDD agreement of which $0.5 million has been recognized in 1999. Remaining revenues associated with amounts received under the Pfizer Technology Transfer Agreement will be recognized in future periods and may fluctuate significantly depending on the timing and completion of our transfer of technology and systems.

SCHERING-PLOUGH
---------------

     In June  1995,  we and  Schering-Plough  entered  into the  Schering-Plough
Agreement to collaborate in the discovery and development of drugs for the treatment of schizophenia and other disorders which act through the dopamine family of receptors. Under the Schering-Plough Agreement, we received one-time license fees of $14.0 million for rights relating to Neurogen's dopamine program and $3.0 million in 1995 and again in 1996 for the right to test certain of our combinatorial chemistry libraries in selected non-CNS assays. We received scheduled funding totaling approximately $10.8 million during the three-year period from June 1995 through June 1998, for research and development funding of our dopamine program.

     In July 1998, we announced that the Company and Schering-Plough had concluded the research phase of the collaboration. Therefore, the funding of $3.6 million per year formerly received from Schering-Plough came to its scheduled conclusion on July 1, 1998. Although we currently believe it unlikely that they would do so, should Schering-Plough elect to continue the development of drug candidates subject to the collaboration, we could also receive milestone payments of up to approximately $32.0 million if certain development and regulatory objectives are achieved. In return, Schering-Plough received the exclusive worldwide license to market dopamine-based products subject to the collaboration. We retained the rights to receive royalties based on net sales levels, if any, and an option to manufacture products for the United States market. In addition to the payments described above, Schering-Plough is responsible for funding the cost of all clinical development and marketing, if any, of drugs subject to the collaboration.

     We plan to use our cash, cash equivalents and marketable securities for our research and development activities, working capital and general corporate purposes. We anticipate that our current cash balance, as supplemented by research funding pursuant to the Pfizer Agreements will be sufficient to fund our current and planned operations through 2002. However, our funding requirements may change and will depend upon numerous factors, including but not limited to, the progress of the our research and development programs, the timing and results of preclinical testing and clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of our proposed products, the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs, conducting clinical studies, obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. We anticipate that we may augment our cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

     As of December 31, 1999, we had approximately $37.1 million and $2.8 million of net operating loss carryforwards and research and development credits, respectively, available for federal income tax purposes which expire from the years 2004 through 2019. We also had approximately $25.6 million and $0.7 million of Connecticut state tax net operating loss carryforwards and research and development credits, respectively, which expire in the years 2000 through 2014. Because of "change in ownership" provisions of the Tax Reform Act of 1986, our utilization of our net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Neurogen is required to adopt SFAS No. 133, as amended by SFAS No. 137, in fiscal 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not entered into any derivative financial instrumentsor hedging activities. As a result, management believes adoption of SFAS No. 133 will not have a material impact on the financial statements.

     In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. SAB No. 101, as amended by SAB No. 101A, provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change in the fiscal quarter ending June 30, 2000. Management has not yet determined the effect SAB No. 101 will have, if any, on its accounting policies or the amount of the cumulative effect to be recorded from adopting SAB No. 101.

Discussion of the Year 2000 issue

     Our program to address the Year 2000 issue consisted of assessment, remediation, testing and contingency planning. Our program was initiated and executed to prevent major interruptions in the business due to Year 2000 problems. As of December 31, 1999, all phases were completed. We did not experience any significant disruption as a result of the Year 2000 issue. The total cost of the Year 2000 program was approximately $200,000, primarily for the cost of replacing/upgrading noncompliant software.

     We completed our assessment of our Year 2000 risks related to significant relationships with our critical third party suppliers and customers. Despite these efforts, there can be no assurance that all supplier and customer Year 2000 compliance plans were successfully completed in a timely manner, although we are not currently aware of any problems which would significantly impact our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk. Our investment portfolio includes investment grade debt instruments. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of these instruments, we do not believe that we has a material exposure to interest rate risk. Additionally, funds available from investment activities are dependent upon available investment rates. These funds may be higher or lower than anticipated due to interest rate volatility.

     Capital Market Risk. We currently have no product revenues and is dependent on funds raised through other sources. One source of funding is through further equity offerings. Our ability to raise funds in this manner is dependent upon capital market forces affecting our stock price.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Consolidated Balance Sheets at December 31, 1999 and 1998..................20,21

Consolidated Statements of Operations for the years ended
December 31, 1999, 1998 and 1997...........................................   22

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1999, 1998 and 1997...........................................   23

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997...........................................   24

Notes to Consolidated Financial Statements.................................   25

Report of Independent Accountants..........................................32,33

                              NEUROGEN CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                           December 31
                                                                       -------------------
                                                                         1999      1998
                                                                       --------- ---------
                                                                      (In thousands, except
                                                                         per share data)
                                Assets
Current Assets:
  Cash and cash equivalents........................................... $ 31,588  $ 26,066
  Marketable securities...............................................   33,441    48,944
  Receivable from corporate partners..................................      286       656
  Other current assets................................................      921     1,298
                                                                       --------- ---------
Total current assets..................................................   66,236    76,964

Property, plant & equipment:
  Land and land improvements..........................................      875       542
  Building and building improvements..................................   16,834    16,704
  Construction in progress............................................    1,702        -
  Leasehold improvements..............................................    4,026     4,026
  Equipment...........................................................   11,440     9,949
  Furniture...........................................................      578       534
                                                                       --------- ---------
                                                                         35,455    31,755
Less accumulated depreciation and amortization........................    9,840     7,265
                                                                       --------- ---------
Net property, plant and equipment.....................................   25,615    24,490
Other assets, net.....................................................      283       356
                                                                       --------- ---------
                                                                       $ 92,134  $101,810
                                                                       ========= =========

           See accompanying notes to consolidated financial statements

                              NEUROGEN CORPORATION

                    CONSOLIDATED BALANCE SHEETS--(Continued)
                                                                           December 31
                                                                       -------------------
                                                                         1999      1998
                                                                       --------- ---------
                                                                      (In thousands, except
                                                                         per share data)


              Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses...............................  $ 2,704   $ 2,862
  Unearned revenue from corporate partners............................    2,760       260
  Current portion of mortgage payable.................................       -        73
                                                                     --------- ---------
Total current liabilities.............................................    5,464     3,195

Loans payable ........................................................    1,912        -
Other compensation....................................................       48        48
                                                                       --------- ---------
Total liabilities.....................................................    7,424     3,243
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, par value $.025 per share authorized 2,000 shares;
  none issued.........................................................       -         -
  Common stock, par value $.025 per share authorized 30,000 shares;
  issued and outstanding 14,800 shares in 1999 and 14,656 in 1998.....      370       366
  Additional paid-in capital..........................................  114,519   113,901
  Accumulated deficit.................................................  (26,852)  (12,234)
  Deferred compensation...............................................   (3,076)    3,540)
  Accumulated other comprehensive income..............................     (251)       74
                                                                       --------- ---------
Total stockholders' equity............................................   84,710    98,567
                                                                       --------- ---------
                                                                       $ 92,134  $101,810
                                                                       ========= =========


           See accompanying notes to consolidated financial statements




                              NEUROGEN CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Years Ended December 31
                                                         ---------------------------------
                                                            1999        1998       1997
                                                         ----------- ---------- ----------
                                                       (In thousands, except per share data)
Operating revenues:
License fees............................................     $  500     $   -      $3,000
Research and development................................      9,709     11,081     14,979
                                                         ----------- ---------- ----------
Total operating revenues................................     10,209     11,081     17,979
Operating expenses:
Research and development................................     24,042     20,914     19,710
General and administrative..............................      4,423      3,920      3,566
                                                         ----------- ---------- ----------
Total operating expenses................................     28,465     24,834     23,276
                                                         ----------- ---------- ----------
Operating income (loss).................................    (18,256)   (13,753)    (5,297)
Other income (expense):
Investment income.......................................      3,639      4,312      5,075
Interest expense........................................         (1)       (17)       (35)
                                                         ----------- ---------- ----------
Total other income, net.................................      3,638      4,295      5,040
                                                         ----------- ---------- ----------
Loss before provision for income taxes..................    (14,618)    (9,458)      (257)
Provision for income taxes..............................        -          -           -
                                                         ----------- ---------- ----------
Net loss................................................   $(14,618)   $(9,458)     $(257)
                                                         =========== ========== ==========
Loss per share:
Basic...................................................     $(1.00)    $ (.66)     $(.02)
                                                         ----------- ---------- ----------
Diluted.................................................     $(1.00)    $ (.66)     $(.02)
                                                         ----------- ---------- ----------
Shares used in calculation of earnings (loss) per share:
Basic...................................................     14,576     14,419     14,348
                                                         ----------- ---------- ----------
Diluted.................................................     14,576     14,419     14,348
                                                         =========== ========== ==========





           See accompanying notes to consolidated financial statements



                              NEUROGEN CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     For the Years Ended December 31, 1999, 1998 and 1997
                                                                        (in thousands)
                                                 --------------------------------------------------------------------------

                                                                                                     Accumulated
                                                                Additional                           Other
                                                   Common Stock   Paid-in  Accumulated   Deferred    Comprehensive
                                                  Shares Amount   Capital    Deficit   Compensation  Income          Total

                                                  ------ ------ ---------- ----------- ------------  ------------- --------




Balance at December 31, 1996.................... 14,252   $356   $108,491   $(2,519)     $  -            $(83)    $106,245
Deferred compensation...........................     -       -        894        -       (894)            -             -
Exercise of stock options.......................    138      4        846        -          -             -            850
Comprehensive income:
  Net loss......................................     -      -          -       (257)        -             -           (257)
  Unrealized gain on marketable securities......     -      -          -          -         -              80           80
                                                 ------ ------ ---------- ----------- ------------  ------------- ---------
Balance at December 31, 1997.................... 14,390    360    110,231    (2,776)     (894)             (3)     106,918
Issuance of restricted stock....................    145      4      2,536        -     (2,540)            -             -
Deferred compensation ..........................     -      -         265        -       (106)            -            159
Exercise of stock options.......................     98      2        564        -         -              -            566
Stock issued in 401(k) match....................     19     -         299        -         -              -            299
Exercise of warrants............................      4     -           6        -         -              -              6
Comprehensive income:
  Net loss......................................     -      -          -     (9,458)       -              -         (9,458)
  Unrealized gain on marketable securities......     -      -          -         -         -               77           77
                                                 ------ ------ ---------- ----------- ------------  ------------- ---------
Balance at December 31, 1998                     14,656    366    113,901   (12,234)   (3,540)             74       98,567
Forfeiture of restricted stock .................     (7)     0       (131)       -        131              -            -
Deferred compensation ..........................     -      -        (204)       -        333              -           129
Exercise of stock options ......................    126      3        600        -         -               -           603
Stock issued in 401(k) match ...................     25      1        353        -         -               -           354
Comprehensive income:
  Net loss: ....................................     -      -          -    (14,618)       -               -       (14,618)
  Unrealized loss on marketable securities .....     -      -          -         -         -             (325)        (325)
                                                 ------ ------ ---------- ---------- ------------   ------------- ---------
Balance at December 31, 1999                     14,800   $370   $114,519  $(26,852)  $(3,076)          $(251)     $84,710
                                                 ====== ======   ========  =========  ============   ============  ========

           See accompanying notes to consolidated financial statements




                              NEUROGEN CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Years ended December 31
                                                                --------------------------------
                                                                   1999       1998       1997
                                                                ---------- ---------- ----------
                                                                         (In thousands)
Cash flows from operating activities:
Net loss.......................................................  $(14,618)   $(9,458)    $ (257)
Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
Depreciation and amortization expense..........................     2,608      2,365      1,849
Noncash compensation expense...................................       483        458        -
Loss on disposal of assets.....................................        33          6          4
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses...      (155)    (1,557)     1,408
Increase (decrease)in unearned revenue from corporate partners.     2,500         60     (3,900)
Decrease (increase) in other current assets....................       377       (176)        10
Decrease (increase) in receivable from corporate partners......       369        536       (732)
Decrease (increase) in other assets, net.......................        59        127       (110)
                                                                ---------- ---------- ----------
Net cash used in operating activities..........................    (8,344)    (7,639)    (1,728)
                                                                ---------- ---------- ----------
Cash flows from investing activities:
Purchase of plant and equipment................................    (3,753)    (1,974)   (10,033)
Purchases of marketable securities.............................   (35,629)   (66,242)   (35,060)
Maturities and sales of marketable securities..................    50,806     34,602     50,227
Proceeds from sale of assets...................................       -           34         26
                                                                ---------- ---------- ----------
Net cash provided by (used in) investing activities............    11,424    (33,580)     5,160
                                                                ---------- ---------- ----------
Cash flows from financing activities:
Exercise of stock options......................................       603        566        850
Principal payments under mortgage payable......................       (73)      (205)      (181)
Increase in loans payable .....................................     1,912         -          -
                                                                ---------- ---------- ----------
Net cash provided by financing activities......................     2,442         361        669
                                                                ---------- ---------- ----------
Net increase (decrease)in cash and cash equivalents............     5,522    (40,858)     4,101
Cash and cash equivalents at beginning of year.................    26,066     62,924     62,823
                                                                ---------- ---------- ----------
Cash and cash equivalents at end of year.......................   $31,588    $26,066    $66,924
                                                                ========== ========== ==========



           See accompanying notes to consolidated financial statements

                              NEUROGEN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     CASH EQUIVALENTS AND MARKETABLE SECURITIES--The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. The carrying values of cash equivalents at December 31, 1999 and 1998 were approximately $31,304,000 and $26,310,000, respectively.

     The Company considers its investment portfolio to be available-for-sale securities as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. Marketable securities at December 31, 1999 and 1998 consist of debt securities with maturities of three months to four years. Securities are available for sale and are carried at fair value with the unrealized gains/losses reported as a separate component of stockholders' equity. The aggregate cost of marketable securities at December 31, 1999 and 1998 was approximately $33,692,000 and $48,870,000, respectively. Realized gains and losses have been determined by the specific identification method. The Company recognized gross realized gains of $15,000 and $52,000 in 1999 and 1998, respectively. Gross realized losses were $108,000 and $60,000 in 1999 and 1998, respectively.

     PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from three to forty years. Leasehold improvements are amortized over the life of the lease.

     REVENUE RECOGNITION--Revenue under research and development arrangements is recognized as earned under the terms of the respective agreements. License payments under separate license agreements are recorded when received and the license agreements are signed and there are no continuing obligations on the part of the Company. When further efforts are required, the license fees are recognized over the related term. Product research funding is recorded as revenue, generally on a quarterly basis, as research effort is incurred. Deferred revenue arises from payments received which have not yet been earned under research and development programs, as well as under licensing arrangements for which Neurogen has some level of continued involvement.

     In December 1999, the staff of the Securities and Exchange Commission Issued its Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION. SAB No. 101, as amended by SAB No. 101A, provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change in the fiscal quarter ending June 30, 2000. Management has not yet determined the effect on SAB No. 101 will have, if any, on its accounting policies or the amount of the cumulative effect to be recorded from adopting SAB No. 101.

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the parent company and a subsidiary, Neurogen Properties LLC, after elimination of intercompany transactions.

     SEGMENT INFORMATION--In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 supersedes SFAS No. 14,
Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company operates in one segment: drug discovery and pharmaceutical development. SFAS No. 131 also requires disclosures about products and services, geographic area, and major customers. The adoption of SFAS No. 131 had no impact on the Company's financial statements for the periods presented.

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

2.   CORPORATE PARTNER AGREEMENTS

PFIZER
------

     In 1992, the Company entered into a collaborative research agreement (the "1992 Pfizer Agreement") with Pfizer Inc. ("Pfizer"), pursuant to which Pfizer has provided $13,750,000 in equity financing. Pursuant to the 1992 Pfizer Agreement, the Company has received an aggregate of approximately $36,325,000 for research and development funding of the Company's anxiolytic and cognition enhancement projects and $250,000 for the achievement of a clinical development milestone. Neurogen could also receive additional milestone payments totaling $12,250,000 if certain development and regulatory objectives are achieved regarding its products subject to the 1992 Pfizer Agreement. In return, Pfizer received the exclusive rights to manufacture and market GABA-based anxiolytics and cognition enhancers developed in the collaboration for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. In each of 1999, 1998 and 1997, Neurogen received approximately $4,680,000, $4,685,000 and $3,960,000 respectively, in research funding, which approximates the research costs it incurred in such years under the 1992 Pfizer Agreement.

     The Company entered into its second collaborative agreement (the "1994 Pfizer Agreement") with Pfizer in June 1994 pursuant to which Pfizer made an additional equity investment in the Company of $9,864,000. Pursuant to the 1994 Pfizer Agreement, the Company has received an aggregate of approximately $11,800,000 during the three-year period which commenced July 1, 1994, for research and development funding of the Company's sleep disorder project and $250,000 for the achievement of a clinical development milestone. Neurogen could also receive additional milestone payments totaling $3,000,000 if certain development and regulatory objectives are achieved regarding its products subject to the 1994 Pfizer Agreement. In return, Pfizer received the exclusive right to manufacture and market GABA-based sleep disorder products developed in the collaboration for which it will pay Neurogen royalties depending upon net sales levels, if any. In 1999, 1998 and 1997, the Company received research funding of approximately $1,600,000, $1,600,000 and $2,500,000, respectively, which approximates the research costs incurred in such years under the 1994 Pfizer Agreement.

     In 1996 and again in December 1998, Neurogen and Pfizer extended and combined Neurogen's research efforts under the 1992 and 1994 Agreements. Pursuant to the extension agreements, Neurogen received $6,240,000, $6,080,000 and $6,470,000 in 1999, 1998 and 1997, respectively, and expects to receive research funding of $6,240,000 in the year 2000. Additionally, the companies agreed to expand the 1992 Agreement to include depression as a new target. Pursuant to this agreement, Neurogen will be eligible to receive certain milestone payments upon the achievement of development and regulatory objectives and royalties based on net sales levels, if any. Pfizer received the exclusive right to manufacture and market GABA based drugs for depression from the collaboration.

     Neurogen and Pfizer entered into their third collaborative agreement (the "1995 Pfizer Agreement") in November 1995, pursuant to which Pfizer paid $3,500,000 in one-time license fees and made an additional equity investment in the Company of $16,500,000, bringing Pfizer's ownership of the Company's common stock up to 21%. Pfizer also agreed, among other things, to fund a specified level of resources for up to five years for Neurogen's research program for the discovery of drugs which work through the neuropeptide Y (NPY) mechanism for the treatment of obesity and other disorders. As of December 31, 1999, Pfizer had provided $11,400,000 in research funding pursuant to the 1995 Pfizer Agreement. In 1998, Pfizer exercised its option under the 1995 Pfizer Agreement to extend the NPY research program and also agreed to fund increased Neurogen staffing on the program and thereby pay Neurogen $3,120,000 to fund a fourth year of research, through October 1999. In 1999, Pfizer elected to further extend the research program through October 2000 and to fund Neurogen's research for this fifth year at staffing levels to be determined by Neurogen and Pfizer. Neurogen could also receive milestone payments of up to approximately $28,000,000 if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage clinical development costs and has retained the right to manufacture any collaboration products in NAFTA (North American Free Trade Agreement) countries. Neurogen has also retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.

     In June of 1999, Neurogen and Pfizer entered into a technology transfer agreement, (the "Pfizer Technology Transfer Agreement"). Under the terms of this agreement, Pfizer has agreed to pay Neurogen up to a total of $27.0 million over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD technologies for the discovery of new drugs, along with the installation of an AIDD system. Additional payments are also possible upon Pfizer's successful utilization of this technology. Pfizer has received a non-exclusive license to certain AIDD intellectual property, and the right to employ this technology in its own drug development programs. As of December 31, 1999, The company had received $3.0 million in license fees pursuant to the Pfizer AIDD agreement of which $0.5 million has been recognized in 1999. Remaining revenues associated with amounts received under the Pfizer Technology Transfer Agreement will be recognized in future periods and may fluctuate significantly depending on the timing and completion of the Company's transfer of technology and systems pursuant to the agreement.

SCHERING-PLOUGH
---------------

     In June 1995, Neurogen and Schering Corporation and Schering-Plough Ltd. (together, "Schering-Plough") entered into an Agreement (the "Schering-Plough Agreement") to collaborate in the discovery and development of drugs for the treatment of schizophrenia and other disorders which act through the dopamine family of receptors. Pursuant to the Schering-Plough Agreement, the Company received in 1995 one-time license fees of $14,000,000 in exchange for rights relating to Neurogen's dopamine program and $3,000,000 in each of 1995 and 1996 for the right to test certain of Neurogen's combinatorial chemistry libraries in selected non-CNS assays. Neurogen received scheduled funding totaling approximately $10,800,000 during the three year period from June 1995 through June 1998 for research and development funding of the Company's dopamine program.

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


3.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31 are summarized as follows (in thousands):
                                         1999   1998
                                        ------ ------
Accounts payable......                  $1,951 $1,798
Accrued compensation..                     753  1,064
                                        ------ ------
                                        $2,704 $2,862
                                        ====== ======

4.   LONG-TERM DEBT AND LEASE OBLIGATIONS


     In 1995, the Company entered into a ten year operating lease agreement to lease 24,000 square feet of space in a building adjacent to the Company's existing research facility. The Company has a renewal option to extend the lease for an additional ten year period. The Company may also exercise an option to purchase the building after the sixth year of the lease. The improvements made to the leased facility for laboratory and office space were completed in the fourth quarter of 1996 and are to be amortized over the life of the lease, or ten years. Rent expense approximated $140,000 in 1999, 1998 and 1997.

     Future minimum rental lease payments subsequent to December 31, 1999 (in thousands) are:

2000..........................    130
2001..........................    151
2002..........................    151
2003..........................    151
2004..........................    151
Thereafter....................    127
                               ------
Total minimum lease payments.. $  861
                               ======

    In the first quarter of 1999, the Company made the final payment on the mortgage secured by its Branford, Connecticut office and research facility.

     In the fourth quarter of 1999, Neurogen entered into a financing arrangement with Connecticut Innovations, Inc. (CII) secured by the property at 45 Northeast Industrial Road, whereby CII will provide up to $5.0 million to Neurogen for the purchase and development of a new building to create additional laboratory space. As of December 31, 1999, CII had advanced Neurogen $1,912,280 for the purchase of the building. The remainder of the loan will be advanced as construction progresses. Substantial completion of the renovation is expected by the end of 2000. The loan will be repayable in monthly installments at a rate of 7.5% over 10 years beginning upon the substantial completion of renovation construction and the closing of the construction loan.

5. STOCK  OPTIONS,  WARRANTS AND  RESTRICTED STOCK

     The Neurogen Corporation Stock Option Plan (the "Plan") originally adopted in 1988 and amended in 1992, provided for the issuance of incentive and non-qualified stock options for up to 1,200,000 shares of common stock. In May 1994, the Company's shareholders approved its 1993 Omnibus Incentive Plan which made 3,000,000 shares available for grant and its 1993 Non-Employee Directors Stock Option Program which made 500,000 shares available for grant. In November 1998, the shareholders approved a 1,500,000 increase in shares to the 1993
Omnibus Incentive Plan. The Plan allows for issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, and performance units. All options expire not later than ten years after the date of grant. Employee options vest annually over four or five years, while directors vest monthly over three years.

Options
-------

     The following table presents the combined activity of its stock option plans for the years ended December 31, as follows:

                                             1999               1998               1997
                                     ------------------- ------------------- -------------------
                                                Weighted            Weighted            Weighted
                                                 Average             Average             Average
                                                Exercise            Exercise            Exercise
                                      Options     Price   Options     Price   Options     Price
                                     ---------- -------- ---------- -------- ---------- --------
Outstanding at January 1............ 3,680,880    $14.55 3,389,576    $14.11 2,874,994    $13.70
Granted.............................   491,712     15.75   519,788     16.91   777,349     16.27
Exercised...........................  (147,492)     6.44  ( 97,645)     5.80  (138,382)     6.60
Canceled............................   (85,296)    18.69  (130,839)    18.95  (124,385)    20.53
                                     ---------- -------- ---------- -------- ---------- --------
Outstanding at December 31.......... 3,939,804    $14.91 3,680,880    $14.56 3,389,576    $14.11
                                     ========== ======== ========== ======== ========== ========
Options exercisable at December 31.. 2,419,722    $13.60 2,006,784    $12.21 1,504,716    $10.78

     With respect to certain options for 66,250 shares granted on December 31, 1997, if the recipient remains employed with the Company for a period of seven years from the date of grant, the exercise price for any of such options which have not been exercised at the end of the ten year term of such option, shall become zero and the options will be exercised and the shares will be conveyed to the respective optionees. The exercise price for any of such options exercised prior to the end of such ten-year term shall be $13.50 per share, the market price of the common stock on the date of grant. In connection with this grant, as of December 31, 1999, the Company had recorded deferred compensation totaling $1,093,000. Such deferred compensation is being amortized over the seven year service period required for these options to vest. The unamortized balance related to this grant at December 31, 1999 was $805,000.

     The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company will continue to account for its stock option plans in accordance with the provisions of APB 25, "Accounting for Stock Issued to Employees."

     The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1999:

                               Weighted
                                Average   Weighted             Weighted
                               Remaining   Average              Average
     Range of        Number   Contractual Exercise    Number   Exercise
 Exercise Prices  Outstanding Life (Yrs.)   Price  Exercisable   Price
----------------- ----------- ----------- -------- ----------- --------
Less than $6.49..      61,425         2.9   $5.45      61,425    $5.45
$6.50-$9.99......   1,121,971         3.9    6.57   1,119,871     6.56
$10.00-$19.99....   2,030,362         8.1   16.20     702,062    16.55
$20.00-$34.88....     726,046         6.1   25.01     536,364    25.34
                  -----------                      -----------
                    3,939,804                        2,419,722
                  ===========                      ===========


Restricted Stock
----------------

     As of December 31,1999, 137,625 shares of restricted stock were held by certain employees. The original December 31, 1998 grant stipulated that if the stock price closed at $45.00 per share within four years from date of grant the restriction will be removed and the individual will be able to trade the stock with no cost to the employee. If the stock price does not reach $45.00 the shares will be forfeited. In connection with this grant, the Company has recorded $2,408,000 of deferred compensation within stockholders' equity.

     On February 18, 2000, Neurogen stock closed the trading day at 47.25, thereby removing the restriction and vesting the stock immediately. A charge to income for all shares at $47.25 per share will be recorded in the first quarter of 2000.

Warrants
--------

     As of December 31, 1999, the Company had a total of 36,266 warrants outstanding issuable for shares of common stock at $2.55 per share. Such warrants were issued to a prior lessor in connection with a sale and lease back of certain of the Company's furniture and equipment and will expire in the year 2001.

     In February 1995, the Board of Directors approved the conversion of 112,000 warrants granted to the Company's scientific advisory board at $6.50 per share to options under the 1993 Omnibus Incentive Plan. The new options have substantially the same terms as the warrants which they replaced and are included in the table above as options granted.

     As of December 31, 1999 compensation cost has not been recognized for the stock option plans, except as noted above for 66,250 options granted at year-end 1997. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands):

                                                  1999          1998         1997
                                              -------------   --------     --------
Net loss as reported.........................  $(14,618)    $  (9,458)      $  (257)
Net loss pro forma...........................   (20,384)      (15,971)       (6,613)
Diluted loss per share as reported...........     (1.00)         (.66)         (.02)
Diluted loss per share-pro forma.............     (1.40)        (1.11)         (.46)

     The estimated fair value at the date of grant for options  granted in 1999,
1998  and  1997  was  $9.09  $10.15  and  $9.07,   respectively,   using  the
Black-Scholes model with the following weighted average assumptions:

                                1999     1998    1997
                              -------  ------  -------
Expected life...............       5       5        5
Interest rate...............     6.2%    4.6%    5.75%
Volatility..................      68%     66%      65%

     As additional options are expected to be granted in future years and the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

     The Company has reserved 5,229,904 shares of common stock for the exercise of options, restricted stock and warrants.

6.   INCOME TAXES

     The difference between the Company's "expected" tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before provision for income taxes, and actual tax is reconciled below (in thousands):

                                                                 1999      1998      1997
                                                               --------- --------- ---------
Expected tax benefit at 34%...................................  $(4,919) $(3,216)  $  (87)
State tax benefit net of federal benefit......................     (762)    (593)     (20)
Change in valuation allowance ................................    6,840    3,993      100
R & D credit..................................................   (1,421)      -        -
Disqualifying stock dispositions..............................     (326)    (342)      -
Expiring loss carry forward...................................      346      148       -
State tax rate change ........................................      240       -        -
Other.........................................................        2       10        7
                                                               --------- --------- ---------
                                                                  $  -     $  -      $ -
                                                               ========= ========= =========


     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below (in thousands):

                                               1999      1998
                                             ---------  ---------
DEFERRED TAX ASSETS:
Federal tax operating loss carryforwards..    $12,618    $8,256
State tax operating loss carryforwards....      1,270     1,239
Research & development credit carryover...      3,503     2,084
Alternative minimum tax credit carryover..        362       362
Deferred revenue..........................        974         -
Other ....................................        317       283
                                             ---------  ---------
Gross deferred asset......................     19,044    12,224
Valuation allowance.......................    (18,165)  (11,325)
                                             ---------  ---------
Net deferred asset........................        879       899
DEFERRED TAX LIABILITY:
Depreciation..............................       (879)     (899)
                                             ---------  ---------
Net asset/liability.......................     $   -     $   -
                                             =========  =========

     The valuation allowance changed by $6,840,000 during 1999 due primarily to the increase in net operating loss and research and development tax credit carry forwards. The Company has provided a valuation allowance for the full amount of the net deferred tax asset, since management has not determined that these future benefits will more likely than not be realized as of December 31, 1999.

     Any  subsequently   recognized  tax  benefits  relating  to  the  valuation
allowance for deferred tax assets as of December 31, 1999 would be allocated as follows (in thousands):

Income tax provision........ $13,337
Additional paid-in-capital..   4,828
                             -------
                             $18,165
                             =======

     As of December 31, 1999, the Company had approximately $37,111,000 and $2,755,000 of net operating loss carryforwards and research and development credits, respectively, available for federal income tax purposes which expire in the years 2004 through 2019. The Company also had approximately $25,650,000 and $748,000 of Connecticut state tax operating loss carryforwards and research and development credits, respectively, as of December 31, 1999 which expire in the years 2000 through 2014. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

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

8.   BENEFIT PLANS

     The Company maintains a 401(k) Plan under which all of the Company's employees are eligible to participate. Each year the Company may, but is not required to, make a discretionary matching contribution to the Plan. Effective January 1, 1998, the Company increased the match on employee contributions to 100% of up to 6% of an employee's salary. One third of the match is made in cash and two thirds of the match is made in company stock. Contributions to the 401(k) plan totaled approximately $531,000 in 1999, $432,000 in 1998 and $111,000 in 1997.

     The Company has made loans to certain officers and employees subject to various compensation agreements. The loans will be forgiven and recognized as compensation expense ratably over service periods of five to seven years. The amount of loans outstanding at December 31, 1999 was $379,000, of which $125,000 was short-term.

9.   SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made interest payments of approximately $30,000 in 1999, $17,000 in 1998 and $36,000 in 1997. The Company made no income tax payments in 1999, 1998 and 1997.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and
Stockholders of Neurogen Corporation

     In our opinion, the accompanying consolidated balance sheets as of December 31, 1999 and 1998 and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Neurogen Corporation and its subsidiary at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company as of December 31, 1997 and for the year then ended were audited by other independent accountants whose report dated February 13, 1998 expressed an unqualified opinion on those statements.

                                                   PRICEWATERHOUSECOOPERS LLP


Hartford, Connecticut
February 18, 2000

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Neurogen Corporation

     We have audited the statements of operations, stockholders' equity and cash flows of Neurogen Corporation for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Neurogen Corporation, for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information relating to directors and executive officers of the Company, reference is made to pages 4 through 7 and 10 through 13 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 19, 2000, which information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     For information relating to executive compensation, reference is made to pages 10 through 13 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 19, 2000, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information relating to the security ownership of certain beneficial owners and management, reference is made to pages 8 and 9 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 19, 2000, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information relating to certain relationships and related transactions, reference is made to page 7 and pages 10 through 13 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 19, 2000, which information is incorporated herein by reference.

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

10.8 - Employment Contract between the Company and John F. Tallman, dated as of December 1, 1993 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarterly period ended September 30,
          1994).

10.28 - Employment Contract between the Company and Alan J. Hutchison, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).

10.29 - Employment Contract between the Company and Stephen R. Davis, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).

10.30 - Employment Contract between the Company and Kenneth R. Shaw, dated as of December 1, 1999 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).



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

10.27 - Technology agreement between the Company and Pfizer Inc, dated as of June 15, 1999 (CONFIDENTIAL TREATMENT REQUEST) (Incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarterly period ended June 30, 1999).

10.28 - Employment Contract between the Company and Alan J. Hutchison, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).


10.29 - Employment Contract between the Company and Stephen R. Davis, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).

10.30 - Employment Contract between the Company and Kenneth R. Shaw, dated as of December 1, 1999 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).



16      - Letter re Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Company's Form 8-K dated December 17, 1998.

21.1    - Subsidiary of the registrant.

23.1    - Consent of Price Waterhouse Coopers LLP, Independent Auditors.

23.2    - Consent of Ernst & Young LLP, Independent Auditors.

24.1 - Powers of Attorney of Frank C. Carlucci, Robert H. Roth, John Simon, John F. Tallman, Robert M. Gardiner, Robert N. Butler, Jeffrey J. Collinson, Suzanne Woolsey, Mark Novitch and Barry M. Bloom.

27      - Financial Data Schedule.

99.1 - Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2000 (to be filed with the Commission on or before April 30, 2000).

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


Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:


       SIGNATURE                    TITLE                              DATE
      -----------                  -------                            ------


            *
___________________________  Chairman of the Board                March 30, 2000
     Frank C. Carlucci         and Director





 /S/ HARRY H. PENNER, JR.
___________________________  President, Chief Executive           March 30, 2000
    Harry H. Penner, Jr.       Officer and Director
                               (Principal Executive
                               Officer)


             *
___________________________  Executive Vice President,            March 30, 2000
    John F. Tallman, Ph.D.     Secretary and Director



  /S/ STEPHEN R. DAVIS
___________________________  Vice President--Finance,             March 30, 2000
     Stephen R. Davis          Chief Financial Officer
                               and Treasurer (Principal
                               Financial and Accounting
                               Officer)


             *
_________________________   Director                              March 30, 2000
   Robert H. Roth, Ph.D.



             *
__________________________  Director                              March 30, 2000
   Jeffrey J. Collinson



             *
_________________________  Director                               March 30, 2000
        John Simon



             *
_________________________  Director                               March 30, 2000
     Robert M. Gardiner




             *
_________________________  Director                               March 30, 2000
  Robert N. Butler, M.D.



             *
________________________  Director                                March 30, 2000
      Suzanne Woolsey



             *
________________________  Director                                March 30, 2000
     Barry M. Bloom



             *
________________________  Director                                March 30, 2000
      Mark Novitch




________________________  Director                                March 30, 2000
      Julian Baker




________________________  Director                                March 30, 2000
      Felix Baker



 /S/ HARRY H. PENNER, JR.
*By:____________________
Harry H. Penner, Jr., Attorney-in-Fact

                                                                   EXHIBIT 10.28



                              EMPLOYMENT AGREEMENT
     This EMPLOYMENT AGREEMENT, effective as of December 1, 1997, is made by and between Neurogen Corporation, a Delaware corporation (the "Company"), with offices at 35 Northeast Industrial Road, Branford, Connecticut 06405, and Alan
J. Hutchison (the "Employee").

     WHEREAS, the Employee has been employed by the Company since 1989 and the Company and the Employee desire to enter into this Agreement to extend such employment on the terms and conditions hereinafter set forth.

     NOW, THEREFORE, the Company and the Employee agree as follows:

1. DEFINITIONS

  (a) Cause

     For purposes of this Agreement "cause" means:

     (i) the Employee's conviction for commission of a felony;

     (ii) any willful act or omission by the Employee which constitutes gross misconduct or gross negligence and which results in material economic harm to the Company;

     (iii) the Employee's willful and continuous failure to perform his duties with the Company after reasonable notice of such failure;

     (iv) the Employee's participation in any act of dishonesty intended to result in his material personal enrichment at the expense of the Company; or

     (v) the Employee's failure to substantially comply with the terms set forth in the Proprietary Information and Inventions Agreement between the Employee and the Company.

     No act, or failure to act, by the Employee shall be considered "willful" unless committed in bad faith and without a reasonable belief that the act or omission was in the Company's best interest.

  (b) Good Reason

     For purposes of this Agreement "good reason" means and shall be deemed to exist if, without the prior written consent of the Employee,

     (i) the Company permanently relocates its principal offices more than thirty (30) miles from its current offices located in Branford, Connecticut;

     (ii) the Employee (a) is assigned duties and/or responsibilities which are inconsistent in any material respect with the nature and scope of the duties and responsibilities typically associated with the Employee's title or position, as set forth and described in Section 3 of this Agreement, or (b) suffers a material reduction in his duties, responsibilities or effective authority as a result of any action or inaction on the part of the Company typically associated with his title and position as set forth and described in Section 3 of this Agreement;

     (iii) the Employee's rate of Base Salary (as hereinafter defined) is materially decreased by the Company, and/or the Employee's benefits under the Company's employee benefit plans or programs are in the aggregate materially decreased as compared to such benefits maintained by the Company on the date of this Agreement;

     (iv) the Company fails to obtain the full assumption of this Agreement by a successor entity in accordance with Section 12(b) of this Agreement; or

     (v) the Board of Directors of the Company (the "Board") or the Company's stockholders, either or both, as may be required to authorize the same, shall approve any liquidation or dissolution of the Company, or the sale of all or substantially all of the assets of the Company.

2. TERM

     The term of Employee's employment under this Agreement shall, unless earlier terminated under Section 7 herein or extended as hereinafter provided, be for a period commencing as of December 1, 1997 (the "Commencement Date") and terminating on November 30, 1999, subject to the terms and conditions contained in this Agreement (the "Employment Period"). The Employment Period shall automatically be extended, commencing on December 1, 1999 and thereafter on the relevant alternate anniversary of the Commencement Date, for successive two (2) year periods unless, not later than three (3) months prior to December 1, 1999 or any such anniversary, either party to this Agreement shall give written notice to the other that such party does not wish to extend or further extend the Employment Period beyond its then already automatically extended term, if any.

3. DUTIES AND SERVICES

     During the Employment Period, the Employee shall be employed as a Senior Vice President of the Company. In such position, the Employee shall have the duties, responsibilities and authority normally associated with, or otherwise appropriate to, the offices and positions of a Senior Vice President of a corporation. In the performance of his duties and responsibilities as Senior Vice President, the Employee shall report only to the chief scientific officer of the Company. During the Employment Period, the Employee shall devote substantially all of his business time, during normal business hours, to the business and affairs of the Company and the Employee shall use his best efforts to perform faithfully and efficiently the duties and responsibilities contemplated by this Agreement; provided, however, the Employee may manage his personal, financial and legal affairs and engage in any activities of a volunteer, civic or business nature, as long as such activities do not materially interfere with Employee's responsibilities as a Senior Vice President.

4. COMPENSATION AND OTHER BENEFITS

  (a) Salary

     As compensation for the Employee's services under this Agreement, beginning the Commencement Date and until the termination of the Employment Period, the Employee shall be paid by the Company a base salary of $215,000 per annum, payable in equal semi-monthly installments in accordance with the Company's normal payroll practices, which base salary may be increased but not decreased during the Employment Period by the Board in its sole discretion (the "Base Salary"). Such increased Base Salary shall then constitute the "Base Salary" for purposes of this Agreement.

  (b) Annual Bonus

     In addition to the Base Salary, the Employee is eligible to receive, subject to certain objective and/or subjective performance goals set by the President and Chief Executive Officer, such annual bonuses during the Employment Period as the Board may approve.

  (c) Benefits

     During the Employment Period, the Employee shall be eligible to participate in all employee pension and incentive benefit plans and programs maintained from time to time by the Company for the benefit of senior executives. During the Employment Period, the Employee, Employee's spouse, if any, and their eligible dependents, if any, shall be eligible to participate in and be covered under all the employee and dependent health and welfare benefit plans or programs maintained from time to time by the Company.

5. NON-COMPETITION

     During the Employment Period and, if the Employee's employment hereunder is terminated by the Company for cause or if the Employee terminates his employment with the Company without good reason, for one year after the date of any such termination of employment, the Employee agrees that, without the prior express written consent of the Company, he shall not, directly or indirectly, for his own benefit or for, with or through any other person, firm, partnership, corporation or other entity or individual (other than the Company) as or in the capacity of an owner, shareholder, employee, consultant, director, officer, trustee, partner, agent, independent contractor and/or in any other representative capacity or otherwise, (i) in or with respect to the United States of America, engage in, or assist any individual or entity in engaging in, the discovery and/or development of therapeutic, diagnostic or prophylactic products or services which at the time of such termination are under active clinical or pre-clinical development or have been developed by the Company and which the Company has not abandoned or (ii) solicit the services of any employee of the Company or attempt to induce any such employee or any consultant to the Company to leave the employ of the Company (except when such acts are performed in good faith by the Employee on behalf of the Company). Notwithstanding the above, the Employee shall at all times be permitted to own not more than 1% of the outstanding common stock of any corporation, if such stock is listed on a national securities exchange, is reported on the NASDAQ System, or is regularity traded in the over-thecounter market by a member of a national securities exchange.

This provision shall not prevent or prohibit Employee from being employed by an academic institution during such one-year period, provided that Employee does not violate the terms of Section 6 hereof and does not render advice concerning the products or services described in clause (i) above.

6. CONFIDENTIAL INFORMATION

         The Employee agrees to substantially comply with the terms set forth in the Proprietary Information and Inventions Agreement between the Employee and the Company, a copy of which is attached hereto as Exhibit A and incorporated by reference herein.

7.       TERMINATION

 (a) Termination by the Company for Cause

     The Company may terminate the Employee's employment hereunder for cause. If the Company terminates the Employee's employment hereunder for cause, the Employment Period shall end and the Employee shall only be entitled to any Base Salary accrued or annual bonus awarded and earned but not yet paid as of the date of termination of the Employee's employment with the Company.

     If the Employee's employment is to be terminated for cause, the Company shall give written notice of such termination to the Employee. Such notice shall specify the particular act or acts, or failure to act, which is or are the basis for the decision to so terminate the Employee's employment for cause.

 (b) Termination Without Cause or Termination For Good Reason

     The Company may terminate the Employee's employment hereunder without cause and the Employee may terminate his employment hereunder for good reason. If the Company terminates the Employee's employment hereunder without cause, or if the Employee terminates his employment hereunder for good reason, the Employment Period shall end and the Employee shall only be entitled to (i) any Base Salary accrued or annual bonus awarded and earned but not yet paid as of the actual date of termination of the Employee's employment with the Company; (ii) a lump sum payment in an amount equal to the Employee's annual Base Salary as provided in Section 4(a) above; (iii) continuation of the health and welfare benefits of the Employee, as set forth in Section 4(c) above, or the economic equivalent thereof, at the same cost and level in effect on the date of termination of the Employee's employment with the Company for one (1) year after such date of termination; and (iv) the right to exercise immediately any stock options granted to the Employee which would become exercisable on or before the December 1 immediately following the date of termination of the Employee's employment with the Company.

     If the Employee's employment is to be terminated without cause, the Company shall give the Employee thirty (30) days prior written notice of its intent to so terminate the Employee's employment. If the Employee intends to terminate his employment for good reason, the Employee agrees to give the Company at least thirty (30) days prior written notice.

 (c) Termination Due to Death or Disabilitv

     The Company may terminate the Employee's employment hereunder due to the Employee's inability to render, for a period of three consecutive months, services hereunder by reason of permanent disability, as determined by the written medical opinion of an independent medical physician selected in good faith by the Company ("Disability"). In the event of the Employee's death or a termination of the Employee's employment by the Company due to Disability, the Employment Period shall end and the Employee, his estate or his legal representative, as the case may be, shall only be entitled to (i) (a) any Base Salary accrued or annual bonus awarded and earned but not yet paid as of the actual date of termination of the Employee's employment with the Company, and
(b) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs of the Company; and (ii) in the case of Disability, (a) continuation of payment of the Employee's Base Salary, as set forth in Section 4(a) above, until the Employee commences to receive payments under the Company's longterm disability plan, (b) continuation of the health and welfare benefits of the Employee, as set forth in
Section 4(c) above, or the economic equivalent thereof, at the same cost and level in effect on the date of termination for one (1) year after the date of termination and (c) the right to exercise immediately that proportion (rounded up to the nearest whole number) of the stock options granted to the Employee which would become exercisable on or before the December 1 immediately following the date of termination of the Employee's employment with the Company due to Disability which is equal to the number of days worked by the Employee from, but excluding, the December 1 immediately preceding such termination date to, and including, such termination date divided by 365 days.

 (d) Voluntary Termination

     The Employee may effect a Voluntary Termination of his employment with the Company hereunder. A "Voluntary Termination" shall mean a termination of employment by the Employee on his own initiative other than a termination due to death or Disability or a termination for good reason. A Voluntary Termination shall not be, and shall not be deemed to be, a breach of this Agreement and shall result in the end of the Employment Period and only entitle the Employee to all of the rights and benefits which the Employee would be entitled in the event of a termination of the Employee's employment by the Company for cause. If the Employee intends to effect a Voluntary Termination hereunder, the Employee agrees to give the Company at least thirty (30) days prior written notice thereof.

 (e) Termination bv the Company at End of Employment Period

     Notwithstanding any provision of this Agreement to the contrary, if (a) the Employment Period (i) is not terminated early under Sections 7(a), 7(b), 7(c) or 7(d) above and (ii) the Company provides written notice to the Employee, pursuant to Section 2 above, that it does not wish to extend or further extend the Employment Period, and (b) the Employee's employment with the Company is subsequently terminated at the end of the Employment Period, the Employee shall be entitled to (x) continuation of payment of the Employee's Base Salary, as provided in Section 4(a) above, as of the date of termination of the Employee's employment with the Company for a period equal to (1) one year less the number of days notice given by the Company to the Employee that it does not wish to extend or further extend the Employment Period (such notice period shall be deemed to commence as of the date of such written notice by the Company); (y) continuation of the health and welfare benefits of the Employee, as set forth in 4(c) above, or the economic equivalent thereof, at the same cost and level in effect on the date of termination of the Employee's employment with the Company for one (1) year after such termination; and (z) the right to exercise immediately any stock options granted to the Employee which would become exercisable on or before the December 1 immediately following the date on which the one (1) year period referred to the preceding subclause (x) ends; provided, however, that the severance payment by the Company to the Employee under subclause (x) of this Section 7(e) shall be offset on a dollar for dollar basis by any cash, or the fair market value of any non-cash, remuneration, benefit or other entitlement earned, received or receivable by the Employee in connection with the employment of such Employee in any capacity, other than dividends, interest income or other passive investment income earned as a result of an interest in a business or entity of which the Employee owns less than 2% of the beneficial ownership. If the Employee shall be entitled to any such severance payment from the Company after the termination of the Employment Period, the Employee shall have the obligation to notify the Company of any employment, consultation or other activity which may involve any remuneration, benefits or other entitlements as described above, and as to which the Company may be entitled to an offset.

8. SURVIVAL

     The rights and obligations of the parties hereunder shall survive the termination of the Employee's employment hereunder and the termination of this Agreement to the extent necessary to the intended preservation of such rights and obligations.

9. WHOLE AGREEMENT AND MODIFICATION

     This Agreement sets forth the entire agreement and understanding of the parties with respect to the subject matter contained herein, and supersedes all prior and existing agreements, whether written or oral, between them concerning the subject matter contained herein. This Agreement may be modified only by a written agreement executed by each party to this Agreement.

10. NOTICES

     Any notice or other communication required or permitted to be given under this Agreement shall be in writing and shall be mailed by certified mail, return receipt requested, or delivered against receipt to the party to whom it is to be given at the address of such party set forth above or to such other address as the party shall have furnished in writing in accordance with this provision. Notice to the estate of the Employee shall be sufficient if addressed to the Employee in accordance with this provision. Any notice or other communication given by certified mail shall be deemed given three (3) days after posting. However, a notice changing a party's address shall be deemed given at the time of the receipt of the notice.

11. WAIVER

     Any waiver by either party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing, signed by the party giving such waiver.

12. SUCCESSORS

 (a) Effect on Emplovee

     This Agreement is personal to the Employee and, without the prior express written consent of the Company, shall not be assignable by the Employee, except that the Employee's rights to receive any compensation or benefits under this Agreement may be transferred or disposed of pursuant to testamentary disposition, intestate succession or pursuant to a domestic relations order of a court of competent jurisdiction. This Agreement shall inure to the benefit of and be enforceable by the Employee's heirs, beneficiaries and/or legal representatives.

 (b)      Effect on company

     This Agreement shall inure to the benefit of and be binding on the Company and its successors and assigns. The Company shall reasonably require any successor to all or substantially all of the business and/or assets of the Company, whether direct or indirect, by purchase, merger, consolidation, acquisition of stock, or otherwise, by an agreement in form and substance reasonably satisfactory to the Employee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Company would be required to perform if no such succession had taken place.

13. NO THIRD PARTY BENEFICIARIES

     This Agreement does not create, and shall not be construed as creating, any rights enforceable by any person not a party to this Agreement except as provided in Section 12 of this Agreement.

14. COUNTERPARTS

     This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

15. GOVERNING LAW

     This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to the principles of conflict of laws thereof.

16. SEVERABILITY

     The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

17. NO VIOLATION OF OUTSTANDING AGREEMENT(S)

     Employee hereby warrants that the execution of this Agreement and the performance of his duties hereunder do not and will not violate any agreement with any other person or entity.

     IN WITNESS WHEREOF, the parties have duly executed this Agreement which shall be effective as of the effective date noted above.

                              NEUROGEN CORPORATION



                           By:/s/HARRY H. PENNER, JR.
                           __________________________
                              Harry H. Penner, Jr.
                     President and Chief Executive Officer:



                                                       /s/ALAN J. HUTCHINSON
                                                      --------------------------
                                                      Alan J. Hutchison

                                                                   EXHIBIT 10.29


                              EMPLOYMENT AGREEMENT

     This EMPLOYMENT AGREEMENT, effective as of December 1, 1997, is made by and between Neurogen Corporation, a Delaware corporation (the "Company"), with offices at 35 Northeast Industrial Road, Branford, Connecticut 06405, and Stephen R. Davis (the "Employee").

     WHEREAS, the Employee has been employed by the Company since 1994 and the Company and the Employee desire to enter into this Agreement to extend such employment on the terms and conditions hereinafter set forth.

     NOW, THEREFORE, the Company and the Employee agree as follows:

1. DEFINITIONS
   (a) Cause

     For purposes of this Agreement "cause" means:

     (i) the Employee's conviction for commission of a felony;

     (ii) any willful act or omission by the Employee which constitutes gross misconduct or gross negligence and which results in material economic harm to the Company;

     (iii) the Employee's willful and continuous failure to perform his duties with the Company after reasonable notice of such failure;

     (iv) the Employee's participation in any act of dishonesty intended to result in his material personal enrichment at the expense of the Company; or

     (v) the Employee's failure to substantially comply with the terms set forth in the Proprietary Information and Inventions Agreement between the Employee and the Company.

     No act, or failure to act, by the Employee shall be considered "willful" unless committed in bad faith and without a reasonable belief that the act or omission was in the Company's best interest.

  (b) Good Reason

     For purposes of this Agreement "good reason" means and shall be deemed to exist if, without the prior written consent of the Employee,

     (i) the Company permanently relocates its principal offices more than thirty (30) miles from its current offices located in Branford, Connecticut;

     (ii) the Employee (a) is assigned duties and/or responsibilities which are inconsistent in any material respect with the nature and scope of the duties and responsibilities typically associated with the Employee's title or position, as set forth and described in Section 3 of this Agreement, or (b) suffers a material reduction in his duties, responsibilities or effective authority as a result of any action or inaction on the part of the Company typically associated with his title and position as set forth and described in Section 3 of this Agreement;

     (iii) the Employee's rate of Base Salary (as hereinafter defined) is materially decreased by the Company, and/or the Employee's benefits under the Company's employee benefit plans or programs are in the aggregate materially decreased as compared to such benefits maintained by the Company on the date of this Agreement;

     (iv) the Company fails to obtain the full assumption of this Agreement by a successor entity in accordance with Section 12(b) of this Agreement; or

     (v) the Board of Directors of the Company (the "Board") or the Company's stockholders, either or both, as may be required to authorize the same, shall approve any liquidation or dissolution of the Company, or the sale of all or substantially all of the assets of the Company

 2. TERM

     The term of Employee's employment under this Agreement shall, unless earlier terminated under Section 7 herein or extended as hereinafter provided, be for a period commencing as of December 1, 1997 (the "Commencement Date") and terminating on November 30, 1999, subject to the terms and conditions contained in this Agreement (the "Employment Period"). The Employment Period shall automatically be extended, commencing on December 1, 1999 and thereafter on the relevant alternate anniversary of the Commencement Date, for successive two (2) year periods unless, not later than three (3) months prior to December 1, 1999 or any such anniversary, either party to this Agreement shall give written notice to the other that such party does not wish to extend or further extend the Employment Period beyond its then already automatically extended term, if any.

 3. DUTIES AND SERVICES

     During the Employment Period, the Employee shall be employed as a Senior Vice President of the Company. In such position, the Employee shall have the duties, responsibilities and authority normally associated with, or otherwise appropriate to, the offices and positions of a Senior Vice President of a corporation. In the performance of his duties and responsibilities as Senior
Vice President the Employee shall report only to the President and Chief Executive Officer of the Company. During the Employment Period, the Employee shall devote substantially all of his business time, during normal business hours, to the business and affairs of the Company and the Employee shall use his best efforts to perform faithfully and efficiently the duties and responsibilities contemplated by this Agreement; provided, however, the Employee may manage his personal, financial and legal affairs and engage in any activities of a volunteer, civic or business nature, as long as such activities do not materially interfere with Employee's responsibilities as a Senior Vice President.

 4. COMPENSATION AND OTHER BENEFITS

  (a) Salary

     As compensation for the Employee's services under this Agreement, beginning the Commencement Date and until the termination of the Employment Period, the Employee shall be paid by the Company a base salary of $180,000 per annum, payable in equal semi-monthly installments in accordance with the Company's normal payroll practices, which base salary may be increased but not decreased during the Employment Period by the Board in its sole discretion (the "Base Salary"). Such increased Base Salary shall then constitute the "Base Salary" for purposes of this Agreement.

  (b) Annual Bonus

     In addition to the Base Salary, the Employee is eligible to receive, subject to certain objective and/or subjective performance goals set by the President and Chief Executive Officer, such annual bonuses during the Employment Period as the Board may approve.

 (c) Benefits

     During the Employment Period, the Employee shall be eligible to participate in all employee pension and incentive benefit plans and programs maintained from time to time by the Company for the benefit of senior executives. During the Employment Period, the Employee, Employee's spouse, if any, and their eligible dependents, if any, shall be eligible to participate in and be covered under all the employee and dependent health and welfare benefit plans or programs maintained from time to time by the Company.

5. NON-COMPETITION

     During the Employment Period and, if the Employee's employment hereunder is terminated by the Company for cause or if the Employee terminates his employment with the Company without good reason, for one year after the date of any such termination of employment, the Employee agrees that, without the prior express written consent of the Company, he shall not, directly or indirectly, for his own benefit or for, with or through any other person, firm, partnership, corporation or other entity or individual (other than the Company) as or in the capacity of an owner, shareholder, employee, consultant, director, officer, trustee, partner, agent, independent contractor and/or in any other representative capacity or otherwise, (i) in or with respect to the United States of America, engage in, or assist any individual or entity in engaging in, the discovery and/or development of therapeutic, diagnostic or prophylactic products or services which at the time of such termination are under active clinical or pre-clinical development or have been developed by the Company and which the Company has not abandoned or (ii) solicit the services of any employee of the Company or attempt to induce any such employee or any consultant to the Company to leave the employ of the Company (except when such acts are performed in good faith by the Employee on behalf of the Company). Notwithstanding the above, the Employee shall at all times be permitted to own not more than 1% of the outstanding common stock of any corporation, if such stock is listed on a national securities exchange, is reported on the NASDAQ System, or is regularity traded in the over-thecounter market by a member of a national securities exchange.

This provision shall not prevent or prohibit Employee from being employed by an academic institution during such one-year period, provided that Employee does not violate the terms of Section 6 hereof and does not render advice concerning the products or services described in clause (i) above.

6. CONFIDENTIAL INFORMATION

     The Employee agrees to substantially comply with the terms set forth in the Proprietary Information and Inventions Agreement between the Employee and the Company, a copy of which is attached hereto as Exhibit A and incorporated by reference herein.

7. TERMINATION

(a) Termination by the Company for Cause

     The Company may terminate the Employee's employment hereunder for cause. If the Company terminates the Employee's employment hereunder for cause, the Employment Period shall end and the Employee shall only be entitled to any Base Salary accrued or annual bonus awarded and earned but not yet paid as of the date of termination of the Employee's employment with the Company.

     If the Employee's employment is to be terminated for cause, the Company shall give written notice of such termination to the Employee. Such notice shall specify the particular act or acts, or failure to act, which is or are the basis for the decision to so terminate the Employee's employment for cause.

(b) Termination Without Cause or Termination For Good Reason

     The Company may terminate the Employee's employment hereunder without cause and the Employee may terminate his employment hereunder for good reason. If the Company terminates the Employee's employment hereunder without cause, or if the Employee terminates his employment hereunder for good reason, the Employment Period shall end and the Employee shall only be entitled to (i) any Base Salary accrued or annual bonus awarded and earned but not yet paid as of the actual date of termination of the Employee's employment with the Company; (ii) a lump sum payment in an amount equal to the Employee's annual Base Salary as provided in Section 4(a) above; (iii) continuation of the health and welfare benefits of the Employee, as set forth in Section 4(c) above, or the economic equivalent thereof, at the same cost and level in effect on the date of termination of the Employee's employment with the Company for one (1) year after such date of termination; and (iv) the right to exercise immediately any stock options granted to the Employee which would become exercisable on or before the December 1 immediately following the date of termination of the Employee's employment with the Company.

     If the Employee's employment is to be terminated without cause, the Company shall give the Employee thirty (30) days prior written notice of its intent to so terminate the Employee's employment. If the Employee intends to terminate his employment for good reason, the Employee agrees to give the Company at least thirty (30) days prior written notice.

 (c) Termination Due to Death or Disabilitv

     The Company may terminate the Employee's employment hereunder due to the Employee's inability to render, for a period of three consecutive months, services hereunder by reason of permanent disability, as determined by the written medical opinion of an independent medical physician selected in good faith by the Company ("Disability"). In the event of the Employee's death or a termination of the Employee's employment by the Company due to Disability, the Employment Period shall end and the Employee, his estate or his legal representative, as the case may be, shall only be entitled to (i) (a) any Base Salary accrued or annual bonus awarded and earned but not yet paid as of the actual date of termination of the Employee's employment with the Company, and
(b) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs of the Company; and (ii) in the case of Disability, (a) continuation of payment of the Employee's Base Salary, as set forth in Section 4(a) above, until the Employee commences to receive payments under the Company's longterm disability plan, (b) continuation of the health and welfare benefits of the Employee, as set forth in
Section 4(c) above, or the economic equivalent thereof, at the same cost and level in effect on the date of termination for one (1) year after the date of termination and (c) the right to exercise immediately that proportion (rounded up to the nearest whole number) of the stock options granted to the Employee which would become exercisable on or before the December 1 immediately following the date of termination of the Employee's employment with the Company due to Disability which is equal to the number of days worked by the Employee from, but excluding, the December 1 immediately preceding such termination date to, and including, such termination date divided by 365 days.

 (d) Voluntary Termination

     The Employee may effect a Voluntary Termination of his employment with the Company hereunder. A "Voluntary Termination" shall mean a termination of employment by the Employee on his own initiative other than a termination due to death or Disability or a termination for good reason. A Voluntary Termination shall not be, and shall not be deemed to be, a breach of this Agreement and shall result in the end of the Employment Period and only entitle the Employee to all of the rights and benefits which the Employee would be entitled in the event of a termination of the Employee's employment by the Company for cause. If the Employee intends to effect a Voluntary Termination hereunder, the Employee agrees to give the Company at least thirty (30) days prior written notice thereof.

 (e) Termination bv the Company at End of Employment Period

     Notwithstanding any provision of this Agreement to the contrary, if (a) the Employment Period (i) is not terminated early under Sections 7(a), 7(b), 7(c) or 7(d) above and (ii) the Company provides written notice to the Employee, pursuant to Section 2 above, that it does not wish to extend or further extend the Employment Period, and (b) the Employee's employment with the Company is subsequently terminated at the end of the Employment Period, the Employee shall be entitled to (x) continuation of payment of the Employee's Base Salary, as provided in Section 4(a) above, as of the date of termination of the Employee's employment with the Company for a period equal to (1) one year less the number of days notice given by the Company to the Employee that it does not wish to extend or further extend the Employment Period (such notice period shall be deemed to commence as of the date of such written notice by the Company); (y) continuation of the health and welfare benefits of the Employee, as set forth in 4(c) above, or the economic equivalent thereof, at the same cost and level in effect on the date of termination of the Employee's employment with the Company for one (1) year after such termination; and (z) the right to exercise immediately any stock options granted to the Employee which would become exercisable on or before the December 1 immediately following the date on which the one (1) year period referred to the preceding subclause (x) ends; provided, however, that the severance payment by the Company to the Employee under subclause (x) of this Section 7(e) shall be offset on a dollar for dollar basis by any cash, or the fair market value of any non-cash, remuneration, benefit or other entitlement earned, received or receivable by the Employee in connection with the employment of such Employee in any capacity, other than dividends, interest income or other passive investment income earned as a result of an interest in a business or entity of which the Employee owns less than 2% of the beneficial ownership. If the Employee shall be entitled to any such severance payment from the Company after the termination of the Employment Period, the Employee shall have the obligation to notify the Company of any employment, consultation or other activity which may involve any remuneration, benefits or other entitlements as described above, and as to which the Company may be entitled to an offset.

8. SURVIVAL

     The rights and obligations of the parties hereunder shall survive the termination of the Employee's employment hereunder and the termination of this Agreement to the extent necessary to the intended preservation of such rights and obligations.

9. WHOLE AGREEMENT AND MODIFICATION

     This Agreement sets forth the entire agreement and understanding of the parties with respect to the subject matter contained herein, and supersedes all prior and existing agreements, whether written or oral, between them concerning the subject matter contained herein. This Agreement may be modified only by a written agreement executed by each party to this Agreement.

10. NOTICES

     Any notice or other communication required or permitted to be given under this Agreement shall be in writing and shall be mailed by certified mail, return receipt requested, or delivered against receipt to the party to whom it is to be given at the address of such party set forth above or to such other address as the party shall have furnished in writing in accordance with this provision. Notice to the estate of the Employee shall be sufficient if addressed to the Employee in accordance with this provision. Any notice or other communication given by certified mail shall be deemed given three (3) days after posting. However, a notice changing a party's address shall be deemed given at the time of the receipt of the notice.

11. WAIVER

     Any waiver by either party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing, signed by the party giving such waiver.

12. SUCCESSORS

 (a) Effect on Emplovee

     This Agreement is personal to the Employee and, without the prior express written consent of the Company, shall not be assignable by the Employee, except that the Employee's rights to receive any compensation or benefits under this Agreement may be transferred or disposed of pursuant to testamentary disposition, intestate succession or pursuant to a domestic relations order of a court of competent jurisdiction. This Agreement shall inure to the benefit of and be enforceable by the Employee's heirs, beneficiaries and/or legal representatives.

 (b) Effect on company

     This Agreement shall inure to the benefit of and be binding on the Company and its successors and assigns. The Company shall reasonably require any successor to all or substantially all of the business and/or assets of the Company, whether direct or indirect, by purchase, merger, consolidation, acquisition of stock, or otherwise, by an agreement in form and substance reasonably satisfactory to the Employee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Company would be required to perform if no such succession had taken place.

13. NO THIRD PARTY BENEFICIARIES

     This Agreement does not create, and shall not be construed as creating, any rights enforceable by any person not a party to this Agreement except as provided in Section 12 of this Agreement.

14. COUNTERPARTS

     This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

15. GOVERNING LAW

     This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to the principles of conflict of laws thereof.

16. SEVERABILITY

     The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

17. NO VIOLATION OF OUTSTANDING AGREEMENT(S)

     Employee hereby warrants that the execution of this Agreement and the performance of his duties hereunder do not and will not violate any agreement with any other person or entity.

     IN WITNESS WHEREOF, the parties have duly executed this Agreement which shall be effective as of the effective date noted above.

                              NEUROGEN CORPORATION



                           By:/s/HARRY H. PENNER, JR.
                           __________________________
                              Harry H. Penner, Jr.
                     President and Chief Executive Officer:



                                                       /s/STEPHEN R. DAVIS
                                                      --------------------------
                                                      Stephen R. Davis

                                                                   EXHIBIT 10.30



                              EMPLOYMENT AGREEMENT

     This EMPLOYMENT AGREEMENT, effective as of December 1, 1999, is made by and between Neurogen Corporation, a Delaware corporation (the "Company"), with offices at 35 Northeast Industrial Road, Branford, Connecticut 06405, and Kenneth R. Shaw (the "Employee").

     WHEREAS, the Employee has been employed by the Company since 1989 and the Company and the Employee desire to enter into this Agreement to extend such employment on the terms and conditions hereinafter set forth.

     NOW, THEREFORE, the Company and the Employee agree as follows:

1. DEFINITIONS

  (a) Cause

     For purposes of this Agreement "cause" means:

     (i) the Employee's conviction for commission of a felony;

     (ii) any willful act or omission by the Employee which constitutes gross misconduct or gross negligence and which results in material economic harm to the Company;

     (iii) the Employee's willful and continuous failure to perform his duties with the Company after reasonable notice of such failure;

     (iv) the Employee's participation in any act of dishonesty intended to result in his material personal enrichment at the expense of the Company; or

     (v) the Employee's failure to substantially comply with the terms set forth in the Proprietary Information and Inventions Agreement between the Employee and the Company.

     No act, or failure to act, by the Employee shall be considered "willful" unless committed in bad faith and without a reasonable belief that the act or omission was in the Company's best interest.

  (b) Good Reason

     For purposes of this Agreement "good reason" means and shall be deemed to exist if, without the prior written consent of the Employee,

     (i) the Company permanently relocates its principal offices more than thirty (30) miles from its current offices located in Branford, Connecticut;

     (ii) the Employee (a) is assigned duties and/or responsibilities which are inconsistent in any material respect with the nature and scope of the duties and responsibilities typically associated with the Employee's title or position, as set forth and described in Section 3 of this Agreement, or (b) suffers a material reduction in his duties, responsibilities or effective authority as a result of any action or inaction on the part of the Company typically associated with his title and position as set forth and described in Section 3 of this Agreement;

     (iii) the Employee's rate of Base Salary (as hereinafter defined) is materially decreased by the Company, and/or the Employee's benefits under the Company's employee benefit plans or programs are in the aggregate materially decreased as compared to such benefits maintained by the Company on the date of this Agreement;

     (iv) the Company fails to obtain the full assumption of this Agreement by a successor entity in accordance with Section 12(b) of this Agreement; or

     (v) the Board of Directors of the Company (the "Board") or the Company's stockholders, either or both, as may be required to authorize the same, shall approve any liquidation or dissolution of the Company, or the sale of all or substantially all of the assets of the Company.

2. TERM

     The term of Employee's employment under this Agreement shall, unless earlier terminated under Section 7 herein or extended as hereinafter provided, be for a period commencing as of December 1, 1999 (the "Commencement Date") and terminating on November 30, 2001, subject to the terms and conditions contained in this Agreement (the "Employment Period"). The Employment Period shall automatically be extended, commencing on December 1, 2001 and thereafter on the relevant alternate anniversary of the Commencement Date, for successive two (2) year periods unless, not later than three (3) months prior to December 1, 2001 or any such anniversary, either party to this Agreement shall give written notice to the other that such party does not wish to extend or further extend the Employment Period beyond its then already automatically extended term, if any.

3. DUTIES AND SERVICES

     During the Employment Period, the Employee shall be employed as a Senior Vice President of the Company. In such position, the Employee shall have the duties, responsibilities and authority normally associated with, or otherwise appropriate to, the offices and positions of a Senior Vice President of a corporation. In the performance of his duties and responsibilities as, Senior Vice President, the Employee shall report only to the chief scientific officer of the Company. During the Employment Period, the Employee shall devote substantially all of his business time, during normal business hours, to the business and affairs of the Company and the Employee shall use his best efforts to perform faithfully and efficiently the duties and responsibilities contemplated by this Agreement; provided, however, the Employee may manage his personal, financial and legal affairs and engage in any activities of a volunteer, civic or business nature, as long as such activities do not materially interfere with Employee's responsibilities as Senior Vice President.

4. COMPENSATION AND OTHER BENEFITS

  (a) Salary

     As compensation for the Employee's services under this Agreement, beginning the Commencement Date and until the termination of the Employment Period, the Employee shall be paid by the Company a base salary of $216,275 per annum, payable in equal semi-monthly installments in accordance with the Company's normal payroll practices, which base salary may be increased but not decreased during the Employment Period by the Board in its sole discretion (the "Base Salary"). Such increased Base Salary shall then constitute the "Base Salary" for purposes of this Agreement.

  (b) Annual Bonus

     In addition to the Base Salary, the Employee is eligible to receive, subject to certain objective and/or subjective performance goals set by the President and Chief Executive Officer, such annual bonuses during the Employment Period as the Board may approve.

 (c) Benefits

     During the Employment Period, the Employee shall be eligible to participate in all employee pension and incentive benefit plans and programs maintained from time to time by the Company for the benefit of senior executives. During the Employment Period, the Employee, Employee's spouse, if any, and their eligible dependents, if any, shall be eligible to participate in and be covered under all the employee and dependent health and welfare benefit plans or programs maintained from time to time by the Company.

5. NON-COMPETITION

     During the Employment Period and, if the Employee's employment hereunder is terminated by the Company for cause or if the Employee terminates his employment with the Company without good reason, for one year after the date of any such termination of employment, the Employee agrees that, without the prior express written consent of the Company, he shall not, directly or indirectly, for his own benefit or for, with or through any other person, firm, partnership, corporation or other entity or individual (other than the Company) as or in the capacity of an owner, shareholder, employee, consultant, director, officer, trustee, partner, agent, independent contractor and/or in any other representative capacity or otherwise, (i) in or with respect to the United States of America, engage in, or assist any individual or entity in engaging in, the discovery and/or development of therapeutic, diagnostic or prophylactic products or services which at the time of such termination are under active clinical or pre-clinical development or have been developed by the Company and which the Company has not abandoned or (ii) solicit the services of any employee of the Company or attempt to induce any such employee or any consultant to the Company to leave the employ of the Company (except when such acts are performed in good faith by the Employee on behalf of the Company). Notwithstanding the above, the Employee shall at all times be permitted to own not more than 1% of the outstanding common stock of any corporation, if such stock is listed on a national securities exchange, is reported on the NASDAQ System, or is regularity traded in the over-thecounter market by a member of a national securities exchange.

This provision shall not prevent or prohibit Employee from being employed by an academic institution during such one-year period, provided that Employee does not violate the terms of Section 6 hereof and does not render advice concerning the products or services described in clause (i) above.

6. CONFIDENTIAL INFORMATION

     The Employee agrees to substantially comply with the terms set forth in the Proprietary Information and Inventions Agreement between the Employee and the Company, a copy of which is attached hereto as Exhibit A and incorporated by reference herein.

7. TERMINATION

(a) Termination by the Company for Cause

     The Company may terminate the Employee's employment hereunder for cause. If the Company terminates the Employee's employment hereunder for cause, the Employment Period shall end and the Employee shall only be entitled to any Base Salary accrued or annual bonus awarded and earned but not yet paid as of the date of termination of the Employee's employment with the Company.

     If the Employee's employment is to be terminated for cause, the Company shall give written notice of such termination to the Employee. Such notice shall specify the particular act or acts, or failure to act, which is or are the basis for the decision to so terminate the Employee's employment for cause.

(b) Termination Without Cause or Termination For Good Reason

    The Company may terminate the Employee's employment hereunder without cause and the Employee may terminate his employment hereunder for good reason. If the Company terminates the Employee's employment hereunder without cause, or if the Employee terminates his employment hereunder for good reason, the Employment Period shall end and the Employee shall only be entitled to (i) any Base Salary accrued or annual bonus awarded and earned but not yet paid as of the actual date of termination of the Employee's employment with the Company; (ii) a lump sum payment in an amount equal to the Employee's annual Base Salary as provided in Section 4(a) above; (iii) continuation of the health and welfare benefits of the Employee, as set forth in Section 4(c) above, or the economic equivalent thereof, at the same cost and level in effect on the date of termination of the Employee's employment with the Company for one (1) year after such date of termination; and (iv) the right to exercise immediately any stock options granted to the Employee which would become exercisable on or before the December 1 immediately following the date of termination of the Employee's employment with the Company.

     If the Employee's employment is to be terminated without cause, the Company shall give the Employee thirty (30) days prior written notice of its intent to so terminate the Employee's employment. If the Employee intends to terminate his employment for good reason, the Employee agrees to give the Company at least thirty (30) days prior written notice.

 (c) Termination Due to Death or Disability

     The Company may terminate the Employee's employment hereunder due to the Employee's inability to render, for a period of three consecutive months, services hereunder by reason of permanent disability, as determined by the written medical opinion of an independent medical physician selected in good faith by the Company ("Disability"). In the event of the Employee's death or a termination of the Employee's employment by the Company due to Disability, the Employment Period shall end and the Employee, his estate or his legal representative, as the case may be, shall only be entitled to (i) (a) any Base Salary accrued or annual bonus awarded and earned but not yet paid as of the actual date of termination of the Employee's employment with the Company, and
(b) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs of the Company; and (ii) in the case of Disability, (a) continuation of payment of the Employee's Base Salary, as set forth in Section 4(a) above, until the Employee commences to receive payments under the Company's longterm disability plan, (b) continuation of the health and welfare benefits of the Employee, as set forth in
Section 4(c) above, or the economic equivalent thereof, at the same cost and level in effect on the date of termination for one (1) year after the date of termination and (c) the right to exercise immediately that proportion (rounded up to the nearest whole number) of the stock options granted to the Employee which would become exercisable on or before the December 1 immediately following the date of termination of the Employee's employment with the Company due to Disability which is equal to the number of days worked by the Employee from, but excluding, the December 1 immediately preceding such termination date to, and including, such termination date divided by 365 days.

 (d) Voluntary Termination

     The Employee may effect a Voluntary Termination of his employment with the Company hereunder. A "Voluntary Termination" shall mean a termination of employment by the Employee on his own initiative other than a termination due to death or Disability or a termination for good reason. A Voluntary Termination shall not be, and shall not be deemed to be, a breach of this Agreement and shall result in the end of the Employment Period and only entitle the Employee to all of the rights and benefits which the Employee would be entitled in the event of a termination of the Employee's employment by the Company for cause. If the Employee intends to effect a Voluntary Termination hereunder, the Employee agrees to give the Company at least thirty (30) days prior written notice thereof.

 (e) Termination bv the Company at End of Employment Period

     Notwithstanding any provision of this Agreement to the contrary, if (a) the Employment Period (i) is not terminated early under Sections 7(a), 7(b), 7(c) or 7(d) above and (ii) the Company provides written notice to the Employee, pursuant to Section 2 above, that it does not wish to extend or further extend the Employment Period, and (b) the Employee's employment with the Company is subsequently terminated at the end of the Employment Period, the Employee shall be entitled to (x) continuation of payment of the Employee's Base Salary, as provided in Section 4(a) above, as of the date of termination of the Employee's employment with the Company for a period equal to (1) one year less the number of days notice given by the Company to the Employee that it does not wish to extend or further extend the Employment Period (such notice period shall be deemed to commence as of the date of such written notice by the Company); (y) continuation of the health and welfare benefits of the Employee, as set forth in 4(c) above, or the economic equivalent thereof, at the same cost and level in effect on the date of termination of the Employee's employment with the Company for one (1) year after such termination; and (z) the right to exercise immediately any stock options granted to the Employee which would become exercisable on or before the December 1 immediately following the date on which the one (1) year period referred to the preceding subclause (x) ends; provided, however, that the severance payment by the Company to the Employee under subclause (x) of this Section 7(e) shall be offset on a dollar for dollar basis by any cash, or the fair market value of any non-cash, remuneration, benefit or other entitlement earned, received or receivable by the Employee in connection with the employment of such Employee in any capacity, other than dividends, interest income or other passive investment income earned as a result of an interest in a business or entity of which the Employee owns less than 2% of the beneficial ownership. If the Employee shall be entitled to any such severance payment from the Company after the termination of the Employment Period, the Employee shall have the obligation to notify the Company of any employment, consultation or other activity which may involve any remuneration, benefits or other entitlements as described above, and as to which the Company may be entitled to an offset.

8. SURVIVAL

     The rights and obligations of the parties hereunder shall survive the termination of the Employee's employment hereunder and the termination of this Agreement to the extent necessary to the intended preservation of such rights and obligations.

9. WHOLE AGREEMENT AND MODIFICATION

     This Agreement sets forth the entire agreement and understanding of the parties with respect to the subject matter contained herein, and supersedes all prior and existing agreements, whether written or oral, between them concerning the subject matter contained herein. This Agreement may be modified only by a written agreement executed by each party to this Agreement.

10. NOTICES

     Any notice or other communication required or permitted to be given under this Agreement shall be in writing and shall be mailed by certified mail, return receipt requested, or delivered against receipt to the party to whom it is to be given at the address of such party set forth above or to such other address as the party shall have furnished in writing in accordance with this provision. Notice to the estate of the Employee shall be sufficient if addressed to the Employee in accordance with this provision. Any notice or other communication given by certified mail shall be deemed given three (3) days after posting. However, a notice changing a party's address shall be deemed given at the time of the receipt of the notice.

11. WAIVER

     Any waiver by either party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing, signed by the party giving such waiver.

12. SUCCESSORS

(a) Effect on Emplovee

    This Agreement is personal to the Employee and, without the prior express written consent of the Company, shall not be assignable by the Employee, except that the Employee's rights to receive any compensation or benefits under this Agreement may be transferred or disposed of pursuant to testamentary disposition, intestate succession or pursuant to a domestic relations order of a court of competent jurisdiction. This Agreement shall inure to the benefit of and be enforceable by the Employee's heirs, beneficiaries and/or legal representatives.

 (b) Effect on company

     This Agreement shall inure to the benefit of and be binding on the Company and its successors and assigns. The Company shall reasonably require any successor to all or substantially all of the business and/or assets of the Company, whether direct or indirect, by purchase, merger, consolidation, acquisition of stock, or otherwise, by an agreement in form and substance reasonably satisfactory to the Employee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Company would be required to perform if no such succession had taken place.

13. NO THIRD PARTY BENEFICIARIES

     This Agreement does not create, and shall not be construed as creating, any rights enforceable by any person not a party to this Agreement except as provided in Section 12 of this Agreement.

14. COUNTERPARTS

     This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

15. GOVERNING LAW

     This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to the principles of conflict of laws thereof.

16. SEVERABILITY

     The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

17. NO VIOLATION OF OUTSTANDING AGREEMENT(S)

     Employee hereby warrants that the execution of this Agreement and the performance of his duties hereunder do not and will not violate any agreement with any other person or entity.

     IN WITNESS WHEREOF, the parties have duly executed this Agreement which shall be effective as of the effective date noted above.

                              NEUROGEN CORPORATION



                           By:/s/HARRY H. PENNER, JR.
                           __________________________
                              Harry H. Penner, Jr.
                     President and Chief Executive Officer:



                                                       /s/KENNETH R. SHAW
                                                      --------------------------
                                                      Kenneth R. Shaw

                                                               EXHIBIT 21.1

                         Subsidiary of the Registrant

     The Registrant has one subsidiary, Neurogen Properties, LLC, which is incorporated in the state of Connecticut.

                                                               EXHIBIT 23.1

                         Consent of Independent Auditors

     We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (No. 33-43441, 33-43541 and 33-81266) pertaining to the Neurogen Stock Option Plan, the 1993 Omnibus Incentive Plan and the 1993 Non-Employee Directors Plan of Neurogen Corporation of our report dated February 18, 2000, appearing on page 54 of this form 10-K.

                                            PRICEWATERHOUSECOOPERS LLP


  Hartford, Connecticut
  March 30, 2000

                                                              EXHIBIT 23.2
                        Consent of Independent Auditors

  The Board of Directors
  Neurogen Corporation:

     We consent to the use of our report dated February 13, 1998, included in the Annual Report (Form 10-K) of Neurogen Corporation for the year ended December 31, 1997, with respect to the statements of operations, changes in stockholders' equity and cash flows of Neurogen Corporation for the year ended December 31, 1997, included in this Annual Report (Form 10-K) for the year ended December 31, 1999.

                                                       ERNST & YOUNG LLP

  Boston, Massachusetts
  March 27, 2000

                                POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1999, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2000.

                                                    /s/ FRANK C. CARLUCCI
                                                    ----------------------------
                                                       Frank C. Carlucci

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1999, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2000.

                                                    /s/ JOHN F. TALLMAN
                                                    ----------------------------
                                                       John F. Tallman

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1999, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2000.

                                                    /s/ ROBERT H. ROTH, PH.D.
                                                    ----------------------------
                                                       Robert H. Roth, Ph.D.

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1999, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2000.

                                                    /s/ JEFFREY J. COLLINSON
                                                    ----------------------------
                                                       Jeffrey J. Collinson

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1999, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2000.

                                                    /s/ JOHN SIMON
                                                    ----------------------------
                                                       John Simon

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1999, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2000.

                                                    /s/ ROBERT M. GARDINER
                                                    ----------------------------
                                                       Robert M. Gardiner

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1999, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2000.

                                                    /s/ ROBERT N BUTLER, M D
                                                    ----------------------------
                                                       Robert N. Butler, M.D.

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1999, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2000.

                                                    /s/ BARRY M. BLOOM
                                                    ----------------------------
                                                        Barry M. Bloom

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1999, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2000.

                                                    /s/ MARK NOVITCH
                                                    ----------------------------
                                                        Mark Novitch

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 1999, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2000.

                                                    /s/ SUZANNE WOOLSEY
                                                    ----------------------------
                                                        Suzanne Woolsey