Form 10-K/A
period 1999-12-31
NEUROGEN CORP
filed 2000-03-31
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K/A

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

ITEM 2. Properties

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

ITEM 3. Legal Proceedings

     We know of no material litigation or proceeding pending or threatened to which we are, or may become, a party.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

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

     Neurogen wishes to caution readers, and others to whom forward-looking statements are addressed, that any such forward-looking statements are not guarantees of future performance and that actual results may differ materially from estimates in the forward looking statements. In addition to the important factors described elsewhere in this Form 10K and the Company's other filings with the Securities and Exchange Commission, the following important factors, among others, could affect Neurogen's actual future results and could cause such results to differ materially from estimates expressed in any forward-looking statements made by, or on behalf of, Neurogen:

     o Difficulties or delays in discovery, research, development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, including without limitation any unanticipated pre-clinical or clinical delays, delays in regulatory approvals, the failure to develop follow-on candidates in a given program, the failure to attract or retain scientific and management personnel, any adverse side effects or inadequate therapeutic efficacy or inadequate drug properties which could slow or prevent product development efforts at any stage of product development by delaying or preventing clinical trials, delaying or preventing regulatory approval for commercialization or adversely affecting acceptance by the market.

     o Vigorous competition within the Company's anticipated product markets, including without limitation competition from fully-integrated pharmaceutical companies and specialty biotechnology companies and platform technology companies many or all of which may have substantially greater capabilities, experience and resources than the Company.

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

     o Risk that actual research and development costs may exceed budgeted amounts for a variety of reasons, including the uncertainty of product development in the pharmaceutical industry.

     o Inability to obtain sufficient funds through future collaborative arrangements, technology transfers, equity or debt financings or other sources to continue the operation of the Company's business which may require the Company to reduce substantially or eliminate expenditures for product development or to relinquish rights to certain of its technologies or potential products.

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

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Consolidated Balance Sheets at December 31, 1999 and 1998..................23,24

Consolidated Statements of Operations for the years ended
December 31, 1999, 1998 and 1997...........................................   25

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1999, 1998 and 1997...........................................   26

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997...........................................   27

Notes to Consolidated Financial Statements.................................   28

Report of Independent Accountants..........................................35,36

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

23.1    - Consent of Price Waterhouse Coopers LLP, Independent Auditors.

23.2    - Consent of Ernst & Young LLP, Independent Auditors.

24.1 - Powers of Attorney of Frank C. Carlucci, Robert H. Roth, John Simon, John F. Tallman, Robert M. Gardiner, Robert N. Butler, Jeffrey J. Collinson, Suzanne Woolsey, Mark Novitch, Barry M. Bloom, Julian Baker and Felix Baker.

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




             *
_________________________  Director                               March 30, 2000
  Robert N. Butler, M.D.



             *
________________________  Director                                March 30, 2000
      Suzanne Woolsey



             *
________________________  Director                                March 30, 2000
     Barry M. Bloom



             *
________________________  Director                                March 30, 2000
      Mark Novitch



             *
________________________  Director                                March 30, 2000
      Julian Baker



             *
________________________  Director                                March 30, 2000
      Felix Baker



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

                                                    /s/ JULIAN BAKER
                                                    ----------------------------
                                                        Julian Baker

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

                                                    /s/ FELIX BAKER
                                                    ----------------------------
                                                        Felix Baker