Form 10-K/A
period 1999-12-31
NEUROGEN CORP
filed 2000-05-01
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K/A-2

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The Company's Board of Directors consists of the following individuals:

Name of Nominees                     Age     Principal Occupation                                  Director Since

Felix J. Baker, Ph.D                 31      Portfolio Manager, Tisch Family Interests;            May 1999
                                             Managing member of Baker/Tisch Investments LLC.;
                                             Managing member of Baker Brothers Investments LLC.

Julian C. Baker                      33      Portfolio Manager, Tisch Family Interests;            May 1999
                                             Managing member of Baker/Tisch Investments LLC.;
                                             Managing member of Baker Brothers Investments LLC.

Barry M. Bloom, Ph.D.                71      Former Executive Vice President, Pfizer Inc           December 1993

Robert N. Butler, M.D.               73      CEO and President, International Longevity            July 1989
                                             Center. Professor of Geriatrics, Mount Sinai
                                             School of Medicine

Frank C. Carlucci                    69      Chairman of the Board, Neurogen Corporation;          February 1989
                                             Chairman, The Carlyle Group

Jeffrey J. Collinson                 58      President, Collinson Howe Venture Partners, Inc.      May 1989

Robert M. Gardiner                   77      Senior Advisor, Morgan Stanley Dean Witter            June 1989

Mark Novitch, M.D.                   67      Former Vice Chairman of the Board, The Upjohn         December 1993
                                             Company; Adjunct Professor of Health Care
                                             Sciences, George Washington University
                                             Medical Center

Harry H. Penner, Jr.                 54      President and Chief Executive Officer, Neurogen       December 1993
                                             Corporation

Robert H. Roth, Ph.D.                60      Professor of Psychiatry and Pharmacology, Yale        December 1988
                                             University

John Simon                           57      Managing Director, Allen & Company Incorporated       May 1989

John F. Tallman, Ph.D.               53      Executive Vice President, Secretary, Scientific       July 1988
                                             Director, Neurogen Corporation

Suzanne H. Woolsey, Ph.D.            58      Chief Operating Officer, National Academy of          January 1998
                                             Sciences/National Research Council







     Mr. Carlucci receives an annual fee of $50,000 for his services as Chairman of the Board. Dr. Roth receives a fee of $1,500 per month for his services as a director. Dr. Bloom receives an annual fee of $20,000 for consulting services provided to the Company. Directors of the Company receive out-of-pocket travel expenses in connection with their attendance at Board meetings. Under the Neurogen Corporation 1993 Non-Employee Directors Stock Option Program (the "Program"), each non-employee director receives an option (an "Initial Grant") to acquire 20,000 shares of Common Stock at its then-current fair market value upon such director's first election to the Board of Directors. The current non-employee directors other than Dr. Woolsey, Felix Baker and Julian Baker were granted such options on December 30, 1993 with an exercise price of $6.50, per share, the fair market value of the Common Stock on that date. Dr. Woolsey's Initial Grant was made on January 2, 1998, the effective date of her election to the Board, with an exercise price of $14.00 per share, the fair market value of the Common Stock on that date. Felix and Julian Baker's initial grants were made on May 26, 1999, the effective date of their elections to the board, with an exercise price of $11.875 per share, the fair marker value of the Common Stock on that date. Under the Program, each non-employee director receives annually an option to acquire 5,000 shares of Common Stock on the anniversary of such director's Initial Grant. The exercise price on these annual grants is equal to the fair market value of the Common Stock on such anniversary. The current non-employee directors other than Dr. Woolsey were granted such options on December 30, 1994, December 29, 1995, December 31, 1996, December 31, 1997, December 31, 1998, and December 31, 1999 with exercise prices of $6.50, $26.875, $19.25, $13.50, $17.50 and $16.50 respectively, the fair market value of the Common Stock on such dates. Dr. Woolsey, was granted such options on January 4, 1999 and January 3, 2000 with exercise prices of $17.375 and $16.375, respectively, the fair market value of the common stock on that date. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer of the Company other than Julian and Felix Baker, who are brothers.

     Based solely on its review of the forms required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that have been received by the Company, the Company believes that all filing requirements for 1999 applicable to its officers, directors and beneficial owners of greater than ten percent of its Common Stock have been complied with.

     Harry H. Penner, Jr., has been President, Chief Executive Officer and a director of Neurogen since December 1993. Mr. Penner was employed by Novo Nordisk A/S from 1981 to 1993, most recently serving as an Executive Vice President of Novo Nordisk A/S and as President of Novo Nordisk of North America Inc. Mr. Penner holds an L.L.M. in International Law from New York University and a J.D. from Fordham University. Mr. Penner also serves on the Board of Directors of Avant Immunotherapeutics, Inc. (Needham, MA), a publicly traded biotechnology company, and PRA International, Inc. (a privately held clinical research organization), and Genaissance Pharmaceuticals, a privately held genomics company. Mr. Penner is currently Co-Chairman of CURE, Connecticut's Bioscience Cluster, and chaired the Board of Directors of the Connecticut Technology Council (CTC) from 1996 - 1998. In addition, Mr. Penner serves as a member of the Board of Directors of the Connecticut Business and Industry Association (CBIA) and the Emerging Companies Section of the Biotechnology Industry Organization (BIO).

     Frank C. Carlucci has served as a director and Chairman of the Board of Neurogen since February 1989. Mr. Carlucci is principally employed as Chairman of The Carlyle Group, a private merchant bank. Mr. Carlucci served as Secretary of Defense of the United States from November 1987 through January 1989. Prior to his appointment as Secretary of Defense, Mr. Carlucci was assistant to the President of the United States for National Security Affairs. Mr. Carlucci had been Chairman and Chief Executive Officer of Sears World Trade Inc. from 1984 to 1986, after having served as President and Chief Operating Officer since 1983. Mr. Carlucci is also a director of Ashland Oil, Inc., Kaman Corporation, Nortel Networks (Chairman), The Quaker Oats Company, Sun Resorts, Pharmacia Corporation, Texas Biotech Inc. and IRI International.

     Julian C. Baker has served as a director of Neurogen since May 1999. Together with his brother Felix J. Baker, Ph.D., he has managed healthcare investments for the Tisch Family since 1994. The Baker brothers also manage other investment funds focused on the life science industry. Prior to his partnership with the Tisch family, Mr. Baker was employed by the merchant banking affiliates of Credit Suisse First Boston. Mr. Baker is also a director of Advanced Medicine, a pharmaceutical company, and various private companies. He holds an A.B. magna cum laude from Harvard University.

     Felix J. Baker, Ph.D. has served as a director of Neurogen since May 1999. Together with his brother Julian C. Baker, he has managed healthcare investments for the Tisch Family since 1994. The Baker brothers also manage other investment funds focused on the life science industry. Dr. Baker is also a director of various private companies. He hold a B.S. with honors and Ph.D. in Immunology from Stanford University.

     Barry M. Bloom, Ph.D., has served as a director of Neurogen since December 1993. Dr. Bloom retired in 1993 from Pfizer where he had been Executive Vice President, Research and Development and a member of the board of directors. Dr. Bloom is a director of Vertex Pharmaceuticals, Inc., Incyte Pharmaceuticals, Inc., Cubist Pharmaceuticals, Inc. and Catalytica Pharmaceuticals.

     Robert N. Butler, M.D., has served as a director of Neurogen since July 1989. Dr. Butler has served as the Brookdale Professor and Chairman of the Department of Geriatrics and Adult Development at Mount Sinai Medical Center since 1982. From 1976 until 1982, Dr. Butler was the founding director of the National Institute of Aging of the National Institutes of Health. Dr. Butler won the 1976 Pulitzer Prize for his book, "Why Survive? Being Old in America". He is the editor-in-chief of Geriatrics, a journal for primary care physicians, and serves on the editorial board of several other professional publications. Dr. Butler is presently Chief Executive Officer and President of the International Longevity Center-USA. He is also a member of the Institute of Medicine of the National Academy of Sciences and a founding Fellow of the American Geriatrics Society. He has served as a consultant to the United States Special Committee on Aging, the National Institute of Mental Health, the Commonwealth Fund, the Brookdale Foundation and numerous other foundations and corporations.

     Jeffrey J. Collinson has served as a director of Neurogen since May 1989. Mr. Collinson has served as President of Collinson Howe Venture Partners Inc., a venture capital firm, since 1990 and was President of Schroder Venture Managers, Inc., a venture capital firm, from 1981 to 1990. Mr. Collinson is chairman of the board of Incyte Pharmaceuticals, Inc.

     Robert M. Gardiner has served as a director of Neurogen since June 1989. Mr. Gardiner is currently a Senior Advisor to Morgan Stanley Dean Witter, having retired as Chairman and Chief Executive Officer of Dean Whitter Financial Services Group, Inc. in August 1986. Prior to becoming Chairman and Chief Executive Officer in 1982, Mr. Gardiner served as President of Dean Witter Reynolds Inc., the predecessor of Dean Witter Finacial Services Group Inc. Mr. Gardiner has served as Chairman and President of the National Association of Securities Dealers, Inc., as Chairman of the Securities Industry Association and of its governing council, as Chairman of the National Securities Processing Committee and as Vice Chairman of the New York Stock Exchange, Inc. He is also a former governor or officer of the Assocation of Stock Exchange Firms, the Investment Bankers Association of America, the National Clearing Corporation, the Central Market System Advisory Committee of the Securities and Exchange Commission and the Securities Industry Association. He is a former director of Dean Witter, Discover & Co.

     Mark Novitch, M.D., has served as a director of Neurogen since December 1993. Dr. Novitch was appointed Professor of Health Care Sciences at The George Washington University in 1994 and since 1997 has served as Adjunct Professor. He worked in senior executive positions at The Upjohn Company from 1985 until his retirement as Vice Chairman of the Board in 1993. Dr. Novitch served at the United States Food and Drug Administration as Deputy Commissioner and as Acting Commissioner from 1983-1984. Dr. Novitch is a director of Alteon, Inc., Calypte Biomedical, Inc., Guidant Corporation and KOS Pharmaceuticals, Inc.

     Robert H. Roth, Ph.D., has served as a director of Neurogen since December 1988. Dr. Roth has been a Professor of Psychiatry and Pharmacology at Yale University since 1974. Dr. Roth has a Ph.D. in Pharmacology from Yale University and has published over 450 papers in the field of Neuropharmacology.

     John Simon has served as a director of Neurogen since May 1989. Mr. Simon is a Managing Director of the investment banking firm of Allen & Company Incorporated. Mr. Simon is a director of Women First Healthcare, Inc., Advanced Technical Products, Inc., and Costar Group, Inc. (formerly known as Realty Information Group).

     John F. Tallman, Ph.D., has been Executive Vice President, Scientific Director, and a director of Neurogen since July 1988. Dr. Tallman has served as Secretary of the Company since August 1994. Prior to joining Neurogen, Dr. Tallman was an Associate Professor of Psychiatry and Pharmacology at Yale University and currently serves as an Adjunct Professor in such departments. Dr. Tallman had previously served in research director positions at the National Institute of Mental Health in Bethesda, Maryland. Dr. Tallman received his Ph.D. in Biology from Georgetown University.

     Suzanne H. Woolsey, Ph.D., has served as a director of Neurogen since January, 1998. Since 1993, Dr. Woolsey has served as Chief Operating Officer of the National Academy of Sciences/National Research Council, an independent, federally chartered policy institution. Prior to serving as Chief Operating Officer, Dr. Woolsey served as the Executive Director of the Commission on Behavioral and Social Sciences and Education at the National Academy of Sciences/National Research Council. From 1980 to 1989, Dr. Woolsey served as a Consulting Partner at Coopers and Lybrand, an accounting firm, where she developed and directed the firm's consulting practice with healthcare institutions, research organizations, major research universities and corporate general counsels. Dr. Woolsey holds a Ph.D. in clinical and social psychology from Harvard University.

Board Meetings and Committees

     The Board of Directors of the Company held four meetings during the fiscal year ended December 31, 1999. The Board of Directors has an Audit Committee, a Compensation Committee and a Finance Committee. During the fiscal year ended December 31, 1999, the Company did not have a nominating committee or a committee performing the functions of a nominating committee.

     The Audit Committee, which consists of Messrs. Carlucci, Novitch and Simon, held two meetings in the last fiscal year. The Audit Committee recommends appointment of the Company's independent auditors and is primarily responsible for approving the services performed by the Company's independent auditors and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

     The Compensation Committee, which consists of Messrs. Gardiner, Carlucci, Collinson and Julian Baker, held one meeting during the last fiscal year. The Compensation Committee reviews and makes recommendations to the Board concerning the Company's executive and employee compensation and stock option policy, reviews benefit programs and determines salaries for the executive officers of the Company.

     The Finance Committee, which consists of Messrs. Gardiner, Collinson, Bloom, Simon and Felix Baker, did not hold any meetings in the last fiscal year. The Finance Committee reviews and makes recommendations to the Board concerning major finance issues, considers possible finance ventures with third parties and monitors the Company's existing financial condition.






                               EXECUTIVE OFFICERS

     In addition to Mr. Penner and Dr. Tallman (See "Election of Directors"), the other executive officers of the Company who are elected by and serve at the discretion of the Board of Directors, are as follows:

         Name                               Age              Position                    Officer Since

Alan J. Hutchison, Ph.D. ...................46      Senior Vice President-Drug Discovery   June 1994

Stephen R. Davis ...........................39      Senior Vice President and              July 1994
                                                    Chief Business Officer

Ken Shaw, Ph.D. ............................43      Senior Vice President - Chemistry      April 1999
                                                    and Pre-Clinical Development


James Cassella, Ph.D. ......................45      Vice President - Clinical Development  April 1999

     Alan J. Hutchison, Ph.D., has been Senior Vice President--Drug Discovery since 1997. Dr. Hutchison joined Neurogen in 1989 as Director of Chemistry and became a Vice President of the Company in 1992. From 1981 through 1989, Dr. Hutchison was employed by Ciba-Giegy, most recently as a Distinguished Research Fellow. Dr. Hutchison received his B.S. in Chemistry from Stevens Institute of Technology and received his Ph.D. from Harvard University.

     Stephen R. Davis has been Senior Vice President and Chief Financial Officer of Neurogen since January 2000. Mr. Davis joined Neurogen in 1994 as Vice President of Finance and Chief Financial Officer. From 1990 through June 1994, Mr. Davis was employed by Milbank, Tweed, Hadley & McCloy as a corporate and securities attorney. Previously, Mr. Davis practiced as a Certified Public Accountant with Arthur Andersen & Co. Mr. Davis received his B.S. in Accounting from Southern Nazarene University and a J.D. degree from Vanderbilt University.

     Kenneth R. Shaw, Ph.D. joined Neurogen in 1989 and has been Senior Vice President of Chemistry and Pre-Clinical Development since April 1999. Dr. Shaw began his industrial career in 1983 at Ciba-Geigy as a Senior Scientist and also spent 2 years as Scientific Director at Franklin Diagnostics. Dr. Shaw received a B.S. in Chemistry from the University of Rochester in 1979, and a Ph.D. in Organic Chemistry from Columbia University in 1983.

     James V. Cassella, Ph.D. joined Neurogen in 1989 and has been Vice President of Clinical Development since April 1999. Prior to joining Neurogen, Dr. Cassella was an Assistant Professor of Neuroscience at Oberlin College. Dr. Cassella received his Ph.D. in Psychology from Dartmouth College in 1983 and subsequently held a Postdoctoral Fellowship in the Department of Psychiatry at Yale University's School of Medicine.




ITEM 11.   EXECUTIVE COMPENSATION

                       Compensation of Executive Officers (1)

Compensation Committee Report:

     The Compensation Committee of the Board of Directors consists entirely of outside directors. The Compensation Committee is responsible for establishing and administering the policies which govern both the annual compensation and stock ownership programs of the Company. On an annual basis, the Compensation Committee evaluates the performance of management and determines the compensation of Mr. Penner and the other executive officers of the Company. The Compensation Committee's policies and programs are designed to further the Company's goal of increasing shareholder value by motivating and retaining executive officers. These policies include the following objectives:

     o Providing base salaries that take into consideration executive compensation paid by other similar biotechnology companies. Peer companies generally are at a comparable stage of development, are pursuing R&D programs of comparable nature and complexity and have similar potential risks and rewards, market capitalization, size and financial condition. This objective also takes into account the competitive demand for quality personnel in the pharmaceutical and biotechnology industries, individual experience and specific issues particular to the Company.

     o Providing periodic bonus awards for the accomplishment of significant Company and individual goals and objectives.

     o Providing equity participation in the form of stock option grants or restricted stock for the purpose of aligning executive officers' longer term interests with those of the shareholders. The size and nature of equity based compensation grants are based upon the Company's performance in meeting its goals and objectives.

     Traditional measures of corporate performance, such as current earnings per share or sales growth, do not readily apply to most biotechnologies companies which are heavily focused on research and development activities designed to produce future earnings. At the Company's current stage of development, in determining the compensation of the Company's executives the Compensation Committee looks to other criteria to measure the Company's progress in making valuable discoveries and bringing discoveries to their full commercial potential. These criteria include the progress of the Company's efforts in discovering and developing multiple clinical candidates in its portfolio of drug programs, the advancement of the Company's drug candidates through clinical trials, the Company's progress in developing new drug targets and discovering potential drug leads for these targets, the Company's success in developing valuable drug discovery technologies, the Company's ability to strategically establish and execute corporate collaborations and technology alliances with other parties and the Company's success in securing capital sufficient to advance and expand its drug development and technology programs. The Compensation Committee believes that outstanding performance in these areas will contribute to the long-term success of the Company and the growth of shareholder value. The Compensation Committee specifically considers the achievement of milestones related to expansion of the Company's portfolio of drug development programs, the development of multiple drug candidates within individual programs and the progress of individual candidates within each such program. In addition, the Compensation Committee considers the extent to which the Company's shares have changed in value. However, the Compensation Committee recognizes that, in the short-term, the market price of the Company's shares may be affected by industry events and market conditions which are transient in nature and beyond the control of management. This is especially true in the biotechnology industry, which is characterized by long product lead times, the iterative trial and error nature of drug development, highly volatile stock prices and fluctuating availability of capital. Accordingly, the Compensation Committee attempts to retain and appropriately motivate the Company's executives by balancing the consideration of shorter term strategic goals with longer term objectives which are essential in creating maximum shareholder value.

     In many instances the qualitative factors by which the Compensation Committee judges corporate performance necessarily involve a subjective assessment by the Compensation Committee of management's performance. Moreover, the Compensation Committee does not base its considerations on any single performance factor nor does it specifically assign relative weights to factors, but rather considers a mix of factors and evaluates Company and individual performance against that mix.

     Compensation paid by the Company to its executive officers is designed to be competitive with compensation packages paid to the management of comparable companies in the biotechnology industry. Toward that end, the Compensation Committee reviews both independent survey data as well as data gathered internally and from time to time obtains the counsel of expert compensation consultants. Total compensation for the Company's executive officers includes a base salary component and may also include other forms of incentives. Incentive compensation may consist of cash incentive bonuses based on satisfying corporate goals established for the year as well as on meeting individual performance objectives. In addition, executive officers may receive incentive compensation under the Neurogen Corporation 1993 Omnibus Incentive Plan (the "Incentive Plan") such as grants of options to purchase shares of the Company's Common Stock, with exercise prices typically set at fair market value on the date of grant, or grants of restricted stock, which may have certain performance criteria. Executive compensation may also include loans, which are typically forgiven over a period of five to seven years, provided the recipient remains employed by the Company during such period.

     Executive officers are eligible for grants of stock options and restricted stock as an element of their total annual compensation package. This component is intended to motivate and retain executive officers to improve long-term stock performance. Stock option and restricted stock awards are granted at the discretion of the Compensation Committee. Generally, stock options vest in equal amounts over four or five years, have a five or ten year term and are exercisable during the term of the option at the fair market value of the underlying Common Stock on the date of grant. As with cash bonuses, the number of options to be granted to each executive officer is based on the degree of attainment of predetermined Company and individual objectives, with emphasis, in certain cases, on those which have long-term strategic value. The Company generally grants stock options to all employees and uses stock options as a bonus vehicle. The Compensation Committee administers the Incentive Plan.

     The Company made significant progress in meeting many of its goals during the fiscal year ended December 31, 1999. The Company did not, however, fully achieve some important goals. The Compensation Committee believes incentive compensation of the Company's executive officers should closely track the Company's performance. For this reason, the Compensation Committee substantially reduced the amount of cash bonuses and stock option grants awarded to the Company's executive officers for fiscal 1999 relative to levels awarded in previous years. Annually, the Compensation Committee sets base salaries of the executive officers in an effort to be competitive with peer companies. The Compensation Committee considered the following developments in 1999 in awarding incentive compensation based on the Company's performance in 1999; the commencement of human clinical trials for the Company's lead anti-anxiety drug candidate, NGD 91-3; the company's lead Alzheimer's disease drug candidate, NGD 97-1; and the Company's lead insomnia drug candidate, NGD 96-1,each of which is partnered with Pfizer; the establishment of a $27 million three-year technology transfer agreement with Pfizer to license to Pfizer certain AIDD technologies; the discovery of new chemical series and the advancement of potential candidates in many of the Company's programs; and the further advancement of the Company's proprietary AIDD drug discovery program.

     In December 1999 and January 2000, the Compensation Committee met to review the Company's performance and the performance of the Company's executive officers during fiscal 1999, to determine cash incentive bonuses and stock option grants to such executive officers and to set base salary levels for fiscal 2000. The Committee used compensation guidelines provided by a compensation consulting firm to assist it in relating Company performance to compensation levels. Mr. Penner is not present during the Compensation Committee's discussion and determination of his compensation. In recognition of the achievement of most Company and individual performance goals the Committee approved the award of incentive cash bonuses and stock option grants to the Company's executive officers. Because the Company failed to fully achieve some important goals, these awards were set at reduced levels as described above. The Committee also reviewed the compensation levels of officers at comparable companies and raised the 2000 base salaries of the Company's executive officers to remain competitive with its peers.

     In evaluating the compensation of Harry H. Penner, Jr., the Compensation Committee considered the significant role Mr. Penner played in each of the above noted accomplishments together with his substantial industry experience and competitive salary information. The Compensation Committee and Mr. Penner agree that, as CEO, Mr. Penner should lead by example. In recognition that the Company did not fully achieve some of its important goals, Mr. Penner received no cash bonus or stock option grant for fiscal 1999 and other executive officers received significantly reduced awards.

     By the Compensation Committee: Jeffrey Collinson, Julian Baker, Frank Carlucci, Robert M. Gardiner and John Simon.



(1) This Section is not "soliciting material," is not deemed "filed" with the SEC and is not being incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

     For the three years ended December 31, 1999, 1998, and 1997, the Company paid the amounts shown in the following table with respect to each of the executive officers of the Company.

                           Summary Compensation Table

                                                                                                         Long-Term
                                                              Annual                                   Compensation
                                                            Compensation                                  Awards
                                                                                                 Securities     All Other
                                                                                Other Annual     Underlying      Compen-
Name and Principal                      Year      Salary           Bonus        Compensation     Options(a)       sation
Position                                           ($)              ($)               ($)             (#)            ($)
-----------------------                 ----     --------           --------     -----------      ----------     ---------

Harry H. Penner, Jr.                    1999     397,083                   0         37,748(b)          0         13,735(c)
President and Chief                     1998     358,417             116,000         41,939(d)     75,000(p)      15,072(c)
Executive Officer                       1997     340,000             136,000         45,206(e)     80,000          8,636(c)


John F. Tallman                         1999     259,583                   0         28,312(f)          0         11,559(c)
Executive Vice-President,               1998     226,917              60,000         31,455(g)     45,000(p)      12,192(c)
President, Scientific Director          1997     215,000              80,000         33,904(h)     60,000          5,752(c)
and Secretary

Alan J. Hutchison                       1999     246,417              32,025         26,063(i)     22,500         10,543(c)
Senior Vice President-Drug              1998     216,792              54,000         28,926(j)     37,500(p)      10,818(c)
Discovery                               1997     193,500              70,000         31,493(k)     50,000          3,877(c)

Stephen R. Davis                        1999     217,917              24,188         16,327(l)     17,000         10,100(c)
Senior Vice President and               1998     181,025              40,000         18,148(m)     31,500(p)      10,141(c)
Chief Business Officer                  1997     167,700              45,000          7,639(n)     25,000          3,705(c)

Ken Shaw                                1999     205,000              23,063         16,327(l)     16,000            567(c)
Senior Vice President - Chemistry       1998     158,250              40,000         18,148(m)     30,000(p)         714(c)
and Pre-Clinical Development            1997     150,625              40,000          1,528(o)     25,000            714(c)

James Cassella                          1999     170,000              19,125         16,237(l)     13,500         10,524(c)
Vice President - Clinical Development   1998     158,250              35,000         18,148(m)     18,750(p)      10,314(c)
                                        1997     150,625              40,000          1,528(o)     25,000          3,877(c)
------------------

(a) References to SARs in the Summary Compensation Table and all other tables in this Proxy Statement have been omitted, since the Company has never issued SARs, although under the Neurogen Corporation 1993 Omnibus Incentive Plan it has the ability to do so.
(b) Includes $28,571 of forgiveness of loan, forgiveness of interest of $4,997 on loan and income tax reimbursements of $4,180.
(c) Includes premiums for life insurance, and matching contribution received from participation in the Company's 401(k) plan.
(d) Includes $28,571 of forgiveness of loan, forgiveness of interest of $7,279 on loan and income tax reimbursements of $6,089.
(e) Includes $28,571 of forgiveness of loan, forgiveness of interest of $9,058 on loan and income tax reimbursements of $7,577.
(f) Includes $21,429 of forgiveness of loan, forgiveness of interest of $3,748 on loan and income tax reimbursements of $3,135.
(g) Includes $21,429 of forgiveness of loan, forgiveness of interest of $5,459 on loan and income tax reimbursements of $4,567.
(h) Includes $21,429 of forgiveness of loan, forgiveness of interest of $6,793 and income tax reimbursements of $5,683.
(i) Includes $21,429 of forgiveness of loan, forgiveness of interest of $2,523 and income tax reimbursements of $2,111.
(j) Includes $21,429 of forgiveness of loan, forgiveness of interest of $4,082 on loan and income tax reimbursements of $3,415.
(k) Includes $21,429 of forgiveness of loan, forgiveness of interest of $5,480 and income tax reimbursements of $4,584.
(l) Includes $10,714 of forgiveness of loan, forgiveness of interest of $3,056 and income tax reimbursements of $2,557.
(m) Includes $10,714 of forgiveness of loan, forgiveness of interest of $4,084 on loan and income tax reimbursements of $3,386.
(n) Includes $5,000 of forgiveness of loan, forgiveness of interest of $1,437 and income tax reimbursement of $1,202.
(o) Includes forgiveness of interest of $832 on loan and income tax reimbursement of $696.
(p) Includes, in addition to options, restricted stock awards whose ultimate issuance as non-restricted common stock is dependent upon future performance of the common stock price.

     For the year ended December 31, 1999, the following tables summarize incentive compensation paid to executive officers.

                                           Option Grants in Last Fiscal Year

                                Number of
                               Securities     % of Total                                          Potential Realizable Value
                               Underlying    Options Granted    Exercise or                       at Assumed Annual Rates of
                                Options      to Employees in     Base Price    Expiration          Stock Price Appreciation
   Name                         Granted        Fiscal Year       ($/Share)        Date                for Option Term
-----------------             -----------    ---------------    -----------   ------------        --------------------------


                                                                                                    5%($)        10%($)
                                                                                                   -----        ------

Harry H. Penner, Jr.                   0          0%                 -                 -           $      -      $      -
John F. Tallman                        0          0%                 -                 -                  -             -
Alan J. Hutchison                 22,500          6%             16.50          12/31/04            102,570       226,652
Stephen R. Davis                  17,000          4%             16.50          12/31/04             77,497       172,248
Kenneth R. Shaw                   16,000          4%             16.50          12/31/04             72,938       161,175
James V. Cassella                 13,500          3%             16.50          12/31/04             61,542       135,991





                             Aggregated Option Exercises in Last Fiscal Year
                                  and Fiscal Year-End Option Values

                                                        Number of Securities Underlying         Value of Unexercised
                              Shares                        Unexercised Options at         In-the-Money Options at Fiscal
                           Acquired on       Value             Fiscal Year-End                     Year-End($)(a)
                           Exercise(#)     Realized        Exercisable/Unexercisable         Exercisable/Unexercisable

          Name                               ($)(a)

Harry H. Penner, Jr.            -              -                501,250/133,750                 $3,375,000/$144,000
John F. Tallman              19,292        167,088              206,333/91,875                    $868,000/$108,000
Alan J. Hutchison            10,000         90,000              148,687/92,563                    $660,000/$ 90,000
Stephen R. Davis                -              -                103,937/60,063                    $505,000/$ 45,000
Kenneth R. Shaw                 -              -                 81,850/58,500                    $311,000/$ 45,000
James V. Cassella             2,000         19,000              100,943/51,782                    $516,000/$ 45,000
------------------

(a) Difference between option price and fair market value of the shares at year-end.


Terms and Conditions of Certain Employment and Severance Agreements

     The compensation package for Harry H. Penner, Jr., as President and Chief Executive Officer, includes a salary paid pursuant to a two year renewable employment agreement between Mr. Penner and the Company which was entered into in October 1993. The agreement was most recently extended for an additional two-year term as of December 1,1999. Under such agreement, Mr. Penner's base salary of $394,000 per annum in 1999 was increased to $415,670 effective December 1, 1999. Such increase was, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Mr. Penner from competing with the Company for the term of the agreement and for a period of one year after termination of his employment with the Company.

     The compensation package for John F. Tallman, as Executive Vice President and Scientific Director of Neurogen, includes a salary paid pursuant to an employment agreement between Dr. Tallman and the Company which was effective from June 1994 to December 1999. In December 1999, Neurogen announced that Dr. Tallman will be moving to the consulting position of Senior Scientific Advisor and the Company has initiated a search to fill the position of Chief Scientific Officer.The employment agreement restricts Dr. Tallman from competing with the Company for the term of the agreement and for a period of one year after termination of his employment with the Company.

     The compensation package for Alan J. Hutchison, as Senior Vice President Drug Discovery of Neurogen, includes a salary paid pursuant to a two-year renewable employment agreement between Dr. Hutchison and the Company effective December 1, 1997. The agreement was most recently extended for an additional two-year term as of December 1, 1999. Under such agreement, Dr. Hutchison's base salary of $244,000 per annum in 1999 was increased to $257,420 effective December 1, 1999. Such increase was, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Dr. Hutchison from competing with the Company for the term of the agreement and for a period of one year after termination of his employment with the Company.

     The compensation package for Stephen R. Davis, Vice President and Chief Business Officer of Neurogen, includes a salary paid pursuant to a two-year renewable employment agreement between Mr. Davis and the Company effective December 1, 1997. The agreement was most recently extended for an additional two-year term as of December 1, 1999. Under such agreement, Mr. Davis' base salary of $215,000 per annum in 1999 was increased to $241,275 effective December 1, 1999. Such increase was, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Mr. Davis from competing with the Company for the term of the agreement and for a period of one year after termination of his employment with the Company.

     The compensation package for Kenneth R. Shaw, Senior Vice President - Chemistry and Pre-Clinical Development, includes a salary paid pursuant to a two-year renewable employment agreement between Dr. Shaw and the Company effective December 1, 1999. Under such agreement, Dr. Shaw's base salary of $205,000 per annum in 1999 was increased to $216,275 effective December 1, 1999. Such increase was, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Mr. Shaw from competing with the Company for the term of the agreement and for a period of one year after termination of his employment with the Company.

                               PERFORMANCE GRAPH1


     The following graph compares the yearly percentage in the Company's cumulative total stockholder return on its Common Stock during a period commencing on December 31, 1994 and ending December 31, 1999 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the Company's share price at the end and the beginning of the period; by
(ii) the share at the beginning of the period) with the cumulative return of the NASDAQ Stock Market Index (U.S. and Foreign) and the Amex Biotechnology Index. It should be noted that Neurogen has not paid dividends on Common Stock, and no dividends are included in the representation of the Company's performance. The stock price performance on the graph below is not necessarily indicative of future price performance.


                                                            NASDAQ                       Amex
                              Neurogen                   Total Market                   Biotech

12/31/94                       100.0                         100.0                       100.0
12/31/95                       413.5                         140.4                       163.0
12/31/96                       296.2                         172.0                       175.8
12/31/97                       207.7                         210.5                       197.9
12/31/98                       269.2                         290.5                       225.6
12/31/99                       253.8                         545.8                       477.0
















---------------------

     (1) This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



                             PRINCIPAL STOCKHOLDERS

     The following table sets forth, as of March 1, 2000, certain information with respect to the beneficial ownership of Common Stock by each person known by Neurogen to own beneficially more than five percent of its outstanding Common Stock, by each director and officer of Neurogen and by all directors and officers as a group:

                                                            Amount and                             Approximate
    Name and Address                                   Nature of Beneficial                          Percent
    of Beneficial Owner                                    Ownership(1)                              Owned(2)

Four Partners ....................................          3,211,392                                  20.8%
   867 Madison Ave.
   New York, NY  10021
Pfizer Inc........................................          2,846,000                                  18.4%
   235 East 42nd Street
   New York, NY 10017
Oppenheimer Funds.................................          1,475,000                                   9.5%
   Two World Trade Center, 34th Floor
   New York, NY 10048
Biotechnology Value Fund..........................          1,206,206                                   7.8%
   One Sansone Street
   San Francisco, CA  94104

Harry H. Penner, Jr. (3)..........................            484,910                                   3.0%
John F. Tallman, Ph.D. (4)........................            314,636                                   2.0%
Alan J. Hutchison, Ph.D. (5)......................            124,766                                    *
Stephen R. Davis (6)..............................             70,596                                    *
Kenneth R. Shaw, Ph.D. (7)........................             53,750                                    *
James V. Cassella, Ph.D. (8)......................             93,439                                    *
Frank C. Carlucci (9)(10).........................            192,669                                   1.2%
Felix J. Baker, Ph.D. (11)(12)....................            204,564                                   1.3%
Julian C. Baker (11)(13)..........................            209,400                                   1.4%
Barry M. Bloom, Ph.D. (14)........................             23,089                                    *
Robert N. Butler, M.D. (15).......................             14,297                                    *
Jeffrey J. Collinson (16).........................             43,601
Robert M. Gardiner (14)...........................             77,089                                    *
Mark Novitch, M.D. (10)...........................             46,089                                    *
Robert H. Roth, Ph.D. (17)........................             62,089                                    *
John Simon (10)(18)...............................             75,593                                    *
Suzanne H. Woolsey, Ph.D. (19)....................             18,348                                    *
All directors and officers
   as a group (17 persons) (20)...................          1,942,397                                  11.1%


---------------
 *     Less than one percent (1%).

(1) Share ownership in each case includes shares issuable upon exercise of outstanding common stock options exercisable within 60 days of March 1, 2000.

(2) Percentage of the outstanding shares of Common Stock, treating as outstanding for each beneficial owner all shares of Common Stock which such beneficial owner has indicated are issuable under stock options exercisable within 60 days of March 1, 2000.

(3) Includes 438,250 shares of Common Stock that Harry H. Penner, Jr. has the right to acquire under stock options exercisable within 60 days of March 1, 2000.

(4) Includes 206,333 shares of Common Stock that John F. Tallman, Ph.D. has the right to acquire under stock options exercisable within 60 days of March 1, 2000. Does not include 2,000 shares of Common Stock owned by Kathleen Person, Dr. Tallman's spouse. Kathleen Person and Dr. Tallman disclaim beneficial ownership of each other's shares.

(5) Includes 123,687 shares of Common Stock that Alan J. Hutchison, Ph.D. has the right to acquire under stock options exercisable within 60 days of March 1, 2000.

(6) Includes 67,937 shares of Common Stock that Stephen R. Davis has the right to acquire under stock options exercisable within 60 days of March 1, 2000.

(7) Includes 53,750 shares of Common Stock that Kenneth R. Shaw, Ph.D. has the right to acquire under stock options exercisable within 60 days of March 1, 2000.

(8) Includes 92,343 shares of Common Stock that James V. Cassella, Ph.D. has the right to acquire under stock options exercisable within 60 days of March 1, 2000.

(9)  Includes 40,000  shares of Common  Stock  owned by Mr.  Carlucci's wife.

(10) Includes 42,089 shares of Common Stock subject to stock options exercisable within 60 days of March 1, 2000.

(11) Includes 6,672 shares of Common Stock Subject to stock options exercisable within 60 days of March 1, 2000. All shares represented here with the exception of these options, are also counted among the shares beneficially owned by Four Partners (table above) for whom Felix and Julian Baker serve as investment portfolio managers.

(12) Includes 173,200 shares of Common Stock in which investment and voting power is shared with Julian C. Baker.

(13) Includes 173,200 shares of Common Stock in which investment and voting power is shared with Felix J. Baker, Ph.D.

(14) Includes 22,089 shares of Common Stock subject to stock options exercisable within 60 days of March 1, 2000.

(15) Includes 14,297 shares of Common Stock subject to stock options exercisable by Robert N. Butler, M.D. within 60 days of March 1, 2000.

(16) Includes 3,880 shares of Common Stock held by a corporation which Mr. Collinson controls. Does not include 13,500 shares of Common Stock held by Schroder's Incorporated, for which Mr. Collinson shares investment and voting power, but has disclaimed beneficial ownership. Also includes 17,089 shares of Common Stock exercisable within 60 days of March 1, 2000.

(17) Includes 27,089 shares of Common Stock subject to stock options exercisable by Robert H. Roth, Ph.D. within 60 days of March 1, 2000.

(18) Does not include shares of Common Stock held by Allen & Company Incorporated and by persons and entities which may be deemed to be affiliated with Allen & Company Incorporated, of which shares Mr. Simon disclaims beneficial ownership.

(19) Includes 18,348 shares of Common Stock subject to stock options exercisable by Suzanne H. Woolsey, Ph.D. within 60 days of March 1, 2000.

(20) Includes 1,242,912 shares of Common Stock subject to stock options exercisable within 60 days of March 1, 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Certain Relationships and Related Transactions

     Pfizer Inc ("Pfizer"), a beneficial owner of more than five percent of the Common Stock, paid $9.4 million in research funding, $0.3 million in milestone payments, $3.0 million in an up-front payment, and made certain reimbursements to the Company in the last fiscal year pursuant to the terms of various collaborative agreements and technology transfers between Pfizer and the Company. These amounts constituted payments in excess of five percent of Neurogen's consolidated gross revenues for the last fiscal year. Neurogen expects to receive amounts in excess of five percent of its consolidated gross revenues from Pfizer in fiscal year 2000. In connection with these collaborations with Pfizer, the Company has granted Pfizer registration rights with respect to shares of the Company's Common Stock purchased in connection with the collaborations as well as the right to maintain its level of investment in the Company in future public offerings of Common Stock.

     In 1995, the Company made unsecured, non-interest bearing loans to Harry H. Penner, Jr., its President and Chief Executive Officer, and to John F. Tallman, its Executive Vice President and Scientific Director, in the amounts of $200,000 and $150,000, respectively. In 1994, the Company made an unsecured, non-interest bearing loan to Alan J. Hutchison, its Senior Vice President-Drug Discovery, of $150,000. In 1997, the Company made unsecured, non-interest bearing loans to Stephen R. Davis, its Senior Vice President and Chief Business Officer, to Ken Shaw, Senior Vice President - Chemistry and Pre-Clinical Development, and to
James Cassella, Vice President - Clinical Development of $75,000 each. The largest aggregate amount of indebtedness outstanding at any time during 1999 with respect to each of Mr. Penner, Dr. Tallman, Dr. Hutchison, Mr. Davis, Dr. Shaw and Dr. Cassella was approximately $102,000, $77,000, $64,000, $62,000,
$62,000 and $62,000, respectively. See "Executive Officers - Summary Compensation Table" below for information regarding forgiveness of indebtedness and forgiveness of interest on indebtedness.

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


Date: April 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated:


       SIGNATURE                    TITLE                              DATE
      -----------                  -------                            ------


            *
___________________________  Chairman of the Board                April 28, 2000
     Frank C. Carlucci         and Director





 /S/ HARRY H. PENNER, JR.
___________________________  President, Chief Executive           April 28, 2000
    Harry H. Penner, Jr.       Officer and Director
                               (Principal Executive
                               Officer)


             *
___________________________  Executive Vice President,            April 28, 2000
    John F. Tallman, Ph.D.     Secretary and Director



  /S/ STEPHEN R. DAVIS
___________________________  Vice President--Finance,             April 28, 2000
     Stephen R. Davis          Chief Financial Officer
                               and Treasurer (Principal
                               Financial and Accounting
                               Officer)


             *
_________________________   Director                              April 28, 2000
   Robert H. Roth, Ph.D.



             *
__________________________  Director                              April 28, 2000
   Jeffrey J. Collinson



             *
_________________________  Director                               April 28, 2000
        John Simon



             *
_________________________  Director                               April 28, 2000
     Robert M. Gardiner




             *
_________________________  Director                               April 28, 2000
  Robert N. Butler, M.D.



             *
________________________  Director                                April 28, 2000
      Suzanne Woolsey



             *
________________________  Director                                April 28, 2000
     Barry M. Bloom



             *
________________________  Director                                April 28, 2000
      Mark Novitch



             *
________________________  Director                                April 28, 2000
      Julian Baker



             *
________________________  Director                                April 28, 2000
      Felix Baker



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