Form 10-Q
period 2000-03-31
NEUROGEN CORP
filed 2000-05-15
CIK 849043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



     As of May 15, 2000 the registrant had 15,581,060 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number

                         Part I - Financial Information


Item 1. Consolidated Financial Statements..................................  1

        Consolidated Balance Sheets at March 31, 2000 and
         December 31, 1999................................................. 1,2
        Consolidated Statements of Operations for the three-month periods ended March 31, 2000 and 1999 ....................................  3
        Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999 ....................................  4
        Notes to Consolidated Financial Statements.........................  5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 6-12

                           Part II - Other Information

Item 1. Legal Proceedings.................................................   13

Item 2. Changes in Securities.............................................   13

Item 3. Defaults upon Senior Securities...................................   13

Item 4. Submission of Matters to a Vote of Security Holders...............   13

Item 5. Other Information.................................................   13

Item 6. Exhibits and Reports on Form 8-K..................................   13

Signature  ................................... ...........................   15

Exhibit Index  ........................................................... 16-18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS



                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                                       (In thousands)



                                                           MARCH 31, 2000                 DECEMBER 31, 1999
                          Assets                            (UNAUDITED)                       (AUDITED)
                                                           --------------                  ---------------
Current assets:
   Cash and cash equivalents                               $      58,907                     $     31,588
   Marketable securities                                          13,610                           33,441
   Receivables from corporate partners                               702                              286
   Other current assets                                              619                              921
                                                            -------------                  ---------------
       Total current assets                                       73,838                           66,236

Property, plant & equipment:
   Land and land improvements                                         875                              875
   Building and building improvements                              16,834                           16,834
   Construction in progress                                         1,921                            1,702
   Leasehold improvements                                           4,026                            4,026
   Equipment                                                       11,986                           11,440
   Furniture                                                          583                              578
                                                           ---------------                 ----------------
                                                                   36,225                           35,455
   Less accumulated depreciation & amortization                    10,517                            9,840
                                                           ---------------                 ----------------
       Net property, plant and equipment                           25,708                           25,615
Other assets, net                                                     257                              283
                                                           ---------------                 ----------------
                                                           $       99,803                  $        92,134
                                                           ===============                 ================






See accompanying notes to consolidated financial statements.



                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                                      (In thousands)



                                                             MARCH 31, 2000              DECEMBER 31, 1999
                                                               (UNAUDITED)                   (AUDITED)
                                                           -----------------             -----------------
            Liabilities & Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                   $          2,350              $           2,704
   Unearned revenue from corporate partners, current                  3,260                          1,260
                                                           -----------------             ------------------
       Total current liabilities                                      5,610                          3,964

Loans payable                                                         1,912                          1,912
   Unearned revenue from corporate partners, long term                3,250                          1,500
Other compensation                                                       48                             48
                                                           -----------------             ------------------
       Total liabilities                                             10,820                          7,424

Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.025 per share
       Authorized 2,000 shares; none issued                            -                              -
   Common stock, par value $.025 per share
       Authorized 30,000 shares;  issued and outstanding
       15,536 shares at March 31, 2000 and 14,800 shares
       at December 31, 1999                                             388                            370
   Additional paid-in capital                                       128,038                        114,519
   Accumulated deficit                                              (37,521)                       (26,852)
   Deferred compensation                                             (1,664)                        (3,076)
   Accumulated other comprehensive income                              (258)                          (251)
                                                           -----------------             ------------------
       Total stockholders' equity                                    88,983                         84,710
                                                           -----------------             ------------------
                                                           $         99,803              $          92,134
                                                           =================             ==================






See accompanying notes to consolidated financial statements.


                                                    NEUROGEN CORPORATION
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (In thousands, except per share data)



                                                                       THREE MONTHS                THREE MONTHS
                                                                           ENDED                       ENDED
                                                                       MARCH 31, 2000              MARCH 31, 1999
                                                                        (UNAUDITED)                 (UNAUDITED)
                                                                    ----------------            ----------------

Operating revenues:
   License fees                                                     $           250             $           -
   Research and development                                                   2,591                       2,636
                                                                    ----------------            ----------------
       Total operating revenues                                               2,841                       2,636
Operating expenses:
   Research and development                                                   6,343                       5,834
   General and administrative                                                 1,499                       1,098
   Stock compensation                                                         6,596                          23
                                                                    ----------------            ----------------
       Total operating expenses                                              14,438                       6,955
                                                                    ----------------            ----------------
            Operating loss                                                  (11,597)                     (4,319)
Other income (expense):
   Investment income                                                            928                         914
   Interest expense                                                              -                           (1)
                                                                    ----------------            ----------------
       Total other income, net                                                  928                         913
                                                                    ----------------            ----------------
Loss before provision for income taxes                              $       (10,669)            $        (3,406)
Provision for income taxes                                                       -                           -
                                                                    ----------------            ----------------
Net loss                                                                    (10,669)                     (3,406)
                                                                    ================            ================
Net loss per share:
   Basic                                                            $         (0.70)            $         (0.23) (1)
                                                                    ================            ================
   Diluted                                                          $         (0.70)            $         (0.23) (1)
                                                                    ================            ================
Shares used in calculation of loss per share:
   Basic                                                                     15,297                      14,548  (1)
                                                                    ================            ================
   Diluted                                                                   15,297                      14,548  (1)
                                                                    ================            ================



See accompanying notes to consolidated financial statements.

(1) The contingently issuable common stock securities have not been included in accordance with FAS128.


                                                    NEUROGEN CORPORATION
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)


                                                                   THREE MONTHS                 THREE MONTHS
                                                                       ENDED                        ENDED
                                                                  MARCH 31, 2000               MARCH 31, 1999
                                                                    (UNAUDITED)                  (UNAUDITED)
                                                                 ---------------              ---------------

Cash flows from operating activities:
   Net loss                                                      $      (10,669)              $       (3,406)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization expense                                676                          624
       Stock compensation expense                                         6,596                           23
       Other noncash expense                                                150                          139
   Changes in operating assets and liabilities:
       (Decrease) in accounts payable and accrued expenses                 (354)                        (937)
       Increase in unearned revenue from corporate partners               3,750                          -
       (Increase)decrease in receivables from corporate partners           (416)                         237
       Decrease in other assets, net                                        296                          409
                                                                 ---------------              ---------------
          Net cash provided by (used in) operating activities                29                       (2,911)

Cash flows from investing activities:
       Purchase of plant and equipment                                     (770)                        (224)
       Purchases of marketable securities                                (1,436)                      (4,870)
       Maturities and sales of marketable securities                     21,260                       35,154
                                                                 ---------------              ---------------
          Net cash provided by investing activities                      19,054                       30,060

Cash flows from financing activities:
   Exercise of employee stock options                                     8,236                          275
   Principal payments under mortgage payable                                -                            (55)
                                                                 ---------------              ---------------
       Net cash provided by financing activities                          8,236                          220
                                                                 ---------------              ---------------
       Net increase in cash and cash equivalents                         27,319                       27,369

Cash and cash equivalents at beginning of period                         31,588                       26,066
                                                                 ---------------              ---------------
Cash and cash equivalents at end of period                       $       58,907               $       53,435
                                                                 ===============              ===============



See accompanying notes to consolidated financial statements.

                              Neurogen Corporation
                    Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

  (1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               The unaudited financial statements have been prepared from the books and records of Neurogen Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the fiscal year.

 (2)     REVENUE RECOGNITION

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

               SAB No. 101 requires that license and other p front fees from research collaborations be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company believes its current revenue recognition policy is in compliance with SAB No. 101 and the application of the guidance to their financial statements will not result in a material change upon adoption in the second quarter of 2000.

 (3)     PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of the parent company and a subsidiary, Neurogen Properties LLC, after elimination of intercompany transactions.

 (4)     SEGMENT  INFORMATION

               In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company operates in one segment: drug discovery and pharmaceutical development. SFAS No. 131 also requires disclosures about products and services, geographic area, and major customers. The adoption of SFAS No. 131 had no impact on the Company's financial statements for the periods presented.

 (5)     RECLASSIFICATIONS

               Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 presentation.

 (6)     NON-CASH COMPENSATION CHARGE

               At December 31,1999, 137,625 shares of restricted stock were held by certain employees. The original December 31, 1998 grant stipulated that if the stock price closed at or above $45.00 per share within four years from date of grant the restriction would be removed and the employee would be able to trade the stock, but if the stock price did not close at or above $45.00 within four years the shares would be forfeited.

               On February 18, 2000, Neurogen stock closed the trading day at $47.25, thereby removing the restriction and vesting the stock immediately. A non-recurring, non-cash charge to income of $6,503,000 for all 137,625 shares at $47.25 per share was recorded in the first quarter of 2000.

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

         THREE MONTHS ENDED MARCH 31, 2000 AND 1999

               The Company's operating revenues increased to $2.8 million for the three months ended March 31, 2000 as compared to $2.6 million for the same period in 1999. In the first quarter of 2000, Neurogen recognized revenue of $0.3 million under the Pfizer Technology
          Transfer Agreement. Also during the quarter, Neurogen recognized revenue of $0.3 million for the accomplishment of a milestone in the cognition enhancement collaboration with Pfizer. Operating revenues in future periods may fluctuate significantly due to many factors, including those described throughout this section.

               Research and development costs increased 9 percent to $6.3 million for the three-month period ended March 31, 2000 as compared to $5.8 million for the same period in 1999. The increase is primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD (Accelerated Intelligent Drug Design) Program for the discovery of new drug candidates. Research and development expenses represented 81 percent (excluding a non-recurring, non-cash compensation charge) and 84 percent of total operating expenses in the three month periods ended March 31, 2000 and 1999, respectively.

               General and administrative expenses increased 37 percent to $1.5 million for the three-month period ended March 31, 2000 as compared to $1.1 million for the same period in 1999. This increase is attributed to additional administrative and technical services, including the protection of Neurogen's growing intellectual property estate and the pursuit of potential collaborative relationships, to support and commercialize Neurogen's expanding research pipeline.

               Other income, consisting primarily of interest income and gains and losses from invested cash and marketable securities, increased 2 percent for the first quarter of 2000 as compared to the same period in 1999 due primarily to a slightly higher level of invested funds.

               The Company recognized a net loss of $10.7 million for the three months ended March 31, 2000 as compared with a net loss of $3.4 million for the same period in 1999. The increase in net loss is primarily due to a non-recurring non-cash $6.5 million charge recognized in the first quarter upon the vesting of 137,625 shares of restricted stock granted to certain employees in 1998, and an increase in research and development and general and administrative expenses for the first quarter of 2000 due to the factors described above.

         LIQUIDITY AND CAPITAL RESOURCES

               At March 31, 2000 and December 31, 1999, cash, cash equivalents and marketable securities were in the aggregate $72.5 million and $65.0 million respectively. This increase was due primarily to the receipt in the first quarter of approximately $8.2 million in proceeds from stock option exercises and the receipt of a $4.0 million payment from Pfizer under the Technology Transfer Agreement described below. While the Company's aggregate level of cash, cash equivalents and marketable securities increased during the first quarter of 2000, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

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

PFIZER
------

               In the first quarter of 1992, the Company entered into the 1992 Pfizer Agreement pursuant to which Pfizer made a $13.8 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to five years (later extended as described below) for Neurogen's research programs for the discovery of GABA-based drugs for the treatment of anxiety and cognitive disorders. As of March 31, 2000, Pfizer had provided $37.5 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, as extended, and $0.5 million for the achievement of certain clinical development and regulatory milestones. Neurogen is eligible to receive additional milestone payments of up to $12.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter GABA. Pfizer will pay Neurogen royalties based upon net sales levels, if any, for such products.

               Neurogen and Pfizer entered into their second collaborative agreement, the 1994 Pfizer Agreement, in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended as described below) for Neurogen's research program for the development of GABA-based drugs for the treatment of sleep disorders. As of March 31, 2000, Pfizer had provided $12.2 million of research funding to the Company pursuant to the 1994 Pfizer Agreement, as extended, and $0.3 million for the achievement of a clinical development milestone. Neurogen could also receive additional milestone payments of up to $3.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties based upon net sales levels, if any.

               In December 1996 and again in December 1998, Neurogen and Pfizer extended and combined Neurogen's research efforts under the 1992 and 1994 Agreements. Pursuant to the extension agreements, Neurogen has received $1.6 million in the first three months of 2000 (which amount is included in the above-described cumulative totals received for the 1992 and 1994 agreements) and under the extension expects to receive an additional $4.7 million during the remainder of 2000 for research and development funding of the Company's GABA-based anxiolytic, cognitive enhancer and sleep disorders projects.

               Under  both  the  1992  Pfizer  Agreement  and  the  1994  Pfizer
          Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

               Neurogen and Pfizer entered into their third collaborative agreement, the 1995 Pfizer Agreement, in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company bringing Pfizer's ownership of the Company's common stock up to approximately 21 percent. Pfizer also paid a $3.5 million license fee. Additionally, Pfizer agreed, among other things, to fund a specified level of resources for up to five years for Neurogen's research program for the discovery of drugs which work through the neuropeptide Y (NPY) mechanism for the treatment of obesity and other disorders. As of March 31, 2000, Pfizer had provided $12.2 million in research funding pursuant to the 1995 Pfizer Agreement. In 1998, Pfizer exercised its option under the 1995 Pfizer Agreement to extend the NPY research program and also agreed to fund increased Neurogen staffing on the program and thereby pay Neurogen $3.1 million to fund a fourth year of research, through October 1999. In 1999, Pfizer elected to further extend the research program through October 2000 and to pay Neurogen $2.6 million in 2000 for research done through that date. Neurogen could also receive milestone payments of up to approximately $28.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage clinical development costs and has retained the right to manufacture any collaboration products in NAFTA countries. Neurogen has also retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.

               In June of 1999, Neurogen and Pfizer entered into a technology transfer agreement, (the "Pfizer Technology Transfer Agreement"). Under the terms of this agreement, Pfizer has agreed to pay Neurogen up to a total of $27.0 million over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD technologies for the discovery of new drugs, along with the installation of an AIDD system. Additional payments are also possible upon Pfizer's successful utilization of this technology. Pfizer has received a non-exclusive license to certain AIDD intellectual property, and the right to employ this technology in its own drug development programs. As of March 31, 2000, Pfizer had provided $7.0 million in license fees pursuant to the Pfizer AIDD agreement of which $0.8 million has been recognized through March 31,2000. Remaining revenues associated with amounts received under the Pfizer Technology Transfer Agreement will be recognized in future periods and may fluctuate significantly depending on the timing and completion of the Company's transfer of technology and systems pursuant to the agreement.

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

               As of December 31, 1999, the Company had approximately $37.1 million and $2.8 million of net operating loss carryforwards and research and development credits, respectively, available for federal income tax purposes which expire in the years 2004 through 2019. The Company also had approximately $25.6 million and $0.7 million of Connecticut state tax net operating loss carryforwards and research and development credits, respectively, which expire in the years 2000 through 2014. Because of "change in ownership" provisions of the Tax Reform Act of 1986, our utilization of our net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

Discussion of the Year 2000 issue

               Neurogen's program to address the Year 2000 issue consisted of assessment, remediation, testing and contingency planning. The Company's program was initiated and executed to prevent major interruptions in the business due to Year 2000 problems. As of December 31, 1999, all phases were completed. The Company did not experience any significant disruption as a result of the Year 2000 issue. The total cost of the Year 2000 program was approximately $200,000, primarily for the cost of replacing/upgrading noncompliant software.

               The Company completed its assessment of Year 2000 risks related to significant relationships with critical third party suppliers and customers. Despite these efforts, there can be no assurance that all supplier and customer Year 2000 compliance plans were successfully completed in a timely manner, although the Company is not currently aware of any problems which would significantly impact operations.

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

                           Part II - Other Information


Item 1. Legal Proceedings

              Not applicable for the first quarter ended March 31, 2000.

Item 2. Changes in Securities

              Not applicable for the first quarter ended March 31, 2000.

Item 3. Defaults upon Senior Securities

              Not applicable for the first quarter ended March 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

              Not applicable for the first quarter ended March 31, 2000.

Item 5. Other information

              Not applicable for the first quarter March 31, 2000.

Item 6. Exhibits and Reports on Form 8-K

           (a) See Exhibit Index on page 11.

           (b) None

SAFE HARBOR STATEMENT

Statements which are not historical facts, including statements about the Company's confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company's expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are "forward looking statements" within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, the failure to attract or retain scientific management personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates which could slow or prevent product development efforts, competition within the Company's anticipated product markets, the Company's dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company's business, risk that patents and confidentiality agreements will not adequately protect the Company's intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company's products, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 1999, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

                                    Signature



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            NEUROGEN CORPORATION



                                               By:/s/   STEPHEN R. DAVIS
                                                  ------------------------
                                                    Stephen R. Davis
                                                    Senior Vice President
                                                    and Chief Business Officer

Date:  May 15, 2000

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

10.28 - Employment Contract between the Company and Alan J. Hutchison, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).


10.29 - Employment Contract between the Company and Stephen R. Davis, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).

10.30 - Employment Contract between the Company and Kenneth R. Shaw, dated as of December 1, 1999 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).


27.1    - Financial Data Schedule