Form 10-Q
period 2000-06-30
NEUROGEN CORP
filed 2000-08-14
CIK 849043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



     As of August 14, 2000 the registrant had 17,265,616 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number

                         Part I - Financial Information


Item 1. Consolidated Financial Statements..................................  1

        Consolidated Balance Sheets at June 30, 2000 and
         December 31, 1999................................................. 1,2
        Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2000 and 1999 ...................  3
        Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999 .....................................  4
        Notes to Consolidated Financial Statements......................... 5,6

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 7-11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  11

                           Part II - Other Information

Item 1. Legal Proceedings.................................................   12

Item 2. Changes in Securities and Use of Proceeds.........................   12

Item 3. Defaults upon Senior Securities...................................   12

Item 4. Submission of Matters to a Vote of Security Holders...............   12

Item 5. Other Information.................................................   13

Item 6. Exhibits and Reports on Form 8-K..................................   13

Signature  ................................... ...........................   15

Exhibit Index  ........................................................... 16-18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS



                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                                       (In thousands)



                                                           JUNE 30, 2000                 DECEMBER 31, 1999
                                                            (UNAUDITED)                       (AUDITED)
                                                           --------------                -----------------
                     Assets

Current assets:
   Cash and cash equivalents                               $     102,644                   $       31,588
   Marketable securities                                          13,800                           33,441
   Receivables from corporate partners                             1,568                              286
   Other current assets                                              676                              921
                                                            -------------                  ---------------
       Total current assets                                      118,688                           66,236

Property, plant & equipment:
   Land and land improvements                                         875                              875
   Building and building improvements                              16,825                           16,834
   Construction in progress                                         2,061                            1,702
   Leasehold improvements                                           4,026                            4,026
   Equipment                                                       12,257                           11,440
   Furniture                                                          588                              578
                                                           ---------------                 ----------------
                                                                   36,632                           35,455
   Less accumulated depreciation & amortization                    11,063                            9,840
                                                           ---------------                 ----------------
       Net property, plant and equipment                           25,569                           25,615

Other assets, net                                                     312                              283
                                                           ---------------                 ----------------
                                                           $      144,569                  $        92,134
                                                           ===============                 ================






See accompanying notes to consolidated financial statements.



                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except per share data)



                                                             JUNE 30, 2000              DECEMBER 31, 1999
                                                               (UNAUDITED)                   (AUDITED)
                                                           -----------------             -----------------
            Liabilities & Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                   $          5,020              $           2,704
   Unearned revenue from corporate partners, current portion          9,393                          1,260
                                                             -----------------             ------------------
       Total current liabilities                                     14,413                          3,964

Loans payable                                                         1,912                          1,912
Unearned revenue from corporate partners, long term portion           6,250                          1,500
Other compensation                                                       23                             48
                                                             -----------------             ------------------
       Total liabilities                                             22,598                          7,424

Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, par value $.025 per share
       Authorized 2,000 shares; none issued                              -                              -
   Common stock, par value $.025 per share
       Authorized 30,000 shares;  issued and outstanding
       17,254 shares at June 30, 2000 and 14,800 shares
       at December 31, 1999                                             431                            370
   Subscription receivable                                           (3,750)                            -
   Additional paid-in capital                                       167,125                        114,519
   Accumulated deficit                                              (40,169)                       (26,852)
   Deferred compensation                                             (1,457)                        (3,076)
   Accumulated other comprehensive income                              (209)                          (251)
                                                           -----------------             ------------------
       Total stockholders' equity                                   121,971                         84,710
                                                           -----------------             ------------------
                                                           $        144,569              $          92,134
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


                                                            NEUROGEN CORPORATION
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (In thousands, except per share data)



                                                               THREE MONTHS       THREE MONTHS       SIX MONTHS      SIX MONTHS
                                                                   ENDED              ENDED            ENDED            ENDED
                                                               JUNE 30, 2000      JUNE 30, 1999     JUNE 30, 2000   JUNE 30, 1999
                                                                (UNAUDITED)        (UNAUDITED)       (UNAUDITED)     (UNAUDITED)
                                                             ----------------    ---------------   --------------   -------------

Operating revenues:
   License fees                                              $         2,117       $          -      $     2,367     $        -
   Research and development                                            2,398              2,343            4,989           4,980
                                                             ----------------    ---------------    -------------   -------------
       Total operating revenues                                        4,515              2,343            7,356           4,980
Operating expenses:
   Research and development                                            6,641              5,893           13,080          11,727
   General and administrative                                          1,525              1,022            2,929           2,121
   Stock Compensation                                                     75                 29            6,671              51
                                                             ----------------    ----------------   -------------   -------------
       Total operating expenses                                        8,241              6,944           22,680          13,899
                                                             ----------------    ----------------   -------------   -------------
            Operating loss                                            (3,726)            (4,601)         (15,324)         (8,919)
Other income (expense):
   Investment income                                                   1,079                887            2,008           1,800
   Interest expense                                                                          (1)                              (2)
                                                             ----------------    ----------------   -------------   -------------
       Total other income, net                                         1,709                886            2,008           1,798
                                                             ----------------    ----------------   -------------   -------------
Loss before provision for income taxes                                (2,647)            (3,715)         (13,316)         (7,121)
Provision for income taxes                                                -                  -                -               -
                                                             ----------------    ----------------   -------------   -------------
Net loss                                                     $        (2,647)    $       (3,715)    $    (13,316)   $     (7,121)
                                                             ================    ================   =============   =============
Net loss per share:
   Basic                                                     $         (0.17)(1) $        (0.26)(1) $     (0.86)(1) $     (0.49)(1)
                                                             ================    ================   =============   =============
   Diluted                                                   $         (0.17)(1) $        (0.26)(1)$      (0.86)(1)$      (0.49)(1)
                                                             ================    ================   =============   =============
Shares used in calculation of loss per share:
   Basic                                                              15,592 (1)         14,554 (1)       15,512(1)       14,551(1)
                                                             ================    ================   =============   =============
   Diluted                                                            15,592 (1)         14,554 (1)       15,512(1)       14,551(1)
                                                             ================    ================   =============   =============



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


                                                             NEUROGEN CORPORATION
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (In thousands)


                                                                         SIX MONTHS           SIX MONTHS
                                                                            ENDED                ENDED
                                                                        JUNE 30, 2000        JUNE 30, 1999
                                                                        (UNAUDITED)           (UNAUDITED)
                                                                    -----------------      ---------------


Cash flows from operating activities:
   Net loss                                                         $      (13,316)         $      (7,121)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization expense                                 1,075                  1,260
       Stock compensation expense                                            6,671                     51
       Other noncash compensation                                              287                    256
       Loss on disposal of assets                                               34                     -
   Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable and accrued expenses             37                   (946)
       Increase  in unearned revenue from corporate partners                12,883                  3,000
       (Increase)decrease in receivable from corporate partners             (1,282)                   455
       Decrease in other assets, net                                           153                    203
                                                                     -----------------      ---------------
          Net cash provided by (used in) operating activities                6,542                 (2,842)

Cash flows from investing activities:
       Purchase of plant and equipment                                        (991)                  (605)
       Purchases of marketable securities                                   (1,578)               (11,858)
       Maturities and sales of marketable securities                        21,261                 36,316
                                                                     -----------------      ---------------
          Net cash provided by investing activities                         18,692                 23,853

Cash flows from financing activities:
       Exercise of employee stock options                                    8,622                    284
       Proceeds from private placement of common stock                      37,200                     -
       Principal payments under mortgage payable                                -                     (74)
                                                                     -----------------      ---------------
          Net cash provided by financing activities                         45,822                    210
                                                                     -----------------      ---------------
Net increase in cash and cash equivalents                                   71,056                 21,221
Cash and cash equivalents at beginning of period                            31,588                 26,066
                                                                     -----------------      ---------------
Cash and cash equivalents at end of period                           $     102,644          $      47,287
                                                                     =================      ===============



See accompanying notes to consolidated financial statements.

                              Neurogen Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

               In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION. SAB No. 101, as amended by SAB No. 101A and 101B, provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change in the fiscal quarter ending December 31, 2000.

               SAB No. 101 requires that license and other up front fees from research collaborations be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company believes its current revenue recognition policy is in compliance with SAB No. 101 and the application of the guidance to their financial statements will not result in a material change upon adoption in the fourth quarter of 2000.

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

 (7)      PRIVATE PLACEMENT

               On June 30, 2000, the Company entered into a private placement agreement with certain institutional investors, pursuant to which the Company issued 1,638,000 shares of its common stock at $25.00 per share for gross proceeds of $40,950,00, of which $37,200,000 was received by June 30th. The Company also incurred cash expenses of approximately $2,500,000 in connection with the private placement, which will result in total net proceeds of $38,450,000.

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

          THREE MONTHS ENDED JUNE 30, 2000 AND 1999

               The Company's operating revenues increased to $4.5 million for the three months ended June 30, 2000 as compared to $2.3 million for the same period in 1999. This increase in operating revenues was due to the recognition of $2.2 million in revenue recognized under the Pfizer Technology Transfer Agreement (described below). Operating revenues in future periods may fluctuate significantly due to many factors, including those described throughout this section.

               Research and development expenses increased 13 percent to $6.6 million for the three-month period ended June 30, 2000 as compared to $5.9 million for the same period in 1999. The increase is primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD Program for the discovery of new drug candidates. Research and development expenses represented 81 percent and 85 percent of total expenses in the three month periods ended June 30, 2000 and 1999, respectively.

               General and administrative expenses increased 49 percent to $1.5 million for the three-month period ended June 30, 2000 as compared to $1.0 million for the same period in 1999. This increase is attributed to additional administrative and technical services, and personnel to support the protection of Neurogen's growing intellectual property estate and the pursuit of potential collaborative relationships to support and commercialize Neurogen's expanding research pipeline.

               Other income, consisting primarily of interest income and gains and losses from invested cash and marketable securities, increased 22 percent for the second quarter of 2000 as compared to the same period in 1999 due primarily to higher available interest rates.

               The Company recognized a net loss of $2.6 million for the three months ended June 30, 2000 as compared with a net loss of $3.7 million for the same period in 1999. The decrease in the net loss is primarily due to the recognition of $2.2 million in revenue under the Pfizer Technology Transfer Agreement in the second quarter of 2000, offset by increases in general and administrative and research and development expenses due to the factors described above.

          SIX MONTHS ENDED JUNE 30, 2000 AND 1999

               The Company's operating revenues increased to $7.4 million for the six months ended June 30, 2000 from $5.0 million for the same period in 1999. The increase in operating revenues was due to the recognition of $2.4 million in revenue under the Pfizer Technology Transfer Agreement (described below). Operating revenues in future periods may fluctuate significantly due to many factors, including those described throughout this section.

               Research and development expenses increased 12 percent to $13.1 million for the six months ended June 30, 2000 as compared to $11.8 million for the same period in 1999. This increase is primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD Program for the discovery of new drug candidates. Research and development expenses represented 81 percent of total operating expenses (excluding a non-recurring, non-cash compensation charge) for the six-month period ended June 30, 2000 as compared to 84 percent for the same period in 1999.

               General and administrative expenses increased 38 percent to $2.9 million for the six-month period ended June 30, 2000 as compared to $2.1 million for the same period in 1999. This increase is attributed to additional administrative and technical services, and personnel to support the protection of Neurogen's growing intellectual property estate and the pursuit of potential collaborative relationships to support and commercialize Neurogen's expanding research pipeline.

               Other income, consisting primarily of interest income and gains and losses from invested cash and marketable securities, increased to $2.0 million for the six months ended June 30, 2000 as compared to $1.8 million for the same period in 1999, due primarily to higher available interest rates.

               The Company recognized a net loss of $13.3 million for the six months ended June 30, 2000 as compared with a net loss of $7.1 million for the same period in 1999. The increase in net loss is primarily due to a non-recurring non-cash $6.5 million charge recognized in the first quarter of 2000 upon the vesting of 137,625 shares of restricted stock granted to certain employees in 1998.

                LIQUIDITY AND CAPITAL RESOURCES

               At June 30, 2000 and December 31, 1999, cash, cash equivalents and marketable securities were in the aggregate $116.4 million and $65.0 million respectively. This increase was due primarily to the receipt in the first half of 2000 of $37.2 million from a private placement of common stock, $8.7 million in stock option exercises, and the receipt of $14.0 million in payments from Pfizer under the Technology Transfer Agreement described below. While the Company's aggregate level of cash, cash equivalents and marketable securities increased during the first half of 2000, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

               Neurogen's cash requirements to date have been met by the proceeds of its financing activities, amounts received pursuant to collaborative or technology transfer arrangements and interest earned on invested funds. The Company's financing activities include private placement offerings of its common stock, three prior to its initial public offering and one subsequent, underwritten public offerings of the Company's common stock in 1989, 1991 and 1995, and the private sale of common stock to Pfizer in connection with entering into the Pfizer Agreements and to American Home Products in a licensing agreement. Total funding received from these financing activities was approximately $142.8 million. The Company's expenditures to date have been primarily to fund research and development and general and administrative expenses and to construct and equip its research and development facilities.

               In the first quarter of 1992, the Company entered into the 1992 Pfizer Agreement pursuant to which Pfizer made a $13.8 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to five years (later extended as described below) for Neurogen's research programs for the discovery of GABA-based drugs for the treatment of anxiety and cognitive disorders. As of June 30, 2000, Pfizer had provided $38.7 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, as extended, and $0.5 million for the achievement of certain clinical development and regulatory milestones. Neurogen is eligible to receive additional milestone payments of up to $12.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter GABA. Pfizer will pay Neurogen royalties based upon net sales levels, if any, for such products.

               Neurogen and Pfizer entered into their second collaborative agreement, the 1994 Pfizer Agreement, in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended as described below) for Neurogen's research program for the development of GABA-based drugs for the treatment of sleep disorders. As of June 30, 2000, Pfizer had provided $12.6 million of research funding to the Company pursuant to the 1994 Pfizer Agreement, as extended, and $0.3 million for the achievement of a clinical development milestone. Neurogen could also receive additional milestone payments of up to $3.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties based upon net sales levels, if any.

               In December 1996 and again in December 1998, Neurogen and Pfizer extended and combined Neurogen's research efforts under the 1992 and 1994 Agreements. Pursuant to the extension agreements, Neurogen has received $3.1 million in the first six months of 2000 (which amount is included in the above-described cumulative totals received for the 1992 and 1994 agreements) and under the extension expects to receive an additional $3.1 million during the remainder of 2000 for research and development funding of the Company's GABA-based anxiolytic, cognitive enhancer and sleep disorders projects.

               Under  both  the  1992  Pfizer  Agreement  and  the  1994  Pfizer
          Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

               Neurogen and Pfizer entered into their third collaborative agreement, the 1995 Pfizer Agreement, in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company bringing Pfizer's ownership of the Company's common stock up to approximately 21 percent. Pfizer also paid a $3.5 million license fee. Additionally Pfizer agreed, among other things, to fund a specified level of resources for up to five years for Neurogen's research program for the discovery of drugs which work through the neuropeptide Y (NPY) mechanism for the treatment of obesity and other disorders. As of June 30, 2000, Pfizer had provided $13.0 million in research funding pursuant to the 1995 Pfizer Agreement. In 1998, Pfizer exercised its option under the 1995 Pfizer Agreement to extend the NPY research program and also agreed to fund increased Neurogen staffing on the program and thereby pay Neurogen $3.1 million to fund a fourth year of research, through October 1999. In 1999, Pfizer elected to further extend the research program through October 2000 and to pay Neurogen $2.6 million in 2000 for research done through that date. Neurogen could also receive milestone payments of up to approximately $28.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage clinical development costs and has retained the right to manufacture any collaboration products in NAFTA countries. Neurogen has also retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.

               In June 1999, Neurogen and Pfizer entered into a technology transfer agreement, (the "Pfizer Technology Transfer Agreement"). Under the terms of this agreement, Pfizer has agreed to pay Neurogen a total of $27.0 million over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD technologies for the discovery of new drugs, along with the installation of an AIDD system. Additional payments are also possible upon Pfizer's successful utilization of this technology. Pfizer has received a non-exclusive license to certain AIDD intellectual property, and the right to employ this technology in its own drug development programs. As of June 30, 2000, Pfizer had provided $17.0 million in license fees pursuant to the Pfizer AIDD agreement of which $2.9 million has been recognized to date. Remaining revenues associated with amounts received under the Pfizer Technology Transfer Agreement will be recognized in future periods and may fluctuate significantly depending on the timing and completion of the Company's transfer of technology and systems pursuant to the agreement.

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

                           Part II - Other Information

Item 1. Legal Proceedings

              Not applicable for the second quarter ended June 30, 2000.

Item 2. Changes in Securities

               On June 28, 2000, the Company entered into definitive purchase agreements with selected institutional investors for the sale of newly-issued common stock in the aggregate of 1,638,000 shares at a price of $25.00 per share, resulting in total cash proceeds of $40,950,000. The net proceeds will be utilized in applying the Company's AIDD technologies to new drug discovery targets emerging from the sequencing of the human genome.

               The shares of common stock sold in the offering were not registered pursuant to the exemptions in section 4(2) of Regulation D under the Securities Act of 1993 as amended, and could not be offered or sold absent registration or an applicable exemption from registration. The Company filed a registration statement on July 14, 2000, to register the shares for resale.

Item 3. Defaults upon Senior Securities

              Not applicable for the second quarter ended June 30, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

               On June 19, 2000, the Company held its annual meeting of stockholders (i) to elect a board of twelve directors (Proposal
          1);(ii)to adopt the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (Proposal 2) and (iii) to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the independent auditors for the Company for the fiscal year ending December 31, 2000 (Proposal 3).

          Proposal 1

               The stockholders elected the persons named below, the Company's nominees for directors, as directors of the Company, casting votes in favor of such nominees or withholding votes as indicated:

                              Votes in Favor           Votes Withheld
                              --------------           --------------

Felix J. Baker, Ph.D.          11,522,406                  10,128
Julian C. Baker                11,522,406                  10,128
Barry M. Bloom, Ph.D.          11,522,406                  10,128
Robert N. Butler               11,522,406                  10,128
Frank C. Carlucci              11,522,506                  10,028
Jeffrey J. Collinson           11,522,606                   9,928
Mark Novitch, M.D.             11,522,606                   9,928
Harry H. Penner, Jr.           11,522,606                   9,928
Robert H. Roth, Ph.D.          11,522,606                   9,928
John Simon                     11,522,606                   9,928
John F. Tallman, Ph.D.         11,522,606                   9,928
Suzanne H. Woolsey, Ph.D.      11,522,606                   9,928

          All of the Directors elected are continuing their term of office as Directors after the annual meeting.

          The Stockholders approved Proposal 2, voting as follows:



                    Affirmative Votes       Negative Votes       Votes Abstained
                    -----------------       --------------       ---------------
Proposal 2             10,885,742              640,267                6,525

               The Stockholders approved Proposal 3, voting as follows:

                    Affirmative Votes       Negative Votes       Votes Abstained
                    -----------------       --------------       ---------------
Proposal 3             11,526,951                2,303                3,280

Item 5. Other Information

               Not applicable for the second quarter ended June 30, 2000.

Item 6. Exhibits and Reports on Form 8-K

               (a) See Exhibit Index on page 16.

               (b) The  Company  filed a Current  Report on Form 8-K on July 12,
                   2000 to submit for filing a News Release of the Company dated June 29, 2000 disclosing definitive purchase agreements for the sale of newly-issued common stock by the Company to selected institutional investors on June 28, 2000.

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

Date:  August 14, 2000

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

10.27 - Technology Agreement dated as of June 15, 1999 between the Company and Pfizer Inc (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarterly period ended June 30, 1999).

10.28 - Employment Contract between the Company and Alan J. Hutchison, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).


10.29 - Employment Contract between the Company and Stephen R. Davis, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).

10.30 - Employment Contract between the Company and Kenneth R. Shaw, dated as of December 1, 1999 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).

10.31   - Neurogen Corporation 2000 Non-Employee Directors Stock Option Program.

10.32   - Form  of  Non-Qualified  Stock   Option  Agreement  currently  used in
          connection with the grant of options under the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program.

10.33 - Registration Rights Agreement dated as of June 26, 2000 between the Company and the Purchasers listed on Exhibit A thereto.

27.1    - Financial Data Schedule

                                                                   EXHIBIT 10.31



                              NEUROGEN CORPORATION

                2000 NON-EMPLOYEE DIRECTORS STOCK OPTION PROGRAM

1. Purpose. The purpose of the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (the "Program") is to promote the interests of Neurogen Corporation (the "Company") and its shareholders by strengthening the Company's ability to attract and retain the services of experienced and knowledgeable non-employee directors through formula grants of non-qualified stock options to acquire the Company's Common Stock, par value $.025 per share. In addition, such grants will encourage the closer alignment of the interests of such directors with those of the Company's shareholders.

2. Definitions. For purposes of the Program, the following terms shall have the meanings set forth below:

               2.1  "Annual  Grant"  shall have the meaning set forth in Section
                    4.3 of the Program. 2.2 "Annual Meeting" means the annual meeting of the Company's shareholders for any fiscal year as determined by the Company's By-Laws.

               2.3 "Award Agreement" means the stock option agreement executed by each of the Eligible Directors pursuant to Sections 4 and
                    10.3 of the Program in connection with the granting of the options hereunder.

               2.4 "Board" means the Board of Directors of the Company, as constituted from time to time.

               2.5  "Change of Control" means

                    (i) any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) acquires, as a result of any purchase or exchange, or any merger, consolidation or other reorganization, a majority of the outstanding voting securities or assets of the Company or

                    (ii) the  Board or the  Company's  shareholders,  either  or both, as may be required to authorize the same, shall approve any liquidation or dissolution of the Company or sale of all or substantially all of the assets of the Company.

               2.6 "Code" means the Internal Revenue Code of 1986, as in effect and as amended from time to time, or any successor statute thereto, together with any rules, regulations and interpretations promulgated thereunder or with respect thereto.

               2.7 "Committee" shall have the meaning set forth in Section 3.3 of the Program.

               2.8 "Common Stock" means the Common Stock, par value $.025 per share, of the Company or any security of the Company issued by the Company in substitution or exchange therefor.

               2.9  "Company"   means   Neurogen    Corporation,    a   Delaware
                    corporation,   or  any  successor  corporation  to  Neurogen
                    Corporation.

               2.10 "Eligible  Director" means any Non-Employee  Director of the
                    Company who becomes a member of the Board.

               2.11 "Exchange Act" means the Securities Exchange Act of 1934, as in effect and as amended from time to time, or any successor statute thereto, together with any rules, regulations and interpretations promulgated thereunder or with respect thereto.

               2.12 "Fair Market  Value" means on, or with respect to, any given date(s), the closing price for the Common Stock, as reported on the NASDAQ National Market System for such date(s) or, if the Common Stock was not traded on such date(s), on the next preceding day or days on which the Common Stock was traded. If at any time the Common Stock is not traded on the NASDAQ National Market System, the Fair Market Value of a share of the Common Stock shall be determined in good faith by the Board.

               2.13 "Grant Date" means the date on which an Initial  Grant or an
                    Annual Grant is made to an Eligible Director.

               2.14 "Initial  Grant" shall have the meaning set forth in Section
                    4.2 of the Program.

               2.15 "Non-Employee  Director"  means any  director of the Company who is not, and who has not been for at least one year preceding the commencement of his or her membership on the Board, an employee of the Company, or any parent or subsidiary companies of the Company.

               2.16 "Option  Period" shall have the meaning set forth in Section
                    4.7 of the Program.

               2.17 "Option  Shares" shall have meaning set forth in Section 3.2 of the Program.

               2.18 "Option(s)"  means the stock  option(s) to acquire shares of
                    Common Stock granted pursuant to the provisions of Section 4 of the Program and the relevant Award Agreement.

               2.19 "Program" means the Neurogen  Corporation 2000  Non-Employee
                    Directors Stock Option Program, as set forth herein and as in effect and as amended from time to time (together with any rules and regulations promulgated by the Committee in accordance with Section 3.4 of the Program).

               2.20 "Reelected   Director"   means  an  Eligible   Director  who
                    previously received an Initial Grant, terminated service as a director of the Company and is subsequently elected or appointed to the Board.

               2.21 "SEC" means the Securities and Exchange  Commission,  or any successor governmental agency.

               2.22 "SEC Rule 16b-3" means Rule 16b-3, as promulgated by the SEC under Section 16(b) of the Exchange Act, or any successor rule or regulation thereto, as such Rule is amended or applied from time to time.

               2.23 "Subsidiary(ies)"  means  any  corporation  (other  than the
                    Company) in an unbroken chain of corporations, including and beginning with the Company, if each of such corporations, other than the last corporation in the unbroken chain, owns, directly or indirectly, more than fifty percent (50%) of the voting stock in one of the other corporations in such chain.

               2.24 "Termination"  means a termination of an Eligible Director's membership on the Board.

3.   Term of the Program; Common Stock Subject to the Program; Administration.

               3.1 Term. The Program shall continue in effect until it is terminated by action of the Board or of the Company's shareholders, but any such termination shall not affect the terms of any then outstanding Options.

               3.2 Common Stock. The maximum number of shares of Common Stock in respect of which Options may be granted under the Program, subject to adjustment as provided in Section 8.2 of the Program, shall not exceed two hundred thousand (200,000) shares (the "Option Shares"). In the event of a change in the Common Stock of the Company that is limited to a change in the designation thereof to "Capital Stock" or other similar designation, or to a change in the par value thereof, or from par value to no par value, without increase or decrease in the number of issued shares, the shares resulting from any such change shall be deemed to be the Common Stock for purposes of the Program. Common Stock which may be issued under the Program may be either authorized and unissued shares or issued shares which have been reacquired by the Company (in the open market or in private transactions) and which are being held as treasury shares. No fractional shares of Common Stock shall be issued under the Program. If any Option granted under the Program expires or terminates for any reason without having been exercised in full, the Option Shares subject to, but not delivered under, any such Option may become available for the grant of other Options under the Program.

               3.3 The Committee. Subject to the terms and provisions of the Program, the Program shall be administered by a committee selected by the Board (the "Committee").

               3.4 Program Administration and Program Rules. The Committee shall have the power to interpret and construe the terms and provisions of the Program, to determine questions that arise thereunder, to designate persons to carry out the day-to-day ministerial administration of the Program under such conditions and limitations as it may prescribe, and to promulgate, adopt, amend and rescind such rules and regulations for implementing and administering the Program as the Committee deems necessary or desirable. Any determination, decision or action of the Committee in connection with the construction, interpretation, administration or implementation of the Program shall be final, binding and conclusive upon all Eligible Directors and any person(s) claiming under or through any Eligible Directors.

4.   Non-Qualified Stock Option Grants.

               4.1 Term. All Options granted under the Program shall be nonstatutory options that are not "incentive stock options" within the meaning of Section 422 of the Code.

               4.2 Initial Grant. An initial Option to acquire five thousand (5,000) Option Shares (as adjusted pursuant to Section 8.2 of the Program) shall be granted (an "Initial Grant") to each Eligible Director immediately following any Annual Meeting at which such Eligible Director is first elected by the Company's shareholders or when such Eligible Director is otherwise first elected or appointed by the Board to be a director, whichever is applicable; provided, however, that a Reelected Director shall not receive a second Initial Grant.

               4.3 Annual Grant. An annual Option to acquire five thousand (5,000) Option Shares (as adjusted pursuant to Section 8.2 of the Program) shall be granted (an "Annual Grant") automatically each year on the anniversary of each Eligible Director's election, reelection, appointment or reappointment to the Board.

               4.4 Exercise Price. The option exercise price per Option Share for an Initial Grant and an Annual Grant shall be the Fair Market Value on the Grant Date.

               4.5 Method of Exercise. Upon becoming exercisable in accordance with Section 5 of the Program, an Option may be exercised in whole or in part at any time and from time to time during the Option Period by giving written notice of exercise to the Secretary of the Company or the Secretary's designee specifying the number of Option Shares in respect of which the Option is being exercised. Such notice shall be accompanied by payment in full of the aggregate option exercise price for the Option Shares to be acquired. The date both such notice and payment are received by the office of the Secretary of the Company shall be the date of exercise of the Option as to such number of Option Shares. No Option may be exercised at any time in respect of a fractional share.

               4.6 Form of Payment. Payment of the aggregate option exercise price may be in cash or by certified, cashier's or personal check. Payment may also be made in whole or in part by the transfer to the Company of shares of Common Stock already owned by an Eligible Director for at least six months and having a Fair Market Value equal to all or a portion of the option exercise price at the time of such exercise.

               4.7 Option Period. Each Option shall expire ten years from its Grant Date (the "Option Period"); provided, however in the event of the Termination of an Eligible Director, any outstanding unexercised Option of such Eligible Director that has not vested pursuant to Section 5 of the Program shall be deemed to be vested and shall be exercisable upon the effectiveness of such Termination and all outstanding and unexercised Options of such Eligible Director (whether such Options vested prior to or at Termination) shall expire one (1) year after the date of any such Termination or on the stated grant expiration date, whichever is earlier.

               4.8 Right to Exercise. The right of any Eligible Director (or any person or entity receiving a transfer of an Option directly from an Eligible Director as permitted in Section 10.5(b)) to exercise an Option granted under the Program shall, during the lifetime of such Eligible Director (or direct transferee) be exercisable only by such Eligible Director (or transferee) and shall not be assignable by such Eligible Director (or transferee) other than by will or the laws of descent and distribution or by the Eligible director pursuant to Section 10.5(b).

               4.9 Limitation of Rights. Neither the recipient of an Option under the Program nor an Eligible Director's transferee or successor or successors in interest shall have any rights as a shareholder of the Company with respect to any Option Shares subject to an Option granted to such person until the date of issuance of a stock certificate in respect of such Option Shares.

               4.10 Regulatory  Approval.  The Company  shall not be required to issue any certificate or certificates for Option Shares upon the exercise of an Option granted under the Program or to record as a holder of record of Option Shares the name of the individual exercising an Option under the Program, without obtaining to the complete satisfaction of the Committee the approval of all regulatory bodies, if any, deemed necessary by the Committee and without complying, to the Committee's complete satisfaction, with all rules and regulations under federal, state, or local law deemed applicable by the Committee.

5. Vesting. Subject to Section 4.7 and Section 6 of the Program, one-twelfth (1/12) of each Option (in respect of the aggregate underlying Option Shares) shall become exercisable on the last day of each month, beginning the last day of the month in which such Option Shares were granted.

6. Acceleration of Vesting Upon Change of Control. Anything in the Program to the contrary notwithstanding, if a Change of Control of the Company occurs all Options then unexercised and outstanding shall become fully vested and exercisable as of the date of the Change of Control. The immediately preceding sentence shall apply to only those Eligible Directors who are members of the Board as of the date of the Change of Control.

7.   Tax  Reimbursement.  All taxes, if any, in respect of any Option(s) granted
     hereunder  to  the   Eligible   Director   hereunder   shall  be  the  sole
     responsibility of and shall be paid by the Eligible Director.

8.   Changes in Capitalization and Other Matters.

               8.1 No Corporate Action Restriction. The existence of the Program, any Award Agreement and/or the formula grants made hereunder shall not limit, affect or restrict in any way the right or power of the Board or the shareholders of the
                    Company   to  make   or   authorize

                    (a) any adjustment, recapitalization, reorganization or other change in the Company's or any Subsidiary's capital structure or its business,

                    (b) any merger, consolidation or change in the ownership of the Company or any Subsidiary,

                    (c) any issue of secured or unsecured indebtedness, capital, preferred or prior preference stocks ahead of or affecting the Company's or any Subsidiary's capital stock or the rights thereof,

                    (d) any dissolution or liquidation of the Company or any Subsidiary,

                    (e) any sale or transfer of all or any part of the Company's or any Subsidiary's assets or business, or

                    (f) any other corporate act or proceeding by the Company or any Subsidiary.

                    An Eligible Director, any transferee or beneficiary(ies) of any such Eligible Director or any other person shall not have any claim against any member of the Board or any committee thereof, the Company or any Subsidiary or any employees, officers or agents of the Company or any Subsidiary, as a result of any such action.

               8.2 Recapitalization Adjustments. In the event of any change in capitalization affecting the Common Stock, including, without limitation, a stock dividend or other distribution, stock split, reverse stock split, recapitalization, consolidation, merger, subdivision, split-up, spin-off, split-off, combination or exchange of shares or other form of reorganization or recapitalization, or any other change affecting the Common Stock (any of these being an "Adjustment Event"), the Committee may make such adjustment as it deems appropriate to reflect such change, including, without limitation, with respect to the aggregate number and class of shares of the Common Stock (or number and kind of other securities or property) subject to and authorized by the Program, the number and class of shares of Common Stock (or number and kind of other securities or property) in respect of which an Option may be granted to an Eligible Director under the Program as provided in Section 4, the number and class of Option Shares (or number and kind of other securities or property) subject to each Option outstanding and the per share (or other security or property) exercise price specified for each Option outstanding. In addition, upon an Adjustment Event, the Committee may cancel any or all outstanding Options in exchange for a payment in respect of each such Option equal to the product of

                    (a)  the excess of

                         (i) the fair market value of a share at the time of the Adjustment Event over

                         (ii) the per share exercise price of such Option and

                    (b)  the number of shares subject to such Option.

9. Amendment; Termination. The Board may suspend or terminate the Program (or any portion thereof) at any time and may amend the Program at any time and from time to time in such respects as the Board may deem advisable; provided, however, that the terms and provisions of the Program which determine the eligibility of directors and the amount, price and timing of the formula grants hereunder shall not be amended more than once every six months, other than to comport with changes in the Code or the Employee Retirement Income Security Act of 1974, as amended, and the rules thereunder; provided, further, that without majority shareholder approval, no such amendment shall

                    (a) except as provided in Section 8.2 of the Program, materially increase the number of shares of Common Stock which may be issued under the Program,

                    (b) modify in any way the requirements as to eligibility for grants under the Program, or

                    (c) increase the benefits accruing to Eligible Directors under the Program. In addition, no such amendment, suspension or termination shall be effective if it would materially adversely affect the rights of any Eligible Director in respect of any outstanding Option, without the consent of such Eligible Director.

10.  Miscellaneous.

               10.1 No Right to Continue as  Director.  Neither the  adoption of the Program, the granting of an Option, nor any other action taken pursuant to the Program shall constitute or be evidence of any agreement or understanding, express or implied, that an Eligible Director has a right to continue as a director of the Company for any period of time or at any particular rate of remuneration.

               10.2 Listing, Registration and Other Legal Compliance. No Options
                    or Common Stock shall be issued under the Program unless legal counsel for the Company shall be satisfied that such issuance will be in compliance with all applicable federal and state securities laws and regulations and any other applicable laws or regulations. The Company may require, as a condition of any payment or share issuance, that certain agreements, undertakings, representations, certificates and/or information, as the Company may deem necessary or advisable, in its sole discretion, be executed or provided to the Company to assure compliance with all such applicable laws or regulations. Certificates for any Options and/or Common Stock delivered under the Program may be subject to such stock-transfer orders and such other restrictions as the Company may deem advisable under the rules, regulations or other requirements of the SEC, any stock exchange upon or trading system in which the Common Stock is then listed or traded and any applicable federal or state securities law. In addition, if, at any time specified herein (or in any Award Agreement or otherwise) for

                    (a) the issuance or other distribution of any Options and/or Common Stock or

                    (b)  the payment of amounts to any  Eligible  Director,

                    any law, rule, regulation or other requirement of any governmental authority or agency shall require either the Company, any Subsidiary or any Eligible Director (or any estate, designated beneficiary or other legal representative thereof, as the case may be and as determined by the Committee) to take any action in connection with any such determination, any Options to be issued or distributed, any such payment or the making of any such determination, as the case may be, shall be deferred until such required action is taken. The Program and all transactions under the Program are intended to comply with all applicable conditions of SEC Rule 16b-3. To the extent any provision of the Program fails to so comply with such rule, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Company.

               10.3 Award  Agreements.  Each  Eligible  Director  shall,  at the request of the Company, enter into an Award Agreement with the Company in a form specified by the Company. Each such Eligible Director shall agree to the restrictions, terms and conditions set forth in such Award Agreement and/or the Program.

               10.4 Designation  of  Beneficiary.  Each  Eligible  Director  may
                    designate a beneficiary or beneficiaries to exercise an Option or to receive any payment which under the terms of the Program and the relevant Award Agreement may become exercisable or payable on or after the Eligible Director's death. At any time, and from time to time, any such designation may be changed or cancelled by the Eligible Director without the consent of any such beneficiary. Any such designation, change or cancellation must be on a form provided for that purpose by the Company and shall not be effective until received by the Company. If no beneficiary has been designated by a deceased Eligible Director, or if the designated beneficiaries have predeceased the Eligible Director, the beneficiary shall be the Eligible Director's estate. If the Eligible Director designates more than one beneficiary, any payments under the Program to such beneficiaries shall be made in equal shares unless the Eligible Director has expressly designated otherwise, in which case the payments shall be made in the shares designated by the Eligible Director.

               10.5 Non-transferability  of  Awards.

                    (a) Except as otherwise provided in clause (b) below, no Option under the Program or any Award Agreement, and no rights or interests herein or therein, shall or may be assigned, transferred, sold, exchanged, encumbered, pledged or otherwise hypothecated or disposed of by any Eligible Director or any beneficiary(ies) of any Eligible Director, except by testamentary disposition by the Eligible Director or the laws of intestate succession. No such interest shall be subject to execution, attachment or similar legal process, including, without limitation, seizure for the payment of an Eligible Director's debts, judgements, alimony or separate maintenance. Any attempt to sell, exchange, transfer, assign, pledge, encumber or otherwise dispose of or hypothecate in any way any such awards, rights or interests or the levy of any execution, attachment or similar legal process thereon, contrary to the terms of this Program shall be null and void and without legal force or effect.

                    (b) During the Eligible Director's lifetime, the Eligible Director may, with the consent of the Committee, transfer without consideration all or any portion of an Option to one or more members of his or her Immediate Family (as defined below), to a trust established for the exclusive benefit of one or more members of his or her Immediate Family, to a partnership in which all the partners are members of his or her Immediate Family, or to a limited liability company in which all the members are members of his or her Immediate Family; provided, however, that any such Immediate Family, trust, partnership or limited liability company shall agree to be and shall be bound by the terms and provisions of the Program, and by the terms and provisions of any applicable outstanding Award Agreements or other agreements covering the Options or the shares subject to the options. For purposes of this Agreement, "Immediate Family" means the Eligible Director's children, stepchildren, grandchildren, parents, stepparents, grandparents, spouse, siblings (including half-brothers and half-sisters), in-laws, and all such relationships arising because of legal adoption.

               10.6 Governing Law. The Program and all actions taken  thereunder shall be governed by and construed in accordance with the laws of the State of Delaware, without reference to the principles of conflict of laws thereof. Any titles and headings herein are for reference purposes only, and shall in no way limit, define or otherwise affect the meaning, construction or interpretation of any provisions of the Program.

               10.7 Effective  Date.  The Program  shall be  effective  upon its adoption by the Board, subject to the approval of the Program by the Company's shareholders.

                                                                   EXHIBIT 10.32

                      NON-QUALIFIED STOCK OPTION AGREEMENT
                                 pursuant to the
                              NEUROGEN CORPORATION
                2000 NON-EMPLOYEE DIRECTORS STOCK OPTION PROGRAM



          Optionee:
          Grant Date:
          Per Share Exercise Price:
          Number of Option Shares subject to this Option:

               THIS NON-QUALIFIED STOCK OPTION AGREEMENT (this "Agreement"), dated as of the Grant Date specified above, is entered into by and between Neurogen Corporation, a Delaware Corporation (the "Company"), and the Optionee specified above, pursuant to the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program, as in effect and as amended from time to time (the "Program"); and

               WHEREAS, it has been determined under the Program that it would be in the best interests of the Company to grant automatically the non-qualified stock option provided for herein to the Optionee;

               NOW, THEREFORE, in consideration of the mutual covenants and premises hereinafter set forth and for other good and valuable considerations, the parties hereto hereby mutually convenant and agree as follows:

               1. Incorporation By Reference: Program Document Receipt. This agreement is subject in all respect to the terms and provisions of the Program (including, without limitation, any amendments thereto adopted at any time and from time to time if such amendments are expressly intended to apply to the grant of the option hereunder), all of which terms and provisions are made a part of and incorporated in this Agreement as if they were each expressly set forth herein. Any capitalized term not defined in this Agreement shall have the same meaning as is ascribed thereto under the Program. The Optionee hereby acknowledges receipt of a true copy of the Program and that the Optionee has read the Program carefully and fully understands its content. In the event of any conflict between the terms of this Agreement and the terms of the Program, the terms of the Program shall control.

               2. Grant of Option. The Company hereby grants to the Optionee, as of the Grant Date specified above, a non-qualified stock option (this "Option") to acquire from the Company at the Per Share Exercise Price specified above the aggregate number of shares of the Common Stock specified above (the "Option Shares"). This Option is not to be treated as (and is not intended to qualify as) an incentive stock option within the meaning of Section 4.22 of the Code.

               3. Exercise of this Option.

                    3.1 This Option shall become  exercisable in accordance with and to the extent provided by the terms and provisions of Section 5 of the Program.

                    3.2 Unless earlier  terminated in accordance  with the terms and provisions of the Program, this Option shall expire and shall no longer be exercisable after the expiration of ten years from the Grant Date (the "Option Period").

                    3.3 In no event  shall  this  Option  be  exercisable  for a fractional share of Common Stock.

               4. Method of Exercise and Payment. This Option shall be exercised by the Optionee by delivering to the Secretary of the Company or his or her designated agent on any business day (the "Exercise Date") a written notice, in such manner and form as may be required by the Company, specifying the number of the Option Shares the Optionee then desires to acquire (the "Exercise Notice"). The Exercise Notice shall be accompanied by payment in full of the aggregate Per Share Exercise Price for such number of the Option Shares to be acquired upon such exercise. Such payment shall be made in the manner set forth in
          Section 4.6 of the Program.

               5. Termination. This Option shall terminate and be of no force or effect in accordance with and to the extent provided by the terms and provisions of Section 4.7 of the Program. In any event, this option shall terminate upon the expiration of the Option Period.

               6. Non-transferability. This Option, and any rights or interests therein, shall not be sold, exchanged, transferred, assigned or otherwise disposed of in any way at any time by the Optionee (or any beneficiary (ies) of the Optionee), other than by testamentary disposition by the Optionee or the laws of intestate succession. This Option shall not be pledged, encumbered or otherwise hypothecated in any way at any time by the Optionee (or any beneficiary (ies) of the Optionee) and shall not be subject to execution, attachment or similar legal process. Any attempt to sell, exchange, pledge, transfer, assign, encumber or otherwise dispose of or hypothecate this Option in any way, or the levy of any execution, attachment or similar legal process upon this Option, contrary to the terms of this Agreement and/or the Program shall be null and void and without legal force or effect. This Option shall be exercisable during the Optionee's lifetime only by the Optionee.

               7. Entire Agreement: Amendment. This Agreement contains the entire agreement between the parties hereto with respect to the subject matter contained herein, and supersedes all prior agreements or prior understandings, whether written or oral, between the parties relating to such subject matter. This Agreement may only be modified or amended by a writing-signed by both the Company and the Optionee.

               8. Notices. Any Exercise Notice or other notice which may be required or permitted under this Agreement shall be in writing, and shall be delivered in person or via facsimile transmission, overnight courier service or certified mail, return receipt requested, postage prepaid, properly addressed as follows.

                    8.1 If such notice is to the  Company,  to the  Attention of the secretary of Neurogen Corporation, 35 Northeast Industrial Road, Branford, Connecticut 06405, or at such other address as the Company, by notice to the Optionee, shall designate in writing from time to time.

                    8.2 If such notice is to the Optionee, at his or her address as shown on the Company's records, or at such other address as the Optionee, by notice to the Company, shall designate in writing from time to time.

               9. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without reference to the principles of conflict of laws thereof.

               10. Compliance wiith Laws. The issuance of this Option (and the Option Shares upon exercise of this Option) pursuant to this Agreement shall be subject to, and shall comply with, any applicable requirements of any federal and state securities laws, rules and regulations (including, without limitation, the provisions of the Securities Act of 1933, as amended, the Exchange Act and the respective rules and regulations promulgated thereunder) and any other law or regulation applicable thereto. The company shall not be obligated to issue this Option or any of the Option Shares pursuant to this Agreement if any such issuance would violate any such requirements.

               11. Binding Agreement: Assignment. This Agreement shall inure to the benefit of, be binding upon, and be enforceable by the Company and its successors and assigns. The Optionee shall not assign any part of this Agreement without the prior express written consent of the Company.

               12. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which shall constitute one and the same instrument.

               13. Headings. The titles and heading of the various sections of this Agreement have been inserted for convenience of reference only and shall not be deemed to be a part of this Agreement.

               14. Further Assurances. Each party hereto shall do and perform (or shall cause to be done and performed) all such further acts and shall execute and deliver all such other agreements, certificates, instruments and documents as any party hereto reasonably may request in order to carry out the intent and accomplish the purposes of this Agreement and the Program and the consummation of the transactions contemplated thereunder.

               15. Severability. The invalidity or unenforceability of any provisions of this Agreement in any jurisdiction shall not affect the validity, legality or enforceability of the remainder of this
          Agreement in such jurisdiction or the validity, legality or enforceability of any provision of this Agreement in any other jurisdiction, it being intended that all rights and obligations of the parties hereunder shall be enforceable to the fullest extent permitted by law.

               IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer, and the Optionee has hereunto set his hand, all as of the Grant Date specified above.

                                                      NEUROGEN CORPORATION



                                           By: _________________________________
                                               Stephen R. Davis
                                               Senior Vice President and Chief
                                               Business Officer


                                               _________________________________
                                               Optionee

                                                                   EXHIBIT 10.33

                          REGISTRATION RIGHTS AGREEMENT

               This REGISTRATION  RIGHTS AGREEMENT (this "Agreement") is made as of June 26, 2000 by and among (i) Neurogen Corporation, a Delaware corporation (the "Company"), (ii) each person listed on Exhibit A attached hereto (collectively, the "Initial Investors" and each individually, an "Initial Investor"), and (iii) each person or entity that subsequently becomes a party to this Agreement pursuant to, and in accordance with, the provisions of Section 12 hereof (collectively, the "Investor Permitted Transferees" and each individually an "Investor Permitted Transferee").

               WHEREAS, the Company has agreed to issue and sell to the Initial Investors, and the Initial Investors have agreed to purchase from the Company, 1,638,000 shares (the "Purchased Shares") of the Company's common stock, $0.025 par value per share (the "Common Stock"), all upon the terms and conditions set forth in that certain Stock Purchase Agreement, dated of even date herewith, between the Company and the Initial Investors (the "Stock Purchase Agreement"); and

               WHEREAS, the terms of the Stock Purchase Agreement provide that it shall be a condition precedent to the closing of the transactions thereunder, for the Company and the Initial Investors to execute and deliver this Agreement.

               NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the parties hereto hereby agree as follows:

               1. DEFINITIONS. The following terms shall have the meanings provided therefor below or elsewhere in this Agreement as described below:

               "Board" shall mean the board of directors of the Company.

               "Closing" shall have the meaning ascribed to such term in the Stock Purchase Agreement.

               "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, and all of the rules and regulations promulgated thereunder.

               "Investors" shall mean, collectively, the Initial Investors and the Investor Permitted Transferees; provided, however, that the term "Investors" shall not include any of the Initial Investors or any of the Investor Permitted Transferees that ceases to own or hold any Purchased Shares.

               "Majority Holders" shall mean, at the relevant time of reference thereto, those Investors holding and/or having the right to acquire, as the case may be, more than fifty percent (50%) of the Registrable Shares held by all of the Investors.

               "Qualifying  Holder" shall have the meaning  ascribed  thereto in
          Section 12 hereof.

               "Registrable Shares" shall mean the Purchased Shares, provided, however, such term shall not, after the Mandatory Registration Termination Date, include any of the Purchased Shares that become or have become eligible for resale pursuant to Rule 144 or pursuant to Regulation S.

               "Regulation S" shall mean Regulation S promulgated under the Securities Act and any successor or substitute rule, law or provision.

               "Rule 144" shall mean Rule 144 promulgated under the Securities Act and any successor or substitute rule, law or provision.

               "SEC" shall mean the Securities and Exchange Commission.

               "Securities Act" shall mean the Securities Act of 1933, as amended, and all of the rules and regulations promulgated thereunder.

               2.  EFFECTIVENESS;   TERMINATION.  This  Agreement  shall  become
          effective and legally binding only if the Closing occurs. This Agreement shall terminate and be of no further force or effect, automatically and without any action being required of any party hereto, upon the termination of the Stock Purchase Agreement pursuant to Section 7 thereof.

               3. MANDATORY REGISTRATION.

               (a) Within ten (10) business days after the Closing, the Company will prepare and file with the SEC a registration statement on Form S-3 for the purpose of registering under the Securities Act all of the Registrable Shares for resale by, and for the account of, the Investors as selling stockholders thereunder (the "Registration Statement"). The Registration Statement shall permit the Investors to offer and sell, on a delayed or continuous basis pursuant to Rule 415 under the Securities Act, any or all of the Registrable Shares. The Company agrees to use reasonable efforts to cause the Registration Statement to become effective as soon as practicable. The Company shall be required to keep the Registration Statement effective until such date that is the earlier of (i) the date when all of the Registrable Shares registered thereunder shall have been sold or are eligible for resale pursuant to Section (k) of Rule 144 or (ii) the second anniversary of the Closing, subject to extension as set forth below (such date is referred to herein as the "Mandatory Registration Termination Date"). Thereafter, the Company shall be entitled to withdraw the Registration Statement and the Investors shall have no further right to offer or sell any of the Registrable Shares pursuant to the Registration Statement (or any prospectus relating thereto). In the event the right of the selling Investors to use the Registration Statement (and the prospectus relating thereto) is delayed or suspended pursuant to Sections 5(c) or 11 hereof for a period in excess of 60 days, the Company shall be required to extend the Mandatory Registration Termination Date beyond the second anniversary of the Closing by the same number of days as such delay or Suspension Period (as defined in Section 11 hereof).

               (b) The offer and sale of the Registrable Shares pursuant to the Registration Statement shall not be underwritten.

               4. "PIGGYBACK" REGISTRATION RIGHTS.

               (a) If, at any time after the Mandatory Registration  Termination
          Date, the Company proposes to register any of its Common Stock under the Securities Act, whether as a result of a primary or secondary offering of Common Stock or pursuant to registration rights granted to holders of other securities of the Company (but excluding in all cases any registrations to be effected on Forms S-4 or S-8 or other applicable successor Forms), the Company shall, each such time, give to the Investors holding Registrable Shares written notice of its intent to do so. Upon the written request of any such Investor given within 20 days after the giving of any such notice by the Company, the Company shall use reasonable efforts to cause to be included in such registration the Registrable Shares of such selling Investor, to the extent requested to be registered; provided that (i) the number of Registrable Shares proposed to be sold by such selling Investor is equal to at least seventy-five percent (75%) of the total number of Registrable Shares then held by such participating selling Investor,
          (ii) such selling Investor agrees to sell those of its Registrable Shares to be included in such registration in the same manner and on the same terms and conditions as the other shares of Common Stock which the Company proposes to register, and (iii) if the registration is to include shares of Common Stock to be sold for the account of the Company or any party exercising demand registration rights pursuant to any other agreement with the Company, the proposed managing underwriter does not advise the Company that in its opinion the inclusion of such selling Investor's Registrable Shares (without any reduction in the number of shares to be sold for the account of the Company or such party exercising demand registration rights) is likely to affect materially and adversely the success of the offering or the price that would be received for any shares of Common Stock offered, in which case the rights of such selling Investor shall be as provided in Section 4(b) hereof.

               (b) If a registration pursuant to Section 4(a) hereof involves an underwritten offering and the managing underwriter shall advise the Company in writing that, in its opinion, the number of shares of Common Stock requested by the Investors to be included in such registration is likely to affect materially and adversely the success of the offering or the price that would be received for any shares of Common Stock offered in such offering, then, notwithstanding anything in Section 4(a) to the contrary, the Company shall only be required to include in such registration, to the extent of the number of shares of Common Stock which the Company is so advised can be sold in such offering, (i) first, the number of shares of Common Stock proposed to be included in such registration for the account of the Company and/or any stockholders of the Company (other than the Investors) that have exercised demand registration rights, in accordance with the priorities, if any, then existing among the Company and/or such stockholders of the Company with registration rights (other than the Investors), and (ii) second, the shares of Common Stock requested to be included in such registration by all other stockholders of the Company who have piggyback registration rights (including, without limitation, the Investors), pro rata among such other stockholders (including, without limitation, the Investors) on the basis of the number of shares of Common Stock that each of them requested to be included in such registration.

               (c) In connection with any offering involving an underwriting of shares, the Company shall not be required under Section 4 hereof or otherwise to include the Registrable Shares of any Investor therein unless such Investor accepts and agrees to the terms of the underwriting as agreed upon between the Company and the underwriters selected by the Company.

               5. OBLIGATIONS OF THE COMPANY. In connection with the Company's obligation under Section 3 and 4 hereof to file the Registration Statement with the SEC and to use its best efforts to cause the Registration Statement to become effective as soon as practicable, the Company shall, as expeditiously as reasonably possible:

               (a) Prepare and file with the SEC such amendments and supplements to the Registration Statement and the prospectus used in connection therewith as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all Registrable Shares covered by the Registration Statement;

               (b) Furnish to the selling Investors such number of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents (including, without limitation, prospectus amendments and supplements as are prepared by the Company in accordance with Section 5(a) above) as the selling Investors may reasonably request in order to facilitate the disposition of such selling Investors' Registrable Shares;

               (c) Notify the selling Investors, at any time when a prospectus relating to the Registration Statement is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in or relating to the Registration Statement contains an untrue statement of a material fact or omits any fact necessary to make the statements therein not misleading; and, thereafter, subject to the provisions of Section 11 hereof, if the Company has delivered the certificate referred to therein, the Company will promptly prepare (and, when completed, give notice to each selling Investor) a supplement or amendment to such prospectus so that, as thereafter delivered to the purchasers of such Registrable Shares, such prospectus will not contain an untrue statement of a material fact or omit to state any fact necessary to make the statements therein not misleading; provided that upon such notification by the Company, the selling Investors will not offer or sell Registrable Shares until the Company has notified the selling Investors that it has prepared a supplement or amendment to such prospectus and delivered copies of such supplement or amendment to the selling Investors (it being understood and agreed by the Company that the foregoing proviso shall in no way diminish or otherwise impair the Company's obligation to promptly prepare a prospectus amendment or supplement as above provided in this Section 5(c) and deliver copies of same as above provided in Section 5(b) hereof); and

               (d) Use commercially  reasonable  efforts to register and qualify the Registrable Shares covered by the Registration Statement under such other securities or Blue Sky laws of such jurisdictions as shall be reasonably appropriate in the opinion of the Company and the managing underwriters, if any, provided that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdictions, and provided further that (notwithstanding anything in this Agreement to the contrary with respect to the bearing of expenses) if any jurisdiction in which any of such Registrable Shares shall be qualified shall require that expenses incurred in connection with the qualification therein of any such Registrable Shares be borne by the selling Investors, then the selling Investors shall, to the extent required by such jurisdiction, pay their pro rata share of such qualification expenses.

               6. FURNISH INFORMATION. It shall be a condition precedent to the obligations of the Company to take any action pursuant to this Agreement that the selling Investors shall furnish to the Company such information regarding them and the securities held by them as the Company shall reasonably request and as shall be required in order to effect any registration by the Company pursuant to this Agreement.

               7. EXPENSES OF REGISTRATION. All expenses incurred in connection with the registration of the Registrable Shares pursuant to this
          Agreement (excluding underwriting, brokerage and other selling commissions and discounts), including without limitation all registration and qualification and filing fees, printing, and fees and disbursements of counsel for the Company, shall be borne by the Company.

               8. DELAY OF REGISTRATION. The Investors shall not take any action to restrain, enjoin or otherwise delay any registration as the result of any controversy which might arise with respect to the interpretation or implementation of this Agreement.

               9. INDEMNIFICATION.


               (a) To the extent permitted by law, the Company will indemnify and hold harmless each selling Investor, any investment banking firm acting as an underwriter for the selling Investors, any broker/dealer acting on behalf of any selling Investors and each officer and director of such selling Investor, such underwriter, such broker/dealer and each person, if any, who controls such selling Investor, such underwriter or broker/dealer within the meaning of the Securities Act, against any losses, claims, damages or liabilities, joint or several, to which they may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue or alleged untrue statement of any material fact contained in the Registration Statement, in any preliminary prospectus or final prospectus relating thereto or in any amendments or supplements to the Registration Statement or any such preliminary prospectus or final prospectus, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein, or necessary to make the statements therein not misleading; and will reimburse such selling Investor, such underwriter, broker/dealer or such officer, director or controlling person for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the indemnity agreement contained in this Section 9(a) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of the Company, nor shall the Company be liable in any such case for any such loss, damage, liability or action to the extent that it arises out of or is based upon an untrue statement or alleged untrue statement or omission made in connection with the Registration Statement, any preliminary prospectus or final prospectus relating thereto or any amendments or supplements to the Registration Statement or any such preliminary prospectus or final prospectus, in reliance upon and in conformity with written information furnished expressly for use in connection with the Registration Statement or any such preliminary prospectus or final prospectus by the selling Investors, any underwriter for them or controlling person with respect to them.

               (b) To the extent permitted by law, each selling Investor will severally and not jointly indemnify and hold harmless the Company, each of its directors, each of its officers who have signed the Registration Statement, each person, if any, who controls the Company within the meaning of the Securities Act, any investment banking firm acting as underwriter for the Company or the selling Investors, or any broker/dealer acting on behalf of the Company or any selling Investors, and all other selling Investors against any losses, claims, damages or liabilities to which the Company or any such director, officer, controlling person, underwriter, or broker/dealer or such other selling Investor may become subject to, under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereto) arise out of or are based upon any untrue or alleged untrue statement of any material fact contained in the Registration Statement or any preliminary prospectus or final prospectus, relating thereto or in any amendments or supplements to the Registration Statement or any such preliminary prospectus or final prospectus, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, in each case to the extent and only to the extent that such untrue statement or alleged untrue statement or omission or alleged omission was made in the Registration Statement, in any preliminary prospectus or final prospectus relating thereto or in any amendments or supplements to the Registration Statement or any such preliminary prospectus or final prospectus, in reliance upon and in conformity with written information furnished by the selling Investor expressly for use in connection with the Registration Statement, or any preliminary prospectus or final prospectus; and such selling Investor will reimburse any legal or other expenses reasonably incurred by the Company or any such director, officer, controlling person, underwriter, broker/dealer or other selling Investor in connection with investigating or defending any such loss, claim, damage, liability or action, provided, however, that the liability of each selling Investor hereunder shall be limited to the proceeds (net of underwriting discounts and commissions, if any) received by such selling Investor from the sale of Registrable Shares covered by the Registration Statement, and provided, further, however, that the indemnity agreement contained in this Section 9(b) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of those selling Investor(s) against which the request for indemnity is being made.

               (c) Promptly  after  receipt by an  indemnified  party under this
          Section 9 of notice of the commencement of any action, such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party under this Section 9, notify the indemnifying party in writing of the commencement thereof and the indemnifying party shall have the right to participate in and, to the extent the indemnifying party desires, jointly with any other indemnifying party similarly noticed, to assume at its expense the defense thereof with counsel mutually satisfactory to the indemnifying parties with the consent of the indemnified party which consent will not be unreasonably withheld, conditioned or delayed. In the event that the indemnifying party assumes any such defense, the indemnified party may participate in such defense with its own counsel and at its own expense, provided, however, that the counsel for the indemnifying party shall act as lead counsel in all matters pertaining to such defense or settlement of such claim and the indemnifying party shall only pay for such indemnified party's expenses for the period prior to the date of such indemnifying party's participation in such defense. The failure to notify an indemnifying party promptly of the commencement of any such action, if prejudicial to his ability to defend such action, shall relieve such indemnifying party of any liability to the indemnified party under this Section 9, but the omission so to notify the indemnifying party will not relieve him of any liability which he may have to any indemnified party otherwise other than under this Section 9.

               (d) Notwithstanding anything to the contrary herein, the indemnifying party shall not be entitled to settle any claim, suit or proceeding unless in connection with such settlement the indemnified party receives an unconditional release with respect to the subject matter of such claim, suit or proceeding and such settlement does not contain any admission of fault by the indemnified party.

               10. REPORTS UNDER THE EXCHANGE ACT. With a view to making available to the Investors the benefits of Rule 144 and any other rule or regulation of the SEC that may at any time permit the Investors to sell the Purchased Shares to the public without registration, the Company agrees to use commercially reasonable efforts: (i) to make and keep public information available, as those terms are understood and defined in the General Instructions to Form S-3, or any successor or substitute form, and in Rule 144, (ii) to file with the SEC in a timely manner all reports and other documents required to be filed by an issuer of securities registered under the Securities Act or the Exchange Act, (iii) as long as any Investor owns any Purchased Shares, to furnish in writing upon such Investor's request a written statement by the Company that it has complied with the reporting requirements of Rule 144 and of the Securities Act and the Exchange Act, and to furnish to such Investor a copy of the most recent annual or quarterly report of the Company, and such other reports and documents so filed by the Company as may be reasonably requested in availing such Investor of any rule or regulation of the SEC permitting the selling of any such Purchased Shares without registration and (iv) undertake any additional actions reasonably necessary to maintain the availability of the Registration Statement or the use of Rule 144.

               11. DEFERRAL AND LOCK-UP.


               Notwithstanding anything in this Agreement to the contrary, if the Company shall furnish to the selling Investors a certificate signed by the President or Chief Executive Officer of the Company stating that, after consultation with counsel, he has made the good faith determination (i) that continued use by the selling Investors of the Registration Statement for purposes of effecting offers or sales of Registrable Shares pursuant thereto would require, under the Securities Act, premature disclosure in the Registration Statement (or the prospectus relating thereto) of material, nonpublic information concerning the Company, its business or prospects or any proposed material transaction involving the Company, (ii) that such premature disclosure would be materially adverse to the Company, its business or prospects or any such proposed material transaction or would make the successful consummation by the Company of any such material transaction significantly less likely and (iii) that it is therefore essential to suspend the use by the Investors of such Registration
          Statement (and the prospectus relating thereto) for purposes of effecting offers or sales of Registrable Shares pursuant thereto, then the right of the selling Investors to use the Registration Statement (and the prospectus relating thereto) for purposes of effecting offers or sales of Registrable Shares pursuant thereto shall be suspended for a period (the "Suspension Period") of not more than 90 days after delivery by the Company of the certificate referred to above in this
          Section 11. During the Suspension Period, none of the Investors shall offer or sell any Registrable Shares pursuant to or in reliance upon the Registration Statement (or the prospectus relating thereto).

               12. TRANSFER OF REGISTRATION RIGHTS. None of the rights of any Investor under this Agreement shall be transferred or assigned to any person unless (i) such person is a Qualifying Holder (as defined below), and (ii) such person agrees to become a party to, and bound by, all of the terms and conditions of, this Agreement by duly executing and delivering to the Company an Instrument of Adherence in the form attached as Exhibit B hereto. For purposes of this Section 12, the term "Qualifying Holder" shall mean, with respect to any Investor, (i) any partner thereof, (ii) any corporation, partnership controlling, controlled by, or under common control with, such Investor or any partner thereof, or (iii) any other direct transferee from such Investor of at least 50% of those Registrable Shares held or that may be acquired by such Investor. None of the rights of any Investor under this Agreement shall be transferred or assigned to any Person (including, without limitation, a Qualifying Holder) that acquires Registrable Shares in the event that and to the extent that such Person is eligible to resell such Registrable Shares pursuant to Rule 144(k) of the Securities Act or may otherwise resell such Registrable Shares pursuant to an exemption from the registration provisions of the Securities Act.

               13. ENTIRE AGREEMENT. This Agreement constitutes and contains the entire agreement and understanding of the parties with respect to the subject matter hereof, and it also supersedes any and all prior negotiations, correspondence, agreements or understandings with respect to the subject matter hereof.

               14. MISCELLANEOUS.


               (a) This Agreement may not be amended, modified or terminated, and no rights or provisions may be waived, except with the written consent of the Majority Holders and the Company.

               (b) This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York, and shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors or assigns, provided that the terms and conditions of Section 12 hereof are satisfied. This Agreement shall also be binding upon and inure to the benefit of any transferee of any of the Purchased Shares provided that the terms and conditions of Section 12 hereof are satisfied. Notwithstanding anything in this Agreement to the contrary, if at any time any Investor shall cease to own any Purchased Shares, all of such Investor's rights under this Agreement shall immediately terminate.

               (c) (i) Any notices, reports or other correspondence (hereinafter collectively referred to as "correspondence") required or permitted to be given hereunder shall be sent by courier (overnight or same day) or telecopy or delivered by hand to the party to whom such correspondence is required or permitted to be given hereunder. The date of giving any notice shall be the date of its actual receipt.

               (ii) All correspondence to the Company shall be addressed as follows:

                              Neurogen Corporation
                              35 Northeast Industrial Road
                              Branford, CT 06405
                              Attention: Harry H. Penner, Jr.
                              President and Chief Executive Officer
                              Telecopier: 203-481-8683

          with a copy to:

                              Milbank, Tweed, Hadley & McCloy LLP
                              1 Chase Manhattan Plaza
                              New York, NY 10005
                              Attention:  Donald B. Brant Jr.
                              Title: Partner
                              Telecopier:  212-530-5219

               (iii) All correspondence to any Investor shall be sent to such Purchaser at the address set forth in Exhibit A.

               (d) Any entity may change the address to which correspondence to it is to be addressed by notification as provided for herein.

               (e) The parties acknowledge and agree that in the event of any breach of this Agreement, remedies at law may be inadequate, and each of the parties hereto shall be entitled to seek specific performance of the obligations of the other parties hereto and such appropriate injunctive relief as may be granted by a court of competent jurisdiction.

               (f) This Agreement may be executed in a number of counterparts, an of which together shall for all purposes constitute one Agreement, binding on all the parties hereto notwithstanding that all such parties have not signed the same counterpart.

               IN WITNESS WHEREOF, the parties hereto have executed this Registration Rights Agreement as of the date and year first above written.

                                    Neurogen Corporation

                                    By: /s/Harry H. Penner, Jr.
                                    --------------------------------------------
                                    Name: Harry H. Penner, Jr.
                                    Title: President and Chief Executive Officer





               THE INITIAL INVESTOR'S SIGNATURE TO THE INVESTOR QUESTIONNAIRE DATED EVEN DATE HEREWITH SHALL CONSTITUTE THE INITIAL INVESTOR'S SIGNATURE TO THIS REGISTRATION RIGHTS AGREEMENT.

                                    EXHIBIT A

                                Name and Address

Clarion Capital Corporation
ATT:  Thomas Niehaus
555 Westbury Avenue
Carl Place, NY  11514

Clarion Offshore Fund LTD.
ATT:  Thomas Niehaus
555 Westbury Avenue
Carl Place, NY  11514

Clarion Partners, L.P.
ATT:  Thomas Niehaus
555 Westbury Avenue
Carl Place, NY  11514

DWS Investments Gmbh
ATT:  Andreas Kraft
Gruneburgweg 113-115
60612 Frankfurt AM MAIN
Germany

Munder Framlington Healthcare
ATT:  Antony Milford
155 Bishops Gate
London, EC2M 3XJ

Jackson Square Partners, L.P.
ATT:  Will Weinstein
909 Montgomery Street
Suite 600
San Francisco, CA 94133

Marcuard Cook &CIEE, S.A.
7 Rue des Alpes
P.O. Box 1380
1211 General
Geneva Switzerland

Metzler Investments
ATT:  Klaus Hagedorn
Grosse Gallustrasse, 18
Frankfurt, Germany 60311

HCI Healthcare Investments Ltd.
c/o New Medical Technologies
ATT:  DR. Philipp Meckler
Elisabethenstrasse 23
CH-4051 Basel Switzerland

Oppenheimer & Co.
ATT:  Frank Jennings/George Evans
Two World Trade Center
New York, NY 10048

Veritas SG Investment Trust GMBH
ATT:   Ralf Von Ziegesar
Bettinastrasse, 62
Frankfurt, Germany 60325

                                    EXHIBIT B

                             Instrument of Adherence

     Reference is hereby made to that certain Registration Rights Agreement, dated as of ______________ ___, 2000, among Neurogen Corporation, a Delaware corporation (the "Company"), the Initial Investors and the Investor Permitted Transferees, as amended and in effect from time to time (the "Registration Rights Agreement"). Capitalized terms used herein without definition shall have the respective meanings ascribed thereto in the Registration Rights Agreement.

     The undersigned, in order to become the owner or holder of [___________] shares of common stock, par value $0.025 per share (the "Common Stock"), of the Company], hereby agrees that, from and after the date hereof, the undersigned has become a party to the Registration Rights Agreement in the capacity of an Investor Permitted Transferee, and is entitled to all of the benefits under, and is subject to all of the obligations, restrictions and limitations set forth in, the Registration Rights Agreement that are applicable to Investor Permitted Transferees. This Instrument of Adherence shall take effect and shall become a part of the Registration Rights Agreement immediately upon execution.

     Executed  under  seal as of the  date set  forth  below  under  the laws of
_____________________.



                                            Signature:__________________________
                                                      Name:
                                                      Title:

Accepted:

Neurogen Corporation

By:___________________________________________
         Harry H. Penner, Jr.
         President and Chief Executive Officer


Date:_________________________________