Form 10-Q
period 2000-09-30
NEUROGEN CORP
filed 2000-11-14
CIK 849043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



     As of November 14, 2000 the registrant had 17,364,240 shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number

                         Part I - Financial Information


Item 1. Consolidated Financial Statements..................................  1

        Consolidated Balance Sheets at September 30, 2000 and
         December 31, 1999................................................. 1,2
        Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2000 and 1999 .............  3
        Consolidated Statements of Cash Flows for the nine-month
         periods ended September 30, 2000 and 1999 ........................  4
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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS



                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                                       (In thousands)
                                                         (UNAUDITED)


                                                         SEPTEMBER 30, 2000               DECEMBER 31, 1999
                                                          ---------------                  ---------------

                        Assets

Current assets:
   Cash and cash equivalents                               $      76,348                   $       31,588
   Marketable securities                                          38,393                           33,441
   Receivables from corporate partners                             1,417                              286
   Other current assets                                              952                              921
                                                          ---------------                  ---------------
       Total current assets                                      117,110                           66,236

Property, plant & equipment:
   Land and land improvements                                         875                              875
   Building and building improvements                              16,838                           16,834
   Construction in progress                                         3,595                            1,702
   Leasehold improvements                                           4,026                            4,026
   Equipment                                                       12,882                           11,440
   Furniture                                                          589                              578
                                                           ---------------                 ----------------
                                                                   38,805                           35,455
   Less accumulated depreciation & amortization                    11,341                            9,840
                                                           ---------------                 ----------------
       Net property, plant and equipment                           27,464                           25,615

Other assets, net                                                     432                              283
                                                           ---------------                 ----------------
                                                           $      145,006                  $        92,134
                                                           ===============                 ================






See accompanying notes to consolidated financial statements.



                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except per share data)
                                                        (UNAUDITED)


                                                              SEPTEMBER 30, 2000            DECEMBER 31, 1999
                                                              ------------------            -----------------
            Liabilities & Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                      $          2,994              $           2,704
   Unearned revenue from corporate partners, current portion             7,734                          1,260
                                                               -----------------             ------------------
       Total current liabilities                                        10,728                          3,964

Loans payable                                                            1,912                          1,912
Unearned revenue from corporate partners, long term portion              4,250                          1,500
Other compensation                                                          23                             48
                                                               -----------------             ------------------
Total liabilities                                                       16,913                          7,424

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $.025 per share
       Authorized 2,000 shares; none issued                                 -                              -
   Common stock, par value $.025 per share
       Authorized 30,000 shares;  issued and outstanding
       17,361 shares at September 30, 2000 and 14,800
       shares at December 31, 1999                                         434                            370
   Additional paid-in capital                                          168,778                        114,519
   Accumulated deficit                                                 (39,471)                       (26,852)
   Deferred compensation                                                (1,541)                        (3,076)
   Accumulated other comprehensive income                                 (107)                          (251)
                                                               -----------------             ------------------
       Total stockholders' equity                                      128,093                         84,710
                                                               -----------------             ------------------
                                                              $        145,006              $          92,134
                                                               =================             ==================






See accompanying notes to consolidated financial statements.


                                                            NEUROGEN CORPORATION
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (In thousands, except per share data)
                                                                (UNAUDITED)


                                                               THREE MONTHS       THREE MONTHS       NINE MONTHS     NINE MONTHS
                                                                   ENDED              ENDED             ENDED           ENDED
                                                               SEPT 30, 2000      SEPT 30, 1999     SEPT 30, 2000   SEPT 30, 1999
                                                             ----------------    ---------------   --------------   -------------

Operating revenues:
   License fees                                              $         4,909       $        250      $     7,276    $        250
   Research and development                                            2,341              2,380            7,329           7,359
                                                             ----------------    ---------------    -------------   -------------
       Total operating revenues                                        7,250              2,630           14,605           7,609

Operating expenses:
   Research and development                                            6,975              5,882           20,063          17,620
   General and administrative                                          1,251              1,193            4,172           3,303
   Stock compensation                                                    123                 39            6,793              90
                                                             ----------------    ----------------   -------------   -------------
       Total operating expenses                                        8,349              7,114           31,028          21,013
                                                             ----------------    ----------------   -------------   -------------
            Operating loss                                            (1,099)            (4,484)         (16,423)        (13,404)

Other income:
   Investment income                                                   1,796                819            3,804           2,620
   Interest expense                                                        -                  -                -              (2)
                                                             ----------------    ----------------   -------------   -------------
       Total other income, net                                         1,796                819            3,804           2,618
                                                             ----------------    ----------------   -------------   -------------
Income(loss) before provision for income taxes                           697             (3,665)         (12,619)        (10,786)
Provision for income taxes                                                -                  -                -               -
                                                             ----------------    ----------------   -------------   -------------
Net income(loss)                                             $           697     $       (3,665)    $    (12,619)   $    (10,786)
                                                             ================    ================   =============   =============
Earnings(loss) per share:
   Basic                                                     $          0.04    $        (0.25)     $      (0.78)    $     (0.74)
                                                             ================    ================   =============   =============
   Diluted                                                   $          0.04    $        (0.25)     $      (0.78)    $     (0.74)
                                                             ================    ================   =============   =============
Shares used in calculation of earnings(loss) per share:
   Basic                                                              17,284             14,588           16,151          14,558
                                                             ================    ================   =============   =============
   Diluted                                                            18,878             14,588           16,151          14,558
                                                             ================    ================   =============   =============



See accompanying notes to consolidated financial statements.


                                                             NEUROGEN CORPORATION
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (In thousands)
                                                                  (UNAUDITED)

                                                                        NINE MONTHS          NINE MONTHS
                                                                           ENDED                ENDED
                                                                     SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                                     ------------------   ------------------


Cash flows from operating activities:
   Net loss                                                         $      (12,619)         $     (10,786)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
       Depreciation and amortization expense                                 2,016                  1,912
       Stock compensation expense                                            6,793                     93
       Other noncash compensation                                              421                    354
       Loss on disposal of assets                                              146                     33
   Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable and accrued expenses            289                 (1,098)
       Increase in unearned revenue from corporate partners                  9,224                  4,310
       (Increase) decrease in receivable from corporate partners            (1,130)                   309
       (Increase) decrease in other assets, net                               (277)                   277
                                                                     -----------------      ---------------
          Net cash provided by (used in) operating activities                4,863                 (4,596)

Cash flows from investing activities:
       Purchase of plant and equipment                                      (4,011)                (1,042)
       Purchases of marketable securities                                  (26,129)               (13,226)
       Maturities and sales of marketable securities                        21,321                 43,927
                                                                      -----------------     ---------------
          Net cash (used in) provided by investing activities               (8,819)                29,659

Cash flows from financing activities:
       Exercise of warrants and employee stock options                      10,018                    455
       Net proceeds from private placement of common stock                  38,698                      -
       Principal payments under mortgage payable                                 -                    (74)
                                                                     -----------------      ---------------
          Net cash provided by financing activities                         48,716                    381
                                                                     -----------------      ---------------
Net increase in cash and cash equivalents                                   44,760                 25,444
Cash and cash equivalents at beginning of period                            31,588                 26,066
                                                                     -----------------      ---------------
Cash and cash equivalents at end of period                           $      76,348          $      51,510
                                                                     =================      ===============



See accompanying notes to consolidated financial statements.

                              Neurogen Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

(2)       REVENUE RECOGNITION

               Revenue under research and development arrangements is recognized as earned under the terms of the respective agreements. License payments under separate license agreements are recorded when received and the license agreements are signed and there are no continuing obligations on the part of the Company. When further efforts are required, the license fees are recognized over the related term of service. Product research funding is recorded as revenue, generally on a quarterly basis, as research effort is incurred. Deferred revenue arises from payments received for research and development to be conducted in future periods or for licenses of Neurogen rights or technology where Neurogen has some level of continued involvement.

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

               SAB No. 101 requires that license and other up front fees from research collaborations be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company believes its current revenue recognition policy is in compliance with SAB No. 101 and the application of the guidance to its financial statements will not result in a material change upon adoption in the fourth quarter of 2000. The ultimate impact on the financial statements is dependent on the final interpretation of the application of SAB No. 101 in the biotechnology industry.

(3)       PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of the parent company and a subsidiary, Neurogen Properties LLC, after elimination of intercompany transactions.

(4)       RECENT ACCOUNTING PRONOUNCEMENTS

               In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 including the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is generally effective July 1, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

 (7)      PRIVATE PLACEMENT

               On June 30, 2000, the Company entered into a private placement agreement with certain institutional investors, pursuant to which the Company issued 1,638,000 shares of its common stock at $25.00 per share for gross proceeds of $40,950,00. The Company also incurred cash expenses of approximately $2,252,000 in connection with the private placement, which resulted in total net proceeds of $38,698,000.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Since its inception in September 1987, Neurogen has been engaged in the discovery and development of drugs. The Company has not derived any revenue from product sales and expects to incur significant losses in most years prior to deriving any such product revenues. Revenues to date have come from three collaborative research agreements and one technology transfer agreement with Pfizer Inc., one collaboration with Schering-Plough, one license agreement with American Home Products and from interest income.

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

          THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


               The Company's operating revenues increased to $7.2 million for the three months ended September 30, 2000 as compared to $2.6 million for the same period in 1999. This increase in operating revenues was due to the recognition of $4.9 million in revenue pursuant to the Pfizer Technology Transfer Agreement (described below). Operating revenues in future periods may fluctuate significantly due to many factors, including those described throughout this section.

               Research and development expenses increased 19 percent to $7.0 million for the three-month period ended September 30, 2000 as compared to $5.9 million for the same period in 1999. The increase is primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD Program for the discovery of new drug candidates. Research and development expenses represented 84 percent and 83 percent of total expenses in the three month periods ended September 30, 2000 and 1999, respectively.

               General and administrative expenses increased 5 percent to $1.3 million for the three-month period ended September 30, 2000 as compared to $1.2 million for the same period in 1999. This increase is attributed to additional administrative and technical services to support Neurogen's expanding research pipeline.

               Other income, consisting primarily of interest income and gains and losses from invested cash and marketable securities, increased 119 percent for the third quarter of 2000 as compared to the same period in 1999 due to a higher level of invested funds and higher available interest rates.

               The Company recognized net income of $0.7 million for the three months ended September 30, 2000 as compared with a net loss of $3.7 million for the same period in 1999. The change in earnings is primarily due to the recognition of $4.9 million in revenue under the Pfizer Technology Transfer Agreement in the third quarter of 2000, as well as $1.8 million in investment income, offset by an increase in research and development expenses due to the factors described above.

          NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

               The Company's operating revenues increased to $14.6 million for the nine months ended September 30, 2000 from $7.6 million for the same period in 1999. The increase in operating revenues was due to the recognition of $7.3 million in revenue under the Pfizer Technology Transfer Agreement (described below). Operating revenues in future periods may fluctuate significantly due to many factors, including those described throughout this section.

               Research and development expenses increased 14 percent to $20.1 million for the nine months ended September 30, 2000 as compared to $17.6 million for the same period in 1999. This increase is primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD Program for the discovery of new drug candidates. Research and development expenses represented 82 percent of total operating expenses (excluding a non-recurring, non-cash compensation charge) for the nine-month period ended September 30, 2000 as compared to 84 percent for the same period in 1999.

               General and administrative expenses increased 26 percent to $4.2 million for the nine months ended September 30, 2000 as compared to $3.3 million for the same period in 1999. This increase is attributed to additional administrative and technical services, and personnel to support the protection of Neurogen's growing intellectual property estate and the pursuit of potential collaborative relationships to support and commercialize Neurogen's expanding research pipeline.

               Other income, consisting primarily of interest income and gains and losses from invested cash and marketable securities, increased to $3.8 million for the nine months ended September 30, 2000 as compared to $2.6 million for the same period in 1999, due primarily to a higher level of invested funds and higher available interest rates.

               The Company recognized a net loss of $12.6 million for the nine months ended September 30, 2000 as compared with a net loss of $10.8 million for the same period in 1999. The increase in net loss is due to a non-recurring, non-cash $6.5 million charge recognized in the first quarter of 2000 upon the vesting of 137,625 shares of restricted stock granted to certain employees in 1998 and increases in research and development and general and administrative expenses, as explained above, for the nine months ended September 30, 2000. These increases in expenses are partially offset by the recognition of $7.3 million in revenue under the Pfizer Technology Transfer Agreement (described below).


          LIQUIDITY AND CAPITAL RESOURCES

               At September 30, 2000 and December 31, 1999, cash, cash equivalents and marketable securities were in the aggregate $114.7 million and $65.0 million respectively. This increase was due primarily to the receipt in 2000 of $41.0 million from a private placement of common stock, $10.0 million in stock option exercises, and the receipt of $15.2 million in payments from Pfizer under the Technology Transfer Agreement described below. While the Company's aggregate level of cash, cash equivalents and marketable securities increased during the first three quarters of 2000, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

               Neurogen's cash requirements to date have been met by the proceeds of its financing activities, amounts received pursuant to collaborative or technology transfer arrangements and interest earned on invested funds. The Company's financing activities include private placement offerings of its common stock prior to its initial public offering, underwritten public offerings of the Company's common stock in 1989, 1991 and 1995, a private placement of common stock in 2000 and the private sale of common stock to Pfizer in connection with entering into the Pfizer Agreements and to American Home Products in a licensing agreement. Total funding received from these financing activities was approximately $146.6 million. The Company's expenditures to date have been primarily to fund research and development and general and administrative expenses and to construct and equip its research and development facilities.

               In the first quarter of 1992, the Company entered into the 1992 Pfizer Agreement pursuant to which Pfizer made a $13.8 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to five years (later extended as described below) for Neurogen's research programs for the discovery of GABA-based drugs for the treatment of anxiety and cognitive disorders. As of September 30, 2000, Pfizer had provided $39.8 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, as extended, and $0.5 million for the achievement of a clinical development milestone. Neurogen is eligible to receive additional milestone payments of up to $12.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter GABA. Pfizer will pay Neurogen royalties based upon net sales levels, if any, for such products.

               Neurogen and Pfizer entered into their second collaborative agreement, the 1994 Pfizer Agreement, in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended as described below) for Neurogen's research program for the development of GABA-based drugs for the treatment of sleep disorders. As of September 30, 2000, Pfizer had provided $13.0 million of research funding to the Company pursuant to the 1994 Pfizer Agreement, as extended, and $0.3 million for the achievement of a clinical development milestone. Neurogen could also receive additional milestone payments of up to $3.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties based upon net sales levels, if any.

               In December 1996 and again in December 1998, Neurogen and Pfizer extended and combined Neurogen's research efforts under the 1992 and 1994 Agreements. Pursuant to the extension agreements, Neurogen has received $4.7 million in the first nine months of 2000 (which amount is included in the above-described cumulative totals received for the 1992 and 1994 agreements) and under the extension expects to receive an additional $1.6 million during the remainder of 2000 for research and development funding of the Company's GABA-based anxiolytic, cognitive enhancer and sleep disorders projects.

               Under  both  the  1992  Pfizer  Agreement  and  the  1994  Pfizer
          Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

               Neurogen and Pfizer entered into their third collaborative agreement, the 1995 Pfizer Agreement, in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company. Pfizer also paid a $3.5 million license fee. Additionally, Pfizer agreed, among other things, to fund a specified level of resources for up to five years for Neurogen's research program for the discovery of drugs which work through the neuropeptide Y (NPY) mechanism for the treatment of obesity and other disorders. As of September 30, 2000, Pfizer had provided $13.7 million in research funding pursuant to the 1995 Pfizer Agreement. In 1998, Pfizer exercised its option under the 1995 Pfizer Agreement to extend the NPY research program and also agreed to fund increased Neurogen staffing on the program and thereby pay Neurogen $3.1 million to fund a fourth year of research, through October 1999. In 1999, Pfizer elected to further extend the research program through October 2000 and to pay Neurogen $2.6 million in 2000 for research done through that date. Neurogen could also receive milestone payments of up to approximately $28.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage clinical development costs and has retained the right to manufacture any collaboration products in NAFTA countries. Neurogen has also retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.

               In October 2000, Neurogen and Pfizer concluded the research phase of their NPY-based collaboration according to schedule. Therefore, the funding of $3.1 million per year formerly received from Pfizer came to its scheduled conclusion on October 31, 2000. Should Pfizer in the future elect to continue the development of any drug candidates subject to collaboration, Neurogen could also receive development and regulatory milestone paymentsand would be entitled to the royalty, profit-sharing and manufacturing rights described above.

               In June 1999, Neurogen and Pfizer entered into a technology transfer agreement, (the "Pfizer Technology Transfer Agreement"). Under the terms of this agreement, Pfizer has agreed to pay Neurogen up to a total of $27.0 million over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD technologies for the discovery of new drugs, along with the installation of an AIDD system. Additional payments are also possible upon Pfizer's successful utilization of this technology. Pfizer has received a non-exclusive license to certain AIDD intellectual property, and the right to employ this technology in its own drug development programs. As of September 30, 2000, Pfizer had provided $18.2 million in license fees pursuant to the Pfizer AIDD agreement of which $7.8 million has been recognized to date. Remaining revenues associated with amounts received under the Pfizer Technology Transfer Agreement will be recognized in future periods and may fluctuate significantly depending on the timing and completion of the Company's transfer of technology and systems pursuant to the agreement.

               The Company plans to use its cash, cash equivalents and marketable securities for its research and development activities, working capital and general corporate purposes. Neurogen anticipates that its current cash balance, as supplemented by research funding pursuant to the Pfizer Agreements and fees it expects to receive under the Pfizer Technology Transfer Agreement, will be sufficient to fund its current and planned operations through 2003. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to, the progress of the Company's research and development programs, the timing and results of preclinical testing and clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of its proposed products, the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs, conducting clinical studies, obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. The Company anticipates that it may augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

               As of December 31, 1999, the Company had approximately $37.2 million and $2.8 million of net operating loss carryforwards and research and development credits, respectively, available for federal income tax purposes which expire from the years 2004 through 2019. The Company had approximately $25.7 million and $1.3 million of Connecticut state tax net operating loss carryforwards and research and development credits, respectively, which expire in the years 2000 through 2014. Because of "change in ownership" provisions of the Tax Reform Act of 1986, our utilization of our net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

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

                           Part II - Other Information

Item 1. Legal Proceedings

          Not applicable for the third quarter ended September 30, 2000.

Item 2. Changes in Securities

          Not applicable for the third quarter ended September 30, 2000.

Item 3. Defaults upon Senior Securities

          Not applicable for the third quarter ended September 30, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable for the third quarter ended September 30, 2000.

Item 5. Other information

          Not applicable for the third quarter ended September 30, 2000.

Item 6. Exhibits and Reports on Form 8-K

          (a) See Exhibit Index on page 15.

          (b) The Company filed a current report on Form 8-K on August 28, 2000 to submit for filing a News Release of the Company dated August 23, 2000 discussing the plans of CEO Harry Penner, Jr to step down as President and Chief Executive Officer of the Company, and that the Company has initiated a search for a successor.

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


Date:  November 14, 2000

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

10.28 - Employment Contract between the Company and Alan J. Hutchison, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).

10.29 - Employment Contract between the Company and Stephen R. Davis, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).

10.30 - Employment Contract between the Company and Kenneth R. Shaw, dated as of December 1, 1999 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).

10.31 - Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).

10.32 - Form of Non-Qualified Stock Option Agreement currently used in connection with the grant of options under the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).


10.33 - Registration Rights Agreement dated as of June 26, 2000 between the Company and the Purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).


27.1    - Financial Data Schedule