Form 10-K
period 2000-12-31
NEUROGEN CORP
filed 2001-04-02
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $164,809,000 as of March 1, 2001, based upon the closing price of the Common Stock as reported on The Nasdaq National Market on such date. For purposes of determining this number, shares of Common Stock held by officers, directors and stockholders whose ownership exceeds five percent were excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of March 1, 2001, the registrant had 17,396,215 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     (1) The Neurogen Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on July 16, 2001 is incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Overview

     Neurogen is a leading drug discovery company. We apply our proprietary discovery platform to discover and commercialize new drugs for a broad range of pharmaceutical uses. We are focused on discovering new small molecule drugs (i.e. drugs which can be taken as a pill) for large market disorders where existing therapies achieve limited therapeutic effects or produce unsatisfactory side effects. In multiple programs we have applied our AIDD (Accelerated Intelligent Drug Discovery) platform to discover drug candidates which work through well validated biological targets in the body, but for which the pharmaceutical industry has had limited or no success in discovering viable drug candidates. We also apply our AIDD platform to discover and advance small molecule drug candidates which work through newly discovered biological targets identified through the sequencing of the human genome where we believe those targets have a compelling degree of validation.

     We have diversified our drug discovery and development efforts across a broad number of disease-related targets and have discovered multiple drug candidates for each target. Throughout the pharmaceutical industry the majority of all drug candidates fail to overcome all of the obstacles on the way to commercialization. Because of this high attrition rate, we believe that the true value of a drug discovery company's pipeline is most accurately measured by the company's ability to rapidly discover multiple generations of improved candidates within each of several programs, rather than by the promise of any single compound in any one program. We believe that this ability to rapidly and systematically produce multiple generations of incrementally improved drug candidates in multiple programs is our most valuable asset. Although we are much smaller than the well-known pharmaceutical companies, we have discovered eight small molecule drug candidates that we and our pharmaceutical company partners have taken into human clinical trials. Two of these candidates are currently being tested in advanced human trials by our partner in these programs, Pfizer, Inc. For our size, this represents a rate of clinical candidate generation that we believe rivals any in the biotechnology and pharmaceutical industries.

     We are constantly working to gain and maintain a competitive advantage in the process of discovering and developing new drug candidates. As a result, we have generated a high-quality collection, or library, of over two million potential drug compounds and have created powerful new drug discovery and refinement technologies. The prime example of these new technologies is our Accelerated Intelligent Drug Discovery AIDD(TM) system. Our AIDD system is an engine for the discovery of new drug leads and the optimization of these leads to create candidates for clinical development. We believe that this system also enables us to rapidly assess the functional utility of new gene-based potential targets. Our AIDD system is a key factor contributing to our belief that our small molecule drug discovery and development platform is among the most advanced and efficient in the industry.

     We are currently expanding our portfolio of drug programs by applying our discovery platform to additional targets generated by our scientists. We are also exploring with a number of companies possible partnerships in which we would apply our platform to targets generated by them. Such a partnership could result in a number of opportunities for us, including bolstering our existing drug pipeline or licensing access to newly characterized targets, newly expanded portions of our library or both.

Background on the Drug Discovery Industry

The Traditional Drug Discovery Process

     Most drugs work by binding to a particular target in the body, thereby altering communications between cells or otherwise regulating cellular activity. Therefore, the traditional path to discovering small molecule drugs typically begins with the identification of a biological target that is believed to regulate cellular communications or activities which could be altered to treat a given disorder. A test, or assay, is then developed in order to discover compounds with biological activity at this target. Such an assay facilitates the screening of the target against a library of many compounds that have been synthesized in the laboratory. Compounds that bind to the target protein and alter its activity are referred to as "hits". Medicinal chemists then optimize these hits until they have sufficient potency to become lead candidates and then improve their "drug-like" properties, such as absorption, stability, freedom from unwanted activities, etc., with the goal of producing a successful drug development candidate.

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

Drug Discovery in the Post-Genomics Era

     During the last year private and public groups announced the full sequencing of the human genome. The sequencing and deciphering of the human genome provides a useful piece in the drug discovery puzzle. Genes and, more significantly, the proteins they code for can be regulators of biological activity and thus represent potential drug targets. Today all marketed drugs interact at fewer than 500 distinct biological targets. It has been estimated that once we more fully understand the role and interactions of the 30,000 or more genes comprising the human genome, the number of valid drug targets will increase to several thousand.

     Today, the pharmaceutical and biotechnology industries are facing an explosion of newly identified potential targets. However, virtually all of these potential targets have a very low level of validation and it is believed that most potential targets will not prove useful. Once identified, a target must be validated as useful. There are many levels of validation. Early indications of validity may be little more than educated guesses, derived from similarity to known targets and the identity of which tissues express a particular gene. Full validity for a new target is not established until drugs that interact at that target are tested in large numbers of humans.

     The explosion of new potential targets coupled with the decreasing level of validity of these targets presents two significant challenges to pharmaceutical and biotechnology companies over the next several years. One problem in the post-genomics world is how to quickly determine which genes might be useful targets for which diseases. An even more difficult task is to efficiently exploit the availability of new targets by rapidly discovering new lead compounds and optimizing such leads into drug candidates. Finding superior methods and technologies to determine if newly isolated genes represent good targets and devising workable strategies to identify the most promising compounds for screening and optimization are essential steps in accelerating and increasing the probability of success of the drug discovery process. We believe that the greatest value created from genomics efforts will not be in the new targets they provide, but in the discovery of new drugs, especially small molecule drugs, which work through these new targets.

The Neurogen Competitive Advantage

     At Neurogen, we have developed a drug discovery and development platform designed to rapidly discover drug candidates for highly validated targets where others have failed and to capitalize on the wealth of new genomics information and potential drug targets. We believe our proprietary platform enables us to rapidly and efficiently discover compounds that hit new potential drug targets, evaluate the utility of those targets and optimize useful leads into new drug candidates.

     We focus our efforts on the discovery and development of small molecule drugs. Small molecule drugs are usually more stable and easily absorbed than large molecule drugs, and so in most cases may be administered as a pill, a patch, or an ointment. In addition, small molecule drugs are generally much easier and less expensive to manufacture, distribute, and store. Protein-based large molecule drugs typically require refrigeration, while most small molecule drugs do not. Small molecule drugs can also be safely shipped and stored at regular temperatures. Small molecule drugs that can be taken orally currently make up about three quarters of the sales of the top 100 prescription drugs. Additionally, where there is a choice, patients generally would rather take a pill than an injection.

     Using our discovery platform, we have discovered eight small molecule drug candidates that we and our pharmaceutical company partners have taken into human clinical trials. Two of these candidates are currently being tested in advanced human trials. We have been able to achieve this level of speed and efficiency through the efforts of our scientific team, both in creating and utilizing our AIDD(TM) system and our enriched compound library and in applying their expertise in receptor biology to identify important new targets and create powerful assay technologies. Finally, our management team has been responsible for implementing a flexible and opportunistic business model that draws on the expertise and resources of our pharmaceutical partners and leverages our drug discovery and development platform.

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

     AIDD(TM) builds and rationally enriches our compound library by relating functional molecules not just by their core structures, but also by their overall posture in chemical space. By focusing on the overall orientation of active compounds, rather than solely on their core structures, AIDD helps to identify functionally related groups of compounds that we call "IslandsTM." Starting with computer models of key characteristics both of compounds that work well and of those that work poorly, AIDD allows us to rapidly build a large number of promising chemical variants using our automated high-speed synthesis combinatorial chemistry techniques. This process allows us to expand identified Islands and to discover new ones. We add these newly synthesized compounds to our enriched compound library and subsequently test them against multiple targets via high throughput screening. The results of each of these cycles of synthesis, analysis and testing are exploited to refine the AIDD models so as to design better compounds and to discover new Islands of high activity potential.

             AIDD's ability to design new compounds and to discover new Islands is accomplished not only by the testing of real compounds already in our enriched library, but by testing computer-designed molecules in a huge "virtual" library that exists only as computer-based compound models, against computer-based target models. The results of this Virtual ScreeningTM of our Virtual LibraryTM, which includes several hundred billion virtual compounds, are also integrated into each succeeding reiteration of the AIDD process. In this way, promising virtual compounds, both within already established Islands and in new Islands identified by virtual screening, are actually synthesized, added to the enriched compound library, and tested against actual targets via high throughput screening. The result is to both generate new Islands of high activity potential structures and refine the chemical leads that we have identified until we reach compounds that we believe are promising enough to move to the next phases of preclinical development. In addition, by determining which compounds in which Islands react with newly identified targets with a lower level of validity, we believe we can efficiently discover a great deal about the ultimate utility of such targets.

     o   Our biological expertise

             The  scientists  who founded  Neurogen  are  world-leading  experts in the area of gamma-aminobutyric acid (GABA) receptors. We have expanded this expertise in receptor biology beyond GABA receptors, and today we believe we have one of the leading receptor biology teams in the world. We utilize this expertise in the design and construction of screening assays to capitalize on novel biological targets in our drug discovery efforts. We do not engage in so-called "me too" drug discovery, by attempting to tweak an existing drug just enough to create a new patentable product that may offer little or no improvement over existing therapies which work through the same biological target. Rather, we focus on discovering novel drugs, and all of the candidates we have taken into the clinic work by distinct new target mechanisms designed to provide significant therapeutic advantages. We believe that our scientific expertise coupled with our AIDD system and our enriched library will allow us to continue to efficiently capitalize on highly validated targets where others have failed to discover successful drug candidates and to capitalize on the large number of targets that have resulted from the sequencing of the human genome.

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

        o Leverage our technology platform -To apply our discovery platform to a broader number of targets we are expanding our internal target generation capabilities. We are also exploring opportunities to form alliances or ventures with partners with complementary technology in order to gain access to more targets and grow our pipeline more rapidly than we could achieve using only internally generated targets.


Our Drug Programs

     In our drug development programs we design drugs that are more specific for particular targets than drugs currently available to treat a particular disease. Most of our programs address targets with a high degree of validation. On a select basis, we have also established discovery programs for targets that have been newly identified as potential mediators in a disease where we feel the risk/reward profile is particularly compelling. In both cases, we believe that by applying our drug design expertise to designing drugs that specifically target a receptor, such compounds offer the potential for equivalent or improved efficacy with fewer side effects than drugs currently on the market, or may cause markets to grow in areas where few effective therapeutics currently exist.

     The following table summarizes our current drug pipeline:

------------------------------ -------------------------- --------------------------- --------------------------
Disorder                       Target Mechanism           Program Status               Commercial Rights
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------

------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Anxiety and Depression         GABA                       -Phase II (NGD 91-3)         Pfizer Marketing/
                                                          -Optimization                Neurogen Royalty
                                                           of other candidates
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Cognition Disorders            GABA                       -Phase II (NGD 97-1)         Pfizer Marketing/
                                                          -Optimization                Neurogen Royalty
                                                           of other candidates
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Insomnia                       GABA                        Candidate optimization      Pfizer Marketing/
                                                                                       Neurogen Royalty
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Depression and Stress          CRF1                        Candidate optimization      Neurogen

------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Obesity                        NPY                         Candidate optimization      Pfizer Marketing/
                                                                                       Neurogen Royalty,
                                                                                       Manufacturing and
                                                                                       Profit Sharing
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Inflammation and Rheumatoid    C5a                         Candidate optimization      Neurogen
Arthritis
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Pain                           VR1                         Candidate optimization      Neurogen
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Obesity                        MCH                         Candidate optimization      Neurogen
------------------------------ -------------------------- --------------------------- --------------------------


     In the section below, we describe each of our most advanced drug development programs in detail.

Anxiety and Depression (GABA):

     Estimates by the National Institute of Mental Health suggest that anxiety disorders, characterized by a sense of irrational fear or dread, are the most common central nervous system disorders in the United States, affecting approximately 23 million people, or 12% of the adult population. The most common anxiety-reducing drugs are the class of drugs known as benzodiazepines (such as Valium(R), Xanax(R) and Librium(R)) which are orally administered compounds that exert their pharmacologic effect on the GABA family of receptors. Benzodiazepines alleviate some of the symptoms of anxiety, but at the same time cause numerous side effects, including drowsiness, impairment of motor skills, memory loss and addiction. In addition, benzodiazepines can cause coma or death if a patient consumes excess alcohol in conjunction with drug treatment. We believe many of these side effects are due to benzodiazepines interacting with and enhancing the activity of the wrong GABA receptor subtypes. Despite these side effects, based on studies by market sources, we estimate that the annual market for currently marketed drugs to treat anxiety is more than $2.0 billion worldwide and over $1.0 billion in the United States.

     We have discovered many potential drug candidates that have a novel GABA receptor binding activity that we believe, based upon numerous animal studies, will relieve anxiety while avoiding or reducing adverse side effects such as sedation, memory impairment and interaction with alcohol.

     Our third generation development compound, called NGD 91-3, is currently being tested in a Phase II study which began in the fourth quarter of 2000. NGD 91-3 has the novel receptor subtype activity we have identified. We believe, based upon the results of testing of a previous generation candidate in a Phase I study designed to measure levels of anxiety and sedation and the results of our animal studies, that compounds with this novel activity can relieve anxiety without causing sedation. Our GABA-based anxiety and cognition programs are partnered with Pfizer under a 1992 agreement with Pfizer. To increase the probability of producing a successful drug from this program we and Pfizer are continuing to develop additional generations of compounds with the novel receptor activity identified by our scientists.

     Some of our GABA-based compounds have also demonstrated efficacy in animal models of depression. In a 1998 extension and expansion of the 1992 and 1994 agreements with Pfizer, we added depression as an additional target indication for our development candidates from the anxiety drug development program.

Cognition Disorders (GABA):

     Memory loss is one of the most devastating symptoms of neurodegenerative diseases such as Alzheimer's disease and Parkinson's disease. Research sponsored by the National Institute for Mental Health indicates that as many as 5 million people in the United States suffer from dementia, a condition characterized by the impairment of learning and recall. Another prominent study indicates that approximately 10% of people over age 65 suffer from some form of dementia. Industry analysts estimate the current annual market for drugs to treat cognitive disorders to be in excess of $1.0 billion worldwide.

     We have discovered a number of compounds that exhibit memory enhancing effects in animal models by modulating GABA activity at receptor subtypes we believe are involved in the storage and retrieval of memory. Some drugs impair memory by increasing GABA activity in memory centers of the brain. These drugs are often used in out-patient surgery to cause the patient to forget the surgical procedure. Our approach in this program is to selectively decrease GABA activity in these memory centers and thereby enhance memory. Animal studies, to date, suggest that compounds with this activity are efficacious in enhancing memory.

     Currently, Pfizer, our collaborative partner in this program, is evaluating the most advanced of these compounds, NGD 97-1, in Phase II human clinical studies, which began in the first quarter of 2001. We are pursuing our cognition enhancement program in collaboration with Pfizer under the 1992 Pfizer agreement(as described below).

Insomnia (GABA):

     Recent studies indicate that as many as 20 million people in the United States experience chronic insomnia and an additional 20 to 30 million Americans experience intermittent sleep disorders. Industry analysts estimate that the annual market for drugs to treat insomnia is more than $1.5 billion worldwide and over $500 million in the United States. We are developing drugs to treat sleep disorders, primarily insomnia. While currently marketed drugs to treat sleep disorders, known as hypnotics, are effective, they may cause numerous side effects, including "hangovers," rebound insomnia, short-term memory loss and addiction.

     The link between the GABA system and sleep is illustrated by the benzodiazapine class of drugs such as Valium(R), which cause sleepiness, and by drugs marketed to treat insomnia such as Ambien(R) and Sonata(R), which work through the same GABA receptors as the benzodiazapines. We have identified drug candidates to treat insomnia that have a different GABA receptor binding profile than currently marketed drugs. Animal studies, to date, suggest that these compounds are efficacious in inducing sleep with fewer side effects than existing therapies. Drugs to treat insomnia should not only induce sleep but they should have pharmacokinetic properties which cause the drug to work quickly and then be out of the system before morning. We are currently evaluating the preclinical properties, including pharmacokinetics, of our most advanced candidates . We are pursuing our sleep disorder program in collaboration with Pfizer under the 1994 Pfizer agreement(described below).

Depression and Stress (CRF1):

     Depression is one of the most prevalent mental illnesses in the United States, affecting approximately 17 million people or 9% of the adult population annually according to the National Institute of Mental Health. While recent pharmaceutical research has led to improved drugs, such as Prozac(R), for the treatment of depression, these medications have limitations in their use, primarily because of their slow onset of therapeutic action (often greater than 10 days from the commencement of dosing), lack of efficacy in some patients, and side effects such as sexual dysfunction. Industry analysts estimate the current annual market for antidepressants to be approximately $9.2 billion worldwide and over $6.1 billion in the United States.

     Stress is a condition commonly associated with depression. A number of neuropeptide receptors that appear to be involved in stress responses, including receptors for CRF1, exhibit altered characteristics in depressed patients.

     We believe that an orally available drug candidate that blocks the CRF1 receptor may be efficacious in relieving depression, anxiety and/or stress related disorders without significant side effects. A number of companies are seeking to develop CRF1 drug candidates. To date, many companies have experienced difficulties in identifying CRF1 blockers which have drug properties appropriate for commercialization. We believe this is due to the fact that the scope of known chemical structures which block CRF1 is relatively narrow.

     We have discovered a number of compounds that block the CRF1 receptor subtype and have demonstrated efficacy in animal models of depression and stress. Importantly, the chemical structure of these compounds is significantly outside of the scope of known CRF1 blockers. We believe these novel chemical templates hold the potential of avoiding the commercialization issues of known CRF1 structures. We are evaluating the most advanced of these compounds in preclinical tests to select a lead candidate for clinical testing. To date, we have retained all commercial rights relating to our CRF1 drug discovery program.

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

     Our partner in this program, Pfizer, is examining several new NPY antagonist candidates from our collaboration in pre-clinical animal testing. We are pursuing our NPY-based obesity program in collaboration with Pfizer under the 1995 Pfizer agreement(described below). Under this agreement, Pfizer has the right to determine when to advance collaboration compounds in the clinical process, if at all.

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

     Neurogen scientists believe that inhibiting the activation of the C5a receptor may work to treat rheumatoid arthritis by blocking the inflammatory response and breakdown of tissue. Such a small molecule drug could also be effective in treating other inflammatory diseases with the ease of oral delivery and without many of the side effects, some of them quite severe, associated with currently available treatments. Through our AIDD(TM) program, we have identified several compounds that potently block the activation of C5a receptors. These compounds are currently being evaluated in pre-clinical models of inflammation. To date, we have retained all rights to our C5a antagonist program.

Pain (VR-1):

     We have established a program to explore the utility of compounds that modulate the type 1 Vanilloid Receptor (VR-1) so as to develop drugs for the treatment of chronic pain. VR-1 has been shown in various scientific studies to modulate pain responses. Neurogen researchers believe that a drug which blocks the VR-1 receptor could benefit patients suffering from neuropathic pain disorders such as diabetic neuropathy and post-herpetic neuralgia. Through our AIDD program, we have discovered and optimized VR-1 antagonist drug leads suitable for the further exploration of the utility of this target. To date, we have retained all commercial rights to our VR-1 program.

Obesity (MCH):

     We have established a program to explore the utility of and develop drugs that modulate the effects of Melanin Concentrating Hormone (MCH) for the treatment of obesity. MCH has been shown in various scientific studies to stimulate eating in animals. Neurogen researchers believe that a drug that blocks the activity of MCH could decrease appetite and body weight. Through our AIDD program, we have discovered and optimized MCH antagonist drug leads suitable for further exploration of the utility of this target. To date, we have retained all commercial rights to our MCH program.

Companion Animal Drug Program

     In September 1998, we announced a new licensing agreement with Pfizer's Companion Animal Group that expands the 1992 Pfizer Agreement(described below). This expansion covers the development of Neurogen's small molecule compounds that work through the GABA neurotransmitter system for the treatment of anxiety and cognitive dysfunction in companion animals, such as dogs and cats. All development costs of this program will be borne by Pfizer. The initial goal of the agreement is to develop a drug that will reduce anxiety in companion animals without producing side effects such as sedation. From our existing GABA drug development programs for humans, we have identified several lead candidates that are being explored further in animal models.

     In June 2000, we announced our second licensing agreement with Pfizer's Companion Animal Group. This agreement expands the 1995 Pfizer Agreement to cover the development of Neurogen's small molecule compounds that work through the NPY neurotransmitter system for the treatment of obesity in companion animals, such as dogs and cats. All development costs of this program will be borne by Pfizer. From our existing NPY drug development program for humans, we have identified several lead candidates that are being explored further in animal models.

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

     The following summarizes the material terms of our existing collaborative agreements:

Pfizer

         o The 1992 Pfizer Agreement - covers our GABA-based anxiety and cognitive disorders program
           - Pfizer purchased 1.0 million shares of our common stock for $13.8 million.
           - We received approximately $4.6 million per year from 1992 through 1996 for research and development expenses under these programs (plus additional funding under the 1996, the 1998 and the 2000 extension agreements discussed below).
           - Pfizer has the right to determine when to advance compounds in the clinical process.
           - We will receive milestone payments if specified development and regulatory objectives are achieved.
           - Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based anxiolytics, anti-depressants and cognition enhancers developed in this collaboration.
           - Pfizer is required to pay us royalties based on net sales levels, if any, for such products.

         o The 1994 Pfizer Agreement - covers our GABA-based sleep disorder program
           - Pfizer purchased approximately 1.1 million shares of our common stock for approximately $9.9 million.
           - We received approximately $2.4 million per year during the period July 1994 to June 1997 for research and development expenses under this program (plus additional funding under the 1996, the 1998 and the 2000 extension agreements discussed below).
           - Pfizer has the right to determine when to advance compounds in the clinical process.
           - We will receive milestone payments of up to approximately $3.3 million if specified development and regulatory objectives are achieved.
           - Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based sleep disorder products developed in the collaboration.
           - Pfizer is required to pay us royalties based on net sales levels, if any, for such products.

         o The 1995 Pfizer Agreement - covers our neuropeptide Y obesity program
           - Pfizer  purchased   750,000  shares  of  our   common   stock   for
             approximately  $16.5 million and paid us  a  license  fee  of  $3.5 million.
           - We received between $2.4 million and $3.1 million per year from November 1, 1995 through October 2000, for research and development funding of our eating disorder program.
           - Pfizer has the right to determine when to advance compounds in the clinical process.
           - We will receive milestone payments of up to approximately $28 million if specified development and regulatory objectives are achieved.
           - Pfizer   received   the  exclusive  worldwide  rights  to  products
             developed in the collaboration subject to  rights  retained by  us.
           - Pfizer is responsible for Phase II and later stage clinical  trials under this collaboration.
           - We have primary responsibility for the preparation and filing of Investigational New Drug Applications and for the conduct of the Phase I studies.
           - We will fund a minority share  of  early  stage  development costs.
           - We have retained the right to manufacture any products resulting from the collaboration for markets in NAFTA countries and have retained a profit sharing option with respect to sales in NAFTA countries.
           - If we exercise this profit sharing option, we will fund a portion of the cost of late stage clinical trials and marketing and in return share in any profit generated by sales of products developed pursuant to the collaboration in NAFTA countries.
           - If we choose not to exercise this option, Pfizer would pay us royalties on drugs marketed in NAFTA countries and would fund a majority of early stage and all late stage development and marketing expenses.
           - In any case, we are entitled to royalties on drugs marketed in non-NAFTA countries.
           - In 1998, Pfizer exercised an option to extend the collaboration and paid us an additional $3.1 million through October 1999.
           - In 1999, Pfizer exercised an option to extend the collaboration yet again through October 2000.
           - In October 2000, our collaborative research program came to its scheduled conclusion. Pfizer is currently evaluating candidates from the program to determine whether further development is desirable.

         o The 1996 Pfizer Extension Agreement - extension of 1992 and 1994 Pfizer Agreements
           - Extension of the  research  programs  under  both the  1992  Pfizer
             Agreement and the 1994 Pfizer  Agreement  through  December  1998.
           - We received $11.5 million during 1997 and 1998 to fund our research efforts under these programs.

         o The 1998 Pfizer Extension Agreements - extension and expansion of 1992 and 1994 Pfizer Agreements
            - Extension of the  research  programs under  both the  1992  Pfizer
              Agreement and the 1994 Pfizer  Agreement  through  December  2000.
            - GABA-based drugs to treat depression would  also be  explored as a part of the research  programs.
            - We received $6.2 million  in each of 2000 and  1999  to  fund  our research efforts under these programs.
            - Expansion of the anxiety  and  cognition enhancement  agreement to include drugs to treat anxiety disorders and memory impairment in companion animals, with specified milestone payments and royalties for successful products.

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

         o The 2000 Pfizer Extension Agreement - extension of 1992 and 1994 Pfizer Agreements
           - Extension of the research program under both the 1992 and 1994 Pfizer Agreements through December 2001.
           - We will receive $2.9 million in 2001 to fund our research efforts under these programs.

Patents and Proprietary Technology

     Our success depends, in part, on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing the intellectual property rights of third parties. We file patent applications both in the United States and in foreign countries, as we deem appropriate, for protection of both our products and our processes. To date, we are the sole assignee of 142 issued United States patents and numerous foreign patents:

        o 63 of our issued United States patents and several pending patent applications concern the compounds in our GABA-based program to discover drugs to treat anxiety, sleep disorders and dementia;

        o 60 of our issued United States patents and several pending patent applications concern the compounds in our dopamine receptor targeted antipsychotic program;

        o 14 of our issued United States patents and several pending patent applications are in our drug discovery program to treat depression through the CRF1 receptor; and

        o Three of our issued United States patents and several pending patent applications are in our NPY-1 receptor-targeted drug discovery program to treat obesity.

     We are not currently engaged in any research based on any technology transfer that we believe would obligate us to pay royalties to any third party.

     The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is considerable uncertainty regarding the breadth of claims allowed in such cases and the degree of protection afforded under such patents. As a result, we cannot assure you that our patent applications will be successful or that our current or future patents will afford us protection against our competitors. It is possible that our patents will be successfully challenged or that patents issued to others may preclude us from commercializing our products. Litigation to establish the validity of patents, to defend against infringement claims or to assert infringement claims against others can be lengthy and expensive, even if a favorable result is obtained. Moreover, much of our expertise and technology cannot be patented.

     In connection with the Pfizer collaboration agreements, we have granted Pfizer license to manufacture, use and sell drug candidate compounds subject to those agreements. To the extent that we enter into future collaborations or license agreements with third parties, we may have to share, or may have no rights at all to, intellectual property developed or patents obtained in connection with these collaborations.

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

     Pfizer manufactures, or will be responsible for manufacturing, drugs for clinical trials which are subject to the 1992 Pfizer Agreement and the 1994 Pfizer Agreement and has the right to manufacture future products under these collaborations, if any, for commercialization. Pfizer will also be responsible for manufacturing drugs for Phase II and later stage clinical trials which are subject to the 1995 Pfizer Agreement and, subject to our option described below, has the right to manufacture future products, if any, for commercialization. We have retained the option to manufacture future products, if any, developed pursuant to the 1995 Pfizer Agreement for sales in NAFTA countries. See "Collaborative Research and Licensing Agreements." With respect to compounds not currently subject to collaborations, we plan to either establish supply arrangements with third-party manufacturers for clinical trials and for commercial distribution or develop our own manufacturing capabilities.

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

Government Regulation

     The production and marketing of our products and our research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous federal regulation and, to a lesser extent, state regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory framework will take a number of years and involve the expenditure of substantial resources.

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

     The results of the pharmaceutical development, pre-clinical studies and clinical studies are submitted to the FDA in the form of a New Drug Application for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Consequently, there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a New Drug Application if applicable regulatory criteria are not satisfied, require additional testing or information or require post-marketing testing and surveillance to monitor the safety of a company's products if it does not believe the New Drug Application contains adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that a New Drug Application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

Employees

     As of December 31, 2000, we had 187 full-time employees, of which 146 persons were scientists and, of these scientists, 63 had Ph.D. degrees. None of our employees are covered by collective bargaining agreements, and we consider relations with our employees to be good. Each of our current scientific personnel has entered into confidentiality and non-competition agreements with us.

Research and Development Expenses

     We incurred research and development expenses of $28,048,000,  $23,965,000,
and  $20,818,000  in  2000,   1999,  and  1998,  which  exclude  non-cash  stock
compensation charges of $4,637,000, $77,000 and $96,000, respectively.

ITEM 2. Properties

     We conduct our operations in laboratory and administrative facilities on a single site located in Branford, Connecticut. Our occupied facilities as of December 31, 2000 totaled approximately 78,000 square feet, of which approximately 54,000 square feet are owned by us and approximately 24,000 square feet were leased under a ten-year lease which commenced in July 1995. Pursuant to the lease agreement, we had an option to extend the lease for an additional ten-year period and an option to purchase the facility effective after the fifth year of the original term of the lease. In January 2001, we elected to purchase this facility for $2.4 million.

     In addition, we purchased an approximately 54,000 square foot building in October 1999, adjacent to our currently occupied facility and are in the process of preparing to have a portion of this building adapted for our research uses. We expect that these facilities will accommodate our anticipated administrative and research needs for the foreseeable future.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
               "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995.

     Except for historical matters, the matters discussed in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or any rules, regulations or releases of the Securities and Exchange Commission with respect thereto. Forward-looking statements in this Form 10K include, but are not limited to, statements in Item 1 under the caption "Business--Product Research and Development" with respect to the Company's various product development programs and statements in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" with respect to the sufficiency of the Company's cash balance to fund planned operations. In addition, the Company may from time to time make forward-looking statements in the future.

     Neurogen wishes to caution readers, and others to whom forward-looking statements are addressed, that any such forward-looking statements are not guarantees of future performance and that actual results may differ materially from estimates in the forward looking statements. In addition to the important factors described elsewhere in this Form 10-K and the Company's other filings with the Securities and Exchange Commission, the following important factors, among others, could affect Neurogen's actual future results and could cause such results to differ materially from estimates expressed in any forward-looking statements made by, or on behalf of, Neurogen:

     o Difficulties or delays in discovery, research, development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, including without limitation any unanticipated pre-clinical or clinical delays, delays in regulatory approvals, the failure to develop follow-on candidates in a given program, the failure to attract or retain scientific and management personnel, adverse side effects or inadequate therapeutic efficacy or inadequate drug properties which could slow or prevent product development efforts at any stage of product development by delaying or preventing clinical trials, delaying or preventing regulatory approval for commercialization or adversely affecting acceptance by the market.

     o Vigorous competition within the Company's anticipated product markets, including without limitation competition from fully-integrated pharmaceutical companies, specialty biotechnology companies and platform technology companies, many or all of which may have substantially greater capabilities, experience and resources than the Company.

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

     o Risk that Neurogen's interests will not coincide with those of its collaborators with respect to the timing or conduct of clinical development of compounds, the future productions of developed products or strategies with respect to development and commercialization of such products.

     o Risk that actual research and development costs and associated general and administrative costs may exceed budgeted amounts for a variety of reasons, including the uncertainty of product development in the pharmaceutical industry.

     o Risk that drug targets pursued by the company may prove to be invalid after substantial investments by the Company.

     o Inability to obtain sufficient funds through future collaborative arrangements, technology transfers, equity or debt financings or other sources to continue the operation of the Company's business which may require the Company to reduce substantially or eliminate expenditures for product development or to relinquish rights to certain of its technologies or potential products.

     o Risk that the Company's patents and trade secrets and confidentiality agreements with collaborators, employees, consultants or vendors will be invalidated or not adequately protect the Company's intellectual property.

     o Uncertainty of the scope and enforceability of patents in the pharmaceutical and biotechnology industries which purport to enable competitors to restrict others from pursuing certain drug targets.

     o Risk that the Company may be prohibited or otherwise restricted from working on certain targets relevant to the Company's business.

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

     o Inability of the Company to attract and retain qualified management, employees and consultants.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Neurogen is traded on The NASDAQ Stock Market under the symbol NRGN. As of March 1, 2001, there were approximately 241 holders of record of the Company's common stock. No dividends have been paid on the common stock to date, and the Company currently intends to retain any earnings for further development of the Company's business.

     The following table sets forth the high and low closing bid prices for the common stock as reported by NASDAQ.

                                                                HIGH     LOW
                                                                ----     ---
FISCAL 2000:
First Quarter.................................................. 47 3/8  15 5/8
Second Quarter................................................. 30 7/8  21 1/8
Third Quarter.................................................. 38 3/4  26 9/16
Fourth Quarter................................................. 38 7/16 25 15/16
FISCAL 1999:
First Quarter.................................................. 17 3/4  10 1/2
Second Quarter................................................. 15 1/2  10 1/2
Third Quarter.................................................. 19 3/4  14 3/8
Fourth Quarter................................................. 17 3/8  12 15/16


ITEM 6.   SELECTED FINANCIAL DATA

For the Year Ended December 31

                                                     (in thousands, except per share data)
                                                -----------------------------------------------
                                                  2000     1999     1998      1997      1996
                                                -------- -------- --------- --------- ---------
Total operating revenues.......................$ 20,413   $ 10,209  $ 11,081  $ 17,979  $ 18,286
Total operating expenses.......................$ 40,858   $ 28,465  $ 24,834  $ 23,276  $ 17,229
Net income (loss)..............................$(15,471)  $(14,618) $ (9,458) $   (257) $  5,894
Net income (loss) per share-basic..............$  (0.94)  $  (1.00) $   (.66) $   (.02) $    .42
Net income (loss) per share-diluted............$  (0.94)  $  (1.00) $   (.66) $   (.02) $    .38
Total assets...................................$142,588   $ 92,134  $101,810  $111,869  $113,869
Long-term debt.................................$  1,912   $  1,912         -  $     74  $    279
Stockholders' equity...........................$126,120   $ 84,710  $ 98,567  $106,918  $106,245
Weighted average number of shares outstanding-
basic..........................................  16,490     14,576    14,419    14,348    14,145


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in September 1987, Neurogen has been engaged in the discovery and development of drugs. The Company has not derived any revenue from product sales and expects to incur significant losses in most years prior to deriving any such product revenues. Revenues to date have come from three collaborative research agreements and one technology transfer agreement with Pfizer Inc., one collaborative agreement with Schering-Plough and one license agreement with American Home Products.

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

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The Company's fiscal 2000 operating revenues increased 100 percent to $20.4 million from 1999 operating revenues of $10.2 million, which was a decrease from 1998 operating revenues of $11.1 million. The increase in 2000 was primarily due to the recognition of $10.7 million in revenue under the Pfizer Technology Transfer Agreement (as described below). The decrease in 1999 was due primarily to the scheduled conclusion in June 1998 of the research phase of the collaborative agreement with Schering-Plough. Operating revenues in future periods may fluctuate significantly due to many factors, including those described throughout this section.

     Research and development expenses, excluding non-cash stock compensation charges, increased 17 percent to $28.0 million in 2000 as compared to 1999. Research and development expenses increased 15 percent to $24.0 million in 1999 compared to $20.8 million in 1998. These increases are primarily due to increases in research and development personnel as well as the Company's further expansion of its AIDD (TM)(Accelerated Intelligent Drug Discovery) Program for the discovery of new drug candidates. Total research and development expenses represented 80 percent, 84 percent and 84 percent of total operating expenses for the years ended December 31, 2000, 1999 and 1998, respectively.

     General and administrative expenses, excluding non-cash stock compensation charges, increased 31 percent to $5.7 million in 2000 from $4.4 million in 1999 and 13 percent in 1999 from $3.9 million in 1998. These increases are attributed to additional administrative and technical services and personnel to support the protection of Neurogen's growing intellectual property estate and the pursuit of potential collaborative relationships to support and commercialize Neurogen's expanding research pipeline.

     Other income, consisting primarily of interest income and gains and losses from invested cash and marketable securities, was $5.5 million in 2000, $3.6 million in 1999, and $4.3 million in 1998. The increase in 2000 was due primarily to a higher level of invested funds and higher available interest rates. The decrease in 1999 compared to 1998 was due primarily to a lower level of invested funds.

     The Company recognized a net loss of $15.5 million for the year ended December 31, 2000, $14.6 million for the year ended December 31, 1999, and $9.5 million for the year ended December 31, 1998. The increase in the 2000 net loss from 1999 is due to a non-recurring, non-cash $6.5 million charge recognized in the first quarter of 2000 upon the vesting of 137,625 shares of restricted stock granted to certain employees in 1998 and increases in research and development and general and administrative expenses, as explained above (net of a $0.5 million cumulative effect of change in accounting principle, discussed below). These increases in expenses are partially offset by the recognition of $10.7 million in revenue under the Pfizer Technology Transfer Agreement (described below). The increase in 1999 net loss was primarily due to a decrease in operating revenues and an increase in research and development and general and administrative expenses due to the factors described above.

     In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and 101B, provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. SAB No. 101 permits application of its guidance to be treated as a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. Accordingly the cumulative effect of applying SAB No. 101 on the amount of accumulated deficit at January 1, 2000 is included as an adjustment to net loss for the year ended December 31, 2000.

     The Company adopted the guidance of SAB No. 101 in the fourth quarter of 2000 and reflected a cumulative effect of change in accounting principle on prior years of $500,000, related to timing of revenue recognition on certain non-refundable up-front payments previously recognized on a technology transfer agreement.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000 and 1999, cash, cash equivalents and marketable securities were in the aggregate $108.8 million and $65.0 million, respectively. This increase was due primarily to the receipt in 2000 of $38.7 million, net of $2.3 million in expenses, from a private placement of common stock, $10.0 million in stock option excercises, and the receipt of $16.5 million in payments from Pfizer under the Technology Transfer Agreement described below. While the Company's aggregate level of cash, cash equivalents and marketable securities increased during 2000, these levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

     Neurogen's cash requirements to date have been met by the proceeds of its financing activities, amounts received pursuant to collaborative or technology transfer arrangements and interest earned on invested funds. The Company's financing activities include private placement offerings of the Company's common stock prior to its initial public offering, underwritten public offerings of the Company's common stock in 1989, 1991 and 1995, a private placement of common stock in 2000, and the private sale of common stock to Pfizer in connection with entering into the Pfizer Agreements and to American Home Products in a licensing agreement. Total funding received from these financing activities was approximately $146.6 million. The Company's expenditures to date have been primarily to fund research and development and general and administrative expenses and to construct and equip its research and development facilities.

PFIZER
------

     In the first quarter of 1992, the Company entered into the 1992 Pfizer Agreement pursuant to which Pfizer made a $13.8 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to five years (later extended as described below) for Neurogen's research programs for the discovery of GABA-based drugs for the treatment of anxiety and cognitive disorders. As of December 31, 2000, Pfizer has provided $41.0 million of research funding to the Company pursuant to the 1992 Pfizer Agreement, as extended, and $0.5 million for the achievement of clinical development milestones. Neurogen is eligible to receive additional milestone payments of up to $12.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market collaboration anxiolytics and cognition enhancers that act through the family of receptors which interact with the neuro-transmitter GABA. Pfizer will pay Neurogen royalties based upon net sales levels, if any, for such products.

     Neurogen and Pfizer entered into their second collaborative agreement, the 1994 Pfizer Agreement, in July 1994, pursuant to which Pfizer made an additional $9.9 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended as described below) for Neurogen's research program for the development of GABA-based drugs for the treatment of sleep disorders. As of December 31, 2000, Pfizer had provided $13.4 million of research funding to the Company pursuant to the 1994 Pfizer Agreement, as extended, and $0.3 million for the achievement of a clinical development milestone. Neurogen could also receive additional milestone payments of up to $3.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. In return, Pfizer received the exclusive rights to manufacture and market GABA-based sleep disorder products for which it will pay Neurogen royalties based upon net sales levels, if any.

     In December 1996, December 1998, and again in December 2000, Neurogen and Pfizer extended and combined Neurogen's research efforts under the 1992 and 1994 Agreements. Pursuant to the extension agreements, Neurogen has received $6.2 million in 2000 (which amount is included in the above-described cumulative totals received for the 1992 and 1994 agreements) and under the extension expects to receive an additional $2.9 million during 2001 for research and development funding of the Company's GABA-based anxiolytic, cognitive enhancer and sleep disorders projects.

     Under both the 1992 Pfizer Agreement and the 1994 Pfizer Agreement, in addition to making the equity investments and the research and milestone payments noted above, Pfizer is responsible for funding the cost of all clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

     Neurogen and Pfizer entered into their third collaborative agreement, the 1995 Pfizer Agreement, in November 1995, pursuant to which Pfizer made an additional $16.5 million equity investment in the Company. Pfizer also paid a $3.5 million license fee. Additionally, Pfizer agreed, among other things, to fund a specified level of resources for up to five years for Neurogen's research program for the discovery of drugs which work through the neuropeptide Y (NPY) mechanism for the treatment of obesity and other disorders. As of December 31, 2000, Pfizer had provided $14.0 million in research funding pursuant to the 1995 Pfizer Agreement. In 1998, Pfizer exercised its option under the 1995 Pfizer Agreement to extend the NPY research program and also agreed to fund increased Neurogen staffing on the program and thereby pay Neurogen $3.1 million to fund a fourth year of research, through October 1999. In 1999, Pfizer elected to further extend the research program through October 2000 and to pay Neurogen $2.6 million in 2000 for research done through that date. Neurogen could also receive milestone payments of up to approximately $28.0 million if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage clinical development costs and has retained the right to manufacture any collaboration products in NAFTA countries. Neurogen has also retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit-sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.

     In October 2000, Neurogen and Pfizer concluded the research phase of their NPY-based collaboration according to schedule. Therefore, the annual research funding formerly received from Pfizer came to its scheduled conclusion on October 31, 2000. Should Pfizer in the future elect to continue the development of any drug candidates subject to collaboration, Neurogen could also receive development and regulatory milestone payments and would be entitled to the royalty, profit-sharing and manufacturing rights described above.

     In June 1999, Neurogen and Pfizer entered into a technology transfer agreement (the "Pfizer Technology Transfer Agreement"). Under the terms of this agreement, Pfizer has agreed to pay Neurogen up to a total of $27.0 million over a three-year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD(TM) technologies for the discovery of new drugs, along with the installation of an AIDD system. Additional payments are also possible upon Pfizer's successful utilization of this technology. Pfizer has received a non-exclusive license to certain AIDD intellectual property, and the right to employ this technology in its own drug development programs. As of December 31, 2000, Pfizer had provided $19.5 million in license fees pursuant to the Pfizer AIDD agreement, of which $11.2 million has been recognized to date. Remaining revenues associated with amounts received under the Pfizer Technology Transfer Agreement will be recognized in future periods and may fluctuate significantly depending on the timing and completion of the Company's transfer of technology and systems pursuant to the agreement.

     The Company plans to use its cash, cash equivalents and marketable securities for its research and development activities, working capital and general corporate purposes. Neurogen anticipates that its current cash balance, as supplemented by research funding pursuant to the Pfizer Agreements and fees it expects to receive under the Pfizer Technology Transfer Agreement, will be sufficient to fund its current and planned operations through at least 2003. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to the progress of the Company's research and development programs, the timing and results of preclinical testing and clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of its proposed products, the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs, conducting clinical studies, obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. The Company anticipates that it may augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

     As of December 31, 2000, the Company had approximately $62.6 million and $3.7 million of net operating loss carryforwards and research and development credits, respectively, available for federal income tax purposes which expire from the years 2004 through 2020. The Company also had approximately $51.1 million and $2.2 million of Connecticut state tax net operating loss carryforwards and research and development credits, respectively, which expire in the years 2001 through 2020. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Neurogen is required to adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in fiscal 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not entered into any derivative financial instruments or hedging activities. As a result, management believes adoption of SFAS No. 133 will not have a material impact on the financial statements.

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

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Consolidated Balance Sheets at December 31, 2000 and 1999..................23,24

Consolidated Statements of Operations for the years ended
December 31, 2000, 1999 and 1998...........................................   25

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2000, 1999 and 1998...........................................   26

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998...........................................   27

Notes to Consolidated Financial Statements.................................   28

Report of Independent Accountants..........................................   35

                              NEUROGEN CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                           December 31
                                                                       -------------------
                                                                         2000      1999
                                                                       --------- ---------
                                                                          (In thousands)
                                Assets
Current Assets:
  Cash and cash equivalents...........................................   $48,086   $31,588
  Marketable securities...............................................    60,670    33,441
  Receivables from corporate partners.................................     1,517       286
  Other current assets................................................     1,364       921
                                                                       --------- ---------
Total current assets.................................................   $111,637    66,236

Property, plant & equipment:
  Land, building and improvements.....................................    17,949    17,709
  Construction in progress............................................     6,471     1,702
  Leasehold improvements..............................................     4,026     4,026
  Equipment and furniture.............................................    14,213    12,018
                                                                       --------- ---------
                                                                          42,659    35,455
Less accumulated depreciation and amortization........................    12,079     9,840
                                                                       --------- ---------
Net property, plant and equipment.....................................    30,580    25,615
Other assets, net.....................................................       371       283
                                                                       --------- ---------
                                                                        $142,588   $92,134
                                                                       ========= =========

           See accompanying notes to consolidated financial statements

                              NEUROGEN CORPORATION

                    CONSOLIDATED BALANCE SHEETS--(Continued)
                                                                           December 31
                                                                       -------------------
                                                                         2000      1999
                                                                       --------- ---------
                                                                      (In thousands, except
                                                                         per share data)


              Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses...............................   $ 5,014   $ 2,704
  Unearned revenue from corporate partner.............................     9,542     2,760
                                                                       --------- ---------
Total current liabilities.............................................    14,556     5,464

Loans payable ........................................................     1,912     1,912
Accrued compensation..................................................       -          48
                                                                       --------- ---------
Total liabilities.....................................................    16,468     7,424
Commitments and Contingencies(Note 8)

Stockholders' Equity:
  Preferred stock, par value $.025 per share; authorized 2,000 shares;
  none issued.........................................................        -        -
  Common stock, par value $.025 per share; authorized 30,000 shares;
  issued and outstanding 17,386 shares in 2000 and 14,800 shares in
  1999...............................................................        434      370
  Additional paid-in capital..........................................   169,440  114,519
  Accumulated deficit.................................................   (42,323) (26,852)
  Deferred compensation...............................................    (1,706)  (3,076)
  Accumulated other comprehensive income..............................       275     (251)
                                                                       --------- ---------
Total stockholders' equity............................................   126,120   84,710
                                                                       --------- ---------
                                                                        $142,588  $92,134
                                                                       ========= =========


           See accompanying notes to consolidated financial statements




                              NEUROGEN CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Years Ended December 31
                                                         ---------------------------------
                                                            2000        1999       1998
                                                         ----------- ---------- ----------
                                                       (In thousands, except per share data)
Operating revenues:
License fees............................................   $ 11,208    $   500     $   -
Research and development................................      9,205      9,709     11,081
                                                         -----------  ---------  ---------
Total operating revenues................................     20,413     10,209     11,081

Operating expenses:
 Research and development:
  Stock compensation....................................      4,637         77         96
  Other research and development........................     28,048     23,965     20,818
                                                         -----------  ---------  ---------
 Total research and development.........................     32,685     24,042     20,914

 General and administrative:
  Stock compensation ...................................      2,456         51         63
  Other general and administrative......................      5,717      4,372      3,857
                                                          ---------- ----------  ---------
 Total general and administrative.......................      8,173      4,423      3,920
                                                          ---------- ----------  ---------
Total operating expenses................................     40,858     28,465     24,834
                                                          ---------- ----------  ---------
Operating loss..........................................    (20,445)   (18,256)   (13,753)

Other income (expense):
Investment income.......................................      5,474      3,639      4,312
Interest expense........................................         -          (1)       (17)
                                                          ---------- ----------  ---------
Total other income, net.................................      5,474      3,638      4,295
                                                          ---------- ----------  ---------
Net loss before cumulative effect of change in
accounting principle ...................................    (14,971)   (14,618)    (9,458)
                                                          ---------- ----------  ---------
Cumulative effect on prior years of the application of
SAB 101 "Revenue Recognition in Financial Statements" ..       (500)      -           -
                                                          ---------- ----------  ---------
Net Loss ...............................................   $(15,471)  $(14,618)   $(9,458)
                                                          ========== ==========  =========
Basic and diluted loss per share:
Before cumulative effect of change in accounting
principle ..............................................   $  (0.91)  $  (1.00)   $ (0.66)
Change in accounting principle .........................      (0.03)       -          -
                                                          ---------- ----------  ---------
Basic and diluted loss per share .......................    $ (0.94)  $  (1.00)   $ (0.66)
                                                          ========== ==========  =========
Shares used in calculation of loss per share:
Basic and diluted.......................................     16,490     14,576     14,419
                                                          ========== ==========  =========




           See accompanying notes to consolidated financial statements



                              NEUROGEN CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     For the Years Ended December 31, 2000, 1999 and 1998
                                                                        (in thousands)
                                                 --------------------------------------------------------------------------

                                                                                                     Accumulated
                                                                Additional                           Other
                                                   Common Stock   Paid-in  Accumulated   Deferred    Comprehensive
                                                  Shares Amount   Capital    Deficit   Compensation  Income          Total

                                                  ------ ------ ---------- ----------- ------------  ------------- --------




Balance at December 31, 1997.................... 14,390   $360   $110,231   $(2,776)    $(894)            $(3)    $106,918
Issuance of restricted stock....................    145      4      2,536        -     (2,540)            -             -
Deferred compensation ..........................     -      -         265        -       (106)            -            159
Exercise of stock options.......................     98      2        564        -         -              -            566
Stock issued in 401(k) match....................     19     -         299        -         -              -            299
Exercise of warrants............................      4     -           6        -         -              -              6
Comprehensive income:
  Net loss......................................     -      -          -     (9,458)       -              -         (9,458)
  Unrealized gain on marketable securities......     -      -          -         -         -               77           77
                                                 ------ ------ ---------- ----------- ------------  ------------- ---------
Balance at December 31, 1998.................... 14,656    366    113,901   (12,234)   (3,540)             74       98,567
Forfeiture of restricted stock .................     (7)    -        (131)       -        131              -            -
Deferred compensation ..........................     -      -        (204)       -        333              -           129
Exercise of stock options ......................    126      3        600        -         -               -           603
Stock issued in 401(k) match ...................     25      1        353        -         -               -           354
Comprehensive income:
  Net loss: ....................................     -      -          -    (14,618)       -               -       (14,618)
  Unrealized loss on marketable securities .....     -      -          -         -         -             (325)        (325)
                                                 ------ ------ ---------- ---------- ------------   ------------- ---------
Balance at December 31, 1999.................... 14,800    370    114,519   (26,852)   (3,076)           (251)      84,710
Stock issued in private placements, net of
offering expenses...............................  1,638     41     38,657        -          -              -        38,698
Deferred compensation...........................     -      -       5,523        -      1,370              -         6,893
Issuance of stock options.......................     -      -         200        -         -               -           200
Exercise of stock options.......................    899     22     10,010        -         -               -        10,032
Stock issued in 401(k) match ...................     13     -         436        -         -               -           436
Exercise of warrants ...........................     36      1         95        -         -               -            96
Comprehensive income:
  Net loss......................................     -      -          -    (15,471)       -               -       (15,471)
  Unrealized gain on marketable securities......     -      -          -         -         -              526          526
                                                 ------ ------ ---------- ----------- ------------  ------------- ---------
Balance at December 31, 2000.................... 17,386   $434   $169,440  $(42,323)  $(1,706)           $275     $126,120
                                                 ====== ====== ========== =========== ============  ============= =========

           See accompanying notes to consolidated financial statements



                              NEUROGEN CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Years ended December 31
                                                                --------------------------------
                                                                   2000       1999       1998
                                                                ---------- ---------- ----------
                                                                         (In thousands)
Cash flows from operating activities:
Net loss.......................................................   $(15,471) $(14,618)   $(9,458)
Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
Depreciation and amortization expense..........................      2,762     2,608      2,365
Stock compensation expense ....................................      7,093       129        159
Other noncash compensation ....................................        517       459        437
Loss on disposal of assets.....................................        141        33          6
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses...      2,309      (155)    (1,557)
Increase in unearned revenue from corporate partner............      6,782     2,500         60
(Increase) decrease in receivables from corporate partners.....     (1,231)      369        536
(Increase) decrease in other assets, net.......................       (664)      331       (187)
                                                                ---------- ---------- ----------
Net cash provided by (used in)operating activities.............      2,238    (8,344)    (7,639)
                                                                ---------- ---------- ----------
Cash flows from investing activities:
Purchases of plant and equipment...............................     (7,899)   (3,753)    (1,974)
Purchases of marketable securities.............................    (56,230)  (35,629)   (66,242)
Maturities and sales of marketable securities..................     29,580    50,806     34,602
Proceeds from sale of assets...................................         31        -          34
                                                                ---------- ---------- ----------
Net cash (used in)provided by  investing activities............    (34,518)   11,424    (33,580)
                                                                ---------- ---------- ----------
Cash flows from financing activities:
Exercise of stock options and warrants ........................     10,080       603        566
Net proceeds from private placement of common stock ...........     38,698        -          -
Principal payments under mortgage payable......................       -          (73)      (205)
Increase in loans payable .....................................       -        1,912         -
                                                                ---------- ---------- ----------
Net cash provided by financing activities......................     48,778     2,442        361
                                                                ---------- ---------- ----------
Net increase (decrease)in cash and cash equivalents............     16,498     5,522    (40,858)
Cash and cash equivalents at beginning of year.................     31,588    26,066     66,924
                                                                ---------- ---------- ----------
Cash and cash equivalents at end of year.......................    $48,086   $31,588    $26,066
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

     CASH EQUIVALENTS AND MARKETABLE SECURITIES--The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. The carrying values of cash equivalents at December 31, 2000 and 1999 were approximately $47,121,000 and $31,308,000, respectively.

     The Company considers its investment portfolio to be available-for-sale securities as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. Marketable securities at December 31, 2000 and 1999 consist of debt securities with maturities of three months to four years. Securities are available for sale and are carried at fair value with the unrealized gains/losses reported as other comprehensive income. Realized gains and losses have been determined by the specific identification method. The Company recognized gross realized gains of $84,000, $15,000 and $52,000 in 2000, 1999 and 1998, respectively. Gross realized losses were $288,000, $108,000 and $60,000 in 2000, 1999 and 1998, respectively.

     PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

                Equipment and furniture.........3 to 7 years
                Leasehold improvements..........Shorter of life of
                                                lease or 10 years
                Building and building/
                land improvements...............15 to 40 years

     REVENUE RECOGNITION--Revenue under research and development arrangements is recognized as earned under the terms of the respective agreements. Product research funding is recognized as revenue, generally on a quarterly basis, as research effort is performed. License and technology transfer revenue is recognized when a contractual arrangement exists, fees are fixed and determinable, delivery of the technology has occurred and collectibility is reasonably assured. If customer acceptance is required, revenue is deferred until acceptance occurs. If there are on-going services or obligations after delivery, revenue is recognized over the related term of the service on a percentage of completion basis, unless such obligation is maintenance which is recognized on a straight line basis. For contracts with multiple elements, total contract fees are allocated to the different elements based on evidence of fair value. Deferred revenue arises from the payments received for research and development to be conducted in future periods or for licenses of Neurogen rights or technology where Neurogen has continuing involvement. Deferred revenue is generally expected to be recognized within the next twelve months.

     Prior to January 1, 2000, one-time non-refundable fees were recognized as revenue on a straight-line basis over the related minimum contract period. Beginning in 2000 such fees are deferred and allocated to the other elements of the contract based on verifiable objective evidence of fair value of those elements.

     In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101, as amended by SAB No. 101A and 101B, provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. SAB No. 101 permits application of its guidance to be treated as a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. Accordingly the cumulative effect of applying SAB No. 101 on the amount of accumulated deficit at January 1, 2000 is included as an adjustment to net loss for the year ended December 31, 2000.

     The Company adopted the guidance of SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000 and reflected a cumulative effect of the change in accounting principle on prior years of $500,000, related to timing of revenue on nonrefundable up-front payments previously recognized on a license and technology transfer agreement. The full amount of the cumulative catch-up has been recognized in 2000 under the Company's new revenue recognition policy. Previously reported financial information for the years ended December 31, 1999 and 1998 has not been restated to give the pro forma effect of the adoption of SAB No. 101 as the effect could not be reasonably determined.

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the parent company and a subsidiary, Neurogen Properties LLC, after elimination of intercompany transactions.

     SEGMENT INFORMATION--Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No.
131), requires that an enterprise report financial and descriptive information about each of its reportable operating segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company operates in one segment: drug discovery and pharmaceutical development. SFAS No. 131 also requires disclosures about products and services, geographic area, and major customers.

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

     RECENT PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Neurogen is required to adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in fiscal 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not entered into any derivative financial instruments or hedging activities. As a result, management believes adoption of SFAS No. 133 will not have a material impact on the financial statements.

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

     EARNINGS (LOSS) PER SHARE--Basic EPS is calculated by dividing income or loss attributable to common stockholders by the weighted average common shares outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods of net loss as recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive.

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

     RECLASSIFICATIONS--Certain reclassifications have been made to the 1999 and 1998 financial statements in order to conform to the 2000 presentation.

2.   CORPORATE PARTNER AGREEMENTS

PFIZER
------

     In 1992, the Company entered into a collaborative research agreement (the "1992 Pfizer Agreement") with Pfizer Inc. ("Pfizer"), pursuant to which Pfizer has provided $13,750,000 in equity financing. Pursuant to the 1992 Pfizer Agreement, the Company has received an aggregate of approximately $41,005,000 for research and development funding of the Company's anxiolytic and cognition enhancement projects and $500,000 for the achievement of clinical development milestones. Neurogen could also receive additional milestone payments totaling $12,000,000 if certain development and regulatory objectives are achieved regarding its products subject to the 1992 Pfizer Agreement. In return, Pfizer received the exclusive rights to manufacture and market GABA-based anxiolytics and cognition enhancers developed in the collaboration for which it will pay Neurogen royalties based upon net sales levels, if any, for such products. In each of 2000, 1999 and 1998, Neurogen received and recognized in revenue approximately $4,680,000 in research funding, which approximates the research costs it incurred in such years under the 1992 Pfizer Agreement.

     The Company entered into its second collaborative agreement (the "1994 Pfizer Agreement") with Pfizer in June 1994 pursuant to which Pfizer made an additional equity investment in the Company of $9,864,000. Pursuant to the 1994 Pfizer Agreement, the Company has received an aggregate of approximately $13,388,000 for research and development funding of the Company's sleep disorder project and $250,000 for the achievement of a clinical development milestone. Neurogen could also receive additional milestone payments totaling $3,000,000 if certain development and regulatory objectives are achieved regarding its products subject to the 1994 Pfizer Agreement. In return, Pfizer received the exclusive right to manufacture and market GABA-based sleep disorder products developed in the collaboration for which it will pay Neurogen royalties depending upon net sales levels, if any. In 2000, 1999 and 1998, the Company received research funding of approximately $1,560,000 which approximates the research costs incurred in such years under the 1994 Pfizer Agreement.

     In December 1996, December 1998, and again in December 2000 Neurogen and Pfizer extended and combined Neurogen's research efforts under the 1992 and 1994 Agreements through December 31, 2001. Pursuant to the extension agreements, Neurogen received approximately $6,240,000 in each of 2000, 1999 and 1998 (which amount is included in the above-described cumulative totals received for the 1992 and 1994 agreements). Neurogen also expects to receive research funding of $2,880,000 in the year 2001. Additionally, the companies agreed to expand the 1992 Agreement to include depression as a new target. Pursuant to this agreement, Neurogen will be eligible to receive certain milestone payments upon the achievement of development and regulatory objectives and royalties based on net sales levels, if any. Pfizer received the exclusive right to manufacture and market GABA based drugs for depression from the collaboration.

     Neurogen and Pfizer entered into their third collaborative agreement (the "1995 Pfizer Agreement") in November 1995, pursuant to which Pfizer paid $3,500,000 in one-time license fees and made an additional equity investment in the Company of $16,500,000. Pfizer also agreed, among other things, to fund a specified level of resources for up to five years for Neurogen's research program for the discovery of drugs which work through the neuropeptide Y (NPY) mechanism for the treatment of obesity and other disorders. As of December 31, 2000, Pfizer had provided $14,000,000 in research funding pursuant to the 1995 Pfizer Agreement. In 1998, Pfizer exercised its option under the 1995 Pfizer Agreement to extend the NPY research program and also agreed to fund increased Neurogen staffing on the program and thereby pay Neurogen $3,120,000 to fund a fourth year of research, through October 1999. In 1999, Pfizer elected to further extend the research program through October 2000 and thereby pay Neurogen an additional $3,120,000 to fund Neurogen's research for this fifth year. Neurogen could also receive milestone payments of up to approximately $28,000,000 if certain development and regulatory objectives are achieved regarding its products subject to the collaboration. As part of this third collaboration, Pfizer received the exclusive worldwide rights to manufacture and market NPY-based collaboration compounds, subject to certain rights retained by Neurogen. Pursuant to the 1995 Pfizer Agreement, Neurogen will fund a minority share of early stage clinical development costs and has retained the right to manufacture any collaboration products in NAFTA (North American Free Trade Agreement) countries. Neurogen has also retained a profit sharing option with respect to product sales in NAFTA countries. If Neurogen exercises the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing costs and in return receive a specified percentage of any profit generated by sales of collaboration products in NAFTA countries. If Neurogen chooses not to exercise its profit sharing option, Pfizer would pay Neurogen royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing expenses. In either case Neurogen would be entitled to royalties on drugs marketed in non-NAFTA countries.

     In October 2000, Neurogen and Pfizer concluded the research phase of their NPY-based collaboration according to schedule. Therefore, the annual research funding formerly received from Pfizer came to its scheduled conclusion on October 31, 2000. Should Pfizer in the future elect to continue the development of any drug candidates subject to collaboration, Neurogen could also receive development and regulatory milestone payments and would be entitled to the royalty, profit-sharing and the manufacturing rights described above.

     In June of 1999, Neurogen and Pfizer entered into a technology transfer agreement (the "Pfizer Technology Transfer Agreement"). Under the terms of this agreement, Pfizer has agreed to pay Neurogen up to a total of $27,000,000 over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD (Accelerated Intelligent Drug Discovery) technologies for the discovery of new drugs, along with the installation of an AIDD(TM) system. Additional payments are also possible upon Pfizer's successful utilization of this technology. Pfizer has received a non-exclusive license to certain AIDD intellectual property, and the right to employ this technology in its own drug development programs. As of December 31, 2000, the company had received
$19,500,000 in license fees pursuant to the Pfizer AIDD agreement of which $11,208,000 has been recognized. Remaining revenues associated with amounts received under the Pfizer Technology Transfer Agreement will be recognized in future periods and may fluctuate significantly depending on the timing and completion of the Company's transfer of technology and systems pursuant to the agreement.

3.   INVESTMENTS

     The following tables summarize the company's investments (in thousands).

December 31, 2000
                                        Gross           Gross
                      Amortized       Unrealized      Unrealized      Fair Value
                        Cost            Gains           Loss
                     -----------      ----------      ----------     -----------
U.S. Government
notes................  $23,565           $126            $(22)         $23,670
Corporate notes
and bonds............   36,809            203             (12)          37,000
                     -----------      ----------      ----------     -----------
Total                  $60,374           $329            $(34)         $60,670
                     ===========      ==========      ==========     ===========

December 31, 1999
                                        Gross           Gross
                      Amortized       Unrealized      Unrealized      Fair Value
                        Cost            Gains           Loss
                      ----------      ----------      ----------     -----------
U.S. Government
notes................  $18,507           $ -            $(251)         $18,256
Corporate notes
and bonds............   15,185             -               -            15,185
                     -----------      ----------       ---------     -----------
Total                  $33,692           $ -            $(251)         $33,441
                     ===========      ==========      ==========     ===========

     The following table summarizes investment maturities at December 31, 2000 (in thousands).

                                Amortized Cost          Fair Value
                                --------------         -----------
Less than one year..............   $36,283               $36,442
Due in 1 to 4 years.............    24,091                24,228
                                --------------          ----------
                                   $60,374               $60,670
                                ==============         ===========

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31 are summarized as follows (in thousands):
                            2000   1999
                           ------ ------
Accounts payable...........$3,822 $1,951
Accrued compensation....... 1,141    753
Other......................    51     -
                           ------ ------
                           $5,014 $2,704
                           ====== ======

5.   LONG-TERM DEBT AND LEASE OBLIGATIONS

     In 1995, the Company entered into a ten year operating lease agreement to lease 24,000 square feet of space in a building adjacent to the Company's existing research facility. The Company had an option to purchase the building after the fifth year of the lease which it did on January 11, 2001 for $2,437,500, thereby terminating the lease. The improvements made to the leased facility for laboratory and office space were completed in the fourth quarter of 1996 and were to be amortized over the life of the lease, or ten years. Rent expense approximated $140,000 in 2000, 1999 and 1998.

     In October of 1999, Neurogen entered into a financing arrangement with Connecticut Innovations, Inc. (CII) secured by the property at 45 Northeast Industrial Road, whereby CII will loan up to $5.0 million to Neurogen for the purchase and development of a new building to create additional laboratory space. As of December 31, 2000, CII had advanced Neurogen $1,912,280 for the purchase of the building in October 1999. The remainder of the loan will be advanced as construction progresses. The renovation was substantially completed in March 2001. The loan will be repayable in monthly installments over 10 years, bearing interest at an annual rate of 7.5%, beginning upon the substantial completion of renovation construction and the closing of the construction loan. As of December 31, 2000, total interest payments on the loan approximated $183,000 and were recorded as capital on the building construction.

6.   COMMON STOCK

     On June 30, 2000, the Company entered into a private placement agreement with certain institutional investors, pursuant to which the Company issued 1,638,000 shares of its common stock for net proceeds of $38,698,000.

7.   STOCK  OPTIONS,  WARRANTS AND  RESTRICTED STOCK

     The Company has various stock incentive plans, under which it can award incentive and non-qualified stock options, stock appreciation rights, restricted shares and performance units. Stock options are generally granted at fair market value at the date of grant, vest generally over five years and expire generally ten years after a date of grant. Certain option holders have varying vesting schedules from immediate vesting up to annual vesting over five years. Under all plans, there were 4,373,636 shares of common stock reserved for future grants as of December 31, 2000.

Options
-------

     The following table presents the combined activity of its stock option plans for the years ended December 31, as follows:

                                             2000               1999               1998
                                     ------------------- ------------------- -------------------
                                                Weighted            Weighted            Weighted
                                                 Average             Average             Average
                                                Exercise            Exercise            Exercise
                                      Options     Price   Options     Price   Options     Price
                                     ---------- -------- ---------- -------- ---------- --------
Outstanding at January 1............ 3,940,844   $14.91  3,680,880    $14.55 3,389,576    $14.11
Granted.............................   755,540    33.22    491,712     15.75   519,788     16.91
Exercised...........................  (901,377)   11.18   (147,492)     6.44  ( 97,645)     5.80
Canceled............................   (89,419)   17.09    (84,256)    18.69  (130,839)    18.95
                                     ---------- -------- ---------- -------- ---------- --------
Outstanding at December 31.......... 3,705,588   $19.50  3,940,844    $14.91 3,680,880    $14.56
                                     ========== ======== ========== ======== ========== ========
Options exercisable at December 31.. 2,086,033   $15.98  2,419,722    $13.60 2,006,784    $12.21

     With respect to certain options for 66,250 shares granted on December 31, 1997, if the recipient remains employed with the Company for a period of seven years from the date of grant, the exercise price for any of such options which have not been exercised at the end of the ten year term of such option, shall become zero and the options will be exercised and the shares will be conveyed to the respective optionees. The exercise price for any of such options exercised prior to the end of such ten-year term shall be $13.50 per share, the market price of the common stock on the date of grant. In connection with this grant, as of December 31, 2000, the Company had recorded deferred compensation totaling $2,327,000. Such deferred compensation is being amortized over the seven year service period required for these options to vest. The unamortized balance related to this grant at December 31, 2000 was $1,682,000. The Company recognized stock compensation expense of $356,000, $128,000 and $159,000 for 2000, 1999 and 1998, respectively, relating to these options.

     In June 2000, the Company recorded $57,000 of deferred compensation and compensation expense of $34,000 was recognized for grants of options that were issued below market value. At December 31, 2000, $23,000 of deferred compensation was remaining for these options. Additionally, the Company recognized $200,000 of expense relating to option grants to consultants.

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company accounts for its stock option plans in accordance with the provisions of APB 25, "Accounting for Stock Issued to Employees."

     The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2000:

                               Weighted
                                Average   Weighted             Weighted
                               Remaining   Average              Average
     Range of        Number   Contractual Exercise    Number   Exercise
 Exercise Prices  Outstanding Life (Yrs.)   Price  Exercisable   Price
----------------- ----------- ----------- -------- ----------- --------
Less than $9.99..     592,934         3.3   $6.56      592,934    $6.56
$10.00-$19.99...... 1,797,082         7.0   16.21      937,965    16.42
$20.00-$29.99....     696,232         5.9   25.21      538,044    25.02
$30.00-$38.75....     619,340         7.9   35.13       17,090    33.87
                  -----------                      -----------
                    3,705,588                        2,086,033
                  ===========                      ===========


Restricted Stock
----------------

     As of December 31, 1999, 137,625 shares of restricted stock were held by certain employees. The December 31, 1998 grant of this restricted stock stipulated that if the stock price closed at or above $45.00 per share within four years from the date of grant the restriction would be removed and the stock would fully vest to the employee with no restriction. If the Company's stock price did not reach $45.00 the shares would be forfeited. On February 18, 2000, Neurogen stock closed the trading day at $47.25, thereby removing the restriction and vesting the stock immediately. A charge to income of $6,503,000 was recorded in the first quarter of 2000.

Warrants
--------
     In 2000, 36,266 warrants to purchase common stock were exercised at $2.55 per share. Such warrants were issued in 1991 to a prior lessor of furniture and equipment. At December 31, 2000, there were no outstanding warrants.

     As of December 31, 2000 compensation expense has not been recognized for the stock option plans, except as noted above. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                 2000       1999       1998
                                               --------  ---------   --------
Net loss as reported......................... $(15,471)  $(14,618)   $(9,458)
Net loss pro forma...........................  (21,730)   (20,384)   (15,971)
Diluted loss per share as reported...........     (.94)     (1.00)      (.66)
Diluted loss per share-pro forma.............    (1.32)     (1.40)     (1.11)

     The estimated fair value at the date of grant for options  granted in 2000,
1999  and  1998  was  $21.87,   $9.09  and  $10.15,   respectively,   using  the
Black-Scholes model with the following weighted average assumptions:

                                2000     1999    1998
                              -------  ------  -------
Expected life...............       5       5        5
Interest rate...............     5.2%    6.2%     4.6%
Volatility..................      77%     68%      66%

     As additional options are expected to be granted in future years and the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

8.   INCOME TAXES

     The difference between the Company's "expected" tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before provision for income taxes, and actual tax is reconciled below (in thousands):

                                                                 2000      1999      1998
                                                               --------- --------- ---------
Expected tax benefit at 34%................................... $(5,260)  $(4,919)  $(3,216)
State tax benefit net of federal benefit......................    (766)     (762)     (593)
R & D credit..................................................  (1,613)   (1,421)       -
Expiring loss carry forward...................................     -         346       148
State tax rate change ........................................     -         240        -
Other.........................................................      15         2        10
Change in valuation allowance.................................   7,624     6,514     3,651
                                                               --------- --------- ---------
                                                                 $  -      $  -      $  -
                                                               ========= ========= =========


     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below (in thousands):

                                                    2000       1999
                                                  ---------  ---------
DEFERRED TAX ASSETS:
Federal tax operating loss carryforwards.......   $21,285    $12,618
State tax operating loss carryforwards.........     2,531      1,270
Research & development credit carryforwards....     5,102      3,503
Alternative minimum tax credit carryforwards...       362        362
Deferred revenue...............................     3,615        974
Other .........................................       459        317
                                                  ---------  ---------
Gross deferred asset...........................    33,354     19,044
Valuation allowance............................   (32,468)   (18,165)
                                                  ---------  ---------
Net deferred asset.............................       886        879
DEFERRED TAX LIABILITY:
Depreciation...................................      (886)      (879)
                                                  ---------  ---------
Net asset/liability............................     $   -     $   -
                                                  =========  =========

     The valuation allowance increased by $14,310,000 during 2000. Of this change, $6,679,000 is attributable to certain stock option transactions and is charged directly to equity. The remaining amount of $7,624,000 is attributable to the current year tax provision and is due primarily to the increase in net operating loss and research and development tax credit carry forwards. The Company has provided a valuation allowance for the full amount of the net deferred tax asset, since management has not determined that these future benefits will more likely than not be realized as of December 31, 2000.

     Any  subsequently   recognized  tax  benefits  relating  to  the  valuation
allowance for deferred tax assets as of December 31, 2000 and 1999 would be allocated as follows (in thousands):

                               2000        1999
                             -------     -------
Income tax provision........ $21,123     $13,499
Additional paid-in-capital..  11,345       4,666
                             -------     -------
                             $32,468     $18,165
                             =======     =======

     As of December 31, 2000, the Company had approximately $62,603,000 and $3,672,000 of net operating loss carryforwards and research and development credits, respectively, available for federal income tax purposes which expire in the years 2004 through 2020. The Company also had approximately $51,137,000 and $2,166,000 of Connecticut state tax operating loss carryforwards and research and development credits, respectively, as of December 31, 2000 which expire in the years 2001 through 2020. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

9.   COMMITMENTS AND CONTINGENCIES

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

10.   BENEFIT PLANS AND RELATED PARTIES

     The Company maintains a 401(k) Plan under which all of the Company's employees are eligible to participate. Each year the Company may, but is not required to, make a discretionary matching contribution to the Plan. The Company currently matches 100% of employee contributions of up to 6% of an employee's salary. One third of the match is made in cash and two thirds of the match is made in company stock. Contributions to the 401(k) plan totaled approximately $600,000 in 2000, $531,000 in 1999 and $432,000 in 1998.

     The Company has made loans to certain officers and employees subject to various compensation agreements. The loans will be forgiven and recognized as compensation expense ratably over defined service periods for each employee ranging from five to seven years. The amount of loans outstanding at December 31, 2000 was $361,000, of which $142,000 was short-term.

11.   SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made interest payments of approximately $155,000 in 2000, $30,000 in 1999, and $17,000 in 1998. The Company made no income tax payments in 2000, 1999 and 1998.

12.   QUARTERLY FINANCIAL DATA(UNAUDITED)
      (in thousands except per share data)

                                First           Second          Third           Fourth
2000*                          Quarter          Quarter        Quarter          Quarter
-----                          -------          -------        -------          -------
Total revenue..................  2,591            4,620          7,731            5,471
Total expenses................. 14,438            8,241          8,349            9,830
Other income, net..............    928            1,079          1,796            1,671
Cumulative effect of change
 in accounting principle.......   (500)             -              -                -
Net loss.......................(11,419)          (2,542)         1,178           (2,688)
Basic earnings per share.......  (0.75)           (0.16)          0.07            (0.15)
Diluted earnings per share.....  (0.75)           (0.16)          0.06            (0.15)

1999
-----
Total revenue..................  2,636            2,343          2,630            2,600
Total expenses.................  6,955            6,944          7,114            7,452
Other income, net..............    913              886            819            1.020
Net loss....................... (3,406)          (3,715)        (3,665)          (3,832)
Basic and diluted earnings
  per share....................  (0.23)           (0.26)         (0.25)           (0.26)

* The 2000 quarterly financial data, as reported in the Company's Quarterly Reports on Form 10-Q has been adjusted to reflect the adoption of SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000, as discussed in Note 1.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Neurogen Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Neurogen Corporation and its subsidiary at December 31, 2000 and December 31, 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue recognition in 2000.

PRICEWATERHOUSECOOPERS LLP


Hartford, Connecticut
February 12, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information relating to directors and executive officers of the Company, reference is made to pages 3 through 6 and 9 of the Company's Proxy Statement delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on July 16, 2001, which information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     For information relating to executive compensation, reference is made to pages 9 through 17 of the Company's Proxy Statement delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on July 16, 2001, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information relating to the security ownership of certain beneficial owners and management, reference is made to pages 7 and 8 of the Company's Proxy Statement delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on July 16, 2001, which information is incorperated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information relating to certain relationships and related transactions, reference is made to page 6 and pages 9 through 16 of the Company's Proxy Statement delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on July 16,2001, which information is incorperated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

        Reference is made to the Index to Financial  Statements under Item 8 in
        Part II hereof,  where these documents are listed.

   (2)  Financial Statement Schedule

     Note: Schedules are omitted as not applicable or not required or on the basis that the information is included in the financial statements or notes thereto.

   (3)  Exhibits

EXHIBIT
NUMBER                               DESCRIPTION
-------   ----------------------------------------------------------------------
3.1 - Restated Certificate of Incorporation, filed June 17, 1994(incorporatd by reference to Exhibit 4.1 to Registration Statement No. 33-81268 on form S-8).

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

10.32 - Form of the Non-Qualified Stock Option Agreement currently used in connection with the grant of options under the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended June 30,2000).

10.33 - Registration Rights Agreement dated as of June 26, 2000 between the Company and the Purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).

21.1 - Subsidiary of the registrant(incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended December 31,
          1999).

23.1    - Consent of PricewaterhouseCoopers LLP, Independent Accountants.


24.1 - Powers of Attorney of Frank C. Carlucci, Robert H. Roth, John Simon, John F. Tallman, Robert N. Butler, Jeffrey J. Collinson , Suzanne Woolsey, Mark Novitch, Barry M. Bloom, Julian Baker and Felix Baker.


99.1 - Proxy Statement for the Annual Meeting of Stockholders to be held on July 16, 2001 (to be filed with the Commission on or before April 30, 2001).

(b)       Reports on Form 8-K

          None

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

                                                   NEUROGEN CORPORATION

                                                   /S/ HARRY H. PENNER, JR.
                                               By:______________________________
                                                     Harry H. Penner, Jr.
                                           President and Chief Executive Officer


Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       SIGNATURE                    TITLE                              DATE
      -----------                  -------                            ------


            *
___________________________  Chairman of the Board                March 30, 2001
     Frank C. Carlucci         and Director





 /S/ HARRY H. PENNER, JR.
___________________________  President, Chief Executive           March 30, 2001
    Harry H. Penner, Jr.       Officer and Director
                               (Principal Executive
                               Officer)


             *
___________________________  Executive Vice President,            March 30, 2001
    John F. Tallman, Ph.D.     Secretary and Director



  /S/ STEPHEN R. DAVIS
___________________________  Senior Vice President and            March 30, 2001
     Stephen R. Davis          Chief Business Officer
                               (Principal Financial
                               and Accounting Officer)


             *
_________________________   Director                              March 30, 2001
   Robert H. Roth, Ph.D.



             *
__________________________  Director                              March 30, 2001
   Jeffrey J. Collinson



             *
_________________________  Director                               March 30, 2001
        John Simon



             *
_________________________  Director                               March 30, 2001
  Robert N. Butler, M.D.



             *
________________________  Director                                March 30, 2001
      Suzanne Woolsey



             *
________________________  Director                                March 30, 2001
     Barry M. Bloom



             *
________________________  Director                                March 30, 2001
      Mark Novitch



             *
________________________  Director                                March 30, 2001
      Julian Baker



             *
________________________  Director                                March 30, 2001
      Felix Baker



 /S/ HARRY H. PENNER, JR.
*By:____________________
Harry H. Penner, Jr., Attorney-in-Fact

                                                                    EXHIBIT 23.1

                         Consent of Independent Accountants

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-43441, 33-43541, 33-81266 and 33-46324) of the
Neurogen Stock Option Plan, the 1993 Omnibus Incentive Plan, the 1993 Non-Employee Directors Plan of Neurogen Corporation and the Neurogen Corporation 2000 Non-Employee Directors Plan of our report dated February 12, 2001 relating to the consolidated financial statements, which appears in the 2000 Annual Report to Shareholders, which is incorporated by reference on page 35 in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP


Hartford, Connecticut
March 30, 2001

                                                                    EXHIBIT 24.1

                                POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 2000, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2001.

                                                    /s/ FRANK C. CARLUCCI
                                                    ----------------------------
                                                       Frank C. Carlucci

                                                                    EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 2000, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2001.

                                                    /s/ JOHN F. TALLMAN
                                                    ----------------------------
                                                       John F. Tallman

                                                                    EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 2000, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2001.

                                                    /s/ ROBERT H. ROTH, PH.D.
                                                    ----------------------------
                                                       Robert H. Roth, Ph.D.

                                                                    EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 2000, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2001.

                                                    /s/ JEFFREY J. COLLINSON
                                                    ----------------------------
                                                       Jeffrey J. Collinson

                                                                    EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 2000, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2001.

                                                    /s/ JOHN SIMON
                                                    ----------------------------
                                                       John Simon

                                                                    EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 2000, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2001.

                                                    /s/ ROBERT N BUTLER, M D
                                                    ----------------------------
                                                       Robert N. Butler, M.D.

                                                                    EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 2000, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2001.

                                                    /s/ BARRY M. BLOOM
                                                    ----------------------------
                                                        Barry M. Bloom

                                                                    EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 2000, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2001.

                                                    /s/ MARK NOVITCH
                                                    ----------------------------
                                                        Mark Novitch

                                                                    EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 2000, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2001.

                                                    /s/ SUZANNE WOOLSEY
                                                    ----------------------------
                                                        Suzanne Woolsey

                                                                    EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 2000, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2001.

                                                    /s/ JULIAN BAKER
                                                    ----------------------------
                                                        Julian Baker

                                                                    EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint Harry H. Penner, Jr., and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to
Section 13 of the Securities and Exchange Act of 1934, as amended, on form 10-K relating to the fiscal year ended December 31, 2000, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 20th day of March, 2001.

                                                    /s/ FELIX BAKER
                                                    ----------------------------
                                                        Felix Baker