Form 10-K/A
NEUROGEN CORP
filed 2001-05-01
CIK 849043

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

     The  approximate  aggregate  market  value  of the  Common  Stock  held  by non-affiliates  of the registrant was  $168,201,000  as of March 1, 2001,  based upon the closing  price of the Common  Stock as reported on The Nasdaq  National
Market on such date. For purposes of determining  this number,  shares of Common
Stock held by officers,  directors and stockholders whose ownership exceeds five percent were excluded.  This number is provided only for purposes of this report and does not represent an admission by either the  registrant or any such person as to the status of such person.

     As of March 1, 2001, the  registrant had 17,396,215  shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

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

     o    Difficulties or  delays  in discovery, research, development, testing, regulatory approval,  production and marketing of any of the Company's drug candidates,  including without  limitation any unanticipated pre-
          clinical or  clinical  delays,  delays in  regulatory  approvals,  the failure  to  develop  follow-on  candidates  in a given  program,  the failure to attract or  retain  scientific  and  management  personnel, adverse side effects or inadequate  therapeutic efficacy or inadequate drug  properties  which  could  slow or  prevent  product  development efforts at any stage of product  development by delaying or preventing clinical  trials,  delaying  or  preventing  regulatory  approval  for commercialization or adversely affecting acceptance by the market.

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
This increase was due primarily to the receipt in 2000 of $38.7 million,  net of
$2.3  million in  expenses,  from a private  placement  of common  stock,  $10.0 million in stock option exercises, and the receipt of $16.5 million in payments from Pfizer under the Technology  Transfer Agreement  described below. While the
Company's  aggregate level of cash, cash  equivalents and marketable  securities increased  during 2000,  these levels have fluctuated  significantly in the past and are  expected  to do so in the future as a result of the  factors  described below.

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

     Neurogen and Pfizer entered into their third collaborative  agreement,  the
1995 Pfizer  Agreement,  in  November  1995,  pursuant  to which  Pfizer made an additional  $16.5 million equity  investment in the Company.  Pfizer also paid a
$3.5 million license fee.  Additionally,  Pfizer agreed,  among other things, to fund a specified level of resources for up to five years for Neurogen's research program for the discovery of drugs which work through the  neuropeptide  Y (NPY)
mechanism for the treatment of obesity and other  disorders.  As of December 31,
2000, Pfizer had provided $14.0 million in research funding pursuant to the 1995
Pfizer  Agreement.  In 1998,  Pfizer  exercised its option under the 1995 Pfizer
Agreement to extend the NPY research  program and also agreed to fund  increased
Neurogen staffing on the program and thereby pay Neurogen $3.1 million to fund a fourth year of  research,  through  October  1999.  In 1999,  Pfizer  elected to further extend the research  program through October 2000 and paid Neurogen $2.3 million in 2000 for research done through that date. Neurogen could also receive milestone payments of up to approximately  $28.0 million if certain  development and  regulatory  objectives are achieved  regarding its products  subject to the collaboration.  As  part  of  this  third  collaboration,  Pfizer  received  the exclusive  worldwide  rights to manufacture and market  NPY-based  collaboration compounds,  subject to certain rights retained by Neurogen. Pursuant to the 1995
Pfizer  Agreement,  Neurogen will fund a minority  share of early stage clinical development  costs and has retained the right to manufacture  any  collaboration products in NAFTA countries.  Neurogen has also retained a profit sharing option with respect to product  sales in NAFTA  countries.  If Neurogen  exercises  the profit sharing option, it will fund a portion of the cost of late stage clinical trials and marketing  costs and in return receive a specified  percentage of any profit  generated  by sales of  collaboration  products in NAFTA  countries.  If
Neurogen  chooses not to exercise its  profit-sharing  option,  Pfizer would pay
Neurogen royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing expenses.  In either case  Neurogen  would be entitled to  royalties  on drugs  marketed in non-NAFTA
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

December 31, 2000
                                        Gross           Gross
                      Amortized       Unrealized      Unrealized      Fair Value
                        Cost            Gains           Loss
                     -----------      ----------      ----------     -----------
U.S. Government
notes................  $23,586           $126            $(42)         $23,670
Corporate notes
and bonds............   36,809            203             (12)          37,000
                     -----------      ----------      ----------     -----------
Total                  $60,395           $329            $(54)         $60,670
                     ===========      ==========      ==========     ===========

December 31, 1999
                                        Gross           Gross
                      Amortized       Unrealized      Unrealized      Fair Value
                        Cost            Gains           Loss
                      ----------      ----------      ----------     -----------
U.S. Government
notes................  $18,507           $ -            $(251)         $18,256
Corporate notes
and bonds............   15,185             -               -            15,185
                     -----------      ----------       ---------     -----------
Total                  $33,692           $ -            $(251)         $33,441
                     ===========      ==========      ==========     ===========

     The following table summarizes investment maturities at December 31, 2000 (in thousands).

                                Amortized Cost          Fair Value
                                --------------         -----------
Less than one year..............   $36,304               $36,445
Due in 1 to 4 years.............    24,091                24,225
                                --------------          ----------
                                   $60,395               $60,670
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
As of December  31,  2000,  total  interest  payments  on the loan  approximated
$155,000  in 2000 and  $28,000  in 1999  and were  recorded  as  capital  on the building construction.

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
                                     ------------------- ------------------- -------------------
                                                Weighted            Weighted            Weighted
                                                 Average             Average             Average
                                                Exercise            Exercise            Exercise
                                      Options     Price   Options     Price   Options     Price
                                     ---------- -------- ---------- -------- ---------- --------
Outstanding at January 1............ 3,940,844   $14.91  3,680,880    $14.55 3,389,576    $14.11
Granted.............................   755,540    33.22    491,712     15.75   519,788     16.91
Exercised...........................  (901,377)   11.18   (147,492)     6.44  (97,645)     5.80
Canceled............................   (89,419)   17.09    (84,256)    18.69  (130,839)    18.95
                                     ---------- -------- ---------- -------- ---------- --------
Outstanding at December 31.......... 3,705,588   $19.50  3,940,844    $14.91 3,680,880    $14.56
                                     ========== ======== ========== ======== ========== ========
Options exercisable at December 31.. 2,086,033   $15.98  2,419,722    $13.60 2,006,784    $12.21

     With respect to certain  options for 66,250 shares  granted on December 31,
1997, if the recipient  remains  employed with the Company for a period of seven years from the date of grant,  the exercise  price for any of such options which have not been  exercised at the end of the ten year term of such  option,  shall become zero and the options will be exercised and the shares will be conveyed to the respective  optionees.  The exercise price for any of such options exercised prior to the end of such  ten-year  term shall be $13.50  per share,  the market price of the common stock on the date of grant.  In connection  with this grant, as of December 31, 2000, the Company had recorded deferred compensation totaling
$2,327,000.  Such deferred  compensation  is being amortized over the seven year service  period  required for these  options to vest.  The  unamortized  balance related  to this  grant  at  December  31,  2000  was  $1,683,000.  The  Company
recognized  stock  compensation  expense of $356,000,  $128,000 and $159,000 for
2000, 1999 and 1998, respectively, relating to these options.

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

                               Weighted
                                Average   Weighted             Weighted
                               Remaining   Average              Average
     Range of        Number   Contractual Exercise    Number   Exercise
 Exercise Prices  Outstanding Life (Yrs.)   Price  Exercisable   Price
----------------- ----------- ----------- -------- ----------- --------
Less than $9.99..     592,934         3.3   $6.56      592,934    $6.56
$10.00-$19.99...... 1,797,082         7.0   16.21      937,965    16.42
$20.00-$29.99....     696,232         5.9   25.12      538,044    25.02
$30.00-$38.75....     619,340         7.9   35.13       17,090    33.87
                  -----------                      -----------
                    3,705,588                        2,086,033
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

     As of December 31, 2000  compensation  expense has not been  recognized for the stock option plans, except as noted above. Had compensation  expense for the
Company's  stock  option  plans been  determined  based on the fair value at the grant date for awards in 2000,  1999 and 1998  consistent with the provisions of
SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

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
           FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Directors                    Age     Principal Occupation                                  Director Since

Felix J. Baker, PhD                  32      Portfolio Manager, Tisch Family Interests;            May 1999
                                             Managing member of Baker-Tisch Investments LLC;
                                             Managing member of Baker Bros. Investments LLC

Julian C. Baker                      34      Portfolio Manager, Tisch Family Interests;            May 1999
                                             Managing member of Baker-Tisch Investments LLC;
                                             Managing member of Baker Bros. Investments LLC

Barry M. Bloom, Ph.D.                72      Former Executive Vice President, Pfizer Inc           December 1993

Robert N. Butler, M.D.               74      CEO and President, International Longevity            July 1989
                                             Center; Professor of Geriatrics, Mount Sinai
                                             School of Medicine

Frank C. Carlucci                    70      Chairman of the Board, Neurogen Corporation;          February 1989
                                             Chairman, The Carlyle Group

Jeffrey J. Collinson                 59      President, Collinson Howe Venture Partners, Inc.      May 1989

Mark Novitch, M.D.                   68      Former Vice Chairman of the Board, The Upjohn         December 1993
                                             Company; Adjunct Professor of Health Care
                                             Sciences, George Washington University
                                             Medical Center

Harry H. Penner, Jr.(1)              55      President, Chief Executive Officer and Vice
                                             Chairman of the Board, Neurogen Corporation           December 1993

Robert H. Roth, Ph.D.                61      Professor of Psychiatry and Pharmacology, Yale        December 1988
                                             University

John Simon                           58      Managing Director, Allen & Company Incorporated   May 1989

John F. Tallman, Ph.D.(2)            54      Chairman and CEO, Wellspring Therapeutics, Inc.;      July 1988
                                             Former Executive Vice President, Secretary and
                                             Scientific Director, Neurogen Corporation

Suzanne H. Woolsey, Ph.D.            59      Chief Communications Officer, National Academy of     January 1998
                                             Sciences/National Research Council

     (1) In August 2000, the Company announced that Harry H. Penner,  Jr., plans to step down as President and CEO. The Company is currently  conducting a search for a new CEO.  Mr.  Penner  has  indicated  that he plans to stay on until  the search is completed.

     (2) John F.  Tallman,  Ph.D.,  retired from his position as Executive  Vice
President,  Secretary and Scientific Director of the Company,  effective January
15, 2001.  Dr. Tallman continues to serve as a member of the Board of Directors.

There is no family  relationship  between  any  director,  executive  officer or person  nominated  or chosen by the  Company to become a director  or  executive officer of the Company other than Julian and Felix Baker, who are brothers.

     Harry H. Penner,  Jr., has been President, Chief  Executive  Officer and a director of Neurogen  since December 1993 and was appointed Vice Chairman of the
Board of Directors in May 1999. Mr. Penner was employed by Novo Nordisk A/S from
1981 to 1993,  most  recently  serving as an  Executive  Vice  President of Novo
Nordisk A/S and as President of Novo  Nordisk of North  America Inc. Mr.  Penner
holds an L.L.M.  in  International  Law from New York  University,  a J.D.  from
Fordham  University and a B.A. from the University of Virginia.  Mr. Penner also serves on the Board of Directors of Avant Immunotherapeutics,  Inc., Genaissance
Pharmaceuticals,  Inc., Packard  BioScience Company and PRA International,  Inc.
Mr. Penner is Co-Chairman of CURE, Connecticut's Bioscience Cluster, a member of the Connecticut  Board of Governors of Higher Education and chaired the Board of
Directors of the Connecticut Technology Council (CTC) from 1996 - 1998.

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
Mr.  Carlucci  is also a director of Ashland  Inc.,  Kaman  Corporation,  Nortel
Networks   (Chairman),   The  Quaker  Oats  Company,   Sun  Resorts,   Pharmacia
Corporation and Texas Biotech Inc.

     Julian  C.  Baker has  served as a  director  of  Neurogen  since May 1999.
Together  with his brother  Felix J.  Baker,  Ph.D.,  he has managed  healthcare investments  for the Tisch Family  since 1994.  The Baker  brothers  also manage other  investment  funds  focused on the life  sciences  industry.  Prior to his partnership  with the Tisch  family,  Mr.  Baker was  employed  by the  merchant banking  affiliates of Credit Suisse First Boston.  Mr. Baker is also a director of Cellegy  Pharmaceuticals and various private companies. He holds a A.B. magna cum laude from Harvard University.

     Felix J. Baker, Ph.D., has served as a director of Neurogen since May 1999.
Together with his brother Julian C. Baker, he has managed healthcare investments for the Tisch Family since 1994. The Baker brothers also manage other investment funds  focused on the life  sciences  industry.  Dr. Baker is also a director of
Cellegy  Pharmaceuticals  and various  private  companies.  He hold a B.S.  with honors and a Ph.D. in Immunology from Stanford University.

     Barry M. Bloom,  Ph.D., has served as a director of Neurogen since December
1993.  Dr. Bloom  retired in 1993 from Pfizer where he had been  Executive  Vice
President,  Research and Development and a member of the board of directors. Dr.
Bloom is a director of Vertex  Pharmaceuticals,  Inc., Incyte Genomics, Inc. and
Cubist Pharmaceuticals, Inc.

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
Mr. Collinson has served as President of Collinson Howe Venture Partners Inc., a
venture capital firm, since 1990 and was President of Schroder Venture Managers,
Inc., a venture capital firm, from 1983 to 1990. Mr. Collinson is also President of Collinson Howe and Lenox, LLC and director of American Renal Associates, LLC,
Incyte Genomics Inc., Molecular Staging, Inc. and SemperCare, Inc.

     Mark Novitch,  M.D.,  has served as a director of Neurogen  since  December
1993. Dr. Novitch was appointed  Professor of Health Care Sciences at The George
Washington University in 1994 and since 1997 has served as Adjunct Professor. He worked in senior  executive  positions at The Upjohn Company from 1985 until his retirement  as Vice  Chairman of the Board in 1993.  Dr.  Novitch  served at the
United States Food and Drug  Administration as Deputy Commissioner and as Acting
Commissioner   from   1983-1984.   Dr.   Novitch  is  a   director   of  Alteon,
Inc.(Chairman),   Calypte   Biomedical,   Inc.,  Guidant   Corporation  and  KOS
Pharmaceuticals, Inc.

     Robert H. Roth,  Ph.D., has served as a director of Neurogen since December
1988 and as a member of the Company's  Science  committees  since July 1988. Dr.
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

     John F. Tallman, Ph.D., has been a director of Neurogen since July 1988. He also served as Executive Vice  President,  Secretary and Scientific  Director of
the Company until 2001. Prior to joining Neurogen,  Dr. Tallman was an Associate
Professor of Psychiatry and  Pharmacology  at Yale  University.  Dr. Tallman had
previously  served in research director  positions at the National  Institute of
Mental Health in Bethesda,  Maryland.  Dr. Tallman received his Ph.D. in Biology from  Georgetown  University.  Dr.  Tallman  is  currently  Chairman  and CEO of
Wellspring Therapeutics,  Inc., a development stage company with a focus on stem cell therapeutics,  and is a Director of Helicon Therapeutics,  Inc., a learning and memory company.

     Suzanne H.  Woolsey,  Ph.D.,  has served as a director  of  Neurogen  since
January 1998. From 1993 to 2000, Dr. Woolsey was Chief Operating  Officer of the
National   Academy  of   Sciences/National   Research   Council("NAS/NRC"),   an
independent, federally chartered policy institution. Since May 2000, Dr. Woolsey has served as Chief  Communications  Officer at the  NAS/NRC,  and as a founding partner of the  Upstreet  Partners,  LLC.  Prior to  serving as Chief  Operating
Officer,  Dr.  Woolsey  served as the  Executive  Director of the  Commission on
Behavioral  and  Social  Sciences  and  Education  at the  National  Academy  of
Sciences/National  Research  Council.  Dr.  Woolsey  also serves on the Board of
Trustees for open-end  mutual funds  distributed  by Van Kampen Funds Inc.  From
1980 to 1989, Dr. Woolsey served as a Consulting Partner at Coopers and Lybrand, an  accounting  firm,  where she  developed  and directed the firm's  consulting practice with healthcare  institutions,  research organizations,  major research universities  and  corporate  general  counsels.  Dr.  Woolsey  holds a Ph.D. in clinical and social psychology from Harvard University.

                               EXECUTIVE OFFICERS

     In addition to Mr. Penner and Dr.  Tallman (See  "Election of  Directors"),
the other executive  officers of the Company who are elected by and serve at the discretion of the Board of Directors, are as follows:

         Name                               Age              Position                    Officer Since

Alan J. Hutchison, Ph.D. ...................47      Senior Vice President-Drug Discovery   June 1994

Stephen R. Davis ...........................40      Senior Vice President and              July 1994
                                                    Chief Business Officer

Kenneth R. Shaw, Ph.D. .....................44      Senior Vice President - Chemistry      April 1999
                                                    and Pre-Clinical Development

James V. Cassella, Ph.D. ...................46      Vice President - Clinical Research     April 1999
                                                    and Development

     Alan J. Hutchison,  Ph.D., has been  Senior Vice  President-Drug  Discovery since 1997. Dr.  Hutchison  joined Neurogen in 1989 as Director of Chemistry and became a Vice  President  of the Company in 1992.  From 1981 through  1989,  Dr.
Hutchison was employed by Ciba-Giegy, most recently as a Distinguished  Research
Fellow.  Dr. Hutchison  received his B.S. in Chemistry from Stevens Institute of
Technology and received his Ph.D. from Harvard University.

     Stephen R. Davis has been Senior Vice President and Chief Business  Officer of Neurogen  since  January  2000.  Mr.  Davis  joined  Neurogen in 1994 as Vice
President of Finance and Chief Financial  Officer.  From 1990 through June 1994,
Mr. Davis was  employed by Milbank,  Tweed,  Hadley & McCloy as a corporate  and securities  attorney.  Previously,  Mr. Davis  practiced  as a Certified  Public
Accountant  with Arthur Andersen & Co. Mr. Davis received his B.S. in Accounting from Southern Nazarene University and a J.D. degree from Vanderbilt University.

     Kenneth R. Shaw,  Ph.D.,  joined  Neurogen in 1989 and has been Senior Vice
President of Chemistry and Pre-Clinical  Development  since April 1999. Dr. Shaw began his industrial career in 1983 at Ciba-Geigy as a Senior Scientist and also spent 2 years as Scientific Director at Franklin Diagnostics.  Dr. Shaw received a B.S. in Chemistry  from the  University  of Rochester in 1979,  and a Ph.D. in
Organic Chemistry from Columbia University in 1983.

     James  V.  Cassella,  Ph.D.,  joined  Neurogen in 1989  and has  been  Vice
President of Clinical  Research  and  Development  since 1995.  Prior to joining
Neurogen,  Dr.  Cassella was an Assistant  Professor of  Neuroscience at Oberlin
College. Dr. Cassella received his Ph.D. in Psychology from Dartmouth College in
1983 and  subsequently  held a  Postdoctoral  Fellowship  in the  Department  of
Psychiatry at Yale University's School of Medicine.

          SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based  solely on its review of the forms  required by Section  16(a) of the
Securities Exchange Act of 1934, as amended (the "Exchange Act"), that have been received by the Company,  the Company believes that all filing  requirements for
2000 applicable to its officers, directors and beneficial owners of greater than ten  percent  of its  Common  Stock  have been  complied  with,  except  for the following:  John F.  Tallman,  Ph.D.,  inadvertently  failed  to file  his  Form
4-Statement of Changes in Beneficial Ownership for the month of May. The related transaction was reported in his Form 5-Annual Statement of Beneficial  Ownership
of Securities for 2000.

ITEM 11.   EXECUTIVE COMPENSATION

Director Compensation

     Mr. Carlucci  receives a fee of $12,500 per fiscal quarter for his services as  Chairman of the Board.  Dr. Roth  receives a fee of $1,500 per month for his services as a director.  Dr. Bloom  receives a fee of $5,000 per fiscal  quarter for  consulting  services  provided  to the  Company.  Directors  of the Company receive  out-of-pocket  travel expenses in connection  with their  attendance at
Board meetings.

     Under the Neurogen  Corporation  2000  Non-Employee  Directors Stock Option
Program  (the "2000  Program"),  effective  April  2000,  each new  non-employee director  will  receive an option to acquire  5,000  shares of Common  Stock (an
"Initial Grant"),  subject to certain  adjustments,  at the fair market value on the date the director is first  elected or appointed to the Board of  Directors.
Also  under  the 2000  Program,  each  current  non-employee  director  receives annually an option to acquire 5,000 shares of Common  Stock,  subject to certain adjustments,  at the fair market  value on the  anniversary  of such  director's election,  reelection,  appointment or  reappointment  to the Board. The current non-employee  directors were granted, or will be granted,  such options on dates ranging from May 26, 2000 to May 10, 2001.

     The 2000 Program has superseded  the Company's  previous  directors'  stock option plan, the Neurogen  Corporation 1993 Non-Employee  Directors Stock Option
Program (the "1993 Program"). Under the 1993 Program, each non-employee director received an option to acquire 20,000 shares of Common Stock at its  then-current fair market value upon such director's  first election to the Board of Directors
(or in the case of existing  directors,  upon the adoption of the plan). Each of the  current  non-employee  directors  received  such a  grant.  Under  the 1993
Program,  each non-employee director also received annually an option to acquire
5,000  shares of Common  Stock on the  anniversary  of such  director's  initial grant.  The exercise  price on these  annual  grants is equal to the fair market value of the Common Stock on such anniversary.

     Certain other new Board  committees were established on September 25, 2000.
Each director serving on these  committees  receives a maximum amount of $12,000 an annual basis.  Upon  establishment  of these  Committees,  each director also received a maximum grant of 3,000 options to acquire Common Stock of the Company at the fair market value on the date of grant.  The  aggregate  amount issued to directors  serving on these committees in 2000 was $96,000 in cash  compensation and 24,000 in stock options  issued by the Company  outside of the 1993 and 2000
Programs.

Officer Compensation

     For the three years ended  December 31, 2000,  1999,  and 1998, the Company paid the  amounts  shown in the  following  table  with  respect  to each of the executive officers of the Company.

                           Summary Compensation Table

                                                                                                   Long-Term Compensation
                                                            Annual Compensation                            Awards
                                                            -------------------                    ----------------------

                                                                                           Securities                  All Other
                                                                           Other Annual     Underlying        LTIP     Compensation
Name and Principal                      Year      Salary       Bonus       Compensation     Options(a)      Pay-outs
Position                                           ($)          ($)             ($)             (#)           ($)           ($)
-----------------------                 ----     --------    --------       -----------    ----------     ---------      ---------

Harry H. Penner, Jr.                    2000     417,476            0         36,729(b)          0       1,417,500(p)    15,128(c)
President, Chief Executive Officer      1999     397,083            0         37,748(d)          0               0       13,735(c)
and Vice Chairman of the Board          1998     358,417      116,000         41,939(e)     75,000(o)            0       15,072(c)

John F. Tallman                         2000     257,000            0         27,546(f)          0       1,063,125(p)    11,483(c)
Executive Vice-President,               1999     259,583            0         28,312(g)          0               0       11,559(c)
Scientific Director                     1998     226,917       60,000         31,455(h)     45,000(o)            0       12,192(c)
and Secretary

Alan J. Hutchison                       2000     258,538       67,575         24,868(i)     40,000         885,938(p)    10,830(c)
Senior Vice President-Drug              1999     246,417       32,025         26,063(j)     22,500               0       10,543(c)
Discovery                               1998     216,792       54,000         28,926(k)     37,500(o)            0       10,818(c)

Stephen R. Davis                        2000     242,810       63,480         16,481(l)     35,000         744,188(p)    10,646(c)
Senior Vice President and               1999     217,917       24,188         16,327(m)     17,000               0       10,100(c)
Chief Business Officer                  1998     181,025       40,000         18,148(n)     31,500(o)            0       10,141(c)

Kenneth R. Shaw                         2000     216,275       56,775         16,481(l)     35,000         708,750(p)       420(c)
Senior Vice President - Chemistry       1999     205,000       23,063         16,327(m)     16,000               0          567(c)
and Pre-Clinical Development            1998     158,250       40,000         18,148(n)     30,000(o)            0          714(c)

James V. Cassella                       2000     190,000       42,750         16,481(l)     30,000         442,969(p)    10,830(c)
Vice President - Clinical Research      1999     170,000       19,125         16,327(m)     13,500               0       10,524(c)
and Development                         1998     158,250       35,000         18,148(n)     18,750(o)            0       10,314(c)
------------------

(a)  References to SARs in the Summary  Compensation  Table and all other tables in this Proxy  Statement  have been  omitted,  since the  Company has never issued SARs, although under the Neurogen Corporation 1993 Omnibus Incentive
     Plan it has the ability to do so.
(b)  Includes $28,571 of forgiveness of loan,  forgiveness of interest of $4,442 on loan and income tax reimbursements of $3,716.
(c)  Includes premiums for life insurance,  and matching  contribution  received from participation in the Company's 401(k) plan.
(d)  Includes $28,571 of forgiveness of loan,  forgiveness of interest of $4,997 on loan and income tax reimbursements of $4,180.
(e)  Includes $28,571 of forgiveness of loan,  forgiveness of interest of $7,279 on loan and income tax reimbursements of $6,089.
(f)  Includes $21,429 of forgiveness of loan,  forgiveness of interest of $3,331 on loan and income tax reimbursements of $2,786.
(g)  Includes $21,429 of forgiveness of loan,  forgiveness of interest of $3,748 on loan and income tax reimbursements of $3,135.
(h)  Includes $21,429 of forgiveness of loan,  forgiveness of interest of $5,459 and income tax reimbursements of $4,567.
(i)  Includes $21,429 of forgiveness of loan,  forgiveness of interest of $1,873 and income tax reimbursements of $1,567.
(j)  Includes $21,429 of forgiveness of loan,  forgiveness of interest of $2,523 on loan and income tax reimbursements of $2,111.
(k)  Includes $21,429 of forgiveness of loan,  forgiveness of interest of $4,082 and income tax reimbursements of $3,415.
(l)  Includes $10,714 of forgiveness of loan,  forgiveness of interest of $3,140 and income tax reimbursements of $2,627.
(m)  Includes $10,714 of forgiveness of loan,  forgiveness of interest of $3,056 on loan and income tax reimbursements of $2,257.
(n)  Includes $10,714 of forgiveness of loan,  forgiveness of interest of $4,048 and income tax reimbursement of $3,386.
(o)  One half of this grant was in the form of stock options and one half was in the form of restricted  stock subject to forfeiture if the common stock did not meet certain performance criteria within 4 years of issuance.
(p)  Reflects the value of  performance  based  restricted  stock based upon the
     February 18, 2000 closing price of $47.25 per share.  On this date Neurogen
     Common Stock met  pre-specified  performance  criteria which  triggered the removal of the restrictions on trading.

     For the year ended  December  31,  2000,  the  following  tables  summarize incentive compensation paid to executive officers.

                                           Option Grants in Last Fiscal Year

                                Number of
                               Securities     % of Total                                          Potential Realizable Value
                               Underlying    Options Granted    Exercise or                       at Assumed Annual Rates of
                                Options      to Employees in     Base Price    Expiration          Stock Price Appreciation
   Name                         Granted        Fiscal Year       ($/Share)        Date                for Option Term
-----------------             -----------    ---------------    -----------   ------------        --------------------------

                                                                                                    5%($)        10%($)
                                                                                                   -----        ------

Harry H. Penner, Jr.                   0          0%                 -                 -           $      -      $      -
John F. Tallman                        0          0%                 -                 -                  -             -
Alan J. Hutchison                 40,000          5%            35.125          12/31/05            388,176       857,767
Stephen R. Davis                  35,000          5%            35.125          12/31/05            339,654       750,546
Kenneth R. Shaw                   35,000          5%            35.125          12/31/05            339,654       750,546
James V. Cassella                 30,000          4%            35.125          12/31/05            291,132       643,325

                             Aggregated Option Exercises in Last Fiscal Year
                                  and Fiscal Year-End Option Values

                                                        Number of Securities Underlying         Value of Unexercised
                              Shares                        Unexercised Options at         In-the-Money Options at Fiscal
                           Acquired on      Value              Fiscal Year-End                     Year-End($)(a)
                           Exercise(#)    Realized($)(a)   Exercisable/Unexercisable         Exercisable/Unexercisable

          Name

Harry H. Penner, Jr.        113,000      3,293,626              451,500/70,500                   9,910,688/1,356,563
John F. Tallman              39,022        805,856              211,936/47,250                   3,876,218/  918,281
Alan J. Hutchison            25,000        385,000              162,000/94,250                   2,841,125/1,039,031
Stephen R. Davis             36,000        672,625               92,375/70,625                   1,509,641/  671,891
Kenneth R. Shaw              28,100        349,850               77,750/69,500                   1,106,375/  651,313
James V. Cassella             8,600        106,450              114,312/59,813                   2,190,155/  566,829
------------------

(a)  Difference  between  option  price and fair  market  value of the shares at year-end.

Terms and Conditions of Certain Employment and Severance Agreements

     The compensation  package for Harry H. Penner,  Jr., as President and Chief
Executive  Officer,  included a salary  paid  pursuant  to a two year  renewable employment  agreement  between Mr.  Penner and the Company  which  originated in
October  1993.  The  agreement  was most  recently  extended  for an  additional two-year term as of December 1, 1999.  Under such  agreement,  Mr. Penner's base salary  of  $394,000  per  annum in 1999 was  increased  to  $415,670  effective
December 1, 1999.  Such increase was, and any future  increases  will be, at the discretion of the Board of Directors.  The  employment  agreement  restricts Mr.
Penner from  competing with the Company for the term of the agreement and, under certain conditions, for a period of one year after termination of his employment with the Company.

     The  compensation  package  during  1998 and 1999 for John F.  Tallman,  as
Executive Vice President and Scientific Director of Neurogen,  included a salary paid pursuant to an  employment  agreement  between Dr.  Tallman and the Company which was effective from June 1994 to December 1999. In December 1999,  Neurogen announced  that Dr.  Tallman  planned  to move to an  advisory  role.  Effective
January 15, 2001,  Dr.  Tallman  retired  from his  position as  Executive  Vice
President,  Secretary and Scientific Director. Dr. Tallman continues to serve as a member of the Board of Directors.

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
salary  of  $257,420  per  annum in 2000 was  increased  to  $272,865  effective
December 1, 2000.  Such increase was, and any future  increases  will be, at the discretion of the Board of Directors.  The  employment  agreement  restricts Dr.
Hutchison  from  competing  with the Company for the term of the agreement  and, under  certain  conditions,  for a period of one year after  termination  of his employment with the Company.

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
salary  of  $241,275  per  annum in 2000 was  increased  to  $256,335  effective
December 1, 2000.  Such increase was, and any future  increases  will be, at the discretion of the Board of Directors.  The  employment  agreement  restricts Mr.
Davis from  competing  with the Company for the term of the agreement and, under certain conditions, for a period of one year after termination of his employment with the Company.

     The  compensation  package  for Kenneth R. Shaw,  Senior  Vice  President -
Chemistry  and  Pre-Clinical  Development,  includes a salary paid pursuant to a two-year  renewable  employment  agreement  between  Dr.  Shaw  and the  Company effective  December 1, 1999.  Under such  agreement,  Dr.  Shaw's base salary of
$216,275 per annum in 2000 was increased to $229,250 effective December 1, 2000.
Such increase was, and any future  increases  will be, at the  discretion of the
Board of Directors.  The employment  agreement restricts Mr. Shaw from competing with the Company for the term of the agreement  and,  under certain  conditions, for a period of one year after termination of his employment with the Company.

                       Compensation of Executive Officers (1)

Compensation Committee Report:

Report of the Compensation Committee of the Board of Directors:

     The Compensation  Committee  consists  entirely of outside  directors.  The
Compensation  Committee is responsible for  establishing and  administering  the policies which govern both the annual  compensation and stock ownership programs of the Company.  On an annual basis,  the Compensation  Committee  evaluates the performance  of management  and  determines  the  compensation  of the Company's executive  officers.  The  Compensation  Committee's  policies  and programs are designed  to further  the  Company's  goal of  increasing  shareholder  value by
motivating  and  retaining  executive  officers.   These  policies  include  the
following objectives:

     o    Providing  base  salaries  that  take  into  consideration   executive
          compensation  paid by  other  similar  biotechnology  companies.  Peer companies  generally  are at a comparable  stage of  development,  are pursuing  R&D  programs  of  comparable  nature and  complexity,  have
          similar   potential   risks  and  rewards  and  have  similar   market
          capitalization,  size and financial  condition.  This  objective  also takes into account the competitive demand for quality personnel in the pharmaceutical  and  biotechnology  industries,  as well as individual experience and capabilities.

     o    Providing  periodic bonus awards for the accomplishment of significant goals.

     o    Providing  equity  participation,  such  as  stock  option  grants  or restricted  stock,  for the  purpose of aligning  executive  officers'
          longer term  interests  with those of the  shareholders.  The size and nature  of  equity  based  compensation  grants  are  based  upon  the
          Company's performance in meeting its goals.

     Traditional measures of corporate  performance,  such as earnings per share or sales growth, do not readily apply to most biotechnology  companies which are heavily  focused on  research  and  development  activities  designed to produce future earnings.  In determining the  compensation of the Company's  executives, the  Compensation  Committee  looks to other  criteria to measure the  Company's progress. These criteria include the Company's progress in:

     o    advancing drug candidates through clinical trials,

     o    discovering  and  developing   multiple  clinical  candidates  in  the
          Company's portfolio of drug programs,

     o    developing new drug targets and  discovering  potential drug leads for these targets,

     o    developing valuable drug discovery technologies,

     o    establishing  and  executing   strategic   collaborations  with  other
          parties and

     o    securing  capital  sufficient to advance and expand the Company's drug development and technology programs.

     The Compensation  Committee believes that outstanding  performance in these areas will contribute to the long-term  success of the Company and the growth of
shareholder  value.  The  Compensation   Committee  specifically  considers  the
achievement  of milestones  related to expansion of the  Company's  portfolio of drug development  programs,  the development of multiple drug candidates  within individual  programs and the progress of individual  candidates within each such program. In addition,  the Compensation  Committee considers the extent to which the Company's shares have changed in value. However, the Compensation  Committee recognizes that, in the short-term, the market price of the Company's shares may be affected by industry  events and market  conditions  which are  transient  in nature and beyond the  control of  management.  This is  especially  true in the biotechnology  industry,  which is characterized by long product lead times, the iterative  trial and error nature of drug  development,  highly  volatile  stock prices and fluctuating  availability of capital.  Accordingly,  the Compensation
Committee attempts to retain and appropriately motivate the Company's executives by balancing the  consideration of shorter term strategic goals with longer term objectives essential to creating maximum shareholder value.

     In many  instances  the  qualitative  factors  by  which  the  Compensation
Committee  judges  corporate   performance   necessarily  involve  a  subjective
assessment of management's  performance.  Moreover,  the Compensation  Committee does not base its  considerations on any single  performance  factor nor does it specifically  assign relative weights to factors,  but rather considers a mix of factors and evaluates Company and individual performance against that mix.

Compensation  paid by the  Company to its  executive  officers is designed to be competitive  with  compensation  packages  paid to the  management of comparable companies  in the  biotechnology  industry.  Toward that end,  the  Compensation
Committee  reviews  both  independent  survey  data as  well  as  data  gathered internally.  From time to time,  the  Committee  obtains  the  counsel of expert
compensation  consultants.   Total  compensation  for  the  Company's  executive
officers  includes a base salary  component  and may also include other forms of incentives.  Incentive  compensation  may  consist  of  cash  bonuses  based  on satisfying  corporate  goals  as  well  as  on  meeting  individual  performance objectives.  In  addition,  executive  officers are eligible for grants of stock options and  restricted  stock as an element of their total annual  compensation package. This component is intended to motivate and retain executive officers to improve  long-term stock  performance.  Stock option and restricted stock awards are granted at the discretion of the Compensation  Committee.  Generally,  stock options vest in equal  amounts over four or five years,  have a five or ten year term and are exercisable  during the term of the option at the fair market value of the underlying  Common Stock on the date of grant. As with cash bonuses,  the number of options to be granted to each executive officer is based on the degree of attainment of predetermined Company and individual objectives,  with emphasis on those which have long-term  strategic  value.  The Company  generally  grants stock options to all employees  and uses stock options as a bonus  vehicle.  The
Compensation Committee administers the Incentive Plan.

     The  Company  achieved  significant  milestones  and met most of its  goals during the fiscal year ended  December  31,  2000.  The  Compensation  Committee considered the following  developments in awarding incentive  compensation based on the Company's  performance in 2000:  advancement into Phase II human clinical trials of NGD 91-3,  the Company's lead  anti-anxiety  drug  candidate;  further development  in Phase I human  clinical  trials of NGD 97-1,  the Company's lead
Alzheimer's disease drug candidate; the accomplishment of significant milestones in implementing  an AIDD technology  system for Pfizer pursuant to a $27 million three-year  technology  transfer  agreement;  the  completion  of a $41  million private placement; the discovery of drug leads in a new area where no leads have been  previously  discovered  despite  more  than  a  decade  of  effort  in the pharmaceutical  industry; the advancement of drug leads and potential candidates in many of the Company's programs;  and the further advancement of the Company's proprietary AIDD drug discovery platform.

     At the end of 2000,  the  Compensation  Committee  reviewed  the  Company's fiscal 2000 performance and the performance of the Company's executive officers.
Based upon this  review  and in  recognition  of the  Company's  achievement  of significant  milestones,  the Committee awarded cash incentive bonuses and stock option grants to executive officers. The Committee used compensation  guidelines provided by a  compensation  consulting  firm to assist it in  relating  Company performance to compensation  levels.  To remain  competitive  with the Company's peers,  the  Committee  also  reviewed  the  compensation  levels of officers at comparable  companies  and  raised  the  2001  base  salaries  of the  Company's executive officers.

     In August 2000, the Company  announced  that Harry H. Penner,  Jr, plans to step down as President and CEO. The Company is currently conducting a search for a new CEO.  Mr.  Penner  has  indicated  he plans to stay on until the search is completed.  In recognition that Mr. Penner will be leaving the Company, no stock option or cash award was made to Mr. Penner for fiscal 2000.

     By the Compensation Committee: Jeffrey J. Collinson, Julian C. Baker, Frank
C. Carlucci and John Simon.

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

                               PERFORMANCE GRAPH(1)

     The  following  graph  compares  the  yearly  percentage  in the  Company's cumulative  total  stockholder  return  on its  Common  Stock  during  a  period commencing  on December  31, 1995 and ending  December  31, 2000 (as measured by dividing  (i)  the  sum of (A)  the  cumulative  amount  of  dividends  for  the measurement  period,  assuming  dividend  reinvestment,  and (B) the  difference between the Company's share price at the end and the beginning of the period; by
(ii) the share price at the beginning of the period) with the cumulative  return of the NASDAQ Stock Market Index (U.S.  and Foreign) and the Amex  Biotechnology
Index.  It should be noted that Neurogen has not paid dividends on Common Stock,
and  no  dividends  are  included  in  the   representation   of  the  Company's
performance.  The stock price  performance on the graph below is not necessarily indicative of future price performance.

                                                            NASDAQ                       Amex
                              Neurogen                   Total Market                   Biotech

12/31/95                       100.0                         100.0                       100.0
12/31/96                        71.6                         122.7                       107.9
12/31/97                        50.2                         149.2                       121.4
12/31/98                        65.1                         208.4                       138.4
12/31/99                        61.4                         386.8                       292.6
12/31/00                       130.7                         234.8                       474.2
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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

     The following  table sets forth, as of March 1, 2001,  certain  information with respect to the beneficial ownership of Common Stock by each person known by
Neurogen to own  beneficially  more than five percent of its outstanding  Common
Stock,  by each  director  and  officer of  Neurogen  and by all  directors  and officers as a group:

                                                            Amount and                             Approximate
    Name and Address                                   Nature of Beneficial                          Percent
    of Beneficial Owner                                    Ownership(1)                              Owned(2)

Four Partners ....................................          2,977,300                                  17.1%
   867 Madison Ave.
   New York, NY  10021
Pfizer Inc........................................          2,846,000                                  16.4%
   235 East 42nd Street
   New York, NY 10017
Oppenheimer Funds.................................          1,485,000                                   8.5%
   Two World Trade Center, 34th Floor
   New York, NY 10048
Janus Capital Corporation.........................          1,442,325                                   8.3%
   100 Fillmore Street
   Denver, CO  80206

Harry H. Penner, Jr. (3)..........................            498,673                                   2.8%
John F. Tallman, Ph.D. (4)........................            319,240                                   1.8%
Alan J. Hutchison, Ph.D. (5)......................            163,190                                    *
Stephen R. Davis (6)..............................             95,102                                    *
Kenneth R. Shaw, Ph.D. (7)........................             77,750                                    *
James V. Cassella, Ph.D. (8)......................            115,517                                    *
Frank C. Carlucci (9)(10).........................            199,278                                   1.1%
Felix J. Baker, Ph.D. (11)(12)....................            197,566                                   1.1%
Julian C. Baker (11)(12)..........................            209,074                                   1.2%
Barry M. Bloom, Ph.D. (13)........................             30,114                                    *
Robert N. Butler, M.D. (14).......................             22,946                                    *
Jeffrey J. Collinson (15).........................             49,197                                    *
Mark Novitch, M.D. (16)...........................             53,114                                    *
Robert H. Roth, Ph.D. (17)........................             66,656                                    *
John Simon (18)(19)...............................             80,494                                    *
Suzanne H. Woolsey, Ph.D. (20)....................             28,239                                    *
All directors and officers
   as a group (16 persons) (21)...................          2,032,950                                  11.7%

---------------
 *     Less than one percent (1%).

(1)  Share ownership in each case includes shares  issuable upon  exercisable of outstanding  common  stock  options  exercisable within 60 days of March 1,
     2001.

(2)  Percentage  of  the  outstanding  shares  of  Common  Stock,   treating  as
     outstanding for each beneficial owner all shares of Common Stock which such beneficial owner has indicated are issuable under stock options exercisable within 60 days of March 1, 2001.

(3)  Includes  451,500 shares of Common Stock that Harry H. Penner,  Jr. has the right to acquire under stock options exercisable within 60 days of March 1,
     2001.

(4)  Includes 211,936  shares of Common  Stock that  John F. Tallman, Ph.D.  has the right to acquire  under  stock  options  exercisable  within 60 days of
     March 1, 2001.  Does not  include  2,000  shares of Common  Stock  owned by
     Kathleen  Person,  Dr.  Tallman's  spouse.  Kathleen Person and Dr. Tallman disclaim beneficial ownership of each other's shares.

(5)  Includes 162,000 shares of Common Stock that Alan J. Hutchison,  Ph.D.  has the right to acquire  under  stock  options  exercisable  within 60 days of
     March 1, 2001.

(6)  Includes  92,375 shares of Common Stock that Stephen R. Davis has the right to acquire under stock options exercisable within 60 days of March 1, 2001.

(7)  Includes 77,750 shares of Common Stock that Kenneth R. Shaw, Ph.D.  has the right to acquire under stock options exercisable within 60 days of March 1,
     2001.

(8)  Includes  114,312 shares of Common Stock that James V. Cassella,  Ph.D. has the right to acquire  under  stock  options  exercisable  within 60 days of
     March 1, 2001.

(9)  Includes 40,000  shares of Common  Stock  owned by Mr.  Carlucci's wife.

(10) Includes 48,698 shares of Common Stock subject to stock options exercisable within 60 days of March 1, 2001.

(11) Includes 19,674 shares of Common Stock subject to stock options exercisable within  60 days of March 1,  2001.  All  shares  represented  here with the exception of these options,  are also counted among the shares beneficially owned by Four Partners  (table above) for whom Felix and Julian Baker serve as investment portfolio managers.

(12) Includes  173,200 shares of Common  Stock owned by entities with respect to which Felix J. Baker, Ph.D. and Julian C. Baker have or share the  power to vote and/or dispose of securities owned by such entities.

(13) Includes 29,114 shares of Common Stock subject to stock options exercisable within 60 days of March 1, 2001.

(14) Includes 22,946 shares of Common Stock subject to stock options exercisable within 60 days of March 1, 2001.

(15) Includes  3,880  shares of Common  Stock  held by a  corporation  which Mr.
     Collinson controls.  Does not include 13,500 shares of Common Stock held by
     Schroder's  Incorporated,  for which Mr.  Collinson  shares  investment and voting power, but has disclaimed beneficial ownership. Also includes 22,685 shares of Common Stock exercisable within 60 days of March 1, 2001.

(16) Includes 49,114 shares of Common Stock subject to stock options exercisable within 60 days of March 1, 2001.

(17) Includes 33,656 shares of Common Stock subject to stock options exercisable within 60 days of March 1, 2001.

(18) Does  not  include   shares  of  Common  Stock  held  by  Allen  &  Company
     Incorporated  and  by  persons  and  entities  which  may be  deemed  to be affiliated  with Allen & Company  Incorporated,  of which  shares Mr. Simon disclaims beneficial ownership.

(19) Includes 46,990 shares of Common Stock subject to stock options exercisable within 60 days of March 1, 2001.

(20) Includes   28,239  shares   of  Common   Stock  subject  to  stock  options
     exercisable within 60 days of March 1, 2001.

(21) Includes  1,430,663  shares  of  Common  Stock  subject  to  stock  options exercisable within 60 days of March 1, 2001.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pfizer Inc ("Pfizer"),  a beneficial owner of more than five percent of the
Common Stock, paid $8.6 million in research  funding,  $0.3 million in milestone payments,  $16.5 million in payments related to a technology transfer agreement, and made certain  reimbursements to the Company in the last fiscal year pursuant to the  terms of  various  collaborative  agreements  and  technology  transfers between Pfizer and the Company.  These amounts constituted payments in excess of five percent of Neurogen's consolidated gross revenues for the last fiscal year.
Neurogen   expects  to  receive  amounts  in  excess  of  five  percent  of  its consolidated  gross revenues from Pfizer in fiscal year 2001. In connection with the  collaborations  with Pfizer,  the Company has granted  Pfizer  registration rights  with  respect  to shares of the  Company's  Common  Stock  purchased  in connection with the collaborations as well as the right to maintain its level of investment in the Company in future public offerings of Common Stock.

     In 1995, the Company made unsecured, non-interest bearing loans to Harry H.
Penner, Jr., its President and Chief Executive Officer,  and to John F. Tallman,
its Executive Vice President and Scientific Director, in the amounts of $200,000 and $150,000, respectively. In 1994, the Company made an unsecured, non-interest bearing loan to Alan J. Hutchison, its Senior Vice President-Drug  Discovery, of
$150,000.  In 1997, the Company made  unsecured,  non-interest  bearing loans to
Stephen R. Davis,  its Senior Vice  President  and Chief  Business  Officer,  to
Kenneth R. Shaw, Senior Vice President - Chemistry and Pre-Clinical Development,
and to James V. Cassella, Vice President - Clinical Development of $75,000 each.
The largest aggregate amount of indebtedness outstanding at any time during 2000 with respect to each of Mr. Penner, Dr. Tallman,  Dr. Hutchison,  Mr. Davis, Dr.
Shaw and Dr. Cassella was  approximately  $74,000,  $55,000,  $43,000,  $51,000,
$51,000  and  $51,000,   respectively.   Information  regarding  forgiveness  of
indebtedness  and forgiveness of interest on indebtedness is contained under the caption "Executive Officers-Summary Compensation Table."

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

Date: April 30, 2001

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                    TITLE                              DATE
      -----------                  -------                            ------

            *
___________________________  Chairman of the Board                April 30, 2001
     Frank C. Carlucci         and Director

 /S/ HARRY H. PENNER, JR.
___________________________  President, Chief Executive           April 30, 2001
    Harry H. Penner, Jr.       Officer and Director
                               (Principal Executive
                               Officer)

             *
___________________________  Executive Vice President,            April 30, 2001
    John F. Tallman, Ph.D.     Secretary and Director

  /S/ STEPHEN R. DAVIS
___________________________  Senior Vice President and            April 30, 2001
     Stephen R. Davis          Chief Business Officer
                               (Principal Financial
                               and Accounting Officer)

             *
_________________________   Director                              April 30, 2001
   Robert H. Roth, Ph.D.

             *
__________________________  Director                              April 30, 2001
   Jeffrey J. Collinson

             *
_________________________  Director                               April 30, 2001
        John Simon

             *
_________________________  Director                               April 30, 2001
  Robert N. Butler, M.D.

             *
________________________  Director                                April 30, 2001
      Suzanne Woolsey

             *
________________________  Director                                April 30, 2001
     Barry M. Bloom

             *
________________________  Director                                April 30, 2001
      Mark Novitch

             *
________________________  Director                                April 30, 2001
      Julian Baker

             *
________________________  Director                                April 30, 2001
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
Neurogen  Stock  Option  Plan,  the  1993  Omnibus   Incentive  Plan,  the  1993
Non-Employee Directors Plan of Neurogen Corporation and the Neurogen Corporation
2000 Non-Employee  Directors Plan of our report dated February 12, 2001 relating to the  consolidated  financial  statements,  which  appears in the 2000  Annual
Report  to  Shareholders,  which  is  incorporated  by  reference  on page 35 in this Form 10-K/A.

PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
April 30, 2001

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