Form 10-Q
period 2001-05-15
NEUROGEN CORP
filed 2001-05-15
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       OR
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

     As of May 15, 2001 the  registrant  had  17,409,626  shares of Common Stock outstanding.

                                NEUROGEN CORPORATION

                                       INDEX

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets at March 31, 2001 and
         December 31, 2000
        Consolidated Statements of Operations for the three-month periods ended March 31, 2001 and 2000
        Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2001 and 2000
        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations

                           Part II - Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Exhibit Index

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                                       (In thousands)
                                                         (UNAUDITED)

                                                            MARCH 31, 2001                DECEMBER 31, 2000

                                                            --------------                 ----------------
                     Assets

Current assets:
   Cash and cash equivalents                               $       26,670                  $        48,086
   Marketable securities                                           71,534                           60,670
   Receivables from corporate partners                              1,366                            1,517
   Other current assets                                             1,032                            1,364
                                                           --------------                  ----------------
       Total current assets                                       100,602                          111,637

Property, plant & equipment:
   Land, building and improvements                                 22,886                           17,949
   Construction in progress                                         7,108                            6,471
   Leasehold improvements                                              -                             4,026
   Equipment and furniture                                         14,567                           14,213
                                                           ---------------                 ----------------
                                                                   44,561                           42,659
   Less accumulated depreciation & amortization                    11,051                           12,079
                                                           ---------------                 ----------------
       Net property, plant and equipment                           33,510                           30,580

Other assets, net                                                     301                              371
                                                           ---------------                 ----------------
                                                           $      134,413                  $       142,588
                                                           ===============                 ================

See accompanying notes to consolidated financial statements.

                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                             (In thousands, except per share data)
                                                          (UNAUDITED)

                                                             MARCH 31, 2001              DECEMBER 31, 2000
                                                           -----------------             -----------------
          Liabilities & Stockholders' Equity

Current Liabilities:
   Accounts payable and accrued expenses                   $          3,337              $           5,014
   Unearned revenue from corporate partner                            9,542                          9,542
                                                           -----------------             ------------------
       Total current liabilities                                     12,879                         14,556

Loans payable                                                         1,912                          1,912
                                                           -----------------             ------------------
       Total liabilities                                             14,791                         16,468

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $.025 per share
       Authorized 2,000 shares; none issued                            -                              -
   Common stock, par value $.025 per share
       Authorized 30,000 shares;  issued and outstanding
       17,403 shares at March 31, 2001 and 17,386 shares
       at December 31, 2000                                             435                            434
   Additional paid-in capital                                       169,659                        169,440
   Accumulated deficit                                              (50,248)                       (42,323)
   Deferred compensation                                               (665)                        (1,706)
   Accumulated other comprehensive income                               441                            275
                                                           -----------------             ------------------
       Total stockholders' equity                                   119,622                        126,120
                                                           -----------------             ------------------
                                                           $        134,413              $         142,588
                                                           =================             ==================

See accompanying notes to consolidated financial statements.

                                                    NEUROGEN CORPORATION
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (In thousands, except per share data)
                                                          (UNAUDITED)

                                                                      THREE MONTHS                THREE MONTHS
                                                                          ENDED                       ENDED
                                                                     MARCH 31, 2001              MARCH 31, 2000
                                                                    ----------------            ----------------
Operating revenues:
 License fees                                                       $         1,250             $            -
 Research and development                                                       720                       2,591
                                                                    ----------------            ----------------
       Total operating revenues                                               1,970                       2,591

Operating expenses:
 Research and development:
   Stock compensation                                                           885                       4,571
   Other research and development                                             8,668                       6,344
                                                                    ----------------            ----------------
 Total research and development                                               9,553                      10,915

 General and administrative:
  Stock compensation                                                             45                       2,025
  Other general and administrative                                            1,805                       1,498
                                                                    ----------------            ----------------
  Total general and administrative                                            1,850                       3,523
                                                                    ----------------            ----------------
       Total operating expenses                                              11,403                      14,438
                                                                    ----------------            ----------------
Operating loss                                                               (9,433)                    (11,847)

Other income:
   Investment income                                                          1,509                         928
                                                                    ----------------            ----------------
       Total other income, net                                                1,509                         928
                                                                    ----------------            ----------------
Net loss before cumulative effect of change in accounting principle          (7,924)                    (10,919)

Cumulative effect on prior years of the application of SAB 101,
Revenue Recognition in Financial Statements                                      -                         (500)
                                                                    ----------------            ----------------
Net loss                                                            $        (7,924)            $       (11,419)
                                                                    ================            ================

Basic and diluted loss per share:
 Before cumulative effect of change in accounting principle         $         (0.46)            $         (0.72)
 Change in accounting principle                                                  -                        (0.03)
                                                                    ----------------            ----------------
  Basic and diluted loss per share                                  $         (0.46)            $         (0.75)
                                                                    ================            ================

Shares used in calculation of loss per share:

  Basic and diluted                                                          17,394                      15,297
                                                                    ================            ================

See accompanying notes to consolidated financial statements.

                                                    NEUROGEN CORPORATION
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)
                                                         (UNAUDITED)

                                                                   THREE MONTHS                 THREE MONTHS
                                                                       ENDED                        ENDED
                                                                  MARCH 31, 2001               MARCH 31, 2000
                                                               -----------------              ---------------

Cash flows from operating activities:
   Net loss                                                      $       (7,924)              $      (11,419)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Depreciation and amortization expense                                640                          676
       Stock compensation expense                                           930                        6,596
       Other noncash expense                                                292                          650
   Changes in operating assets and liabilities:
       Decrease in accounts payable and accrued expenses                 (1,677)                        (354)
       Increase in unearned revenue from corporate partner                   -                         4,000
       Decrease(increase) in receivables from corporate partners            152                         (416)
       Decrease in other assets, net                                        336                          296
                                                                 ---------------              ---------------
          Net cash(used in)provided by operating activities              (7,251)                          29

Cash flows from investing activities:
   Purchase of plant and equipment                                       (3,596)                        (770)
   Purchases of marketable securities                                   (30,405)                      (1,436)
   Maturities and sales of marketable securities                         19,644                       21,260
   Proceeds from sales of assets                                             25                           -
                                                                 ---------------              ---------------
          Net cash (used in)provided by investing activities            (14,332)                      19,054

Cash flows from financing activities:
   Exercise of stock options                                                167                        8,236
                                                                 ---------------              ---------------
          Net cash provided by financing activities                         167                        8,236
                                                                 ---------------              ---------------
          Net (decrease) increase in cash and cash equivalents          (21,416)                      27,319

Cash and cash equivalents at beginning of period                         48,086                       31,588
                                                                 ---------------              ---------------
Cash and cash equivalents at end of period                       $       26,670               $       58,907
                                                                 ===============              ===============

See accompanying notes to consolidated financial statements.

                              Neurogen Corporation
                    Notes to Consolidated Financial Statements
                                 March 31, 2001
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
          Accordingly,  they do not include all of the information and footnotes required by  generally  accepted  accounting  principles  for complete financial  statements.  In the opinion of management,  all adjustments
          (consisting of normal recurring accruals)  considered  necessary for a
          fair  presentation   have  been  included.   These  interim  financial
          statements  should be read in conjunction  with the audited  financial statements  for the year  ended  December  31,  2000  included  in the
          Company's  Annual  Report  on  Form  10-K.  Interim  results  are  not necessarily  indicative  of the results  that may be expected  for the fiscal year.

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

               The  Company  adopted  the  guidance of SAB No. 101 in the fourth quarter of 2000,  retroactive  to January 1, 2000,  and,  in the first quarter of 2000, reflected a cumulative effect of change in accounting principle  on prior  years of  $500,000,  related to timing of revenue recognition on certain  non-refundable  up-front  payments  previously recognized on a technology transfer agreement. Consistent with SAB No.
          101, the Company also revised the  recognition of revenue in 2000 on a quarterly basis, resulting in a reduction in previously reported first quarter  revenue of $250,000.  This revenue was  recognized  under the
          Company's new revenue  recognition  policy in  subsequent  quarters in
          2000.

 (3)     PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of the parent  company  and a  subsidiary,  Neurogen  Properties  LLC,  after elimination of intercompany transactions.

 (4)    RECLASSIFICATIONS

               Certain  reclassifications  have been made to the 2000  financial statements in order to conform to the 2001 presentation.

 (5)     NON-CASH COMPENSATION CHARGE

               On January 15,  2001,  certain  modifications  were made to stock options  previously  granted  to a retiring  executive  officer of the
          Company.  A  non-recurring,  non-cash charge to income of $803,000 for extending the life of the officer's  unvested  options was recorded in the first quarter of 2001.

               In 1998, a grant of 137,625  shares of restricted  stock was made to certain  employees.  The grant  stipulated  that if the stock price closed at or above  $45.00  per share  within  four years from date of grant the restriction  would be removed and the employee would be able to trade the stock,  but if the stock  price did not close at or above
          $45.00  within four years the shares would be  forfeited.  On February
          18, 2000,  Neurogen  stock  closed the trading day at $47.25,  thereby
          removing  the  restriction  and  vesting  the  stock  immediately.   A
          non-recurring, non-cash charge to income of $6,503,000 for all 137,625 shares at $47.25 per share was recorded in the first quarter of 2000.

 (6)     BUILDING PURCHASE

               In 1995,  the Company  entered  into a ten year  operating  lease agreement to lease 24,000 square feet of space in a building  adjacent to the Company's existing research facility. The Company had an option to purchase the building  beginning in the sixth year of the lease. On
          January 11, 2001, the Company  exercised  this option,  purchasing the building for $2,437,500, and thereby terminating the lease.

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

         THREE MONTHS ENDED MARCH 31, 2001 AND 2000

               The Company's  operating  revenues  decreased to $2.0 million for the three  months ended March 31, 2001 as compared to $2.6 million for the same period in 2000.  The  decrease in  research  and  development revenues is due  primarily to a scheduled  reduction in the  Company's staffing  on  collaborative  programs  with  Pfizer  (the GABA and NPY programs  descibed  below)  and the  related  reduction  in  discovery research funding.  License fees of $1.2 million were recognized in the first  quarter  of 2001  pursuant  to the Pfizer  Technology  Transfer
          Agreement (described below).  Operating revenues in future periods may fluctuate significantly due to many factors, including those described throughout this section.

               Research  and  development  expenses,  excluding  non-cash  stock compensation  charges,  increased  37 percent to $8.7  million for the three-month  period  ended March 31, 2001 as compared to $6.3  million for the  same  period  in  2000.  The  increase  is  primarily  due to increases in research and development  personnel,  further development of potential drug candidates, and the Company's continued expansion of its  AIDD  (Accelerated  Intelligent  Drug  Design)  Program  for  the
          discovery of new drug  candidates.  Research and development  expenses represented  83 percent  and 81 percent  of total  operating  expenses
          (excluding  non-cash  stock  compensation  charges)in  the three month periods ended March 31, 2001 and 2000, respectively.

               General and  administrative  expenses,  excluding  non-cash stock compensation  charges,  increased  20 percent to $1.8  million for the three-month  period  ended March 31, 2001 as compared to $1.5  million for the same period in 2000. This increase is attributed to additional administrative  and  technical  services and  personnel to support the protection of Neurogen's growing intellectual  property estate and the pursuit  of  potential  collaborative  relationships  to  support  and commercialize Neurogen's expanding research pipeline.

               On January 15,  2001,  certain  modifications  were made to stock options  previously  granted  to a retiring  executive  officer of the
          Company.  A  non-recurring,  non-cash charge to income of $803,000 for extending the life of the officer's  unvested  options was recorded in the first quarter of 2001.

               Other income,  consisting  primarily of interest income and gains and losses from invested cash and marketable securities,  increased 63 percent  for the first  quarter of 2001 as compared to the same period in 2000 due primarily to a higher level of invested funds.

               The Company  recognized  a net loss of $7.9 million for the three months  ended  March  31,  2001 as  compared  with a net loss of $11.4 million  for the same  period  in 2000.  The  decrease  in net loss is primarily due to a one-time non-cash $6.5 million charge recognized in the  first  quarter  of 2000 upon the  vesting  of  137,625  shares of restricted  stock granted to certain  employees in 1998,  offset by an increase in research and  development  and general and  administrative expenses  for the first  quarter of 2001 due to the factors  described above.

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

               The  Company  adopted  the  guidance of SAB No. 101 in the fourth quarter of 2000,  retroactive  to January 1, 2000,  and,  in the first quarter of 2000, reflected a cumulative effect of change in accounting principle  on prior  years of  $500,000,  related to timing of revenue recognition on certain  non-refundable  up-front  payments  previously recognized on a technology transfer agreement. Consistent with SAB No.
          101, the Company also revised the  recognition of revenue in 2000 on a quarterly basis, resulting in a reduction in previously reported first quarter  revenue of $250,000.  This revenue was  recognized  under the
          Company's new revenue  recognition  policy in  subsequent  quarters in
          2000.

          LIQUIDITY AND CAPITAL RESOURCES

               At March 31, 2001 and December 31, 2000,  cash, cash  equivalents and  marketable  securities  were in the  aggregate  $98.2 million and
          $108.8  million,   respectively.   $41.5  million  of  the  marketable
          securities  at March 31, 2001 have  maturities  greater than one year, however the Company can and may liquidate such investments to meet its strategies or  investment  objectives.  While the Company's  aggregate level of cash, cash  equivalents and marketable  securities  decreased during  the  first  quarter  of 2001,  these  levels  have  fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

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

PFIZER
------

               In the first quarter of 1992,  the Company  entered into the 1992
          Pfizer Agreement, pursuant to which Pfizer made a $13.8 million equity investment in the Company and agreed,  among other  things,  to fund a specified  level of resources for up to five years (later  extended as described below) for Neurogen's research programs for the discovery of
          GABA-based drugs for the treatment of anxiety and cognitive disorders.
          As of March 31, 2001,  Pfizer had provided  $41.5  million of research funding to the  Company  pursuant  to the 1992  Pfizer  Agreement,  as extended, and $0.5 million for the achievement of clinical development milestones.  Neurogen  is  eligible  to receive  additional  milestone payments of up to $12.0 million if certain  development and regulatory
          objectives  are  achieved   regarding  its  products  subject  to  the
          collaboration.  In return,  Pfizer  received the  exclusive  rights to
          manufacture  and  market   collaboration   anxiolytics  and  cognition
          enhancers that act through the family of receptors which interact with the  neuro-transmitter  GABA. Pfizer will pay Neurogen royalties based upon net sales levels, if any, for such products.

               Neurogen  and  Pfizer  entered  into their  second  collaborative agreement,  the 1994 Pfizer Agreement, in July 1994, pursuant to which
          Pfizer  made an  additional  $9.9  million  equity  investment  in the
          Company and agreed,  among other things,  to fund a specified level of resources for up to four years (later extended as described below) for
          Neurogen's  research  program for the development of GABA-based  drugs for the treatment of sleep disorders. As of March 31, 2001, Pfizer had provided $13.6 million of research  funding to the Company pursuant to the 1994  Pfizer  Agreement,  as  extended,  and $0.3  million for the achievement of a clinical development  milestone.  Neurogen could also receive additional milestone payments of up to $3.0 million if certain development  and  regulatory  objectives  are achieved  regarding  its products subject to the collaboration.  In return, Pfizer received the exclusive  rights to manufacture and market  GABA-based sleep disorder products for which it will pay Neurogen royalties based upon net sales levels, if any.

               In  December  1996,  December  1998 and again in  December  2000,
          Neurogen and Pfizer extended and combined  Neurogen's research efforts under  the  1992  and  1994  Agreements.  Pursuant  to  the  extension agreements,  Neurogen  has  received  $0.7  million in the first three months  of 2001  (which  amount  is  included  in the  above-described cumulative totals received for the 1992 and 1994 agreements) and under the extension expects to receive an additional $2.2 million during the remainder  of  2001  for  research  and  development  funding  of  the
          Company's   GABA-based   anxiolytic,   cognitive  enhancer  and  sleep
          disorders projects.

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

               Neurogen  and  Pfizer  entered  into  their  third  collaborative agreement,  the 1995 Pfizer Agreement,  in November 1995,  pursuant to which Pfizer made an additional $16.5 million equity investment in the
          Company.  Pfizer also paid a $3.5 million  license fee.  Additionally,
          Pfizer  agreed,  among  other  things,  to fund a  specified  level of resources for up to five years for Neurogen's research program for the discovery  of  drugs  which  work  through  the  neuropeptide  Y (NPY)
          mechanism for the treatment of obesity and other  disorders.  In 1998,
          Pfizer  exercised its option under the 1995 Pfizer Agreement to extend the NPY research  program and also agreed to fund  increased  Neurogen staffing on the program and thereby pay Neurogen  $3.1 million to fund a fourth year of  research,  through  October  1999.  In 1999,  Pfizer elected to further extend the research  program  through October 2000.
          As of March 31, 2001,  Pfizer had provided  $13.7  million in research funding  pursuant to the 1995 Pfizer  Agreement.  Neurogen  could also receive  milestone  payments of up to  approximately  $28.0 million if certain  development and regulatory  objectives are achieved regarding its  products  subject  to the  collaboration.  As part of this  third collaboration,  Pfizer  received  the  exclusive  worldwide  rights to manufacture and market NPY-based collaboration  compounds,  subject to certain  rights  retained  by  Neurogen.  Pursuant  to the 1995 Pfizer
          Agreement, Neurogen will fund a minority share of early stage clinical development  costs  and has  retained  the  right to  manufacture  any collaboration products in NAFTA countries.  Neurogen has also retained a  profit  sharing  option  with  respect  to  product  sales in NAFTA countries.  If Neurogen  exercises the profit sharing option,  it will fund a portion of the cost of late stage clinical trials and marketing costs  and in return  receive a  specified  percentage  of any  profit generated by sales of collaboration  products in NAFTA  countries.  If
          Neurogen  chooses not to exercise its  profit-sharing  option,  Pfizer would pay Neurogen  royalties on drugs marketed in NAFTA countries and will fund a majority of early stage and all late stage development and marketing  expenses.  In either  case  Neurogen  would be  entitled to royalties on drugs marketed in non-NAFTA countries.

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

               In June 1999,  Neurogen  and  Pfizer  entered  into a  technology transfer agreement (the "Pfizer Technology Transfer Agreement"). Under
          the terms of this agreement, Pfizer has agreed to pay Neurogen up to a total of $27.0 million over a three-year  period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD(TM)  technologies for the  discovery of new drugs,  along with the  installation  of an AIDD system. Additional payments are also possible upon Pfizer's successful utilization of this  technology.  Pfizer has received a  non-exclusive license to certain AIDD intellectual property, and the right to employ this technology in its own drug development  programs. As of March 31,
          2001,  Pfizer had provided  $20.8  million in license fees pursuant to the Pfizer AIDD agreement,  of which $12.4 million has been recognized as  revenue  to  date.  Remaining  revenues  associated  with  amounts received  under  the  Pfizer  Technology  Transfer  Agreement  will be recognized in future periods and may fluctuate significantly depending on the timing and  completion of the Company's  transfer of technology and systems pursuant to the agreement.

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
          million  and $3.7  million  of net  operating  loss and  research  and development credit carryforwards  respectively,  available for federal income tax purposes  which expire in the years 2004 through 2020.  The
          Company  also had  approximately  $51.1  million  and $2.2  million of
          Connecticut  state tax net operating loss  carryforwards  and research and development credits, respectively,  which expire in the years 2001 through 2020.  Because of "change in ownership"  provisions of the Tax
          Reform Act of 1986,  the  Company's  utilization  of its net operating loss and research and development credit  carryforwards may be subject to an annual limitation in future periods.

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

                           Part II - Other Information

Item 1. Legal Proceedings

              Not applicable for the first quarter ended March 31, 2001

Item 2. Changes in Securities

              Not applicable for the first quarter ended March 31, 2001.

Item 3. Defaults upon Senior Securities

              Not applicable for the first quarter ended March 31, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

              Not applicable for the first quarter ended March 31, 2001.

Item 5. Other information

              Not applicable for the first quarter March 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

           (a) See Exhibit Index

           (b) None

SAFE HARBOR STATEMENT

Statements  which  are not  historical  facts,  including  statements  about the
Company's  confidence and strategies,  the status of various product development programs,  the sufficiency of cash to fund planned  operations and the Company's expectations  concerning its development compounds,  drug discovery technologies and  opportunities  in  the  pharmaceutical  marketplace  are  "forward  looking statements" within the meaning of the Private Securities  Litigations Reform Act of 1995 that involve risks and  uncertainties  and are not  guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the  Company's  drug  candidates,  the  failure to attract or retain  scientific
management  personnel,   any  unexpected  adverse  side  effects  or  inadequate
therapeutic  efficacy  of the  Company's  drug  candidates  which  could slow or
prevent  product   development   efforts,   competition   within  the  Company's
anticipated product markets, the Company's dependence on corporate partners with
respect  to  research   and   development   funding,   regulatory   filings  and
manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative  arrangements,  equity  or debt  financings  or other  sources  to continue  the  operation  of the  Company's  business,  risk  that  patents  and
confidentiality   agreements   will  not   adequately   protect  the   Company's
intellectual  property or trade secrets,  dependence  upon third parties for the manufacture of potential  products,  inexperience in  manufacturing  and lack of internal  manufacturing  capabilities,  dependence  on third  parties  to market
potential  products,  lack  of  sales  and  marketing  capabilities,   potential
unavailability   or  inadequacy  of  medical   insurance  or  other  third-party
reimbursement  for the cost of purchases of the  Company's  products,  and other risks  detailed in the Company's  Securities  and Exchange  Commission  filings, including its Annual Report on Form 10-K and 10-K/A for the year ended  December
31, 2000,  each of which could adversely  affect the Company's  business and the accuracy of the forward-looking statements contained herein.

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

Date:  May 15, 2001

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

10.9   -  Form   of   Proprietary   Information    and    Inventions   Agreement
          (incorporated by reference to Exhibit 10.31 to Registration  Statement
          No. 33-29709 on Form S-1).

10.10   - Collaborative  Research  Agreement  and License and Royalty  Agreement
          between  the  Company  and  Pfizer  Inc,  dated as of  January 1, 1992
          (confidential  treatment  requested)  (incorporated  by  reference  to
          Exhibit  10.35 to the  Company's  Form 10-K for the fiscal  year ended
          December 31, 1991).

10.11   - Letter Agreement between the Company and Barry M. Bloom, dated January
          12, 1994  (incorporated by reference to Exhibit 10.25 to the Company's
          Form 10-K for the fiscal year ended December 31, 1993).

10.12   - Letter  Agreement  between the Company and Robert H. Roth, dated April
          14, 1994  (incorporated by reference to Exhibit 10.26 to the Company's
          Form 10-K for the fiscal year ended December 31, 1994).

10.13   - Collaborative  Research  Agreement  and License and Royalty  Agreement
          between  the  Company  and  Pfizer  Inc,  dated  as of  July  1,  1994
          (confidential  treatment  requested)  (incorporated  by  reference  of
          Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended
          June 30, 1994).

10.14   - Stock  Purchase  Agreement  between the Company and Pfizer dated as of
          July  1,  1994  (incorporated  by  reference  to  Exhibit  10.2 to the
          Company's Form 10-Q for the quarterly period ended June 30, 1994).

10.15   - Collaboration  and License  Agreement and Screening  Agreement between the Company and Schering-Plough  Corporation  (confidential  treatment requested) (incorporated by reference to Exhibit 10.1 to the Company's
          Form 8-K dated July 28, 1995).

10.16   - Lease Agreement between the Company and Commercial Building Associates dated as of August 30,  1995  (incorporated  by  reference  to Exhibit
          10.27  to  the  Company's Form  10-Q  for  the  quarterly period ended
          September 30, 1995).

10.17   - Collaborative  Research Agreement between the Company and Pfizer dated
          as  of   November   1,   1995   (confidential   treatment   requested)
          (incorporated by reference to Exhibit  10.1 of the  Company's Form 8-K dated November 1, 1995).

10.18   - Development and  Commercialization  Agreement  between the Company and
          Pfizer dated as of November 1, 1995 (confidential treatment requested)
          (incorporated by  reference to Exhibit 10.2 of the Company's Form 8-K dated November 1, 1995).

10.19   - Stock  Purchase  Agreement  between the Company and Pfizer dated as of
          November  1, 1995  (incorporated   by  reference  to  Exhibit  10.3 of
          the Company's Form 8-K dated November 1, 1995).

10.20   - Stock  Purchase  Agreement  dated  as of  November  25,  1996  between
          American Home Products  Corporation,  acting through its  Wyeth-Ayerst
          Laboratories   Division,   and  Neurogen   Corporation   (confidential
          treatment requested)(incorporated by reference to Exhibit 10.1 of  the
          Company's Form 8-K dated March 31, 1997).

10.21   - Technology  agreement  between the Company and Pfizer Inc, dated as of
          June  15,  1999  (confidential  treatment  requested)(Incorporated  by reference  to  Exhibit  10.27  to  the  Company's  Form  10-Q  for the
          quarterly  period ended June 30, 1999).

10.22   - Employment  Contract  between the Company and Alan J. Hutchison, dated as of December 1, 1997  (incorporated  by  reference  to Exhibit 10.28 to the  Company's Form 10-K  for the  fiscal year  ended  December 31,
          1999).

10.23   - Employment  Contract  between the Company  and Stephen R. Davis, dated as of December 1, 1997 (incorporated  by  reference  to Exhibit  10.29 to the Company's Form  10-K for the  fiscal  year  ended  December 31,
          1999).

10.24   - Employment  Contract  between  the Company  and Kenneth R. Shaw, dated as of December 1, 1999  (incorporated  by  reference  to Exhibit 10.30 to the  Company's Form  10-K for the  fiscal  year ended  December 31,
          1999).

10.25   - Neurogen Corporation 2000 Non-Employee  Directors Stock Option Program
          (incorporated  by  reference to Exhibit 10.31  to  the Company's  Form
          10-Q for the quarterly period ended June 30, 2000).

10.26   - Form  of the Non-Qualified Stock  Option  Agreement  currently used in connection  with  the  grant of options under the Neurogen Corporation
          2000  Non-Employee  Directors  Stock  Option  Program (incorporated by reference  to  Exhibit  10.32  to  the  Company's  Form 10-Q  for  the
          quarterly period ended June 30,2000).

10.27   - Registration Rights  Agreement  dated  as of June 26, 2000 between the
          Company and the Purchasers listed on Exhibit  A thereto  (incorporated by  reference  to  Exhibit  10.33 to  the Company's  Form 10-Q for the
          quarterly  period ended June 30, 2000).

10.28   - Severance Agreement between the Company and John F. Tallman,  dated as of January 15, 2001.

                                                                   EXHIBIT 10.28

                                  SEVERANCE AGREEMENT

     This agreement (the  "Agreement"),  effective as of January 15, 2001,  (the
"Effective  Date")  is made by and  between  Neurogen  Corporation,  a  Delaware
corporation  (the  "Company"),   and  John  F.  Tallman,  Ph.D.,  an  individual
("Employee").

     Whereas,  the  Employee  and the  Company  have  mutually  agreed  that the
Employee's status as an employee of the Company will terminate as of January 15,
2001 (the "Termination Date").

     Now, the Company and the Employee agree as follows:

     1. Termination of Employment Agreement. The Employment Agreement,  dated as of December 1, 1993, as previously amended, (the "Employment Agreement") between the Company and the Employee  shall be terminated as of the Effective  Date and, notwithstanding  anything  in the  Employment  Agreement  to the  contrary,  the
Employee  shall be entitled  only to the rights and  benefits  specified in this
Agreement and any rights,  benefits or  obligations  specified in the Employment
Agreement shall be void.

     2. Severance Benefits. Employee shall be entitled to the following benefits as of the Effective Date:

     (i)  Employee  shall  receive by January 31, 2001 a lump sum payment in the gross amount of $182,041.70,  from which customary  deductions shall be made for the withholding of federal and state taxes, 401K contributions, etc.; and

     (ii) From the  Effective  Date until  September  30,  2001,  so long as the
Employee  remains  eligible for coverage  under the  Company's  insurance  plans
(pursuant to COBRA or otherwise), the Company will assume responsibility for the cost of continued medical, dental,  disability,  and life (up to a maximum death benefit of $500,000.00)  insurance  coverage under such plans.  Employee and the
Company  acknowledge  that in order to continue  eligibility  for some or all of such plans the  Employee  may be  required to elect to  continue  such  coverage pursuant to COBRA; and

     (iii) The remaining balance of $42, 857.00,  of the Employee's  $150,000.00 seven-year  forgivable  loan dated August 1, 1995,  shall be forgiven in full on the Termination Date; and

     (iv)  Notwithstanding  the fact  that the  Employee  shall no  longer be an employee of the  Company,  all  unvested  stock  options  currently  held by the
Employee, as specified in the attached schedule A, shall not be cancelled on the
Termination Date, but shall instead continue to become  exercisable on the dates specified  in  schedule A. In all other  respects,  each of such  options  shall continue  to be  subject  to the  terms  (including  without  limitation,  terms relating to the timing of expiration of options held by former employees) of the plan under which such option was issued,  i.e.  the  Neurogen  Corporation  1993
Omnibus Incentive Plan or the 1988 Neurogen Corporation Stock Option Plan; and

     (v) Employee shall be entitled to keep the Company computer he is currently using .

     3. Release.

     (a)  The  Employee  and his  heirs,  assigns  and  agents  irrevocably  and unconditionally  releases any and all claims described in subsection (b), below, that the  Employee  may  have  against  the  Company  and all of its  employees, officers,  directors,  insurers,  employee  benefit  programs (and the trustees, administrators and fiduciaries of such).

     (b) Except as provided in subsection (d), the claims  released  include all claims,  promises,  debts,  causes of action  or  similar  rights of any type or nature the  Employee  has or had which in any way  relate to (1) the  Employee's employment  with the Company,  or the  termination of that  employment,  such as claims for  compensation,  bonuses,  commissions,  lost wages or unused  accrued vacation or sick pay, (2) the design or  administration  of any employee benefit program or the Employee's  entitlement  to benefits under any such program,  (3)
any rights the Employee has to severance or similar  benefits under any program, policy or procedure of the Company,  including the Employment Agreement, (4) any rights  the  Employee  may  have to the  continued  receipt  of  health  or life insurance-type  benefits, (5) any claims to attorneys fees or other indemnities, and (6) any other  claims or demands the  Employee  may on any basis  have.  The
Employee  acknowledges  that his release  covers  both claims that the  Employee knows  about and those the  Employee  does not know  about and  understands  the significance of releasing claims he may have. The claims released,  for example, may have arisen under any of the following statutes or common law doctrines: (i)
anti-discrimination  statutes,  such as the Age Discrimination in Employment Act and Executive  Order 11141,  which  prohibit age  discrimination  in employment;
Title VII of the Civil  Rights  Act of 1964,  § 1981 of the Civil  Rights Act of
1866 and Executive  Order 11246,  which prohibit  discrimination  based on race, color,  national  origin,  religion or sex; the Equal Pay Act,  which  prohibits paying men and women unequal pay for equal work; the American With  Disabilities
Act  and § § 503 and  504 of the  Rehabilitation  Act of  1973,  which  prohibit discrimination  against the disabled; and any other federal, state or local laws or regulations  prohibiting employment  discrimination and (ii) other employment laws, such as any federal, state or local law (including public policy or common law) or regulation  providing  workers  compensation  benefits,  restricting  an employer's right to terminate employees or otherwise regulating employment;  any federal, state or local law enforcing express or implied employment contracts or requiring an employer to deal with  employees  fairly or in good faith;  and any other  federal,  state or local laws  providing  recourse  for alleged  wrongful discharge  (including any whistle blower  claim),  physical or personal  injury, emotional distress and similar or related claims.

     (c)  Notwithstanding  the  above,  this  Agreement  does  not  release  the
Employee's right to enforce this Agreement.

     4. General Provisions.

     (a) This is the entire  Agreement  between  the  Employee  and the  Company relating  to the  subject  matter of the  Agreement;  it may not be  modified or canceled  in any manner  except by a writing  signed by both the Company and the
Employee.

     (b) This  Agreement  shall be  construed  as a whole  according to its fair meaning, and not strictly for or against any of the parties.  Paragraph headings used in this  Agreement  are intended  solely for  convenience  of reference and shall not be used in the interpretation of any of this Agreement.

     (c)  This  Agreement  shall  be  governed  by  the  laws  of the  State  of
Connecticut, excluding any choice of law statutes.

     (d) The Company and the  Employee  both agree that,  without the receipt of further consideration,  they will sign and deliver any documents and do anything else that is necessary in the future to make the  provisions  of this  Agreement effective.

     (e) Any  dispute or claim  about the  validity,  interpretation,  effect or alleged  violations of this  Agreement  must be submitted to  arbitration in New
Haven,  Connecticut  before an  experienced  employment  arbitrator  licensed to practice law in  Connecticut  and  selected in  accordance  with the  Commercial
Arbitration  Rules of the American  Arbitration  Association.  Arbitration shall take place in accordance  with the Employment  Dispute  Resolution  rules of the
American Arbitration  Association.  The arbitrator may not modify or change this
Agreement  in any  way.  Each  party  shall  pay the  fees of  their  respective attorneys, the expenses of their witnesses and any other expenses connected with the arbitration,  but all other costs of the arbitration,  including the fees of
the   arbitrator   cost  of  any  record  or  transcript  of  the   arbitration,
administrative  fees and other fees and costs  shall be paid in equal  shares by the Employee and the Company.  Arbitration in this manner shall be the exclusive remedy for any dispute or claim under this Agreement.

     (f)  Notwithstanding  anything  in  this  Agreement  to the  contrary,  any obligations of the Employee  under the  Proprietary  Information  and Inventions
Agreement between the Company and the Employee that, pursuant to such agreement, survive his employment with the Company shall not be modified by this Agreement.

     In witness whereof, the parties have duly executed this agreement as of the date specified above.

                                                            NEUROGEN CORPORATION

                                            __/s/ Steve Davis___________________
                                            By:      Steve Davis
                                            SVP and Chief Business Officer

                                            __/s/ John F. Tallman_______________
                                            John F. Tallman, Ph.D.

                                                                      Schedule A

                                     John F. Tallman
                                 Unvested Stock Options
                                 As of January 15, 2001

                                                              Shares
                                            Exercise          Currently         Scheduled
Grant Date        Grant Type                Price             Unvested          Vesting

12/3/96           Incentive                 $18.38            5,442             12/3/01

12/3/96           Non-Qualified             $18.38            6,558             12/3/01

12/31/97          Incentive                 $13.50            7,407             12/31/02

12/31/97          Non-qualified             $13.50            12,000            12/31/01

12/31/97          Non-qualified             $13.50            4,593             12/31/02

12/31/98          Non-qualified             $17.50            5,625             12/31/01

12/31/98          Non-qualified             $17.50            5,625             12/31/02