Form 10-K/A
NEUROGEN CORP
filed 2001-06-21
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

     Neurogen is filing this Form 10K/A to amend the last sentence of the first paragraph of Note 7 of the Financial Statements to read as follows:

     "Under all plans,  there were 4,373,636 shares of common stock reserved for future issuance (of which 3,705,588 are for options  outstanding and 668,048 are for options available for future grant) as of December 31, 2000."

     In  accordance  with Rule 12b-15 of the  Securities  Exchange  Act of 1934,
Neurogen is including the complete text of Item 8 in this 10K/A.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2000 and 1999

Consolidated Statements of Operations for the years ended
December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

Report of Independent Accountants

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

7.   STOCK  OPTIONS,  WARRANTS AND  RESTRICTED STOCK

     The Company has various  stock  incentive  plans,  under which it can award incentive and non-qualified stock options, stock appreciation rights, restricted shares and performance units. Stock options are generally granted at fair market value at the date of grant,  vest generally over five years and expire generally ten years after a date of grant.  Certain  option  holders have varying  vesting schedules from immediate vesting up to annual vesting over five years. Under all plans,  there were 4,373,636 shares of common stock reserved for future issuance
(of which  3,705,588  are for  options  outstanding  and 668,048 are for options available for future grant) as of December 31, 2000.

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

PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
February 12, 2001

                                   SIGNATURES

     Pursuant to the requirements of Rule 12b-15 of the Securities  Exchange Act of 1934,  the  registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NEUROGEN CORPORATION

                                                   /S/ HARRY H. PENNER, JR.
                                               By:______________________________
                                                     Harry H. Penner, Jr.
                                           President and Chief Executive Officer

Date: June 21, 2001

                                                                    EXHIBIT 23.1

                         Consent of Independent Accountants

     We hereby  consent to the  incorporation  by reference in the  Registration
Statements on Form S-8 (Nos. 33-43441,  33-43541,  33-81266 and 33-46324) of the
Neurogen  Stock  Option  Plan,  the  1993  Omnibus   Incentive  Plan,  the  1993
Non-Employee Directors Plan of Neurogen Corporation and the Neurogen Corporation
2000 Non-Employee  Directors Plan of our report dated February 12, 2001 relating to the  consolidated  financial  statements,  which  appears in the 2000  Annual
Report to Shareholders, which is incorporated by reference in this Form 10-K/A.

PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
June 18, 2001