Form 10-Q
period 2001-08-14
NEUROGEN CORP
filed 2001-08-14
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR
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

     As of August 14, 2001 the registrant had 17,441,635  shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                      INDEX

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets at June 30, 2001 and
         December 31, 2000
        Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2001 and 2000
        Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2001 and 2000
        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                           Part II - Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Exhibit Index

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                                       (In thousands)
                                                        (UNAUDITED)

                                                           JUNE 30, 2001                 DECEMBER 31, 2000
                                                           --------------                -----------------

                     Assets

Current assets:
   Cash and cash equivalents                                $      23,795                  $        48,086
   Marketable securities                                           69,188                           60,670
   Receivables from corporate partners                                 99                            1,517
   Other current assets                                               733                            1,364
                                                            -------------                  ---------------
       Total current assets                                        93,815                          111,637

Property, plant & equipment:
   Land, building and improvements                                 22,913                           17,949
   Construction in progress                                         7,666                            6,471
   Leasehold improvements                                             -                              4,026
   Equipment and furniture                                         15,443                           14,213
                                                           ---------------                 ----------------
                                                                   46,022                           42,659
   Less accumulated depreciation & amortization                    11,698                           12,079
                                                           ---------------                 ----------------
       Net property, plant and equipment                           34,324                           30,580

Other assets, net                                                     173                              371
                                                           ---------------                 ----------------
       Total assets                                        $      128,312                  $       142,588
                                                           ===============                 ================

See accompanying notes to consolidated financial statements.

                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except per share data)
                                                        (UNAUDITED)

                                                               JUNE 30, 2001               DECEMBER 31, 2000
                                                             -----------------             -----------------
            Liabilities & Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                     $          4,117              $           5,014
   Unearned revenue from corporate partner                              7,797                          9,542
                                                             -----------------             ------------------
       Total current liabilities                                       11,914                         14,556

Loans payable                                                           1,912                          1,912
                                                             -----------------             ------------------
       Total liabilities                                               13,826                         16,468

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $.025 per share
       Authorized 2,000 shares; none issued
   Common stock, par value $.025 per share
       Authorized 30,000 shares;  issued and outstanding
       17,441 shares at June 30, 2001 and 17,386 shares
       at December 31, 2000                                               436                            434
   Additional paid-in capital                                         170,140                        169,440
   Accumulated deficit                                                (55,938)                       (42,323)
   Deferred compensation                                                 (586)                        (1,706)
   Accumulated other comprehensive income                                 434                            275
                                                             -----------------             ------------------
       Total stockholders' equity                                     114,486                        126,120
                                                             -----------------             ------------------
       Total liabilities and stockholders' equity            $        128,312              $         142,588
                                                             =================             ==================

See accompanying notes to consolidated financial statements.

                                                            NEUROGEN CORPORATION
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (In thousands, except per share data)
                                                                 (UNAUDITED)

                                                               THREE MONTHS       THREE MONTHS       SIX MONTHS      SIX MONTHS
                                                                   ENDED              ENDED            ENDED            ENDED
                                                               JUNE 30, 2001      JUNE 30, 2000*    JUNE 30, 2001   JUNE 30, 2000*
                                                             ----------------    ---------------   --------------   -------------
Operating revenues:
   License fees                                              $         2,495     $        2,222    $       3,745    $      2,222
   Research and development                                              720              2,398            1,440           4,989
                                                             ----------------    ---------------    -------------   -------------
       Total operating revenues                                        3,215              4,620            5,185           7,211

Operating expenses:
  Research and development:
   Stock compensation                                                     18                 52              902           4,625
   Other research and development                                      8,659              6,641           17,286          13,080
                                                             ----------------    ---------------    -------------   -------------
  Total research and development                                       8,677              6,693           18,188          17,705

  General and administrative:
   Stock compensation                                                     27                 23               72           2,046
   Other general and administrative                                    1,442             1,525            3,289           2,929
                                                             ----------------    ---------------    -------------   -------------
  Total general and administrative                                     1,469              1,548            3,361           4,975
                                                             ----------------    ---------------    -------------   -------------
       Total operating expenses                                       10,146              8,241           21,549          22,680
                                                             ----------------    ---------------    -------------   -------------
Operating loss                                                        (6,931)            (3,621)         (16,364)        (15,469)

Other income:
  Investment income                                                    1,242              1,079            2,751           2,008
                                                             ----------------    ---------------    -------------   -------------
   Total other income                                                  1,242              1,079            2,751           2,008
                                                             ----------------    ---------------    -------------   -------------

Net loss before cumulative effect of change
  in accounting principle                                             (5,689)            (2,542)         (13,613)        (13,461)

Cumulative effect on prior years of the
  application of SAB No. 101, Revenue Recognition
  in Financial Statements                                                -                  -                -              (500)
                                                             ----------------    ---------------    -------------   -------------
Net loss                                                     $        (5,689)    $       (2,542)    $    (13,613)   $    (13,961)
                                                             ================    ===============    =============   =============

Basic and diluted loss per share:
 Before cumulative effect of change in
  accounting principle                                       $         (0.33)    $        (0.16)    $      (0.78)   $      (0.87)
 Change in accounting principle                                          -                  -                -             (0.03)
                                                             ----------------    ---------------    -------------   -------------
Basic and diluted loss per share                             $         (0.33)    $        (0.16)    $      (0.78)   $      (0.90)
                                                             ================    ===============    =============   =============

Shares used in calculation of loss per share:
  Basic and diluted                                                   17,416             15,592           17,406          15,512
                                                             ================    ===============    =============   =============

* The 2000 second  quarter and year to date  financial  data, as reported in the
Company's Form 10-Q for the six months ended June 30, 2000, has been adjusted to reflect the adoption of SAB No. 101 in the fourth  quarter of 2000,  retroactive to January 1, 2000.

See accompanying notes to consolidated financial statements.

                                                             NEUROGEN CORPORATION
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (In thousands)
                                                                  (UNAUDITED)

                                                                         SIX MONTHS           SIX MONTHS
                                                                            ENDED                ENDED
                                                                        JUNE 30, 2001        JUNE 30, 2000
                                                                      -----------------     ---------------
Cash flows from operating activities:
   Net loss                                                           $        (13,613)     $      (13,961)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Depreciation and amortization expense                                     1,307               1,370
       Stock compensation expense                                                  974               6,671
       Other noncash compensation                                                  463                 821
   Changes in operating assets and liabilities:
      (Decrease) increase in accounts payable and accrued expenses                (897)                 62
      (Decrease) increase in unearned revenue from corporate partner            (1,745)             13,028
       Decrease (increase) in receivables from corporate partners                1,418              (1,282)
       Decrease in other assets, net                                               733                 153
                                                                      -----------------      ---------------
          Net cash (used in) provided by operating activities                  (11,360)              6,862

Cash flows from investing activities:
       Purchase of plant and equipment                                          (5,081)             (1,358)
       Purchases of marketable securities                                      (42,526)             (1,578)
       Maturities and sales of marketable securities                            34,087              21,260
       Proceeds from sales of assets                                                25                 -
                                                                      -----------------      ---------------
          Net cash (used in) provided by investing activities                  (13,495)             18,324

Cash flows from financing activities:
       Exercise of warrants & employee stock options                               564               8,670
       Proceeds from private placement of common stock                              -               37,200
                                                                      -----------------      ---------------
          Net cash provided by financing activities                                564              45,870
                                                                      -----------------      ---------------
Net (decrease) increase in cash and cash equivalents                           (24,291)             71,056

Cash and cash equivalents at beginning of period                                48,086              31,588
                                                                      -----------------      ---------------
Cash and cash equivalents at end of period                            $         23,795       $     102,644
                                                                      =================      ===============

See accompanying notes to consolidated financial statements.

                              Neurogen Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
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
          Accordingly,  they do not include all of the information and footnotes required by  generally  accepted  accounting  principles  for complete financial  statements.  In the opinion of management,  all adjustments
          (consisting of normal recurring accruals)  considered  necessary for a
          fair  presentation   have  been  included.   These  interim  financial
          statements  should be read in conjunction  with the audited  financial statements  for the year  ended  December  31,  2000  included  in the
          Company's  Annual  Report  on  Form  10-K.  Interim  results  are  not necessarily  indicative  of the results  that may be expected  for the full fiscal year.

 (2)      PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of the parent  company  and a  subsidiary,  Neurogen  Properties  LLC,  after elimination of intercompany transactions.

 (3)      RECLASSIFICATIONS

               Certain  reclassifications  have been made to the 2000  financial statements in order to conform to the 2001 presentation.

 (4)      REVENUE RECOGNITION

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

               The  Company  adopted  the  guidance of SAB No. 101 in the fourth quarter  of 2000,  retroactive  to  January  1, 2000 and  reflected  a cumulative effect of the change in accounting principle on prior years of  $500,000,  related  to timing of  revenue  recognition  on certain non-refundable up-front payments previously recognized on a technology transfer  agreement.  The Company  also  adjusted  its 2000  quarterly financial data to reflect the adoption of SAB No. 101,  resulting in a decrease in revenue previously  reported for the six months ended June
          30, 2000 of $145,000  and an increase in revenue  previously  reported for the three months ended June 30, 2000 of $105,000.

 (5)      NON-CASH COMPENSATION CHARGE

               On January 15,  2001,  certain  modifications  were made to stock options  previously  granted  to a retiring  executive  officer of the
          Company.  A  non-recurring,  non-cash charge to income of $803,000 was recorded in the first  quarter of 2001 for  extending  the life of the officer's unvested options.

 (6)      BUILDING PURCHASE

               In 1995,  the Company  entered  into a ten year  operating  lease agreement to lease 24,000 square feet of space in a building  adjacent to the Company's existing research facility. The Company had an option to purchase the building  beginning in the sixth year of the lease. On
          January 11, 2001,  the Company  exercised its option,  purchasing  the building for $2,437,500 and thereby terminating the lease. Unamortized leasehold improvement costs were also capitalized into the building at time of purchase.

(7)      SUBSEQUENT EVENT

               In  July  of  2001,   Connecticut   Innovations,   Inc.  advanced
          approximately  $3.1 million to the Company  representing the remainder of a $5.0 million loan commitment  made in October of 1999.  Beginning in August of 2001,  the loan balance of $5.0 million will be repayable in monthly  installments over 15 years,  bearing interest at an annual rate of 7.5%.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

               Since its inception in September 1987,  Neurogen has been engaged in the discovery and development of drugs. The Company has not derived any revenue from product sales and expects to incur significant losses in most years prior to deriving any such product revenues. Revenues to date have come from three  collaborative  research  agreements and one technology  transfer  agreement  entered  into with Pfizer  Inc.,  one collaborative agreement with Schering-Plough and one license agreement with American Home Products.

          RESULTS OF OPERATIONS

               Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future strategic alliances,  technology transfer agreements,  joint ventures or financings, if any, the progress of the Company's research
          and  development  and  technology  transfer  projects,   technological
          advances and determinations as to the commercial potential of proposed products.  Neurogen expects research and development costs to increase significantly  over the  next  several  years as its drug  development programs progress.  In addition,  general and administrative  expenses necessary to support the expanded research and development  activities are generally expected to increase for the foreseeable future.

          THREE MONTHS ENDED JUNE 30, 2001 AND 2000

               The Company's  operating  revenues  decreased to $3.2 million for the three  months  ended June 30, 2001 as compared to $4.6 million for the same period in 2000.  The  decrease in reasearch  and  development revenues is due  primarily to a scheduled  reduction in the  Company's staffing  on  collaborative  programs  with  Pfizer  (the GABA and NPY programs  descibed  below)  and the  related  reduction  in  discovery research funding.  License fees of $2.5 million were recognized in the second  quarter of 2001  pursuant  to the Pfizer  Technology  Transfer
          Agreement  (described  below)as compared to $2.2 million in the second quarter of 2000.  Operating  revenues in future  periods may fluctuate
          significantly   due  to  many  factors,   including   those  described
          throughout this section.

               Research and  development  expenses  increased 30 percent to $8.7 million for the three-month  period ended June 30, 2001 as compared to
          $6.7  million for the same period in 2000.  The  increase is primarily due to  increases  in  research  and  development  personnel,  further development of potential  drug candidates and the Company's  continued
          expansion of its AIDD  (Accelerated  Intelligent  Drug Design) Program
          for the  discovery of new drug  candidates.  Research and  development expenses  represented  86 percent and 81 percent of total  expenses in the three month periods ended June 30, 2001 and 2000, respectively.

               General and  administrative  expenses  overall remained stable at
          $1.5 million for the three-month periods ended June 30, 2001 and 2000.

               Other income,  consisting  primarily of interest income and gains and losses from invested cash and marketable securities,  increased 15 percent for the second  quarter of 2001 as compared to the same period in 2000 due primarily to a higher level of invested funds.

               The Company  recognized  a net loss of $5.7 million for the three months ended June 30, 2001 as compared with a net loss of $2.5 million for the same period in 2000. The increase in net loss is primarily due to  the  decrease  in  revenues  and  the  increase  in  research  and development expenses described above.

          SIX MONTHS ENDED JUNE 30, 2001 AND 2000

               The Company's  operating  revenues  decreased to $5.2 million for the six months  ended  June 30,  2001 from $7.2  million  for the same period in 2000. The decrease in research and  development  revenues is due primarily to a scheduled  reduction in the  Company's  staffing on collaborative programs with Pfizer (the GABA and NPY programs descibed below)  and the  related  reduction  in  discovery  research  funding.
          License fees of $3.7 million were  recognized  in the six month period ended  June  30,  2001  pursuant  to the  Pfizer  Technology  Transfer
          Agreement  (described  below) as compared  to $2.2  million in the six month period ended June 30, 2000. Operating revenues in future periods may  fluctuate  significantly  due to many  factors,  including  those described throughout this section.

               Research  and  development  expenses,  excluding  non-cash  stock compensation  charges,  increased 32 percent to $17.3  million for the six-month  period ended June 30, 2001 as compared to $13.1 million for the same period in 2000. The increase is primarily due to increases in research and development  personnel,  further development of potential drug candidates,  as well as the Company's  continued expansion of its
          AIDD  (Accelerated  Intelligent Drug Design) Program for the discovery of new drug candidates.  Research and development expenses represented
          84  percent  and 82  percent of total  operating  expenses  (excluding non-cash compensation  charges)in the six month periods ended June 30,
          2001 and 2000, respectively.

               General and  administrative  expenses,  excluding  non-cash stock compensation  charges,  increased  12 percent to $3.3  million for the six-month  period  ended June 30, 2001 as compared to $2.9 million for the same period in 2000.  This  increase is  attributed  to additional administrative  and  technical  services and  personnel to support the protection of Neurogen's growing intellectual  property estate and the pursuit  of  potential  collaborative  relationships  to  support  and commercialize Neurogen's expanding research pipeline.

               Other income,  consisting  primarily of interest income and gains and losses from invested cash and marketable securities,  increased 37 percent for the six months ended June 30, 2001 as compared to the same period in 2000, due primarily to a higher level of invested funds.

               The Company  recognized  a net loss of $13.6  million for the six months  ended  June  30,  2001 as  compared  with a net  loss of $14.0 million  for the same  period  in 2000.  The  decrease  in net loss is primarily due to a one-time non-cash $6.5 million charge recognized in the  first  quarter  of 2000 upon the  vesting  of  137,625  shares of restricted  stock  granted to certain  employees in 1998,  offset by a decrease  in  research  and  development  revenues  and an increase in research and development and general and  administrative  expenses for the six months ended June 30, 2001 as described above.

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

               The  Company  adopted  the  guidance of SAB No. 101 in the fourth quarter of 2000,  retroactive  to January 1,  2000,  and  reflected  a cumulative effect of change in accounting  principle on prior years of
          $500,000,   related  to  timing  of  revenue  recognition  on  certain non-refundable up-front payments previously recognized on a technology transfer  agreement.  Consistent  with SAB No. 101,  the Company  also revised  the  recognition  of  revenue in 2000 on a  quarterly  basis, resulting in a reduction in previously  reported first quarter revenue of  $250,000.  This revenue was  recognized  under the  Company's  new revenue recognition policy in subsequent  quarters in 2000,  beginning with an increase in  previously  reported  second  quarter  revenue of
          $105,000.

          LIQUIDITY AND CAPITAL RESOURCES

               At June 30, 2001 and December 31, 2000,  cash,  cash  equivalents and  marketable  securities  were in the  aggregate  $93.0 million and
          $108.8 million,  respectively.  A total amount of $36.2 million of the marketable  securities at June 30, 2001 have  maturities  greater than one year,  however the Company can and may liquidate such  investments prior to maturity to meet its  strategies  or  investment  objectives.
          While the Company's  aggregate  level of cash,  cash  equivalents  and marketable  securities  decreased during the first half of 2001, these levels have fluctuated  significantly  in the past and are expected to do so in the future as a result of the factors described below.

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
          As of June 30,  2001,  Pfizer had provided  $42.1  million of research
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

               Neurogen  and  Pfizer  entered  into their  second  collaborative agreement,  the 1994 Pfizer Agreement, in July 1994, pursuant to which
          Pfizer  made an  additional  $9.9  million  equity  investment  in the
          Company and agreed,  among other things,  to fund a specified level of resources for up to four years (later extended as described below) for
          Neurogen's  research  program for the development of GABA-based  drugs for the treatment of sleep disorders.  As of June 30, 2001, Pfizer had provided $13.7 million of research  funding to the Company pursuant to the 1994  Pfizer  Agreement,  as  extended,  and $0.3  million for the achievement of a clinical development  milestone.  Neurogen could also receive additional milestone payments of up to $3.0 million if certain development  and  regulatory  objectives  are achieved  regarding  its products subject to the collaboration.  In return, Pfizer received the exclusive  rights to manufacture and market  GABA-based sleep disorder products for which it will pay Neurogen royalties based upon net sales levels, if any.

               In  December  1996,  December  1998 and again in  December  2000,
          Neurogen and Pfizer extended and combined  Neurogen's research efforts under  the  1992  and  1994  Agreements.  Pursuant  to  the  extension agreements, Neurogen has received $1.4 million in the first six months of 2001 (which  amount is included in the  above-described  cumulative totals  received  for the 1992  and 1994  agreements)  and  under  the extension  expects to receive an  additional  $1.4 million  during the remainder  of  2001  for  research  and  development  funding  of  the
          Company's   GABA-based   anxiolytic,   cognitive  enhancer  and  sleep
          disorders projects.

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

               In June 1999,  Neurogen  and  Pfizer  entered  into a  technology transfer agreement (the "Pfizer Technology Transfer Agreement"). Under
          the terms of this agreement, Pfizer has agreed to pay Neurogen a total of up to $27.0  million over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD  technologies for the discovery of new drugs, along with the installation of an AIDD system.
          Additional   payments  are  also  possible  upon  Pfizer's  successful
          utilization of this  technology.  Pfizer has received a  non-exclusive license to certain AIDD intellectual  property and the right to employ this technology in its own drug development  programs.  As of June 30,
          2001,  Pfizer had provided  $22.8  million in license fees pursuant to the Pfizer AIDD agreement,  of which $15.0 million has been recognized as  revenue  to  date.  Remaining  revenues  associated  with  amounts received  under  the  Pfizer  Technology  Transfer  Agreement  will be recognized in future periods and may fluctuate significantly depending on the timing and  completion of the Company's  transfer of technology and systems pursuant to the agreement.

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
          million  and $3.7  million  of net  operating  loss and  research  and development credit carryfowards,  respectively,  available for federal income tax purposes  which expire in the years 2004 through 2020.  The
          Company  also had  approximately  $51.1  million  and $2.2  million of
          Connecticut  state tax net operating loss and research and development credit  carryfowards,  respectively,  which  expire in the years  2001 through 2020.  Because of "change in ownership"  provisions of the Tax
          Reform Act of 1986,  the  Company's  utilization  of its net operating loss and research and development credit  carryforwards may be subject to an annual limitation in future periods.

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

                           Part II - Other Information

Item 1. Legal Proceedings

               Not applicable for the second quarter ended June 30, 2001.

Item 2. Changes in Securities and Use of Proceeds

               Not applicable for the second quarter ended June 30, 2001.

Item 3. Defaults upon Senior Securities

               Not applicable for the second quarter ended June 30, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

               Not applicable for the second quarter ended June 30, 2001.

Item 5. Other Information

               Not applicable for the second quarter ended June 30, 2001.

Item 6. Exhibits and Reports on Form 8-K

               (a) See Exhibit Index.

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

Date:  August 14, 2001

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

10.28   - Severance Agreement between the Company and John F. Tallman,  dated as of January 15, 2001 (incorporated by reference to Exhibit 10.28 to the
          Company's Form 10-Q for the quarterly period ended March 31, 2001).