Form 10-Q
period 2001-11-14
NEUROGEN CORP
filed 2001-11-14
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2001
                                       OR
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

     As of November  14, 2001 the  registrant  had  17,609,352  shares of Common
Stock outstanding.

                              NEUROGEN CORPORATION

                                      INDEX

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets at September 30, 2001 and
         December 31, 2000
        Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2001 and 2000
        Consolidated Statements of Cash Flows for the nine-month
         periods ended September 30, 2001 and 2000
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

Signature

Exhibit Index

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                                       (In thousands)
                                                         (UNAUDITED)

                                                         SEPTEMBER 30, 2001               DECEMBER 31, 2000
                                                          ---------------                  ---------------

                        Assets

Current assets:
   Cash and cash equivalents                               $       25,336                   $       48,086
   Marketable securities                                           62,715                           60,670
   Receivables from corporate partners                                243                            1,517
   Other current assets                                               745                            1,364
                                                           ---------------                  ---------------
       Total current assets                                        89,039                          111,637

Property, plant & equipment:
   Land, building and improvements                                 22,987                           17,949
   Construction in progress                                         7,814                            6,471
   Leasehold improvements                                             -                              4,026
   Equipment and furniture                                         15,841                           14,213
                                                           ---------------                 ----------------
                                                                   46,642                           42,659
   Less accumulated depreciation & amortization                    12,320                           12,079
                                                           ---------------                 ----------------
       Net property, plant and equipment                           34,322                           30,580

Other assets, net                                                     321                              371
                                                           ---------------                 ----------------
       Total assets                                        $      123,682                  $       142,588
                                                           ===============                 ================

See accompanying notes to consolidated financial statements.

                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except per share data)
                                                        (UNAUDITED)

                                                              SEPTEMBER 30, 2001            DECEMBER 31, 2000
                                                              ------------------            -----------------
            Liabilities & Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                       $         2,856               $          5,014
   Unearned revenue from corporate partner                               6,881                          9,542
                                                               -----------------             ------------------
       Total current liabilities                                         9,737                         14,556

   Loans payable                                                         4,941                          1,912
                                                               -----------------             ------------------
       Total liabilities                                                14,678                         16,468

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $.025 per share
       Authorized 2,000 shares; none issued                                 -                              -
   Common stock, par value $.025 per share
       Authorized 30,000 shares;  issued and outstanding
       17,609 shares at September 30, 2001 and 17,386
       shares at December 31, 2000                                         440                            434
   Additional paid-in capital                                          173,034                        169,440
   Accumulated deficit                                                 (62,546)                       (42,323)
   Deferred compensation                                                (2,810)                        (1,706)
   Accumulated other comprehensive income                                  886                            275
                                                               -----------------             ------------------
       Total stockholders' equity                                      109,004                        126,120
                                                               -----------------             ------------------
       Total liabilities and stockholders' equity              $       123,682               $        142,588
                                                               =================             ==================

See accompanying notes to consolidated financial statements.

                                                            NEUROGEN CORPORATION
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (In thousands, except per share data)
                                                                (UNAUDITED)

                                                          THREE MONTHS       THREE MONTHS       NINE MONTHS     NINE MONTHS
                                                              ENDED              ENDED             ENDED           ENDED
                                                          SEPT 30, 2001      SEPT 30, 2000*    SEPT 30, 2001   SEPT 30, 2000*
                                                        ----------------    ---------------   --------------   -------------
Operating revenues:
 License fees                                           $         2,386     $        5,390     $      6,131    $      7,613
 Research and development                                           720              2,341            2,160           7,329
                                                        ----------------    ---------------    -------------   -------------
  Total operating revenues                                        3,106              7,731            8,291          14,942

Operating expenses:
 Research and development
  Stock compensation                                                 12                 72              915           4,715
  Other research and development                                  8,635              6,975           25,949          20,063
                                                        ----------------    ---------------    -------------   -------------
 Total research and development                                   8,647              7,047           26,864          24,778

 General and administrative:
  Stock compensation                                                422                 51              494           2,078
  Other general and administrative                                1,685              1,251            4,946           4,172
                                                        ----------------    ---------------    -------------   -------------
 Total general and administrative                                 2,107              1,302            5,440           6,250
                                                        ----------------    ---------------    -------------   -------------
     Total operating expenses                                    10,754              8,349           32,304          31,028
                                                        ----------------    ---------------    -------------   -------------
Operating loss                                                   (7,648)              (618)         (24,013)        (16,086)

Other income:
 Investment income                                                1,040              1,796            3,791           3,803
                                                        ----------------    ---------------    -------------   -------------
  Total other income                                              1,040              1,796            3,791           3,803
                                                        ----------------    ---------------    -------------   -------------

Net income (loss) before cumulative effect
  of change in accounting principle                              (6,608)             1,178          (20,222)        (12,283)

Cumulative effect on prior years of the
application of SAB No. 101, Revenue Recognition
in Financial Statements                                             -                  -                -              (500)
                                                        ----------------    ---------------    -------------   -------------
Net income (loss)                                       $        (6,608)    $        1,178     $    (20,222)   $    (12,783)
                                                        ================    ===============    =============   =============

Basic earnings (loss) per share:
 Before cumulative effect of change in
  accounting principle                                  $         (0.38)    $         0.07     $      (1.16)   $      (0.76)
 Change in accounting principle                                     -                  -                -             (0.03)
                                                        ----------------    ---------------    -------------   -------------
  Basic earnings (loss) per share                       $         (0.38)    $         0.07     $      (1.16)   $      (0.79)
                                                        ================    ===============    =============   =============

Diluted earnings (loss) per share:
 Before cumulative effect of change in
  accounting principle                                  $         (0.38)    $         0.06     $      (1.16)   $      (0.76)
 Change in accounting principle                                     -                  -                -             (0.03)
                                                        ----------------    ---------------    -------------   -------------
  Diluted earnings (loss) per share                     $         (0.38)    $         0.06     $      (1.16)   $      (0.79)
                                                        ================    ===============    =============   =============

Shares used in calculation of earnings
 (loss) per share:
  Basic                                                          17,492             17,284           17,435          16,151
                                                        ================    ===============    =============   =============
  Diluted                                                        17,492             18,878           17,435          16,151
                                                        ================    ===============    =============   =============

* The 2000 third  quarter and year to date  financial  data,  as reported in the
Company's  Form 10-Q for the nine months  ended  September  30,  2000,  has been adjusted to reflect the  adoption of SAB No. 101 in the fourth  quarter of 2000, retroactive to January 1, 2000.

See accompanying notes to consolidated financial statements.

                                                             NEUROGEN CORPORATION
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (In thousands)
                                                                  (UNAUDITED)

                                                                        NINE MONTHS          NINE MONTHS
                                                                           ENDED                ENDED
                                                                     SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                                     ------------------   ------------------

Cash flows from operating activities:
   Net loss                                                         $      (20,222)         $     (12,783)
   Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
       Depreciation and amortization expense                                 1,981                  2,016
       Stock compensation expense                                            1,409                  6,793
       Other noncash expense                                                   709                  1,067
   Changes in operating assets and liabilities:
       (Decrease) increase in accounts payable and accrued expenses         (2,157)                   289
       (Decrease) increase in unearned revenue from corporate partner       (2,661)                 8,888
       Decrease (increase) in receivables from corporate partners            1,274                 (1,130)
       Decrease (increase) in other assets, net                                510                   (277)
                                                                     -----------------      ---------------
          Net cash (used in) provided by operating activities              (19,157)                 4,863

Cash flows from investing activities:
       Purchase of plant and equipment                                      (5,770)                (4,011)
       Purchases of marketable securities                                  (63,611)               (26,129)
       Maturities and sales of marketable securities                        62,051                 21,321
       Proceeds from sales of assets                                            30                    -
                                                                     -----------------     ---------------
          Net cash used in investing activities                             (7,300)                (8,819)

Cash flows from financing activities:
       Proceeds from issuance of debt                                        3,088                    -
       Principal payments under loan payable                                   (59)                   -
       Exercise of warrants and employee stock options                         678                 10,018
       Proceeds from private placement of common stock                         -                   38,698
                                                                     -----------------      ---------------
          Net cash provided by financing activities                          3,707                 48,716
                                                                     -----------------      ---------------
          Net (decrease) increase in cash and cash equivalents             (22,750)                44,760

Cash and cash equivalents at beginning of period                            48,086                 31,588
                                                                     -----------------      ---------------
Cash and cash equivalents at end of period                           $      25,336          $      76,348
                                                                     =================      ===============

See accompanying notes to consolidated financial statements.

                              Neurogen Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2001
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
          Accordingly,  they do not include all of the information and footnotes required by  generally  accepted  accounting  principles  for complete financial  statements.  In the opinion of management,  all adjustments
          (consisting of normal recurring accruals)  considered  necessary for a
          fair  presentation   have  been  included.   These  interim  financial
          statements  should be read in conjunction  with the audited  financial statements  for the year  ended  December  31,  2000  included  in the
          Company's  Annual Report on Form 10-K and 10-K/A.  Interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

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

               The  Company  adopted  the  guidance of SAB No. 101 in the fourth quarter  of 2000,  retroactive  to  January  1, 2000 and  reflected  a cumulative effect of the change in accounting principle on prior years of  $500,000,  related  to timing of  revenue  recognition  on certain non-refundable up-front payments previously recognized on a technology transfer  agreement.  The Company  also  adjusted  its 2000  quarterly financial data to reflect the adoption of SAB No. 101, resulting in an increase in revenue  previously  reported  for the nine  months  ended
          September  30, 2000 of $337,000 and an increase in revenue  previously reported for the three months ended September 30, 2000 of $481,000.

(5)       NON-CASH COMPENSATION CHARGE

               On January 15, 2001 and September 7, 2001, certain  modifications were made to stock options previously granted to each of two executive officers of the Company. Non-recurring,  non-cash charges to income of
          $803,000 and $174,000 were recorded in the first and third quarters of
          2001,  respectively,  for  extending the life of each of the officers'
          unvested options.

               In  September  2001,  150,000  shares of  restricted  stock  were granted to certain executive officers at an exercise price of zero and a vesting term of five years. The vesting  provisions were 10% at date of grant,  45% after four  years and 45% after five years for  100,000 shares  issued;  and 50% after four years and 50% after five years for
          50,000  shares  issued.  In  connection  with this grant,  the Company recorded fixed deferred compensation totaling $2,908,000,  which is to be amortized  ratably over the service period  required for the shares to vest. For the three and nine months ending  September 30, 2001, the
          Company has recorded $235,000 in non-cash compensation expense related to these restricted stock awards.

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

(7)       DEBT ISSUANCE

               In  July  of  2001,   Connecticut   Innovations,   Inc.  advanced
          approximately  $3.1 million to the Company  representing the remainder of a $5.0 million loan commitment  made in October of 1999.  Beginning in August of 2001, the loan balance of $5.0 million  became  repayable in monthly  installments over 15 years,  bearing interest at an annual rate of 7.5%.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Since its inception in September 1987,  Neurogen has been engaged in the discovery and development of drugs. The Company has not derived any revenue from product sales and expects to incur significant losses in most years prior to deriving any such product revenues. Revenues to date  have  come  from four  collaborative  research  agreements,  one license agreement and one technology transfer agreement.

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

         THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

               The Company's  operating  revenues  decreased to $3.1 million for the three months ended  September 30, 2001 as compared to $7.7 million for the same period in 2000. The decrease in operating revenues is due to a scheduled  reduction in the Company's  staffing on  collaborative programs with Pfizer (the GABA and NPY programs  described  below) and the related reduction in discovery  research funding.  The recognition of license fees pursuant to the Pfizer Technology  Transfer  Agreement
          (described below) also decreased in the third quarter of 2001. License fees of  $2.4  million  were  recognized  in the  three  months  ended
          September  30, 2001 as compared to $5.4  million in the same period in
          2000.

               Research and  development  expenses  increased 23 percent to $8.6 million for the third  quarter of 2001 as compared to $7.0 million for the third  quarter of 2000.  The increase is primarily  due to further development of potential drug  candidates and the Company's  continued
          expansion of its AIDD  (Accelerated  Intelligent  Drug Design) Program
          for the  discovery of new drug  candidates.  Research and  development expenses  represented  84 percent  and 85  percent  of total  expenses
          (excluding non-cash  compensation  charges) in the three-month periods ended September 30, 2001 and 2000, respectively.

               General and  administrative  expenses,  excluding  non-cash stock compensation  charges,  increased  35 percent to $1.7  million for the three-month  period  ended  September  30,  2001 as  compared  to $1.3 million for the same period in 2000.  This  increase is  attributed to additional  administrative  and  technical  services and  personnel to support the  protection of Neurogen's  growing  intellectual  property estate and to support Neurogen's expanding research pipeline.

               Other  income,  consisting  primarily  of  interest  income  from invested cash and marketable securities,  decreased 42 percent for the third  quarter  of 2001 as  compared  to the same  period  in 2000 due primarily  to a decrease  in yield rates and a lower level of invested funds.

               The Company  recognized  a net loss of $6.6 million for the three months ended  September 30, 2001 as compared with a net income of $1.2 million  for the same  period  in 2000.  The  change  in  earnings  is primarily  due to the  decrease  in  revenues  and  the  increases  in research  and  development  and  general and  administrative  expenses described above.

         NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

               The Company's  operating  revenues  decreased to $8.3 million for the nine months ended  September  30, 2001 from $14.9  million for the same period in 2000.  The decrease in  operating  revenues is due to a
          scheduled   reduction  in  the  Company's  staffing  on  collaborative programs with Pfizer (the GABA and NPY programs  described  below) and the related reduction in discovery  research funding.  The recognition of license fees pursuant to the Pfizer Technology  Transfer  Agreement
          (described  below) also decreased in the first three quarters of 2001.
          License fees of $6.1 million were  recognized in the nine months ended
          September  30, 2001 as compared to $7.6  million in the same period in
          2000.

               Research  and  development  expenses,  excluding  non-cash  stock compensation  charges,  increased 29 percent to $25.9  million for the nine-month  period  ended  September  30,  2001 as  compared  to $20.1 million for the same period in 2000.  The increase is primarily due to further  development  of  potential  drug  candidates,  as well as the
          Company's continued expansion of its AIDD Program for the discovery of new drug candidates.  Research and development expenses represented 84 percent and 83 percent of total operating expenses (excluding non-cash compensation  charges) in the nine-month  periods ended  September 30,
          2001 and 2000, respectively.

               General and  administrative  expenses,  excluding  non-cash stock compensation  charges,  increased  19 percent to $4.9  million for the nine-month period ended September 30, 2001 as compared to $4.2 million for the same period in 2000. This increase is attributed to additional administrative  and  technical  services and  personnel to support the protection of Neurogen's growing  intellectual  property estate and to support Neurogen's expanding research pipeline.

               Other  income,  consisting  primarily  of  interest  income  from invested cash and marketable securities,  remained at $3.8 million for the nine-month periods ended September 30, 2001 and 2000.

               The Company  recognized a net loss of $20.2  million for the nine months ended  September  30, 2001 as compared with a net loss of $12.8 million  for the same  period  in 2000.  The  increase  in net loss is primarily  due to the  decrease  in  revenues  and  the  increases  in research  and  development  and  general and  administrative  expenses described above.

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

               The  Company  adopted  the  guidance of SAB No. 101 in the fourth quarter of 2000,  retroactive  to January 1,  2000,  and  reflected  a cumulative effect of change in accounting  principle on prior years of
          $500,000,   related  to  timing  of  revenue  recognition  on  certain non-refundable up-front payments previously recognized on a technology transfer  agreement.  The Company  also  adjusted  its 2000  quarterly financial data to reflect the adoption of SAB No. 101, resulting in an increase in revenue  previously  reported for the three and nine month
          periods   ended   September   30,  2000  of  $481,000  and   $337,000,
          respectively.

         LIQUIDITY AND CAPITAL RESOURCES

               At  September  30,  2001  and  December  31,  2000,   cash,  cash
          equivalents  and  marketable  securities  were in the aggregate  $88.0 million  and $108.8  million,  respectively.  A total  amount of $43.4 million  of the  marketable  securities  at  September  30,  2001 have maturities  greater  than one year;  however,  the Company can and may liquidate such investments prior to maturity to meet its strategies or investment  objectives.  While the Company's  aggregate level of cash, cash equivalents and marketable  securities decreased during the first nine months of 2001, these levels have fluctuated significantly in the past  and are  expected  to do so in the  future  as a  result  of the factors described below.

               Neurogen's  cash  requirements  to  date  have  been  met  by the proceeds of its financing  activities,  amounts  received  pursuant to collaborative research,  licensing or technology transfer arrangements and  interest  earned  on  invested  funds.  The  Company's  financing activities  include  underwritten  public  offerings of common  stock, private  placement  offerings  of common  stock and  private  sales of common stock in connection with  collaborative  research and licensing agreements. Total funding received from these financing activities was approximately  $146.6 million.  The Company's  expenditures  have been
          primarily   to  fund   research  and   development   and  general  and
          administrative  expenses and to  construct  and equip its research and development facilities.

               The  Company  plans  to  use  its  cash,  cash   equivalents  and
          marketable  securities  for its research and  development  activities, working capital and general corporate purposes.  Neurogen  anticipates that its current cash balance will be  sufficient  to fund its current and  planned  operations  through at least 2003.  However,  Neurogen's funding requirements may change and will depend upon numerous factors, including,  but not limited to, the progress of the Company's research and  development  programs,  the  timing and  results of  pre-clinical testing and  clinical  studies,  the timing of  regulatory  approvals, technological advances,  determinations as to the commercial potential of its proposed products,  the status of competitive  products and the ability  of  the  Company  to  establish  and  maintain  collaborative arrangements  with others for the purpose of funding certain  research and  development  programs,  conducting  clinical  studies,  obtaining
          regulatory   approvals   and,   if  such   approvals   are   obtained,
          manufacturing and marketing products.  The Company anticipates that it may augment its cash balance through financing transactions, including the  issuance  of debt or  equity  securities  and  further  corporate alliances.  No  assurances  can  be  given  that  adequate  levels  of additional funding can be obtained on favorable terms, if at all.

               As of December  31,  2000,  the Company had  approximately  $62.7 million  and $4.2  million  of net  operating  loss and  research  and development credit carryforwards,  respectively, available for federal income tax purposes,  which expire in the years 2004 through 2020. The
          Company  also had  approximately  $51.2  million  and $1.3  million of
          Connecticut  state tax net operating loss and research and development credit  carryforwards,  respectively,  which  expire in the years 2001
          through   2020.   The  Company  has  also  applied  to  exchange  2000
          Connecticut  research and development credits of $4.2 million for cash proceeds of $2.7 million  under new  Connecticut  tax law  provisions.
          Because of "change in  ownership"  provisions of the Tax Reform Act of
          1986, the Company's utilization of its net operating loss and research and  development  credit  carryforwards  may be  subject  to an annual limitation in future periods.

         COLLABORATIVE RESEARCH AGREEMENTS

               In 1992, Neurogen entered into a collaborative research agreement with Pfizer (the "1992  Pfizer  Agreement")  pursuant to which  Pfizer made a $13.8  million  equity  investment  in the  Company and agreed, among other things,  to fund a specified  level of resources for up to five years (later extended as described below) for Neurogen's research programs for the  discovery of  GABA-based  drugs for the treatment of anxiety and cognitive disorders.  In 1994, Neurogen and Pfizer entered into a second  collaborative  research  agreement  (the  "1994  Pfizer
          Agreement")  pursuant to which Pfizer made an additional  $9.9 million equity  investment in the Company and agreed,  among other things,  to fund a  specified  level  of  resources  for up to four  years  (later extended as described  below) for Neurogen's  research program for the development of GABA-based  drugs for the treatment of sleep disorders.
          As of September 30, 2001,  Pfizer had provided $43.2 million and $14.1 million of research  funding to the Company and $0.5  million and $0.3 million  for the  achievement  of  certain  clinical  development  and regulatory milestones pursuant to the 1992 and 1994 Pfizer Agreements, respectively.  Neurogen is eligible  to receive  additional  milestone payments of up to $12.0  million and $3.0  million  under the 1992 and
          1994  Pfizer  Agreements,  respectively,  if certain  development  and regulatory  objectives are achieved  regarding its products subject to the  collaboration.  In  return,  under  the  two  agreements,  Pfizer received the exclusive rights to manufacture and market  collaboration drugs that act through the GABA system for the  treatment  of anxiety,
          cognition  enhancement,   depression  or  insomnia.  Pfizer  will  pay
          Neurogen  royalties  based  upon net sales  levels,  if any,  for such products. Under the agreements,  Pfizer is responsible for funding the cost of all clinical  development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

               On three  occasions,  Neurogen  and  Pfizer  extended  Neurogen's research efforts under the 1992 and 1994 Pfizer  Agreements.  Pursuant to the extension  agreements,  which  currently  terminate in December
          2001,  Neurogen has received  $2.9 million in the first nine months of
          2001  (which  amount is  included  in the  above-described  cumulative totals received for the 1992 and 1994 Pfizer  Agreements) for research and  development  funding  of  the  Company's  GABA-based  anxiolytic, cognitive enhancer and sleep disorders projects.

               In 1995,  Neurogen and Pfizer entered into a third  collaborative agreement (the "1995 Pfizer Agreement")  pursuant to which Pfizer made an additional $16.5 million equity  investment in the Company,  paid a
          $3.5 million  license fee and agreed,  among other  things,  to fund a specified level of resources for Neurogen's  research  program for the discovery  of  drugs  which  work  through  the  neuropeptide  Y (NPY)
          mechanism for the treatment of obesity and other disorders. In October
          2000,  Neurogen  and  Pfizer  concluded  the  research  phase of their
          NPY-based  collaboration according to schedule and the annual research funding  received  from Pfizer  came to its  scheduled  conclusion  on
          October 31,  2000.  Should  Pfizer in the future elect to continue the development of any drug candidates subject to collaboration,  Neurogen could also receive  development and regulatory  milestone payments and would be entitled to royalty, profit sharing and manufacturing rights.

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
          Additional   payments  are  also  possible  upon  Pfizer's  successful
          utilization of this  technology.  Pfizer has received a  non-exclusive license to certain AIDD intellectual  property and the right to employ this technology in its own drug development  programs. As of September
          30, 2001,  Pfizer had provided  $23.5 million in license fees pursuant to the Pfizer Technology  Transfer  Agreement,  of which $17.3 million has been recognized as revenue to date.  Remaining revenues associated with amounts received under the Pfizer Technology  Transfer  Agreement will be recognized in future  periods and may fluctuate  significantly depending on the timing and  completion of the  Company's  transfer of technology and systems pursuant to the agreement.

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

                           Part II - Other Information

Item 1. Legal Proceedings

          Not applicable for the third quarter ended September 30, 2001.

Item 2. Changes in Securities

          Not applicable for the third quarter ended September 30, 2001.

Item 3. Defaults upon Senior Securities

          Not applicable for the third quarter ended September 30, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

               On July  16,  2001,  the  Company  held  its  annual  meeting  of stockholders  (i) to  elect  a board  of  twelve  directors  (Proposal
          1);(ii)to  adopt the  Neurogen  Corporation  2001  Stock  Option  Plan
          (Proposal  2) and  (iii) to  ratify  the  appointment  by the Board of
          Directors of  PricewaterhouseCoopers  LLP as the independent  auditors for the Company for the fiscal year ended  December 31, 2001 (Proposal
          3).

          Proposal 1

               The  stockholders  elected the persons named below, the Company's nominees for directors, as directors of the Company,  casting votes in favor of such nominees or withholding votes as indicated:

                              Votes in Favor           Votes Withheld
                              --------------           --------------

Felix J. Baker, Ph.D.           9,660,379                  11,250
Julian C. Baker                 9,660,379                  11,250
Barry M. Bloom, Ph.D.           9,660,379                  11,250
Robert N. Butler, M.D.          9,660,379                  11,250
Frank C. Carlucci               9,646,814                  24,815
Jeffrey J. Collinson            9,646,814                  24,815
Mark Novitch, M.D.              9,660,379                  11,250
Harry H. Penner, Jr.            9,519,492                 152,137
Robert H. Roth, Ph.D.           9,660,379                  11,250
John Simon                      9,660,379                  11,250
John F. Tallman, Ph.D.          9,660,379                  11,250
Suzanne H. Woolsey, Ph.D.       9,660,379                  11,250

          The Stockholders approved Proposal 2, voting as follows:

                    Affirmative Votes       Negative Votes       Votes Abstained
                    -----------------       --------------       ---------------
Proposal 2              7,561,797              2,107,629              2,203

               The Stockholders approved Proposal 3, voting as follows:

                    Affirmative Votes       Negative Votes       Votes Abstained
                    -----------------       --------------       ---------------
Proposal 3              9,660,529                100                  11,000

Item 5. Other information

          Not applicable for the third quarter ended September 30, 2001.

Item 6. Exhibits and Reports on Form 8-K

          (a) See Exhibit Index.

          (b) The Company  filed a current  report on Form 8-K on September  19,
          2001  to  submit  for  filing  a News  Release  of the  Company  dated
          September 10, 2001 announcing the appointment,  by the Company's Board of  Directors,  of Dr.  William  H.  Koster to the  position  of Chief
          Executive Officer of Neurogen Corporation.  The Company also announced the promotion of Stephen R. Davis to Executive Vice President, as well as the  appointment of Dr. Koster and Mr. Davis to the Company's Board
          of Directors.

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

                                               NEUROGEN CORPORATION

                                               By:/s/   STEPHEN R. DAVIS
                                                  ------------------------
                                                    Stephen R. Davis
                                                    Executive  Vice President
                                                    and Chief Business Officer

Date:  November 14, 2001

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

10.29   - Amended and Restated Neurogen Corporation  2001 Stock  Option Plan, as
          amended and restated effective September 4, 2001.

10.30   - Form of Incentive Stock Option Agreement  currently used in connection with the grant of options  under the  Amended  and  Restated  Neurogen
          Corporation 2001 Stock Option Plan.

10.31   - Form of the  Non-Qualified  Stock Option  Agreement  currently used in connection  with the grant of options  under the Amended and  Restated
          Neurogen Corporation 2001 Stock Option Plan.

10.32   - Form of Neurogen Special Committee Stock Option Plan.

10.33   - Employment  Agreement between the Company and William H. Koster, dated as of September 4, 2001.

10.34   - Severance  Agreement  between the Company  and Harry H.  Penner,  Jr., dated as of September 7, 2001.

                                                                   Exhibit 10.29

                              AMENDED AND RESTATED
                              NEUROGEN CORPORATION
                             2001 STOCK OPTION PLAN
              (as amended and restated effective September 4, 2001)

                                    * * * * *

1.   Purpose.  The purpose of the Amended and Restated Neurogen Corporation 2001
     Stock  Option Plan (as amended and  restated  effective  September 4, 2001)
     (the  "Plan") is to attract  and retain the best  available  personnel,  to provide  additional  incentive to employees and  consultants and to promote the success of the business of Neurogen Corporation (the "Company") and its
     Subsidiaries (as defined below).

2.   Certain  Definitions.  For purposes of the Plan, the following  terms shall have the meanings set forth below:

     2.1  "Award  Agreement" shall mean the agreement  executed by a Participant pursuant to the  provisions  of  Sections  3.2 and 12.4 of the Plan in connection  with  the  granting  of a Stock  Option  or of  Restricted
          Shares.

     2.2  "Board"  shall  mean  the  Board  of  Directors  of  the  Company,  as constituted from time to time.

     2.3  "Cause"  shall  mean,  for  purposes  of  this  Plan,  either  of  the following:  (a)  if a  Participant  is a  party  to an  employment  or consulting  agreement  with the  Company or with any  Subsidiary,  the meaning as defined in such agreement; or (b) if the Participant is not party to such an agreement, (i) commission of a felony or misdemeanor;
          (ii)  failure to abide by any  material  Company  policy;  (iii) gross negligence or willful  misconduct in  connection  with job duties;  or
          (iv) continuing  refusal to perform job duties after written notice of such failure and an opportunity to cure such  non-performance.  In the event  that a  Participant  is party to an  employment  or  consulting agreement with the Company or with any Subsidiary, and such employment or consulting  agreement  permits the  Participant to terminate his or her  employment  for "good  reason" (as defined in such  agreement) or under any constructive  termination  provision permitting the employee to terminate his or her  employment  and receive  severance  benefits, then if the Participant terminates his or her employment or consulting relationship with the Company or with any Subsidiary for "good reason"
          or under any such constructive  termination provision, he or she shall be deemed to have been  terminated  by the  Company or its  Subsidiary without Cause for purposes of this Plan. Any determination of Cause by the Compensation Committee or its designee shall be conclusive,  final and binding on the  Participant,  and on all persons claiming under or through such Participant, for purposes of this Plan.

     2.4  "Change of Control"  shall,  for  purposes of this Plan,  be deemed to have occurred (i) when any person or persons acting in concert (within the meaning of Section  13(d)(3) or  14(d)(2)  of the  Exchange  Act),
          excluding  Company  benefit  plans,  becomes the  beneficial  owner of securities of the Company  having more than fifty percent (50%) of the voting power of the Company's then-outstanding  securities;  (ii) upon the  consummation  of any merger or other business  combination of the
          Company  (a  "Transaction"),  other  than  a  Transaction  immediately following which those persons who were shareholders of the Company and any  trustee  or  fiduciary  of  any  Company  employee  benefit  plan immediately prior to the Transaction own more than fifty percent (50%)
          of  the  voting  power,  directly  or  indirectly,  of  the  surviving corporation  in any such merger or other business  combination;  (iii)
          when,  within  any twelve  (12) month  period,  the  persons  who were directors  immediately  before  the  beginning  of  such  period  (the
          "Incumbent  Directors")  shall cease (for any reason other than death)
          to  constitute  at  least a  majority  of the  Board  or the  board of directors  of a  successor  to the  Company.  For  this  purpose,  any director who was not a director at the  beginning of such period shall be deemed to be an Incumbent  Director if such director was elected to the Board by, or on the  recommendation of or with the approval of, at least  two-thirds  of the  directors  who then  qualified as Incumbent
          Directors  (so long as such director was not nominated by a person who has  expressed  an intent to effect a Change of Control or engage in a proxy or  other  control  contest);  or (iv)  when a plan of  complete liquidation  of the Company  shall have been adopted or the holders of voting  securities of the Company shall have approved an agreement for the sale or disposition by the Company (in one  transaction or through a series of transactions) of all or substantially all of the Company's assets.

     2.5  "Code" shall mean the Internal  Revenue Code of 1986, as in effect and as  amended  from  time to time,  or any  successor  statute  thereto, together with any rules,  regulations and interpretations  promulgated thereunder or with respect thereto.

     2.6  "Committee" shall mean the committee  established from time to time in the sole  discretion of the Board to administer the Plan, as described in  Section  3 of the  Plan,  and  consisting  solely  of two or  more directors  who are  non-employee  directors  for  purposes of SEC Rule
          16b-3, and who are outside directors for purposes of Section 162(m) of the Code and the regulations promulgated thereunder.

     2.7  "Common  Stock"  shall mean the  common  stock,  par value  $0.025 per share,  of the Company or any  security  of the Company  issued by the
          Company in substitution or exchange therefor.

     2.8  "Company" shall mean Neurogen Corporation, a Delaware corporation,  or any successor corporation to Neurogen Corporation.

     2.9  "Disability"  shall mean  disability  as defined in the  Participant's then-effective  employment or consulting agreement. If the participant is not then a party to an effective employment or consulting agreement with the Company which  defines  disability,  "Disability"  shall mean disability as determined by the Committee in accordance with standards
          and  procedures  similar  to  those  under  the  Company's   long-term
          disability plan, if any. Subject to the first sentence of this Section
          2.8,  at any time  that the  Company  does not  maintain  a  long-term disability  plan,  "Disability"  shall  mean any  physical  or  mental disability  which  is  determined  to  be  total  and  permanent  by a physician selected in good faith by the Company.

     2.10 "Exchange Act" shall mean the  Securities  Exchange Act of 1934, as in effect  and as amended  from time to time,  or any  successor  statute thereto,  together  with any rules,  regulations  and  interpretations promulgated thereunder or with respect thereto.

     2.11 "Fair  Market  Value"  shall  mean,  on or with  respect  to any given date(s),  the closing price for the Common  Stock,  as reported on the
          NASDAQ  Stock  Market for such date(s) or, if the Common Stock was not traded on such date(s), on the immediately  preceding day (or days) on which the Common Stock was traded.  If at any time the Common Stock is not traded on the NASDAQ  Stock  Market,  the Fair  Market  Value of a
          share  of  Common  Stock  shall  be  determined  in good  faith by the
          Committee.

     2.12 "Incentive  Stock Option" means any Stock Option  granted  pursuant to the  provisions  of  Section  6 of the Plan  (and the  relevant  Award
          Agreement) that is intended to be (and is specifically  designated as)
          an "incentive  stock option"  within the meaning of Section 422 of the
          Code.

     2.13 "Non-Qualified  Stock Option" means any Stock Option granted  pursuant the  provisions  of  Section  6 of the Plan  (and the  relevant  Award
          Agreement) that is not (and is  specifically  designated as not being)
          an Incentive Stock Option.

     2.14 "Participant"  shall mean any  individual who is selected from time to time  under  Section  5 to  receive  a  Stock  Option  or a  grant  of
          Restricted Shares under the Plan.

     2.15 "Plan" shall mean the Neurogen  Corporation 2001 Stock Option Plan, as set forth  herein and as in effect  and as  amended  from time to time
          (together with any rules and regulations  promulgated by the Committee with respect thereto).

     2.16 "Restricted  Shares" shall mean the restricted  shares of Common Stock granted  pursuant to the  provisions  of Section 7 of the Plan and the relevant Award Agreement.

     2.17 "Retirement"  shall mean the voluntary  retirement by the  Participant from active  employment  with the Company and its  Subsidiaries  on or after the attainment of age sixty-five (65).

     2.18 "SEC"  shall  mean the  Securities  and  Exchange  Commission,  or any successor governmental agency.

     2.19 "SEC Rule 16b-3"  shall mean Rule  16b-3,  as  promulgated  by the SEC under  Section  16(b) of the Exchange  Act, or any  successor  rule or regulation  thereto,  as such Rule is amended or applied  from time to time.

     2.20 "Stock  Option" shall mean an award granted to a Participant  pursuant to the provisions of Section 6 of the Plan.

     2.21 "Subsidiary(ies)" shall mean any corporation (other than the Company), partnership  or  limited  liability  company in an  unbroken  chain of entities,  including and beginning  with the Company,  if each of such entities,  other than the last  entity in the  unbroken  chain,  owns, directly or  indirectly,  more than fifty  percent (50%) of the voting stock,  partnership  or  membership  interests  in one  of  the  other entities in such chain.

3.   Administration.

     3.1  General. The Plan shall be administered by the Committee.

     3.2  Plan  Administration  and Plan Rules.  The  Committee is authorized to construe and interpret the Plan and to  promulgate,  amend and rescind
          rules   and   regulations   relating   to   the   implementation   and
          administration of the Plan. Subject to the terms and conditions of the
          Plan,  the  Committee  shall  make  all  determinations  necessary  or advisable  for  the  implementation  and  administration  of the  Plan including,  without limitation, (a) selecting the Plan's Participants,
          (b) granting  Stock Options and making grants of Restricted  Shares in such amounts and form as the Committee shall  determine,  (c) imposing such  restrictions,  terms and conditions  upon such Stock Options and
          upon  grants  of  Restricted   Shares  as  the  Committee  shall  deem
          appropriate,  and (d) correcting any technical  defect(s) or technical omission(s), or reconciling any technical  inconsistency(ies),  in the
          Plan and any Award  Agreement.  The Committee  may  designate  persons other  than  members  of the  Committee  to carry  out the  day-to-day ministerial  administration  of the Plan  under  such  conditions  and limitations as it may prescribe. The Committee may (i) delegate to the
          Company's  President  and  Chief  Executive  Officer  and  to  a  Vice
          President  of the Company (as  designated  by the  Committee),  acting together, the authority to grant Stock Options or Restricted Shares to those  eligible  employees  and  consultants  who are not  subject  to
          Section  16 of  the  Exchange  Act  or  (ii)  adopt  a  resolution  to automatically  provide to an employee or consultant,  upon the initial employment of such person or performance of services by such person, a grant of Stock Options or Restricted Shares:  provided,  however, that such  delegation  or  adoption  will  not  be  effective  if it  would disqualify  the Plan,  or any  other  plan of the  Company  (or of any
          Subsidiary)  intended  to be so  qualified,  from  (i)  the  exemption provided by SEC Rule 16b-3,  (ii) the benefits  provided under Section
          422  of the  Code,  or  any  successor  provisions  thereto  or  (iii)
          entitlement to deductions under Code Section 162(m),  or any successor provision thereto. The Committee's  determinations under the Plan need not be uniform and may be made selectively among Participants, whether or not such Participants are similarly  situated.  Any  determination,
          decision  or  action  of  the   Committee  in   connection   with  the
          construction, interpretation, administration, or implementation of the
          Plan shall be final,  conclusive and binding upon all Participants and any person(s) claiming under or through any Participants.  The Company shall effect the granting of Stock Options and Restricted Shares under the Plan, in accordance with the determinations made by the Committee, by execution of written  agreements  and/or other  instruments in such form as is approved by the Committee.

     3.3  Liability  Limitation.  Neither the Board nor the  Committee,  nor any
          member   of   either,   shall  be  liable   for  any  act,   omission,
          interpretation,  construction or  determination  made in good faith in connection  with  the Plan (or  with  any  Award  Agreement),  and the
          members  of  the  Board  and  the  Committee   shall  be  entitled  to
          indemnification  and  reimbursement  by the  Company in respect of any
          claim,  loss,  damage  or  expense  (including,   without  limitation,
          attorneys' fees) arising or resulting  therefrom to the fullest extent permitted by law, by the Company's  Certificate of  Incorporation,  as
          amended, and/or under any directors' and officers' liability insurance coverage which may be in effect from time to time.

4.   Term of Plan/Common Stock Subject to Plan.

     4.1  Term. The Plan shall  terminate on June 29, 2011,  except with respect to Stock  Options and grants of  Restricted  Shares then  outstanding.
          After such date no further Stock Options or Restricted Shares shall be granted under the Plan.

     4.2  Common Stock.  The maximum number of shares of Common Stock in respect of which Stock Options and Restricted  Shares may be granted under the
          Plan,  subject to  adjustment  as provided in Section 9.2 of the Plan, shall not  exceed  two  million  (2,000,000)  shares of Common  Stock;
          provided, however, that no more than fifty percent (50%) of that total may be  issued  in the  form  of  Restricted  Shares  pursuant  to the provisions of Section 7 of the Plan.  Common Stock which may be issued under the Plan may be either  authorized and unissued shares or issued shares which have been  reacquired  by the Company and which are being held as treasury shares. No fractional shares of Common Stock shall be issued under the Plan. If any Stock Options  expire  unexercised or if any Stock  Options  or  grants of  Restricted  Shares  are  forfeited, surrendered, canceled, terminated or settled in cash in lieu of Common
          Stock, the shares of Common Stock which were  theretofore  subject (or potentially  subject)  to such  Stock  Options  or to such  grants  of
          Restricted Shares shall again be available for grants of Stock Options or of  Restricted  Shares  under  the  Plan  to  the  extent  of  such
          expiration,  forfeiture,  surrender,   cancellation,   termination  or
          settlement.

5.   Eligibility.   Individuals   eligible  for  Stock  Options  and  grants  of
     Restricted  Shares under the Plan shall be  determined  by the Committee in its sole discretion and shall be limited to employees of and consultants to the Company and its Subsidiaries, and persons who may become such employees or consultants.

6.   Stock Options.

     6.1  Terms and Conditions. Stock Options granted under the Plan shall be in respect  of  Common  Stock and may be in the form of  Incentive  Stock
          Options  or  Non-Qualified   Stock  Options  (sometimes   referred  to
          collectively  herein as "Stock Options").  Such Stock Options shall be subject to the terms and conditions set forth in this Section 6 and to any additional terms and conditions, not inconsistent with the express terms and provisions of the Plan, as the Committee  shall set forth in the relevant Award Agreement.

     6.2  Grant. Stock Options may be granted under the Plan in such form as the
          Committee  may from time to time  approve.  Special  provisions  shall apply to  Incentive  Stock  Options  granted to any  employee who owns
          (within  the meaning of Section  422(b)(6)  of the Code) more than ten percent  (10%) of the total  combined  voting  power of all classes of stock of the Company or its parent  corporation  or any  Subsidiary of the Company,  within the meaning of Section 424(e) and (f) of the Code
          (a "10% Shareholder").

     6.3  Exercise  Price.  The exercise price per share of Common Stock subject to a Stock Option shall be  determined  by the  Committee,  including, without  limitation,  a determination based on a formula determined by the Committee at the time of grant and indicated in the  Participant's
          Award  Agreement;  provided,  however,  that the exercise  price of an
          Incentive  Stock  Option  shall not be less than one  hundred  percent
          (100%) of the Fair Market Value of the Common Stock on the date of the grant of such Incentive Stock Option; provided, further, however, that in the case of a 10%  Shareholder,  the exercise price of an Incentive
          Stock Option shall not be less than one hundred ten percent  (110%) of the Fair Market Value of the Common Stock on the date of grant.

     6.4  Term. In respect of any Stock Option  granted  under the Plan,  unless otherwise (a) determined by the Committee (in its sole  discretion) at or prior to the time of grant of a Stock Option or (b) provided in the
          Award  Agreement  or in the  Participant's  employment,  severance  or consulting  agreement in respect of any such Stock Option, the term of each Stock Option shall be ten (10) years; provided, however, that the term of any  Incentive  Stock  Option  shall not exceed ten (10) years
          (five  (5)  years,  in the case of a 10%  Shareholder)  after the date immediately  preceding the date on which the Incentive Stock Option is granted.

     6.5  Method of Exercise.  A Stock Option may be  exercised,  in whole or in part,  by giving  written  notice of exercise to the  Secretary of the
          Company  (or to the  Secretary's  designee)  specifying  the number of shares to be purchased. Such notice shall be accompanied by payment in full of the exercise price in cash, or by certified or personal check, bank  draft,  money  order or wire  transfer  to the  Company  or,  if permitted by the Committee (in its sole  discretion) and by applicable law, by delivery  of, alone or in  conjunction  with a partial cash or instrument payment, (a) a fully-secured  promissory note or notes, (b)
          shares of Common Stock already owned by the  Participant  for at least six (6)  months or (c) any other  form of  payment  acceptable  to the
          Committee.  Payment  instruments  shall  be  received  by the  Company subject to  collection.  The  proceeds  received by the  Company  upon exercise  of any Stock  Option may be used by the  Company for general corporate  purposes.  Any portion of a Stock  Option that is exercised may not be exercised again.

     6.6  Maximum Grant.  During any calendar  year, no Participant  may receive
          Stock  Options to purchase more than five hundred  thousand  (500,000)
          shares of Common Stock under the Plan.

     6.7  Exercisability. In respect of any Stock Option granted under the Plan, unless  otherwise  (a)  determined  by  the  Committee  (in  its  sole discretion)  at any time and from time to time in  respect of any such
          Stock  Option  or  (b)  provided  in  the  Award  Agreement  or in the
          Participant's employment, severance or consulting agreement in respect of any such Stock Option,  such Stock Option shall become  exercisable as to the aggregate  number of shares of Common Stock  underlying such
          Stock Option, as determined on the date of grant, as follows:

          o    twenty  percent  (20%) on the  first  anniversary  of the date of grant of the  Stock  Option,  provided  the  Participant  is then employed  by or  providing  consulting  services  for the Company and/or one of its Subsidiaries;

          o    forty  percent  (40%) on the  second  anniversary  of the date of grant of the  Stock  Option,  provided  the  Participant  is then employed  by or  providing  consulting  services  for the Company and/or one of its Subsidiaries;

          o    sixty percent (60%) on the third anniversary of the date of grant of the Stock Option, provided the Participant is then employed by or providing  consulting  services for the Company  and/or one of its Subsidiaries;

          o    eighty  percent  (80%) on the fourth  anniversary  of the date of grant of the  Stock  Option,  provided  the  Participant  is then employed  by or  providing  consulting  services  for the Company and/or one of its Subsidiaries; and

          o    one hundred  percent (100%) on the fifth  anniversary of the date of grant of the Stock Option,  provided the  Participant  is then employed  by or  providing  consulting  services  for the Company and/or one of its Subsidiaries.

               Notwithstanding  anything  to  the  contrary  contained  in  this section 6.7,  unless  otherwise  provided in the Award Agreement or in the  Participant's  employment,  severance or consulting  agreement in respect  of such Stock  Option,  such Stock  Option  shall  become one hundred  percent  (100%)  exercisable  as to the  aggregate  number of shares of Common  Stock  underlying  such Stock Option upon the death,
          Disability or Retirement of the Participant.

7.   Restricted Shares.

     7.1  Terms and Conditions.  Awards of Restricted Shares shall be subject to the  terms  and  conditions  set  forth  in  this  Section  7 and  any additional  terms and conditions,  not  inconsistent  with the express terms and provisions of the Plan, as the Committee  shall set forth in the relevant  Award  Agreement.  Subject to the terms of the Plan, the
          Committee  shall  determine  the  number  of  Restricted  Shares to be granted  to a  Participant  and the  Committee  may  provide or impose different  terms and  conditions on any  particular  Restricted  Share grant  made to any  Participant.  With  respect  to  each  Participant receiving an award of Restricted Shares, there shall be issued a stock certificate (or  certificates)  in respect of such Restricted  Shares.
          Such  stock  certificate(s)  shall be  registered  in the name of such
          Participant,  shall be  accompanied  by a stock power duly executed by such Participant,  and shall bear, among other required  legends,  the following legend:

          "THE  TRANSFERABILITY  OF THIS  CERTIFICATE  AND THE  SHARES  OF STOCK
          REPRESENTED HEREBY ARE SUBJECT TO THE TERMS AND CONDITIONS (INCLUDING,
          WITHOUT  LIMITATION,  FORFEITURE  EVENTS)  CONTAINED  IN THE  NEUROGEN
          CORPORATION 2001 STOCK OPTION PLAN AND AN AWARD AGREEMENT ENTERED INTO
          BETWEEN THE REGISTERED OWNER HEREOF AND NEUROGEN  CORPORATION.  COPIES
          OF SUCH  PLAN AND  AWARD  AGREEMENT  ARE ON FILE IN THE  OFFICE OF THE
          SECRETARY OF NEUROGEN CORPORATION,  BRANFORD, CT. NEUROGEN CORPORATION
          WILL FURNISH TO THE  RECORDHOLDER OF THE  CERTIFICATE,  WITHOUT CHARGE
          AND UPON WRITTEN REQUEST AT ITS PRINCIPAL PLACE OF BUSINESS, A COPY OF
          SUCH PLAN AND AWARD AGREEMENT. NEUROGEN CORPORATION RESERVES THE RIGHT
          TO REFUSE TO RECORD THE  TRANSFER OF THIS  CERTIFICATE  UNTIL ALL SUCH
          RESTRICTIONS  ARE SATISFIED,  ALL SUCH TERMS ARE COMPLIED WITH AND ALL
          SUCH CONDITIONS ARE SATISFIED."

          Such stock  certificate  evidencing  such  shares  shall,  in the sole discretion of the Committee,  be deposited with and held in custody by the Company until the  restrictions  thereon shall have lapsed and all of the terms and  conditions  applicable to such grant shall have been satisfied.

     7.2  Restricted Share Grants.  A grant of Restricted  Shares is an award of shares of Common  Stock  granted  to a  Participant,  subject  to such restrictions,  terms and  conditions,  if any, as the Committee  deems appropriate,  including,  without limitation,  (a) restrictions on the sale, assignment, transfer, hypothecation or other disposition of such shares,  (b) the requirement that the Participant  deposit such shares with the Company  while such shares are subject to such  restrictions, and (c) the requirement that such shares be forfeited upon termination of  employment  or  service  for any reason or for  specified  reasons within a specified period of time (including,  without limitation, the failure to achieve designated performance goals).

     7.3  Restriction  Period. In accordance with the provisions of Sections 7.1 and 7.2 of the Plan and unless  otherwise  determined by the Committee in its sole  discretion  (subject to the provisions of Section 10.2 of the Plan) at any time and from time to time,  Restricted  Shares shall only become  unrestricted  and vested in the Participant in accordance with such  vesting  schedule  and any other  applicable  restrictions, terms and conditions  relating to such Restricted  Shares,  if any, as the  Committee  may  establish in the relevant  Award  Agreement  (the
          "Restriction Period"). During the Restriction Period, such stock shall be and  remain  unvested  and a  Participant  may  not  sell,  assign, transfer, pledge, encumber or otherwise dispose of or hypothecate such stock.  Upon  satisfaction  of the  vesting  schedule  and  any  other applicable restrictions,  terms and conditions,  the Participant shall be entitled to receive the Restricted Shares or a portion thereof,  as the case may be, as provided in Section 7.4 of the Plan.

     7.4  Payment of Restricted  Share  Grants.  After the  satisfaction  and/or lapse of the  restrictions,  terms and  conditions  established by the
          Committee  in  respect  of  a  grant  of  Restricted   Shares,  a  new
          certificate,  without the legend set forth in Section 7.1 of the Plan, for the number of shares of Common  Stock which are no longer  subject
          to  such  restrictions,   terms  and  conditions  shall,  as  soon  as
          practicable thereafter, be delivered to the Participant.

     7.5  Shareholder  Rights.  A  Participant  shall have,  with respect to the shares of Common Stock underlying a grant of Restricted Shares, all of the rights of a  shareholder  of such stock (except as such rights are limited  or  restricted  under  the  Plan  or in  the  relevant  Award
          Agreement). Any stock dividends paid in respect of unvested Restricted
          Shares shall be treated as additional  Restricted  Shares and shall be subject to the same  restrictions  and other terms and conditions that apply to the unvested Restricted Shares in respect of which such stock dividends are issued.

     7.6  Maximum Grant.  During any calendar  year, no Participant  may receive grants of  Restricted  Shares  awarding  more than two  hundred  fifty thousand (250,000) shares of Common Stock under the Plan.

8.   Non-transferability.  Unless  otherwise  provided in a Participant's  Award
     Agreement,  no Stock Option or unvested Restricted Shares under the Plan or any Award Agreement, and no rights or interests herein or therein, shall or may be assigned,  transferred,  sold,  exchanged,  encumbered,  pledged, or
     otherwise   hypothecated   or   disposed  of  by  a   Participant   or  any
     beneficiary(ies) of any Participant,  except by testamentary disposition by a  Participant  or pursuant to the laws of  intestate  succession.  No such interest  shall be  subject  to  execution,  attachment  or  similar  legal process,  including,  without  limitation,  seizure  for the  payment  of a
     Participant's  debts,  judgments,  alimony,  or separate  maintenance.  Any attempt to sell, exchange,  transfer, assign, pledge, encumber or otherwise dispose of or hypothecate  in any way any such awards,  rights or interests or the levy of any execution,  attachment or similar legal process thereon, contrary  to the  terms of this  Plan,  shall be null and void and  without legal force or effect.  Unless otherwise provided in a Participant's  Award
     Agreement, Stock Options are exercisable only by the Participant during the lifetime of the Participant.

9.   Changes in Capitalization and Other Matters.

     9.1  No Corporate Action Restriction.  The existence of the Plan, any Award
          Agreement  and/or  the Stock  Options  or  Restricted  Shares  granted hereunder or thereunder shall not limit, affect or restrict in any way the  right  or  power  of the  Board  to  make  or  authorize  (a) any adjustment,  recapitalization,  reorganization  or other change in the
          Company's or any Subsidiary's  capital structure or its business,  (b)
          any merger, consolidation or change in the ownership of the Company or any Subsidiary, (c) any issue of bonds, debentures, capital, preferred or prior preference  stocks ahead of or affecting the Company's or any
          Subsidiary's  capital stock or the rights thereof, (d) any dissolution or  liquidation  of the  Company  or any  Subsidiary,  (e) any sale or transfer  of all or any  part  of the  Company's  or any  Subsidiary's assets or business,  or (f) any other  corporate  act or proceeding by the Company or any  Subsidiary.  No  Participant,  beneficiary  or any other person shall have any claim against any member of the Board, the
          Committee, the Company or any Subsidiary, or any employees,  officers, shareholders or agents of the Company or any  Subsidiary,  as a result of any such action.

     9.2  Changes in Capital  Structure.  Stock  Options and  Restricted  Shares
          granted under the Plan and under any Award Agreements  evidencing such
          Stock Options or Restricted  Shares,  the maximum  number of shares of
          Common  Stock  subject to all Stock  Options and grants of  Restricted
          Shares stated in Section 4.2, and the maximum number of shares subject to Stock Options or represented by grants of Restricted  Shares that a
          Participant   can  receive  in  any  calendar  year  pursuant  to  the
          provisions  of Section  6.6 or Section  7.6, as  applicable,  shall be subject to adjustment or substitution,  as determined by the Committee in its sole discretion,  as to the number, price or kind of a share of stock or other  consideration  subject to such Stock Options or grants of Restricted Shares or as otherwise determined by the Committee to be equitable (i) in the event of changes in the  outstanding  stock or in
          the  capital   structure   of  the  Company  by  reason  of  stock  or
          extraordinary  cash  dividends,  stock  splits,  reverse stock splits,
          recapitalizations,     reorganizations,    mergers,    consolidations,
          combinations,  exchanges,  or other relevant changes in capitalization occurring  after  the  date of  grant  of any  such  Stock  Option  or
          Restricted  Shares  or (ii) in the event of any  change in  applicable laws or any change in  circumstances  which results in or would result in any  substantial  dilution or enlargement of the rights granted to, or available for, Participants,  or which otherwise warrants equitable adjustment  because it interferes  with the intended  operation of the
          Plan,  in  either  case  where  such  adjustment  shall  substantially preserve the value,  rights and benefits of any affected Stock Options or Restricted  Shares.  The Company shall give each Participant notice of an adjustment  hereunder and, upon notice, such adjustment shall be conclusive and binding for all purposes.

     9.3  Change of Control.

          (a)  If a Change of Control occurs and outstanding Stock Options under the Plan are  converted,  assumed,  replaced or  continued by the
               Company,  a successor or an acquirer,  then, in the case and only in the  case of a  Participant  whose  employment  or  consulting relationship  with the Company and its Subsidiaries is terminated by the Company and its Subsidiaries  (or any successors  thereto)
               without Cause prior to the second  anniversary  of such Change of
               Control

               (i)  any outstanding  Stock Options then held by such Participant
                    which  are   unexercisable   or  otherwise   unvested  shall
                    automatically  be  deemed  to be  exercisable  or  otherwise vested, as the case may be, as of the date immediately prior to the date of such  termination  of employment or cessation of services and

               (ii) unless  otherwise  provided in the Award Agreement or in the
                    Participant's employment,  severance or consulting agreement in  respect of such  Participant's  Restricted  Shares,  all
                    restrictions,   terms  and  conditions   applicable  to  all
                    Restricted   Shares  then   outstanding  and  held  by  such
                    Participant  shall lapse and be deemed to be satisfied as of the date  immediately  prior to the date of such termination of emplyment or cessation of services.

          (b)  If a Change of Control  occurs and the Stock Options  outstanding under the Plan are not converted,  assumed, replaced or continued
               by the Company, a successor or an acquirer, then

               (i)  all outstanding Stock Options shall  automatically be deemed to be exercisable or otherwise vested  immediately  prior to
                    the   consummation   of  the  Change  of  Control   and  all
                    Participants  shall be  permitted  to  exercise  their Stock
                    Options   immediately   prior  to  or  concurrent  with  the
                    consummation of the Change of Control; and

               (ii) all  restrictions,   terms  and  conditions   applicable  to
                    outstanding  Restricted  Shares shall lapse and be deemed to be satisfied  immediately  prior to the  consummation of the
                    Change of Control.

          (c)  To the extent that the  implementation of the terms of (a) or (b)
               above  causes an  Incentive  Stock  Option to exceed  the  dollar limitation  set  forth in  Section  422(d)  of the  Code,  or any successor  provision  thereto,  the excess Stock Options shall be deemed to be Non-Qualified Stock Options.

          (d)  Upon  entering  into an  agreement to effect a Change of Control, referred to in Section 9.3(b),  the Committee may, subject to the consummation  of the  Change of  Control,  cause all  outstanding
               Stock Options to terminate upon the consummation of the Change of
               Control.   If  the  Committee  acts  pursuant  to  the  preceding
               sentence,  each  affected  Participant  shall  have the  right to exercise his or her outstanding  Stock Options during a period of
               time  determined  by  the  Committee  in  its  sole   discretion.
               Notwithstanding  the above,  in the event of a Change of Control, then the  Committee  may,  in its  discretion,  cancel any or all outstanding  Stock  Options and cause the  holders  thereof to be paid,  in cash or stock  (including  any stock of a successor  or acquirer),  or any combination  thereof,  the value of such Stock
               Options,  including any unvested portion thereof,  based upon the excess of the  value,  as  determined  by the  Committee  in good faith, of a share of Common Stock over the exercise price.

10.  Amendment, Suspension and Termination.

     10.1 In  General.  The  Board may  suspend  or  terminate  the Plan (or any portion  thereof)  at any time and may  amend the Plan at any time and from time to time in such respects as the Board may deem  advisable or in the best  interests  of the  Company or any  Subsidiary;  provided, however,  that without majority shareholder approval no such amendment may (i) increase the number of shares of Common  Stock  available  for
          Stock  Options or grants of  Restricted  Shares under  Section 4.2, or
          (ii)  increase the maximum  annual grant under  Section 6.6 or Section
          7.6, as  applicable.  In addition,  no such  amendment,  suspension or termination  shall  materially and adversely  affect the rights of any
          Participant   under  any  outstanding   Stock  Options  or  grants  of
          Restricted Shares, without the consent of such Participant.

     10.2 Award  Agreement  Modifications.   The  Committee  may,  in  its  sole
          discretion,  amend or  modify  at any  time and from  time to time the restrictions,  terms and conditions of any outstanding Stock Option or grant of  Restricted  Shares  in any  manner  to the  extent  that the
          Committee  under the Plan or any Award  Agreement could have initially established  the  restrictions,  terms and  conditions  of such  Stock
          Option  or  grant  of  Restricted   Shares.   No  such   amendment  or
          modification  shall,  however,  materially  and  adversely  affect the rights  of any  Participant  under any such  Stock  Option or grant of
          Restricted   Shares   without   the   consent  of  such   Participant.
          Nothwithstanding  anything to the  contrary in this Section  10.2,  no
          Stock   Option   may  be   repriced,   replaced,   regranted   through
          cancellation,  or modified  without  shareholder  approval  (except in connection with Section 9.2 herein, a change in the capital  structure of the Company),  if the effect would be to reduce the exercise  price for the shares underlying such Stock Option.

11.  Termination of Employment or Services.

     11.1 In General.  Except as is otherwise provided (a) in the relevant Award
          Agreement as determined by the Committee (in its sole  discretion)  or
          (b) in  the  Participant's  then-effective  employment,  severance  or consulting agreement, if any, the following terms and conditions shall apply  as  appropriate  and as not  inconsistent  with the  terms  and conditions,  if any,  contained  in such Award  Agreement  and/or such employment or consulting agreement.

     11.2 Stock  Options.  Except as otherwise  provided in the  relevant  Award
          Agreement or in a  Participant's  employment,  severance or consulting agreement  in  respect  of such  Stock  Options,  and  subject  to any determination  of the Committee  pursuant to the provisions of Section
          6.7 of the Plan, if a Participant's  employment with or performance of services  for the  Company  and its  Subsidiaries  terminates  for any reason,  then  (i)  any  then-unexercisable  Stock  Options  shall  be forfeited by the  Participant  and  canceled by the Company,  and (ii)
          such  Participant's  rights, if any, to exercise any  then-exercisable
          Stock Options,  if any, shall terminate six (6) months after the later of the date of such termination or the last day on which services were performed  (but not beyond the stated term of any such Stock Option as determined under Section 6.4 of the Plan; provided,  however,  that if such  termination or cessation of service is due to death,  Disability or Retirement,  the exercise period for any  exercisable  Stock Option shall  in no case be less  than one (1)  year  after  the date of such termination or cessation of service (but not beyond the stated term of any such Stock Option as  determined  under  Section 6.4 of the Plan).
          Notwithstanding the above, the Committee, in its sole discretion,  may determine that any such Participant's Stock Options may, to the extent exercisable  immediately  prior to any  termination  of  employment or cessation of services,  remain exercisable for an additional period of time after any period set forth  above  expires  (subject to any other applicable  terms and  provisions  of the Plan and the relevant  Award
          Agreement), but not beyond the stated term of any such Stock Option.

     11.3 Restricted Shares. Subject to the provisions of Section 9.3 herein, if a  Participant's  employment  with or  performance of services for the
          Company and its Subsidiaries terminates for any reason (other than due to death,  Disability or Retirement) prior to the satisfaction  and/or lapse of the restrictions,  terms and conditions applicable to a grant of Restricted  Shares,  such  Restricted  Shares shall  immediately be canceled and the Participant (or such Participant's estate, designated beneficiary or other legal  representative,  as the case may be and as determined by the Committee)  shall forfeit any rights or interests in and  with  respect  to any  such  Restricted  Shares.  Notwithstanding anything to the contrary in this Section 11.3, the  Committee,  in its sole  discretion,  may  determine  that all or a  portion  of any such
          Participant's   Restricted   Shares  shall  not  be  so  canceled  and
          forfeited. If the Participant's  employment or performance of services terminates  due to death,  Disability or Retirement,  the  Participant
          (and such Participant's estate,  designated beneficiary or other legal representative, as the case may be and as determined by the Committee)
          shall  become  one  hundred   percent   (100%)   vested  in  any  such
          Participant's   Restricted   Shares   as  of  the  date  of  any  such
          termination.

     11.4 Leaves of  Absence/Transfers.  The  Committee  shall have the power to promulgate rules and regulations and to make determinations  under the
          Plan, as it deems appropriate, in respect of any leave of absence from the  Company  or any  Subsidiary  granted  to a  Participant.  Without limiting the generality of the foregoing,  the Committee may determine whether  any  such  leave  of  absence  shall  be  treated  as if  the
          Participant has been terminated by the Company or any such Subsidiary.
          If a  Participant  transfers  within  the  Company,  or to or from any
          Subsidiary,  such  Participant  shall  not  be  deemed  to  have  been terminated as a result of such transfers.

12.  Miscellaneous.

     12.1 Tax  Withholding.  The Company shall have the right to deduct from any payment or settlement under the Plan,  including,  without limitation, the  exercise  of any Stock  Option or the  vesting of any  Restricted
          Shares, any federal,  state, local, foreign or other taxes of any kind which the Committee,  in its sole  discretion,  deems  necessary to be withheld to comply with the Code and/or any other applicable law, rule or  regulation.  In  addition,  the  Company  shall  have the right to require payment from a Participant to cover any applicable withholding or other employment taxes due upon any payment or settlement under the
          Plan.

     12.2 No Right to Employment. Neither the adoption of the Plan, the granting of any Stock Option or  Restricted  Shares,  nor the  execution of any
          Award  Agreement,  shall confer upon any employee or consultant of the
          Company  or any  Subsidiary  any  right  to  continued  employment  or consulting  relationship  with the Company or any  Subsidiary,  as the case may be, nor shall it interfere in any way with the right, if any, of the  Company or any  Subsidiary  to  terminate  the  employment  or consulting  relationship of any employee or consultant at any time for
          any  reason,   even  if  such  termination   adversely   affects  such
          Participant's Stock Options or grants of Restricted Shares.

     12.3 Listing,  Registration and Other Legal  Compliance.  No Stock Options,
          Restricted  Shares or shares of the Common  Stock shall be required to be issued or  granted  under  the Plan or any Award  Agreement  unless legal counsel for the Company shall be satisfied that such issuance or grant will be in compliance  with all applicable  securities  laws and
          regulations  and  any  other  applicable  laws  or  regulations.   The
          Committee  may  require,  as a  condition  of  any  payment  or  share issuance,  that  certain  agreements,  undertakings,  representations, certificates,  and/or information, as the Committee may deem necessary or  advisable,  be  executed  or  provided  to the  Company  to assure compliance with all such applicable laws or regulations.  Certificates for  shares  of  Common  Stock  delivered  under  the  Plan  may  bear appropriate legends and may be subject to such  stock-transfer  orders and such other  restrictions as the Committee may deem advisable under the rules,  regulations,  or other  requirements of the Securities and
          Exchange Commission, any stock exchange upon which the Common Stock is listed,  and any applicable  securities  law. In addition,  if, at any time specified herein (or in any Award Agreement or otherwise) for (a)
          the granting of any Stock Option or Restricted Shares or the making of any  determination,  (b) the issuance or other  distribution of Common
          Stock, or (c) the payment of amounts to or through a Participant  with respect to any Stock Option or grant of  Restricted  Shares,  any law, rule, regulation or other requirement of any governmental authority or agency  shall  require  either  the  Company,  any  Subsidiary  or any
          Participant  (or any  estate,  designated  beneficiary  or other legal representative thereof) to take any action in connection with any such determination,  any such shares to be issued or distributed,  any such payment, or the making of any such determination,  as the case may be, shall be deferred until such required action is taken.

     12.4 Award Agreements.  Each Participant  receiving a Stock Option or grant of  Restricted  Shares  under  the  Plan  shall  enter  into an  Award
          Agreement with the Company in a form specified by the Committee.  Each such Participant shall agree to the restrictions, terms and conditions of the award set forth therein and in the Plan.

     12.5 Designation of Beneficiary. Each Participant to whom a Stock Option or
          Restricted  Share  has been  granted  under the Plan may  designate  a beneficiary  or  beneficiaries  to  exercise  any  Stock  Option or to receive any payment which under the terms of the Plan and the relevant
          Award  Agreement  may  become  exercisable  or payable on or after the
          Participant's  death.  At any time,  and from  time to time,  any such designation may be changed or cancelled by the Participant without the consent  of any such  beneficiary.  Any such  designation,  change  or cancellation  must  be on a form  provided  for  that  purpose  by the
          Committee and shall not be effective  until received by the Committee.
          If no beneficiary has been designated by a deceased Participant, or if the designated  beneficiaries  have predeceased the  Participant,  the beneficiary  shall be the  Participant's  estate.  If the  Participant designates more than one  beneficiary,  any payments under the Plan to
          such   beneficiaries   shall  be  made  in  equal  shares  unless  the
          Participant  has  expressly  designated  otherwise,  in which case the payments shall be made in the shares designated by the Participant.

     12.6 Governing  Law.  The Plan and all actions  taken  thereunder  shall be governed by and construed in accordance  with the laws of the State of
          Delaware,  without  reference  to the  principles  of conflict of laws thereof.  Any titles and headings  herein are for  reference  purposes only,  and shall in no way  limit,  define  or  otherwise  affect  the meaning, construction or interpretation of any provisions of the Plan.

     12.7 Effective  Date.  The Plan  shall be  effective  as of the date of its approval  by the  Board,  subject to the  approval  of the Plan by the
          Company's  shareholders  in accordance with Sections 162(m) and 422 of the Code and the regulations promulgated thereunder.  If such approval is not obtained, this Plan and any awards granted under the Plan shall be null and void and of no force and effect.

                                                                   Exhibit 10.30

                        INCENTIVE STOCK OPTION AGREEMENT

                                 pursuant to the

                    AMENDED AND RESTATED NEUROGEN CORPORATION
                             2001 STOCK OPTION PLAN
             (as amended and restated effective September 4, 2001)

                                    * * * * *

Optionee:

Grant Date:

Per Share Exercise Price:

Number of Option Shares subject to this Option:

                                    * * * * *

     THIS INCENTIVE STOCK OPTION AGREEMENT (this  "Agreement"),  dated as of the
Grant Date specified above, is entered into by and between Neurogen Corporation, a Delaware  corporation  (the  "Company"),  and the  Optionee  specified  above, pursuant to the Amended and  Restated  Neurogen  Corporation  2001 Stock  Option
Plan, as in effect and as amended from time to time (the "Plan"); and

     WHEREAS, it has been determined under the Plan that it would be in the best interests of the Company to grant the incentive stock option provided for herein to the Optionee;

     NOW,  THEREFORE,  in  consideration  of the mutual  covenants  and premises hereinafter set forth and for other good and valuable consideration, the parties hereto hereby mutually covenant and agree as follows:

1.   Incorporation  By  Reference;  Plan  Document  Receipt.  This  Agreement is
     subject in all respects to the terms and provisions of the Plan (including, without  limitation,  any amendments  thereto  adopted at any time and from time to time unless such amendments are expressly  intended not to apply to the grant of the option  hereunder),  all of which terms and provisions are made a part of and  incorporated  in this  Agreement  as if they  were each expressly  set forth  herein.  Any  capitalized  term not  defined  in this
     Agreement  shall have the same  meaning as is  ascribed  thereto  under the
     Plan. The Optionee hereby  acknowledges  receipt of a true copy of the Plan and that the Optionee has read the Plan carefully and fully understands its content.  In the event of any conflict  between the terms of this Agreement and the terms of the Plan, the terms of the Plan shall control.

2.   Grant of Option. The Company hereby grants to the Optionee, as of the Grant
     Date specified  above, an incentive stock option (this "Option") to acquire from the  Company  at the Per  Share  Exercise  Price  specified  above the aggregate number of shares of the Common Stock specified above (the "Option
     Shares").  This  Option is to be treated as (and is intended to qualify as)
     an incentive stock option within the meaning of Section 422 of the Code.

3.   No Dividend  Equivalents.  The Optionee  shall not be entitled to receive a cash payment in respect of the Option Shares  underlying this Option on any dividend payment date for the Common Stock.

4.   Exercise of this Option.

     4.1  Unless  otherwise  provided  in this  Section 4 or  determined  by the
          Committee, this Option shall become exercisable in accordance with and to the extent  provided by the terms and  provisions of Section 6.7 of the Plan.

     4.2  Unless earlier  terminated in accordance with the terms and provisions of the Plan and/or this Agreement,  this Option shall expire and shall no longer be  exercisable  after the  expiration of ten years from the
          Grant Date (the "Option Period").

     4.3  In no event shall this Option be exercisable for a fractional share of
          Common Stock.

5.   Method of Exercise  and  Payment.  This Option  shall be  exercised  by the
     Optionee by delivering  to the  Secretary of the Company or his  designated agent on any business day (the "Exercise  Date") a written notice,  in such manner and form as may be required by the Committee,  specifying the number of the Option  Shares the Optionee  then desires to acquire (the  "Exercise
     Notice").  The  Exercise  Notice  shall be  accompanied  by  payment of the aggregate Per Share  Exercise Price for such number of the Option Shares to be acquired  upon such  exercise.  Such payment shall be made in the manner set forth in Section 6.5 of the Plan.

6.   Termination.

     6.1  If the  Optionee's  employment  with  the  Company  and/or  one of its
          Subsidiaries terminates for any reason, any then-unexercisable portion of this Option shall be forfeited by the Optionee and cancelled by the
          Company.

     6.2  Unless  otherwise  provided  in  this  Section  6,  if the  Optionee's employment with the Company and/or its Subsidiaries terminates for any reason  other  than  due to the  Optionee's  death or  disability  (as defined and determined by the Company), the Optionee's rights, if any, to  exercise  any  then-exercisable  portion  of  this  Option,  shall terminate six (6) months after the date of such  termination,  but not beyond the expiration of the Option Period, and thereafter such Option shall be forfeited by the Optionee and cancelled by the Company.

     6.3  Unless  otherwise  provided  in  this  Section  6,  if the  Optionee's termination of employment with the Company and/or its  Subsidiaries is due to the  Optionee's  death  or  disability,  the  Optionee  (or the
          Optionee's   estate,    designated    beneficiary   or   other   legal
          representative, as the case may be and as determined by the Committee)
          shall have the right, to the extent  exercisable  immediately prior to any such  termination,  to exercise this Option at any time within the one (1)  year  period  following  such  termination  due to  death  or disability,  but not beyond the expiration of the Option  Period,  and thereafter  such  Option  shall  be  forfeited  by  the  Optionee  and cancelled by the Company.

     6.4  The Board or the Committee, in its sole discretion, may determine that all  or  any  portion  of  this  Option,  to  the  extent  exercisable immediately prior to the Optionee's termination of employment with the
          Company and/or its Subsidiaries for any reason, may remain exercisable for an  additional  specified  time period after the period  specified above in this Section 6 expires (subject to any other applicable terms and  provisions  of the Plan and this  Agreement),  but not beyond the expiration of the Option Period.

     6.5  If the Optionee's  employer  ceases to be a Subsidiary of the Company, that event shall be deemed to constitute a  termination  of employment under Section 6.2 above.

7.   Non-transferability.  This  Option,  and any rights or  interests  therein, shall not be sold, exchanged,  transferred,  assigned or otherwise disposed of in any way at any time by the Optionee (or any  beneficiary(ies)  of the
     Optionee),  other than by  testamentary  disposition by the Optionee or the laws of  descent  and  distribution.  This  Option  shall  not be  pledged, encumbered or otherwise hypothecated in any way at any time by the Optionee
     (or any  beneficiary(ies)  of the  Optionee)  and shall not be  subject  to execution,  attachment  or  similar  legal  process.  Any  attempt to sell, exchange,  pledge,  transfer,  assign,  encumber or otherwise dispose of or hypothecate  this  Option,  or the  levy of any  execution,  attachment  or similar  legal  process  upon this  Option,  contrary  to the terms of this
     Agreement and/or the Plan shall be null and void and without legal force or effect.  This Option shall be exercisable  during the  Optionee's  lifetime only by the Optionee.

8.   Entire Agreement;  Amendment.  This Agreement contains the entire agreement between the parties  hereto with  respect to the subject  matter  contained herein,  and  supersedes  all  prior  agreements  or prior  understandings, whether  written or oral,  between  the parties  relating  to such  subject matter.  The  Board or the  Committee  shall  have the  right,  in its sole discretion,  to  modify  or  amend  this  Agreement  from  time  to time in accordance  with and as provided in the Plan;  provided,  however,  that no such modification or amendment shall materially adversely affect the rights of the Optionee under this Option without the consent of the Optionee.  The
     Company shall give written notice to the Optionee of any such  modification or amendment of this  Agreement as soon as  practicable  after the adoption thereof. This Agreement may also be modified or amended by a writing signed by both the Company and the Optionee.

9.   Notices.  Any  Exercise  Notice or other  notice  which may be  required or permitted under this Agreement shall be in writing,  and shall be delivered in person or via  facsimile  transmission,  overnight  courier  service  or
     certified  mail,  return  receipt  requested,   postage  prepaid,  properly
     addressed as follows:

     9.1  If such notice is to the Company, to the attention of the Secretary of
          Neurogen  Corporation,  Branford,  CT, or at such other address as the
          Company,  by notice to the Optionee,  shall  designate in writing from time to time.

     9.2  If such notice is to the  Optionee,  at his or her address as shown on the Company's  records,  or at such other address as the Optionee,  by notice to the Company, shall designate in writing from time to time.

10.  Governing  Law.  This  Agreement  shall be  governed  by and  construed  in accordance with the laws of the State of Delaware, without reference to the principles of conflict of laws thereof.

11.  Compliance  with Laws.  The issuance of this Option (and the Option  Shares upon exercise of this Option)  pursuant to this Agreement  shall be subject to, and shall comply with, any applicable  requirements  of any federal and
     state   securities  laws,   rules  and  regulations   (including,   without
     limitation,  the provisions of the Securities Act of 1933, the Exchange Act and the respective  rules and regulations  promulgated  thereunder) and any other  law or  regulation  applicable  thereto.  The  Company  shall not be obligated to issue this Option or any of the Option Shares pursuant to this
     Agreement if any such issuance would violate any such requirements.

12.  Binding  Agreement;  Assignment.  This Agreement shall inure to the benefit of, be binding upon,  and be  enforceable by the Company and its successors and  assigns.  The  Optionee  shall not assign  any part of this  Agreement without the prior express written consent of the Company.

13.  Counterparts.  This Agreement may be executed in one or more  counterparts, each of which  shall be deemed to be an  original,  but all of which  shall constitute one and the same instrument.

14.  Headings. The titles and headings of the various sections of this Agreement have been  inserted  for  convenience  of  reference  only and shall not be deemed to be a part of this Agreement.

15.  Further Assurances.  Each party hereto shall do and perform (or shall cause to be done and  performed)  all such  further  acts and shall  execute  and deliver all such other agreements, certificates,  instruments and documents as any party hereto reasonably may request in order to carry out the intent and  accomplish  the  purposes  of  this  Agreement  and the  Plan  and the consummation of the transactions contemplated hereunder and thereunder.

16.  Severability.  The invalidity or unenforceability of any provisions of this
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
of the Grant Date specified above.

                                           NEUROGEN CORPORATION

                                            By:_________________________________

                                          Name:_________________________________

                                         Title:_________________________________

                                           -------------------------------------
                                           [Optionee]

                                                                   Exhibit 10.31
                      NON-QUALIFIED STOCK OPTION AGREEMENT

                                 pursuant to the

                              AMENDED AND RESTATED
                              NEUROGEN CORPORATION
                             2001 STOCK OPTION PLAN
             (as amended and restated effective September 4, 2001)

                                    * * * * *

Optionee:

Grant Date:

Per Share Exercise Price:

Number of Option Shares subject to this Option:

                                    * * * * *

     THIS NON-QUALIFIED STOCK OPTION AGREEMENT (this  "Agreement"),  dated as of the  Grant  Date  specified  above,  is  entered  into by and  between  Neurogen
Corporation,  a Delaware corporation (the "Company"), and the Optionee specified above,  pursuant to the Amended and  Restated  Neurogen  Corporation  2001 Stock
Option Plan, as in effect and as amended from time to time (the "Plan"); and

     WHEREAS, it has been determined under the Plan that it would be in the best interests of the Company to grant the  non-qualified  stock option  provided for herein to the Optionee;

     NOW,  THEREFORE,  in  consideration  of the mutual  covenants  and premises hereinafter set forth and for other good and valuable consideration, the parties hereto hereby mutually covenant and agree as follows:

1.   Incorporation  By  Reference;  Plan  Document  Receipt.  This  Agreement is
     subject in all respects to the terms and provisions of the Plan (including, without  limitation,  any amendments  thereto  adopted at any time and from time to time unless such amendments are expressly  intended not to apply to the grant of the option  hereunder),  all of which terms and provisions are made a part of and  incorporated  in this  Agreement  as if they  were each expressly  set forth  herein.  Any  capitalized  term not  defined  in this
     Agreement  shall have the same  meaning as is  ascribed  thereto  under the
     Plan. The Optionee hereby  acknowledges  receipt of a true copy of the Plan and that the Optionee has read the Plan carefully and fully understands its content.  In the event of any conflict  between the terms of this Agreement and the terms of the Plan, the terms of the Plan shall control.

2.   Grant of Option. The Company hereby grants to the Optionee, as of the Grant
     Date  specified  above,  a  non-qualified  stock option (this  "Option") to acquire from the Company at the Per Share  Exercise Price  specified  above the  aggregate  number of shares of the Common Stock  specified  above (the
     "Option Shares").  This Option is not to be treated as (and is not intended to qualify as) an incentive  stock option within the meaning of Section 422 of the Code.

3.   No Dividend  Equivalents.  The Optionee  shall not be entitled to receive a cash payment in respect of the Option Shares  underlying this Option on any dividend payment date for the Common Stock.

4.   Exercise of this Option.

     4.1  Unless  otherwise  provided  in this  Section 4 or  determined  by the
          Committee, this Option shall become exercisable in accordance with and to the extent  provided by the terms and  provisions of Section 6.7 of the Plan.

     4.2  Unless earlier  terminated in accordance with the terms and provisions of the Plan and/or this Agreement,  this Option shall expire and shall no longer be  exercisable  after the  expiration of ten years from the
          Grant Date (the "Option Period").

     4.3  In no event shall this Option be exercisable for a fractional share of
          Common Stock.

5.   Method of Exercise  and  Payment.  This Option  shall be  exercised  by the
     Optionee by delivering  to the  Secretary of the Company or his  designated agent on any business day (the "Exercise  Date") a written notice,  in such manner and form as may be required by the Committee,  specifying the number of the Option  Shares the Optionee  then desires to acquire (the  "Exercise
     Notice").  The  Exercise  Notice  shall be  accompanied  by  payment of the aggregate Per Share  Exercise Price for such number of the Option Shares to be acquired  upon such  exercise.  Such payment shall be made in the manner set forth in Section 6.5 of the Plan.

6.   Termination.

     6.1  If the  Optionee's  employment  with  the  Company  and/or  one of its
          Subsidiaries terminates for any reason, any then-unexercisable portion of this Option shall be forfeited by the Optionee and cancelled by the
          Company.

     6.2  Unless  otherwise  provided  in  this  Section  6,  if the  Optionee's employment with the Company and/or its Subsidiaries terminates for any reason  other  than  due to the  Optionee's  death or  disability  (as defined and determined by the Company), the Optionee's rights, if any, to  exercise  any  then-exercisable  portion  of  this  Option,  shall terminate six (6) months after the date of such  termination,  but not beyond the expiration of the Option Period, and thereafter such Option shall be forfeited by the Optionee and cancelled by the Company.

     6.3  Unless  otherwise  provided  in  this  Section  6,  if the  Optionee's termination of employment with the Company and/or its  Subsidiaries is due to the  Optionee's  death  or  disability,  the  Optionee  (or the
          Optionee's   estate,    designated    beneficiary   or   other   legal
          representative, as the case may be and as determined by the Committee)
          shall have the right, to the extent  exercisable  immediately prior to any such  termination,  to exercise this Option at any time within the one (1)  year  period  following  such  termination  due to  death  or disability,  but not beyond the expiration of the Option  Period,  and thereafter  such  Option  shall  be  forfeited  by  the  Optionee  and cancelled by the Company.

     6.4  The Board or the Committee, in its sole discretion, may determine that all  or  any  portion  of  this  Option,  to  the  extent  exercisable immediately prior to the Optionee's termination of employment with the
          Company and/or its Subsidiaries for any reason, may remain exercisable for an  additional  specified  time period after the period  specified above in this Section 6 expires (subject to any other applicable terms and  provisions  of the Plan and this  Agreement),  but not beyond the expiration of the Option Period.

     6.5  If the Optionee's  employer  ceases to be a Subsidiary of the Company, that event shall be deemed to constitute a  termination  of employment under Section 6.2 above.

7.   Non-transferability.  This  Option,  and any rights or  interests  therein, shall not be sold, exchanged,  transferred,  assigned or otherwise disposed of in any way at any time by the Optionee (or any  beneficiary(ies)  of the
     Optionee),  other than by  testamentary  disposition by the Optionee or the laws of  descent  and  distribution.  This  Option  shall  not be  pledged, encumbered or otherwise hypothecated in any way at any time by the Optionee
     (or any  beneficiary(ies)  of the  Optionee)  and shall not be  subject  to execution,  attachment  or  similar  legal  process.  Any  attempt to sell, exchange,  pledge,  transfer,  assign,  encumber or otherwise dispose of or hypothecate  this  Option,  or the  levy of any  execution,  attachment  or similar  legal  process  upon this  Option,  contrary  to the terms of this
     Agreement and/or the Plan shall be null and void and without legal force or effect.  This Option shall be exercisable  during the  Optionee's  lifetime only by the Optionee.

8.   Entire Agreement;  Amendment.  This Agreement contains the entire agreement between the parties  hereto with  respect to the subject  matter  contained herein,  and  supersedes  all  prior  agreements  or prior  understandings, whether  written or oral,  between  the parties  relating  to such  subject matter.  The  Board or the  Committee  shall  have the  right,  in its sole discretion,  to  modify  or  amend  this  Agreement  from  time  to time in accordance  with and as provided in the Plan;  provided,  however,  that no such modification or amendment shall materially adversely affect the rights of the Optionee under this Option without the consent of the Optionee.  The
     Company shall give written notice to the Optionee of any such  modification or amendment of this  Agreement as soon as  practicable  after the adoption thereof. This Agreement may also be modified or amended by a writing signed by both the Company and the Optionee.

9.   Notices.  Any  Exercise  Notice or other  notice  which may be  required or permitted under this Agreement shall be in writing,  and shall be delivered in person or via  facsimile  transmission,  overnight  courier  service  or
     certified  mail,  return  receipt  requested,   postage  prepaid,  properly
     addressed as follows:

     9.1  If such notice is to the Company, to the attention of the Secretary of
          Neurogen  Corporation,  Branford,  CT, or at such other address as the
          Company,  by notice to the Optionee,  shall  designate in writing from time to time.

     9.2  If such notice is to the  Optionee,  at his or her address as shown on the Company's  records,  or at such other address as the Optionee,  by notice to the Company, shall designate in writing from time to time.

10.  Governing  Law.  This  Agreement  shall be  governed  by and  construed  in accordance with the laws of the State of Delaware, without reference to the principles of conflict of laws thereof.

11.  Compliance  with Laws.  The issuance of this Option (and the Option  Shares upon exercise of this Option)  pursuant to this Agreement  shall be subject to, and shall comply with, any applicable  requirements  of any federal and
     state   securities  laws,   rules  and  regulations   (including,   without
     limitation,  the provisions of the Securities Act of 1933, the Exchange Act and the respective  rules and regulations  promulgated  thereunder) and any other  law or  regulation  applicable  thereto.  The  Company  shall not be obligated to issue this Option or any of the Option Shares pursuant to this
     Agreement if any such issuance would violate any such requirements.

12.  Binding  Agreement;  Assignment.  This Agreement shall inure to the benefit of, be binding upon,  and be  enforceable by the Company and its successors and  assigns.  The  Optionee  shall not assign  any part of this  Agreement without the prior express written consent of the Company.

13.  Counterparts.  This Agreement may be executed in one or more  counterparts, each of which  shall be deemed to be an  original,  but all of which  shall constitute one and the same instrument.

14.  Headings. The titles and headings of the various sections of this Agreement have been  inserted  for  convenience  of  reference  only and shall not be deemed to be a part of this Agreement.

15.  Further Assurances.  Each party hereto shall do and perform (or shall cause to be done and  performed)  all such  further  acts and shall  execute  and deliver all such other agreements, certificates,  instruments and documents as any party hereto reasonably may request in order to carry out the intent and  accomplish  the  purposes  of  this  Agreement  and the  Plan  and the consummation of the transactions contemplated hereunder and thereunder.

16.  Severability.  The invalidity or unenforceability of any provisions of this
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
of the Grant Date specified above.

                                            NEUROGEN CORPORATION

                                           By:__________________________________

                                           Name:________________________________

                                           Title:_______________________________

                                            ------------------------------------
                                            [Optionee]

                                                                   Exhibit 10.32

                  NEUROGEN SPECIAL COMMITTEE STOCK OPTION PLAN

                      NON-QUALIFIED STOCK OPTION AGREEMENT

                                    * * * * *

Optionee:

Grant Date:                 September 25, 2000

Per Share Exercise Price:              $33.375

Number of Option Shares subject to this Option:

                                    * * * * *

     THIS NON-QUALIFIED STOCK OPTION AGREEMENT (this  "Agreement"),  dated as of the  Grant  Date  specified  above,  is  entered  into by and  between  Neurogen
Corporation,  a Delaware corporation (the "Company"), and the Optionee specified above; and

     WHEREAS,  it has been  determined that it would be in the best interests of the Company to grant the  non-qualified  stock option provided for herein to the
Optionee;

     NOW,  THEREFORE,  in  consideration  of the mutual  covenants  and premises hereinafter set forth and for other good and valuable consideration, the parties hereto hereby mutually covenant and agree as follows:

1.   Grant of Option. The Company hereby grants to the Optionee, as of the Grant
     Date  specified  above,  a  non-qualified  stock option (this  "Option") to acquire from the Company at the Per Share  Exercise Price  specified  above the  aggregate  number of shares of the Common Stock  specified  above (the
     "Option Shares").  This Option is not to be treated as (and is not intended to qualify as) an incentive  stock option within the meaning of Section 422 of the Code.

2.   Definitions. For purposes of this Agreement, the following terms shall have the meanings set forth below:

     2.1  "Board"  means the Board of Directors of the Company,  as  constituted from time to time.

     2.2  "Change of Control" means

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

     2.3  "Code"  means the Internal  Revenue Code of 1986,  as in effect and as amended from time to time, or any successor statute thereto,  together with any rules, regulations and interpretations promulgated thereunder or with respect thereto.

     2.4  "Common Stock" means the Common Stock,  par value $.025 per share,  of the Company or any  security  of the Company  issued by the Company in substitution  or  exchange  therefor.  In the event of a change in the
          Common  Stock  of the  Company  that is  limited  to a  change  in the designation  thereof to "Capital Stock" or other similar  designation, or to a change in the par value  thereof,  or from par value to no par value,  without  increase or decrease in the number of issued  shares, the shares  resulting  from any such change  shall be deemed to be the
          Common Stock for  purposes of this  Option.  Common Stock which may be issued under this Option may be either  authorized and unissued shares or issued  shares  which have been  reacquired  by the Company (in the open market or in private transactions).

     2.5  "  Exchange  Act" means the  Securities  Exchange  Act of 1934,  as in effect  and as amended  from time to time,  or any  successor  statute thereto,  together  with any rules,  regulations  and  interpretations promulgated thereunder or with respect thereto.

     2.6  "Fair Market  Value" means on, or with respect to, any given  date(s), the  closing  price for the Common  Stock,  as  reported on the NASDAQ
          National  Market  System for such  date(s) or, if the Common Stock was not traded on such date(s), on the next preceding day or days on which the Common  Stock was traded.  If at any time the Common  Stock is not traded on the NASDAQ National Market System,  the Fair Market Value of
          a share of the Common Stock shall be  determined  in good faith by the
          Board.

     2.7  " SEC" means the Securities and Exchange Commission,  or any successor governmental agency.

     2.8  "SEC Rule 16b-3"  means Rule 16b-3,  as  promulgated  by the SEC under
          Section 16(b) of the Exchange Act, or any successor rule or regulation thereto, as such Rule is amended or applied from time to time.

     2.9  "Subsidiary(ies)" means any corporation (other than the Company) in an unbroken  chain of  corporations,  including  and  beginning  with the
          Company, if each of such corporations, other than the last corporation in the unbroken chain, owns,  directly or indirectly,  more than fifty percent (50%) of the voting stock in one of the other  corporations in such chain.

     2.10 "Termination" means a termination of the Optionee's  membership on the
          Board.

3.   Exercise and Construction of this Option.

     3.1  One-twelfth (1/12) of this Option shall become exercisable on the last day of each  month,  beginning  the last day of the month in which the
          Grant Date occurred.

     3.2  Unless earlier  terminated in accordance with the terms and provisions of this  Agreement,  this Option  shall  expire and shall no longer be exercisable after the expiration of ten years from the Grant Date (the
          "Option Period").

     3.3  The Board shall have the power to interpret and construe the terms and provisions  of, and to  determine  questions  that arise  under,  this
          Option and/or this Agreement. Any determination, decision or action of the  Board in  connection  with the  construction,  interpretation  or implementation  of this Option and/or this  Agreement  shall be final, binding and  conclusive  upon the Optionee  and upon any  person(s) or entity(ies) claiming under or through the Optionee.

4.   Method of Exercise and Form of Payment.

     4.1  Upon  becoming  exercisable  in  accordance  with  Section  3 of  this
          Agreement,  this  Option may be  exercised  in whole or in part at any time and from time to time during the Option Period by giving  written notice of exercise to the Secretary of the Company or the  Secretary's designee,  specifying  the number of Option Shares in respect of which the Option is being  exercised.  Such notice shall be  accompanied  by payment in full of the aggregate  option exercise price for the Option
          Shares to be  acquired.  The date both such  notice  and  payment  are received by the office of the  Secretary  of the Company  shall be the date of exercise of the Option as to such number of Option Shares.  No
          Option may be exercised at any time in respect of a fractional share.

     4.2  Payment of the aggregate  option  exercise  price may be in cash or by certified,  cashier's or personal  check.  Payment may also be made in whole or in part by the  transfer  to the  Company of shares of Common
          Stock already owned by the Optionee for at least six months and having a Fair Market  Value equal to all or a portion of the option  exercise price at the end of such exercise.

     4.3  The  right of the  Optionee  (or any  person  or  entity  receiving  a transfer of this Option  directly  from the  Optionee as  permitted in
          Section 11 of this  Agreement) to exercise  this Option shall,  during the lifetime the Optionee (or  transferee) be exercisable  only by the
          Optionee (or  transferee)  and shall not be assignable by the Optionee
          (or  transferee)  other  than  by  will or the  laws  of  descent  and distribution or by the Optionee pursuant to Section 11.

     4.4  The  Company  shall  not be  required  to  issue  any  certificate  or certificates  for Option Shares upon the exercise of this Option or to record  as a  holder  of  record  of  Option  Shares  the  name of the individual  exercising this Option,  without obtaining to the complete satisfaction  of the Board the approval of all regulatory  bodies,  if any,  deemed  necessary  by the Board and  without  complying,  to the
          Board's complete  satisfaction,  with all rules and regulations  under federal, state, or local law deemed applicable by the Board.

5.   Taxes.  All taxes, if any,  payable in respect of this Option or the shares subject to this  Option  shall be the sole  responsibility  of and shall be paid by the Optionee.

6.   Changes in Capitalization and Other Matters.

     6.1  No Corporate Action Restriction. The existence of this Agreement shall not  limit,  affect or  restrict  in any way the right or power of the
          Board or the shareholders of the Company to make or authorize

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

               The Optionee,  any  beneficiary(ies) of the Optionee or any other person shall not have any claim against any member of the Board or any committee  thereof,  the Company or any  Subsidiary or any  employees, officers  or agents of the Company or any  Subsidiary,  as a result of any such action.

     6.2  Recapitalization   Adjustments.   In  the  event  of  any   change  in
          capitalization   affecting  the  Common  Stock,   including,   without
          limitation,  a stock  dividend  or other  distribution,  stock  split,
          reverse   stock  split,   recapitalization,   consolidation,   merger,
          subdivision, split-up, spin-off, split-off, combination or exchange of shares or other form of  reorganization  or  recapitalization,  or any other  change  affecting  the  Common  Stock  (any of  these  being an
          "Adjustment  Event"),  the Board may make such  adjustment as it deems appropriate to reflect such change, including, without limitation, the number  and  class  of  Option  Shares  (or  number  and kind of other securities  or property)  subject to this Option and the per share (or other security or property)  exercise price specified for this Option.
          In  addition,  upon an  Adjustment  Event,  the Board may cancel  this
          Option in exchange for a payment equal to the product of

          (a)  the excess of

               (i)  the  Fair  Market  Value  of a  share  at  the  time  of the
                    Adjustment Event, over

               (ii) the per share exercise price of this Option, and

          (b)  the number of Option Shares subject to this Option.

7.   No Right to Continue as Director.  Neither the execution of this  Agreement nor any other action taken pursuant to this Agreement  shall  constitute or be evidence of any agreement or understanding, express or implied, that the
     Optionee  has a right to  continue  as a director  of the  Company  for any period of time or at any particular rate of remuneration.

8.   Listing,  Registration and Other Legal Compliance. No Common Stock shall be issued  under this Option  unless  legal  counsel for the Company  shall be satisfied  that such  issuance will be in  compliance  with all  applicable federal and state  securities laws and regulations and any other applicable laws or regulations. The Company may require, as a condition of any payment or share issuance, that certain agreements, undertakings,  representations, certificates  and/or  information,  as the  Company may deem  necessary  or advisable,  in its sole discretion,  be executed or provided to the Company to  assure  compliance  with  all  such  applicable  laws  or  regulations.
     Certificates  for any Common Stock  delivered  under this  Agreement may be subject to such  stock-transfer  orders and such other  restrictions as the
     Company  may  deem  advisable   under  the  rules,   regulations  or  other
     requirements of the SEC, any stock exchange upon or trading system in which the Common  Stock is then  listed or traded and any  applicable  federal or state securities law. In addition, if, at any time specified herein for

     (a)  the issuance or other distribution of any Common Stock or

     (b)  the payment of amounts to the Optionee,

     any  law,  rule,  regulation  or  other  requirement  of  any  governmental authority or agency shall require either the Company, any Subsidiary or the
     Optionee   (or  any   estate,   designated   beneficiary   or  other  legal
     representative  thereof, as the case may be and as determined by the Board)
     to take any  action in  connection  with any such  determination,  any such payment or the making of any such determination,  as the case may be, shall be deferred  until such required  action is taken.  This  Agreement and all
     transactions   under  this  Agreement  are  intended  to  comply  with  all applicable  conditions  of SEC Rule 16b-3.  To the extent any  provision of this  Agreement  fails to so comply with such rule, it shall be deemed null and void,  to the  extent  permitted  by law and  deemed  advisable  by the
     Company.

9.   Designation  of  Beneficiary.  The Optionee may designate a beneficiary  or beneficiaries to exercise this Option or to receive any payment which under the terms of this  Agreement may become  exercisable or payable on or after the  Optionee's  death.  At any  time,  and  from  time to  time,  any such designation may be changed or cancelled by the Optionee without the consent of any such beneficiary. Any such designation,  change or cancellation must be on a form  provided  for that  purpose by the  Company  and shall not be effective  until  received  by the  Company.  If no  beneficiary  has  been designated  by  the  Optionee  as of  the  date  of  his  death,  or if the designated  beneficiaries  have  predeceased the Optionee,  the beneficiary shall be the Optionee's  estate.  If the Optionee  designates more than one beneficiary,  any payments under this Agreement to such beneficiaries shall be made in equal  shares  unless  the  Optionee  has  expressly  designated otherwise,  in  which  case  the  payments  shall  be  made  in the  shares designated by the Optionee.

10.  Non-transferability of This Option.

     10.1 Except as otherwise  provided in Section  11.2,  this Option,  and any rights  or  interests  herein  or  therein,  shall  not  be  assigned,
          transferred,   sold,  exchanged,   encumbered,  pledged  or  otherwise
          hypothecated or disposed of by the Optionee or any beneficiary(ies) of the Optionee,  except by  testamentary  disposition by the Optionee or the laws of intestate succession. No such interest shall be subject to execution,  attachment or similar legal  process,  including,  without
          limitation,   seizure  for  the  payment  of  the  Optionee's   debts,
          judgments,  alimony  or  separate  maintenance.  Any  attempt to sell, exchange,  transfer,  assign, pledge, encumber or otherwise dispose of or hypothecate in any way such Option, rights or interests or the levy of  any  execution,  attachment  or  similar  legal  process  thereon, contrary  to the  terms of this  Agreement  shall be null and void and without legal force or effect.

     10.2 During the Optionee's lifetime,  the Optionee may, with the consent of the Board,  transfer without  consideration all or any portion of this
          Option to one or more  members of his or her  Immediate  Family,  to a trust  established for the exclusive benefit of one or more members of his or her  Immediate  Family,  to a  partnership  in  which  all  the partners are members of his or her Immediate  Family,  or to a limited liability  company in which all the  members are members of his or her
          Immediate Family.  For purposes of this Agreement,  "Immediate Family"
          means the Optionee's children, stepchildren,  grandchildren,  parents, stepparents,  grandparents,  spouse, siblings (including half-brothers and half-sisters), in-laws, and all such relationships arising because of legal adoption;  provided, however, that any such Immediate Family, and any such trust,  partnership and limited liability company,  shall agree to be and  shall be bound by the terms  and  provisions  of this
          Agreement.

11.  Limitation of Rights.  Neither the Optionee nor an Optionee's  successor or successors  in  interest  shall  have any  rights as a  shareholder  of the
     Company with respect to any Option Shares  subject to this Option until the date of issuance of a stock certificate in respect of such Option Shares.

12.  Entire Agreement;  Amendment.  This Agreement contains the entire agreement between the parties  hereto with  respect to the subject  matter  contained herein,  and  supersedes  all  prior  agreements  or prior  understandings, whether  written or oral,  between  the parties  relating  to such  subject matter.  The Board shall have the right, in its sole discretion,  to modify or amend this Agreement from time to time; provided,  however, that no such modification or amendment shall  materially  adversely affect the rights of the Optionee under this Agreement without the consent of the Optionee. This
     Agreement  may also be modified or amended by a writing  signed by both the
     Company and the Optionee.

13.  Notices.  Any  exercise  notice or other  notice  which may be  required or permitted under this Agreement shall be in writing,  and shall be delivered in person or via  facsimile  transmission,  overnight  courier  service  or
     certified  mail,  return  receipt  requested,   postage  prepaid,  properly
     addressed as follows:

     13.1 If such notice is to the Company, to the attention of the Secretary of
          Neurogen   Corporation,   35  Northeast   Industrial  Road,  Branford,
          Connecticut 06405, or at such other address as the Company,  by notice to the Optionee, shall designate in writing from time to time.

     13.2 If such notice is to the  Optionee,  at his or her address as shown on the Company's  records,  or at such other address as the Optionee,  by notice to the Company, shall designate in writing from time to time.

14.  Governing  Law.  This  Agreement  shall be  governed  by and  construed  in accordance with the laws of the State of Delaware, without reference to the principles of conflict of laws thereof.

15.  Binding  Agreement;  Assignment.  This Agreement shall inure to the benefit of, be binding upon,  and be  enforceable by the Company and its successors and  assigns.  The  Optionee  shall not assign  any part of this  Agreement without the prior express written consent of the Company.

16.  Counterparts.  This Agreement may be executed in one or more  counterparts, each of which  shall be deemed to be an  original,  but all of which  shall constitute one and the same instrument.

17.  Headings. The titles and headings of the various sections of this Agreement have been  inserted  for  convenience  of  reference  only and shall not be deemed to be a part of this Agreement.

18.  Further Assurances.  Each party hereto shall do and perform (or shall cause to be done and  performed)  all such  further  acts and shall  execute  and deliver all such other agreements, certificates,  instruments and documents as any party hereto reasonably may request in order to carry out the intent and  accomplish  the  purposes  of this  Agreement  and the Program and the consummation of the transactions contemplated thereunder.

19.  Severability.  The invalidity or unenforceability of any provisions of this
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
of the Grant Date specified above.

                                           NEUROGEN CORPORATION

                                           By:__________________________________

                                           -------------------------------------
                                                                       Optionee

                                                                   Exhibit 10.33

                              EMPLOYMENT AGREEMENT

     This  EMPLOYMENT  AGREEMENT,   effective  as  of  September  4,  2001  (the
"Commencement  Date"), is made by and between Neurogen  Corporation,  a Delaware corporation  (the  "Company"),  with  offices at 35 Northeast  Industrial  Road,
Branford,  Connecticut  06405, and Dr. William Koster (the  "Employee"),  with a principal residence at 10 Mallard Drive, Pennington, New Jersey 08593.

     WHEREAS,  the Company  desires to employ the Employee,  and the Employee is willing to serve as an  employee  of the  Company,  on the terms and  conditions hereinafter set forth.

     NOW, THEREFORE, the Company and the Employee agree as follows:

1. DEFINITIONS

     (a)  Cause

          For purposes of this Agreement "Cause" means:

          (i)  any willful act or omission  by the  Employee  which  constitutes gross  misconduct  or  gross  negligence  and  which  results  in demonstrable material harm to the Company;

          (ii) the Employee's habitual drug or alcohol abuse;

          (iii)the  Employee is  convicted  or enters a plea of nolo  contendere
               (or similar plea) in a criminal  proceeding  for  commission of a felony or serious misdemeanor;

          (iv) the  Employee's  willful  and  continuous  failure to perform his duties and services with the Company,  including, but not limited to,  the  Employee's  willful  breach  of  any  of  the  material provisions of this Agreement or the  Proprietary  Information and
               Inventions  Agreement  between the  Employee and the Company (the
               "Proprietary  Information and Inventions  Agreement"),  a copy of which is attached hereto as Annex A and incorporated by reference herein; or

          (v)  the Employee's participation in any act of dishonesty intended to result in his material personal  enrichment at the expense of the
               Company.

     (b)  Good Reason

          For purposes of this Agreement "Good Reason" means and shall be deemed to exist if, without the prior written consent of the Employee,

          (i)  as a result of any action or inaction on the part of the Company,
               the  Employee  suffers  a  material   reduction  in  his  duties,
               responsibilities or authority typically associated with his title and  position  as set forth and  described  in  Section 3 of this
               Agreement  (including,  but not limited to, (A) ceasing to be the
               Chief  Executive  Officer of the Company or (B) if the Company is
               acquired  by  another  company,  not  being  appointed  the Chief
               Executive  Officer of the acquiror upon such Change in Control or ceasing  to be  the  Chief  Executive  Officer  of  the  acquiror following such Change in Control);

          (ii) the  Employee's  rate of Base Salary or target  Annual  Bonus (as hereinafter  defined) is decreased by the Company  (other than in connection with an across the board salary reduction  approved by the Employee);

          (iii)relocation of the Employee's  primary place of performance of the duties and services  specified in Section 3 of this  Agreement to any state other than  Connecticut,  Rhode Island,  Massachusetts,
               Vermont, New Hampshire or Maine;

          (iv) after a Change in Control,  but prior to the first anniversary of the  Commencement  Date following such Change in Control on which the  Employment  Period  would  be  automatically  extended,  the
               Company gives the Employee a Non-Renewal  Notice (as  hereinafter defined);

          (v)  the Company fails to timely pay when due any Base Salary,  Annual
               Bonus  awarded  by the  Compensation  Committee  (as  hereinafter defined)  or  other  amount  owed  to  the  Employee  under  this
               Agreement  which is not cured within ten (10) days after  written notice of such  failure is given by the  Employee to the Company;
               or

          (vi) a  material  breach  by the  Company  of  Section  4(c)  of  this
               Agreement which causes a material loss or damage to the Employee, the  Employee's  spouse or his eligible  dependents  which is not cured within ten (10) days after written notice of such breach is given by the Employee to the Company.

     (c)  Change in Control

     For  purposes  of this  Agreement  "Change  in  Control"  means a Change in
Control as defined under the Neurogen Corporation 2001 Stock Option Plan.

2. TERM

     The term of  Employee's  employment  under  this  Agreement  shall,  unless earlier  terminated under Section 6 of this Agreement or extended as hereinafter provided, be for a period commencing as of the Commencement Date and terminating on the third  anniversary  of the  Commencement  Date,  subject to the terms and conditions contained in this Agreement (the "Employment Period"). The Employment
Period shall automatically be extended,  commencing on the second anniversary of the  Commencement  Date,  and thereafter on each  subsequent  anniversary of the
Commencement  Date, for successive one (1) year periods  unless,  not later than three (3) months prior to any such  anniversary,  either party to this Agreement shall give written notice in accordance with Section 10 of this Agreement to the other that such party does not wish to extend or further  extend the  Employment
Period beyond its then term or already  automatically  extended  term, if any (a
"Non-Renewal Notice").

3. DUTIES AND SERVICES

     During the Employment  Period,  the Employee shall be employed as the Chief
Executive Officer of the Company and shall be appointed as a member of the Board of Directors of the Company (the "Board"). In such position,  the Employee shall have the duties,  responsibilities  and authority  normally  associated with, or otherwise appropriate to, the office and position of the Chief Executive Officer of a corporation. In the performance of his duties and responsibilities as Chief
Executive  Officer,  the  Employee  shall  report only to the Board.  During the
Employment Period,  the Employee shall devote  substantially all of his business time,  during normal business hours, to the business and affairs of the Company, and  the  Employee  shall  use  his  best  efforts  to  perform  faithfully  and efficiently  the duties and  responsibilities  contemplated  by this  Agreement;
provided,  however,  that,  the Employee may manage his personal,  financial and legal  affairs and engage in any  activities  of a volunteer,  civic or business nature (including serving on the boards of directors or advisory boards of other for-profit entities,  as long as the Employee gets the prior written approval of the Board to serve on such boards), as long as such activities do not materially interfere with Employee's responsibilities as the Chief Executive Officer of the
Company.

4. COMPENSATION AND OTHER BENEFITS

     (a) Salary

          As  compensation  for the Employee's  services  under this  Agreement, beginning the Commencement Date and until the termination of the Employment
     Period, the Employee shall be paid by the Company a base salary of $400,000 per annum,  payable in equal  semi-monthly  installments in accordance with the Company's normal payroll practices,  which base salary may be increased
     (based upon annual  performance  reviews) but not decreased  (other than in connection  with an  across  the board  salary  reduction  approved  by the
     Employee) during the Employment Period by the Compensation Committee of the
     Board (the  "Compensation  Committee")  in its sole  discretion  (the "Base
     Salary").  Such increased (or decreased)  Base Salary shall then constitute the "Base Salary" for purposes of this Agreement.

     (b) Annual Bonus

          In addition to the Base  Salary,  the Employee is eligible to receive, subject to achieving certain objective and/or subjective  performance goals set by the Compensation  Committee in its sole discretion,  an annual bonus as determined by the  Compensation  Committee for each annual period ending on an anniversary  of the  Commencement  Date during the Employment  Period with a target level equal to 50% of Base Salary (the "Annual Bonus").

     (c) Benefits

          During the  Employment  Period,  the  Employee  shall be  eligible  to participate  in all  employee  pension  and  incentive  benefit  plans  and programs  maintained  from time to time by the  Company  for the benefit of senior executives.  During the Employment Period, the Employee,  Employee's
     spouse, if any, and their eligible dependents, if any, shall be eligible to participate  in and be covered under all the employee and dependent  health and welfare  benefit plans or programs  maintained from time to time by the
     Company for the benefit of senior  executives.  However,  the Company shall have no  obligations  under this Section 4(c) unless and until the Employee has met any generally applicable eligibility requirements for participation in such plans and programs.

     (d) Relocation Allowance

          In  connection  with  accepting   employment  as  set  forth  in  this
     Agreement, the Company shall pay to the Employee,  within fifteen (15) days after the  Commencement  Date, the sum of $60,000 to compensate him for the expenses related to his moving and relocation,  including,  but not limited to, expenses relating to moving the Employee's household items to Branford,
     Connecticut,  Alstead, New Hampshire or Boston,  Massachusetts and the sale of the Employee's former principal  residence.  To the extent  permissible, such payment shall be treated as a qualified  moving expense  reimbursement benefit under Section 132(a)(6) of the Internal Revenue Code (the "Code").

     (e) Upfront Stock Option Grant

          On the  Commencement  Date, the Company shall grant the Employee stock options entitling the Employee to acquire,  in accordance with the Neurogen
     Corporation  2001 Stock Option Plan and this  Agreement,  400,000 shares of the Common  Stock,  par value  $.025 per share,  of the  Company  ("Company
     Common  Stock") at a price per share  equal to $19.39 (the  "Upfront  Stock
     Options").  Subject to the provisions of Section 6 of this Agreement,  such options,  as to their underlying  shares,  shall become  exercisable 20% on each of the  first,  second,  third,  fourth and fifth  anniversary  of the
     Commencement  Date  (such  stock  options  are  "vested"  when they  become exercisable).  The upfront  stock  options  shall,  to the  maximum  extent possible,  be options  intended to qualify as incentive stock options under
     Section 422 of the Code.

     (f) Upfront Restricted Stock Grant and Tax Loan

          On the Commencement Date, the Company shall award the Employee 100,000 shares of restricted Company Common Stock (the "Upfront  Restricted Stock")
     in accordance with the Neurogen Corporation 2001 Stock Option Plan and this
     Agreement. Subject to the provisions of Section 6 of this Agreement, 10% of the Upfront Restricted Stock may be transferred or assigned by the Employee on the  Commencement  Date, 45% of the Upfront  Restricted Stock may not be
     transferred or assigned by the Employee prior to the fourth  anniversary of the  Commencement  Date and shall be  forfeited to the Company for zero (0)
     consideration  if the Employee's  employment with the Company is terminated for any reason prior to the fourth  anniversary of the  Commencement  Date, and the other 45% of the Upfront Restricted Stock may not be transferred or assigned by the Employee prior to the fifth anniversary of the Commencement
     Date and shall be  forfeited to the Company for zero (0)  consideration  if the  Employee's  employment  with the Company is terminated  for any reason prior to the fifth  anniversary of the  Commencement  Date (such restricted
     stock  is  "vested"  when  it  is  no  longer   subject  to  such  transfer
     restrictions  and  forfeiture  provisions).  The  Company  shall  grant the
     Employee a fully recourse loan secured by such Upfront  Restricted Stock to pay the federal and state income taxes  relating to the income derived from the grant (but not any future gain or loss) of the 10,000 shares of Company
     Common Stock that are vested on the  Commencement  Date. Such loan shall be repaid in full with  interest (at the relevant  applicable  federal rate on the date the loan is made) on the  fifth  anniversary  of the  Commencement
     Date; provided,  however,  that if the Employee's  employment is terminated prior to the fifth anniversary of the Commencement  Date, the loan shall be repaid in full with interest through the date of payment within thirty (30)
     days of the Termination  Date. Sales of the vested 10,000 shares of Company
     Common  Stock  by  Employee  generally  shall  be  permitted,   subject  to
     applicable  securities laws, so long as the net after-tax  proceeds thereof are applied to any unpaid balance of such loan.

     (g) Subsequent Annual Stock Option Grants

          The Company may grant the Employee (at the end of each calendar  year)
     stock  options,  in an  amount  determined,  and on  terms  and  conditions specified, by the Compensation Committee in its sole discretion,  entitling the Employee to acquire  shares of Company  Common  Stock.  If the Employee performs his duties and services  specified in Section 3 of this  Agreement in a manner  that is  satisfactory  to the  Compensation  Committee,  it is anticipated that the Employee will be granted additional stock options each calendar  year  (provided  that any  grant  made with  respect  to the 2001 calendar year shall be targeted at 16,667 stock options).

5. NON-COMPETITION, NON-SOLICITATION AND CONFIDENTIAL
INFORMATION

     (a)  During  the  Employment  Period  and  for  two  (2)  years  after  the
          Termination Date, the Employee agrees that,  without the prior express written consent of the Company,  he shall not,  anywhere in the world, for his own benefit or for,  with or through any other  person,  firm, partnership, corporation or other entity or individual (other than the
          Company  or  its  affiliates)  as  or in  the  capacity  of an  owner,
          shareholder,   employee,   consultant,   director,  officer,  trustee,
          partner,   agent,   independent   contractor   and/or   in  any  other
          representative capacity or otherwise:

          (i)  (A)  personally  (or  personally  direct another to) engage in or assist any  individual  or entity in  engaging  in the  discovery and/or  development of  therapeutic,  diagnostic or  prophylactic products or services which work through a biological mechanism of action that at the time of the Termination Date is, or during the
               Employment Period has been, the targeted biological  mechanism of action of a  candidate  seeking  program  of the  Company  or its affiliates (or which are substantially  related to such candidate seeking  programs) or (B) be employed by any entity with revenues of less than $5  billion  for which  any such  candidate  seeking program is a primary and important project of such entity;

          (ii) personally (or personally  direct another to) solicit or hire (A)
               any current  employee of the Company or its affiliates or (B) any former  employee  of the Company or its  affiliates  who had such relationship  within  six (6)  months  prior  to the date of such solicitation  or hiring,  including but not limited to attempting to induce any such  employee of the Company or its  affiliates to leave the employ of the Company; and

          (iii)personally (or personally  direct another to) solicit any current or  prospective  customer  (which  shall be limited to any active prospect that has been  solicited by the Employee) of the Company or its affiliates or any other entity with whom the Company has a collaboration,  strategic  partnership,  joint  venture  or other similar relationship (collectively,  a "Customer Entity") to whom
               the  Employee  provided  services,   or  for  whom  the  Employee
               transacted business,  or whose identity is not generally known to the industry but whose  identity  became known to the Employee in connection with Employee's employment with the Company, to reduce or  refrain  from  doing any  business  with the  Company  or its
               affiliates  or  terminate  the  business   relationship  of  such
               Customer Entity with the Company or its affiliates.

                    For purposes of this Section 5, the term "solicit" means any communication  of any  kind  whatsoever,  regardless  of by  whom initiated,  inviting,  encouraging  or  requesting  any person or entity  to take or  refrain  from  taking  any  action,  the term
               "products"  shall  be  defined  by  reference  to the  underlying mechanisms  of action (e.g.  biological  targets),  and as of the
               Commencement  Date, the Company's  candidate seeking programs are
               GABA, CRF, C5A, VR1 and MCH.

     (b)  The  Employee  agrees  to  comply  with  the  terms  set  forth in the
          Proprietary Information and Inventions Agreement.

     (c)  If at any time within  twenty-four (24) months after the date on which the Employee  exercises a Company  stock option or stock  appreciation right, or on which Company  restricted stock vests, or on which income is  realized  by the  Employee in  connection  with any other  Company stock-based award (each of which events is a "realization event"), the
          Employee  breaches  any  provision  of  Section  5(a)  or 5(b) of this
          Agreement  in more than a minor,  deminimus  or  trivial  manner  that causes,  or is likely  to cause,  more  than  deminimus  financial  or reputational  harm to the Company (and, if such breach is  susceptible to cure,  the Employee  does not cure such breach and such harm within ten (10) days after the  Employee's  receipt of written notice of such breach from the Company which specifies in reasonable detail the facts and circumstances  claimed to be the basis for such breach),  then (i)
          the Employee shall forfeit all of his unexercised (including unvested)
          Upfront Stock  Options,  any other  unexercised  (including  unvested)
          Company  stock options or stock  appreciation  rights and any unvested
          Company  restricted  stock  and  (ii)  the gain  realized  within  the twenty-four  (24) months prior to such breach from the exercise of any
          Upfront  Stock  Options or any other  Company  stock  options or stock appreciation  rights or the vesting of the Upfront Restricted Stock or any  other  Company  restricted  stock or  equity-based  awards by the
          Employee from the  realization  event shall be paid by the Employee to the Company upon written  notice from the Company  within  ninety (90)
          days of such notice (such payments may be made in increments over such period). Such gain shall be determined after reduction for any federal or state income taxes paid (or, if such gain is determined before such taxes are paid, owing, provided that such taxes are actually paid in a timely manner) by the Employee which are  attributable to such gain as of the  date of the  realization  event,  and  without  regard  to any subsequent  change in the Fair Market  Value (as  defined  below) of a share of Company  Common  Stock;  provided  that any  federal or state income tax benefit  actually  realized by the  Employee as a result of making  payments to the Company  under this Section 5(c)  (relating to any of the next ten (10) tax year  periods)  shall also be paid to the
          Company within fifteen (15) days of such realization.  Such gain shall be paid by the Employee  delivering  to the Company  shares of Company
          Common Stock with a Fair Market Value on the date of delivery equal to the amount of such gain.  The  Company  shall have the right to offset such gain  against any amounts  otherwise  owed to the Employee by the
          Company  (whether as wages,  vacation  pay, or pursuant to any benefit plan or other compensatory arrangement).  For purposes of this Section
          5(c),  the "Fair Market  Value" of a share of Company  Common Stock on any date  shall be (i) the  closing  sale  price per share of  Company
          Common Stock during normal  trading  hours on the national  securities exchange on which the Company Common Stock is  principally  traded for such date or the last preceding date on which there was a sale of such
          Company Common Stock on such exchange or (ii) if the shares of Company
          Common  Stock are then traded on the NASDAQ  Stock Market or any other over-the-counter  market,  the  average of the  closing  bid and asked prices for the shares of Company  Common Stock during  normal  trading hours  in such  over-the-counter  market  for  such  date or the  last preceding  date on which there was a sale of such Company Common Stock in such market, or (iii) if the shares of Company Common Stock are not then  listed  on a  national  securities  exchange  or  traded  in  an over-the-counter  market, such value as the Compensation Committee, in its sole discretion,  shall  determine.  In the event that the Company seeks  to  enforce  the  provisions  of this  Section  5(c),  and such enforcement is contested by the Employee, and it is finally determined that the  Employee is not subject to the  provisions  of this  Section
          5(c), then the Company shall (i) reimburse the Employee for reasonable attorneys'  fees  incurred  by the  Employee in  connection  with such contest;  and (ii) pay to the Employee an  additional  amount equal to one (1) times the amount in clause  (i);  provided  that such  payment under this clause (ii) shall not exceed $250,000.

     (d)  Any  termination  of the  Employee's  employment or of this  Agreement shall have no effect on the continuing operation of this Section 5.

     (e)  The  Employee  acknowledges  and agrees that the Company  will have no adequate  remedy  at law,  and  could be  irreparably  harmed,  if the
          Employee breaches or threatens to breach any of the provisions of this
          Section 5. The Employee  agrees that the Company  shall be entitled to equitable and/or injunctive relief to prevent any breach or threatened breach of this Section 5, and to specific  performance  of each of the terms hereof in addition to any other legal or equitable remedies that the Company may have.  The Employee  further agrees that he shall not, in any equity  proceeding  relating to the enforcement of the terms of this  Section 5, raise the  defense  that the  Company has an adequate remedy at law.

     (f)  The terms and provisions of this Section 5 are intended to be separate and divisible  provisions  and if, for any reason,  any one or more of them is held to be invalid or unenforceable,  neither the validity nor the  enforceability  of any other  provision of this  Agreement  shall thereby be affected. The parties hereto acknowledge that the potential restrictions  on the  Employee's  future  employment  imposed  by this
          Section 5 are reasonable in both duration and geographic  scope and in all  other  respects.  If  for  any  reason  any  court  of  competent jurisdiction  shall find any provisions of this Section 5 unreasonable in duration or  geographic  scope or  otherwise,  the Employee and the
          Company agree that the restrictions and prohibitions  contained herein shall be effective to the fullest extent allowed under  applicable law in such jurisdiction.

     (g)  The  parties  acknowledge  that  this  Agreement  would  not have been entered into and the benefits described in Section 4 of this Agreement would not have been promised in the absence of the Employee's promises under this Section 5.

     (h)  Notwithstanding   anything  to  the  contrary  contained  herein,  the
          Employee  shall at all times be  permitted  to own not more than 2% of the  outstanding  common  stock of any  corporation,  if such stock is listed on a national  securities  exchange,  is reported on the NASDAQ
          System, or is regularly traded in the over-the-counter market.

6. TERMINATION

     (a)  Termination  by the Company for Cause The  Company may  terminate  the
          Employee's  employment  hereunder for Cause. If the Company terminates the Employee's  employment  hereunder for Cause, the Employment Period shall end on the  Termination  Date and the Employee shall be entitled only to any Base Salary  accrued and earned but not yet paid as of the
          Termination Date, except as required by applicable law.

     (b)  Termination  by  the  Company  Without  Cause  or  Termination  by the
          Employee For Good Reason.

     The Company may terminate the Employee's employment hereunder without Cause and the Employee may terminate his employment  hereunder for Good Reason. If the
Company terminates the Employee's employment hereunder without Cause (other than for death or Disability), or if the Employee terminates his employment hereunder for Good Reason,  the Employment  Period shall end on the Termination  Date and, subject to Section 6(f) below, the Employee shall be entitled only to:

     (i)  any  Base  Salary  accrued  and  earned  but  not  yet  paid as of the
          Termination Date;

     (ii) on the Termination  Date, a lump sum payment in an amount equal to the sum of (A) the Employee's Base Salary that would have been paid to the
          Employee if he had continued  working for the Company  through the end of the Employment  Period that existed prior to such  termination (and assuming no further extensions of the Employment Period after delivery of the  Notice of  Termination)  and (B) two  times  the mean  average
          Annual  Bonus  the  Employee  earned  during  the  Employment  Period;
          provided  that if the Employee has not earned an Annual Bonus prior to the  Termination  Date, the mean average Annual Bonus shall be treated as $200,000;

     (iii)on the  Termination  Date,  an  additional  portion of the  Employee's
          Upfront  Stock  Options shall vest equal to the amount of vesting that would have  occurred if the  Employee  had  continued  working for the
          Company for two (2)  additional  years (and the Employee will have two
          (2) years from the Termination Date, but not beyond the stated term of the options,  to exercise  his vested  Upfront  Stock  Options) and an additional  portion of the Employee's  Upfront  Restricted Stock shall vest equal to the greater of (A) the amount of vesting that would have occurred if the Employee had continued working for the Company for two
          (2) additional years and (B) 25% of the aggregate of such award; and

     (iv) any other  compensation  and benefits as may be provided in accordance with the terms and  provisions  of any  applicable  benefit  plans and programs of the Company;  provided that any severance  payment made to the Employee under such plans and programs shall be decreased, but not below zero (0), by the lump sum payment  provided in Section  6(b)(ii)
          of this Agreement.

     (c) Termination Due to Death or Disability

          The Company may terminate the Employee's  employment  hereunder due to the  Employee's  inability  to render,  for an aggregate of any one hundred eighty  (180)  days in any nine (9) month  period,  services  hereunder  by reason of  permanent  disability,  as  determined  by the  written  medical opinion of an independent  medical physician  selected in good faith by the
     Company  ("Disability")  and  within  thirty  (30)  days  after a Notice of
     Termination  is given to the  Employee,  the  Employee  has not returned to active  employment with the Company (the "Disability  Effective  Date"). In the  event of the  Employee's  death  or a  termination  of the  Employee's employment by the Company due to Disability,  the  Employment  Period shall end on the  Termination  Date and the  Employee,  his  estate  or his legal representative, as the case may be, shall be entitled only to:

          (i)  any Base  Salary  accrued  and  earned but not yet paid as of the
               Termination Date;

          (ii) on the Termination  Date, a lump sum payment in the amount of the product of (A) the mean average Annual Bonus the Employee  earned during the Employment  Period  (provided that if the Employee has not earned an Annual  Bonus prior to the  Termination  Date,  the mean average Annual Bonus shall be treated as $200,000) and (B) a fraction,  the  numerator  of which is the  number of days in the fiscal  year in which the  Termination  Date  occurs  through the
               Termination Date and the denominator of which is 365;

          (iii)on the Termination Date, an additional  portion of the Employee's
               Upfront  Stock  Options shall vest equal to the amount of vesting that would have  occurred if the Employee had  continued  working for the Company for two (2)  additional  years and an  additional portion of the  Employee's  Upfront  Restricted  Stock shall vest equal to the greater of (A) the amount of vesting that would have occurred if the  Employee had  continued  working for the Company for two (2) additional years and (B) 25% of the aggregate of such award; and

          (iv) any  other  compensation  and  benefits  as  may be  provided  in accordance  with  the  terms  and  provisions  of any  applicable benefit plans and programs of the Company.

     (d) Termination Following the Employee Giving a Non-Renewal Notice

          (i)  If the Employee gives a Non-Renewal  Notice,  the Employee agrees to continue  to perform  his duties and  services as set forth in
               Section 3 of this  Agreement  through  the end of the  Employment
               Period, at which time the Employee's  employment with the Company shall  end.  If  the  Employee's  employment  is  not  terminated pursuant to another provision of Section 6 of this Agreement,  on the last day of the  Employment  Period,  the  Employee  shall be entitled, in addition to any compensation or benefits accrued and earned  through  such  date,  only to a lump sum  payment  in the amount equal to one (1) times the sum of the  Employee's (A) Base
               Salary and (B) mean  average  Annual  Bonus the  Employee  earned during the Employment Period; provided that such lump sum payment will  decrease  any other  severance  payment  that the  Employee otherwise would have been entitled to from the Company.

          (ii) At any time after the Employee  gives a Non-Renewal  Notice,  the
               Company  may  terminate  the  Employee's   employment   hereunder
               pursuant to this Section 6(d)(ii).  If the Company terminates the
               Employee's  employment  pursuant to this  Section  6(d)(ii),  the
               Employment Period shall end on the Termination Date, the Employee shall not be entitled to any payments or benefits pursuant to any other  provision of Section 6 of this  Agreement,  other than any
               compensation   or  benefits   accrued  and  earned   through  the
               Termination  Date,  and the Employee  shall be entitled only to a lump sum payment in the amount  equal to one (1) times the sum of the  Employee's (A) Base Salary and (B) mean average Annual Bonus the Employee earned during the Employment  Period;  provided that such lump sum payment will decrease any other  severance  payment that the Employee  otherwise would have been entitled to from the
               Company.

     (e) Termination Following the Company Giving a Non-Renewal Notice

          If the Company  gives a  Non-Renewal  Notice,  the Employee  agrees to continue  to perform  his duties and  services as set forth in Section 3 of this Agreement through the end of the Employment  Period, at which time the
     Employee's  employment  with  the  Company  shall  end.  If the  Employee's employment is not terminated  pursuant to another provision of Section 6 of this  Agreement,  on the last day of the  Employment  Period,  the Employee shall be entitled,  in addition to any compensation or benefits accrued and earned through such date, only to:

          (i)  a lump sum  payment in the amount  equal to one (1) times the sum of the  Employee's  (A) Base Salary and (B) mean  average  Annual
               Bonus the Employee earned during the Employment Period;  provided that such lump sum  payment  will  decrease  any other  severance payment that the Employee  otherwise  would have been entitled to from the Company; and

          (ii) an  additional  portion of the  Employee's  Upfront Stock Options shall  vest  equal to the  amount  of  vesting  that  would  have occurred if the  Employee had  continued  working for the Company for one (1)  additional  year and an  additional  portion  of the
               Employee's  Upfront  Restricted  Stock  shall  vest  equal to the amount of vesting  that would have  occurred if the  Employee had continued working for the Company for one (1) additional year.

     (f)  Termination Following a Change in Control-by the Company Without Cause
          or by the Employee for Good Reason

               If, within twenty-four (24) months following a Change in Control, the Company  terminates the Employee's  employment  hereunder  without
          Cause  (other  than  for  death  or  Disability),  or if the  Employee terminates  his employment  hereunder for Good Reason,  the Employment
          Period shall end on the  Termination  Date and the  Employee  shall be entitled  (in  lieu  of  any  benefits  under  Section  6(b)  of  this
          Agreement) only to:

               (i)  any Base  Salary  accrued  and earned but not yet paid as of the Termination Date;

               (ii) on the  Termination  Date,  a lump sum  payment in an amount equal to three (3) times the sum of the  Employee's (A) Base
                    Salary and (B) mean average Annual Bonus the Employee earned during the Employment Period;  provided that if the Employee has not  earned an  Annual  Bonus  prior to the  Termination
                    Date,  the mean  average  Annual  Bonus  shall be treated as
                    $200,000;

               (iii)continuation  of the  health  and  welfare  benefits  of the
                    Employee  comparable  to those set forth in Section  4(c) of this Agreement at the same cost to the Employee in effect on the  Termination  Date for  eighteen  (18) months after such
                    Termination Date;

               (iv) pursuant to the terms of the Neurogen Corporation 2001 Stock
                    Option Plan,  100% vesting in the  Employee's  Upfront Stock
                    Options and any other annual  stock option  grants which are made under such plan (provided that such termination  occurs within  the period of time  specified  by such plan) and the
                    Employee will have two (2) years from the Termination  Date, but not beyond the stated term of the  options,  to exercise his vested stock options;

               (v)  on  the  Termination  Date,  an  additional  portion  of the
                    Employee's  Upfront Restricted Stock shall vest equal to the greater  of (A)  the  amount  of  vesting  that  would  have occurred  if the  Employee  had  continued  working  for the
                    Company  for two  (2)  additional  years  or (B) 50% of such award;

               (vi) any other  compensation  and  benefits as may be provided in accordance  with the terms and  provisions of any applicable benefit plans and programs of the Company; provided that any severance  payment made to the Employee under such plans and programs shall be decreased,  but not below zero (0), by the lump  sum  payment  provided  in  Section  6(f)(ii)  of this
                    Agreement; and

               (vii)an excise  tax  gross-up  as  provided  in Section 7 of this
                    Agreement.

     (g) Voluntary Termination by the Employee Without Good Reason

          The Employee may effect a Voluntary Termination of his employment with the Company hereunder.  A "Voluntary  Termination" shall mean a termination of  employment  by the  Employee  during the  Employment  Period on his own initiative  other  than a  termination  due to  death  or  Disability  or a termination for Good Reason. A Voluntary  Termination  shall be a breach of this Agreement and shall result in the end of the Employment  Period on the
     Termination  Date and shall  entitle  the  Employee  only to the rights and benefits  to  which  the  Employee  would  be  entitled  in the  event of a termination  of the  Employee's  employment  by the Company for Cause under
     Section 6(a) of this Agreement.

     (h) Notice of Termination

          Any termination of employment by the Company or by the Employee during the Employment Period shall be communicated by Notice of Termination to the other party hereto given in accordance with this Section 6(h). For purposes of this agreement,  a "Notice of Termination"  means a written notice which
     (i) indicates the specific  termination  provision in this Agreement relied upon, (ii) to the extent  applicable,  sets forth in reasonable  detail the facts and  circumstances  claimed to provide a basis for termination of the
     Employee's  employment  under the  provision so indicated  and (iii) if the
     Termination  Date (as  defined  below) is other than the date of receipt of such notice,  specifies  the date of  termination  (which date shall not be more than six (6) months after the giving of such  notice).  The failure by the Employee or the Company to set forth in the Notice of  Termination  any act or circumstance  which contributes to a showing of Good Reason or Cause shall not waive any right of the  Employee  or the  Company,  respectively, hereunder  or preclude  the  Employee or the  Company,  respectively,  from asserting  such fact or  circumstance  in enforcing  the  Employee's or the
     Company's rights thereunder.

     (i) Termination Date

          "Termination   Date"  means  (i)  if  the  Employee's   employment  is
     terminated  by the Company other than for death,  Disability or Cause,  the date of  termination  specified in the Notice of  Termination,  (ii) if the
     Employee's  employment is terminated by the Company for Cause,  the date of delivery of the Notice of Termination  (or such later date specified by the
     Company),  (iii) if the  Employee's  employment  is terminated by reason of death or Disability, the Termination Date shall be the date of death of the
     Employee or the  Disability  Effective  Date, as the case may be, (iv) if a
     Non-Renewal Notice is given under Section 6(d)(i) or 6(e) of this Agreement and the Employee continues his employment with the Company through the last day of the Employment  Period,  then the last day of the Employment Period, and (v) if the  Employee's  employment is  terminated by the Employee,  the date of termination  specified in the Notice of Termination  (provided that in the case of any Voluntary  Termination,  the  specified  date may not be fewer than three (3) months after  delivery of such Notice of  Termination, and provided,  further,  that, in the event of any  termination  under this clause (v), the Company may elect to accelerate the Termination  Date to an earlier date by giving  written  notice of such election to the  Employee).
     The Company may elect to place the  Employee on paid leave,  with  benefits and  other  rights,  for all or  part of the  period  between  the  date of delivery of the Notice of Termination and the Termination Date.

7. CERTAIN ADDITIONAL PAYMENTS BY THE COMPANY.

     (a)  In the event the  Employee  receives  payments  or  benefits  from the
          Company under Section 6(f) of this Agreement (including as a result of accelerated vesting described therein) and it shall be determined that any  payment,  distribution  or vesting  by the  Company to or for the benefit of the  Employee  (whether  paid or  payable,  distributed  or distributable  or vested  pursuant to the terms of this  Agreement  or otherwise,  but determined  without regard to any additional  payments required  under this Section 7) (a "Payment")  would be subject to the excise  tax  imposed by Section  4999 of the Code or any  interest  or penalties are incurred by the Employee with respect to such excise tax
          (such excise tax,  together with any such interest and penalties,  are hereinafter  collectively  referred to as the "Excise Tax"),  then the
          Employee  shall be  entitled  to  receive  an  additional  payment  (a
          "Gross-Up  Payment")  in an amount  such  that  after  payment  by the
          Employee of all taxes  (including  any interest or  penalties  imposed with  respect to such taxes),  the  Employee  retains an amount of the
          Gross-Up  Payment  equal to the Excise Tax imposed upon the  Payments,
          provided,   however,  that  the  Gross-Up  Payment  shall  not  exceed
          $5,000,000.

     (b)  All determinations required to be made under this Section 7, including whether and when a Gross-Up  Payment is  required,  the amount of such
          Gross-Up  Payment  and the  assumptions  to be utilized in arriving at such  determination,  shall  be  made  by  the  Company's  independent auditors or such other  certified  public  accounting  firm reasonably acceptable  to the Employee as may be  designated  by the Company (the
          "Accounting   Firm")   which   shall   provide   detailed   supporting
          calculations  both to the Company and the Employee within fifteen (15)
          business days of the receipt of written  notice from the Employee that there has been a Payment,  or such earlier time as is requested by the
          Company.  All fees and expenses of the Accounting  Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this  Section 7, shall be paid by the  Company to the  Employee by the later of (i)  fifteen  (15) days prior to the due date for the payment of any Excise Tax, and (ii) fifteen (15) days after the receipt of the
          Accounting  Firm's  determination.  If the Accounting  Firm determines that there exists substantial  authority that no Excise Tax is payable by the Employee,  it shall furnish the Employee with a written opinion to such  effect,  and to the effect that  failure to report the Excise
          Tax, if any, on the  Employee's  applicable  federal income tax return will not result in the imposition of a negligence or similar  penalty.
          Any  determination  by the  Accounting  Firm shall be binding upon the
          Company  and the  Employee.  As a  result  of the  uncertainty  in the
          application   of  Section  4999  of  the  Code  at  the  time  of  the
          determination  by the  Accounting  Firm,  it is possible that Gross-Up
          Payments which will not have been made by the Company should have been made  ("Underpayment")  or Gross-Up  Payments  are made by the Company which should not have been made  ("Overpayment"),  consistent with the calculations  required  to be made  hereunder.  In the event  that the
          Employee  thereafter  is required to make payment of any Excise Tax or additional  Excise Tax, the Accounting Firm shall determine the amount of the  Underpayment  that  has  occurred  and any  such  Underpayment
          (together with interest at the rate provided in Section  1274(b)(2)(B)
          of the Code and  penalties  payable by the Employee as a result of the
          Underpayment)  shall be  promptly  paid by the  Company  to or for the benefit of the Employee,  subject to the maximum  amount  specified in
          Section  7(a)  of this  Agreement.  In the  event  the  amount  of the
          Gross-Up  Payment  exceeds  the  amount  necessary  to  reimburse  the
          Employee for his Excise Tax, the Accounting  Firm shall  determine the amount of the Overpayment  that has been made and any such Overpayment
          (together with interest at the rate provided in Section  1274(b)(2) of the Code) shall be promptly paid by the Employee (to the extent he has received  a refund if the  applicable  Excise Tax has been paid to the
          Internal  Revenue  Service) to or for the benefit of the Company.  The
          Employee shall cooperate, to the extent his expenses are reimbursed by the Company, with any reasonable requests by the Company in connection with any  contests or disputes  with the Internal  Revenue  Service in connection with the Excise Tax.

8. SURVIVAL

     The rights and  obligations  of the  parties  hereunder  shall  survive the termination of the Employee's  employment  hereunder and the termination of this
Agreement to the extent  necessary to the intended  preservation  of such rights and obligations.

9. WHOLE AGREEMENT AND MODIFICATION

     This Agreement  sets forth the entire  agreement and  understanding  of the parties with respect to the subject matter contained herein,  and supersedes all prior and existing agreements,  whether written or oral, between them concerning the subject matter  contained  herein.  This Agreement may be modified only by a written  agreement  executed  by each party to this  Agreement  or by a court in accordance with the terms hereof.

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

     (a) Effect on Employee

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

     (b) Effect on Company

          This  Agreement  shall  inure to the  benefit of and be binding on the
     Company and its successors,  provided that the successor  complies with the
     next  sentence.   The  Company  shall  require  any  successor  to  all  or
     substantially all of the business and assets of the Company, whether direct or indirect, by purchase, merger,  consolidation,  acquisition of stock, or otherwise, by an agreement in form and substance reasonably satisfactory to the  Employee,  expressly to assume and agree to perform this  Agreement in the same manner and to the same extent as the Company  would be required to perform if no such succession had taken place.

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

15. GOVERNING LAW

     Except  with  respect  to  the   Proprietary   Information  and  Inventions
Agreement, which shall be governed by the laws of the State of Connecticut, this
Agreement  shall be governed by and construed in accordance with the laws of the
State of New York,  without  giving effect to the principles of conflict of laws thereof.

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

18. WITHHOLDING TAXES

     All amounts  payable to the Employee under this Agreement  shall be subject to applicable withholding of income, wage and other taxes.

19. ARBITRATION

     Subject to the  provisions  of Section 20 of this  Agreement,  any dispute, controversy  or claim  between the  Employee  and the Company  arising out of or relating to or  concerning  the  provisions  of this  Agreement,  relating to or arising  out  of  the  Employee's  employment  with  the  Company  or  otherwise concerning  any rights,  obligations  or other aspects of Employee's  employment relationship in respect of the Company,  shall be finally settled by arbitration in New York City before,  and in accordance with the rules then obtaining of the
American  Arbitration  Association (the "AAA") in accordance with the commercial arbitration rules of the AAA.

20. INJUNCTIVE RELIEF; SUBMISSION TO JURISDICTION; CHOICE OF FORUM

     (a)  Notwithstanding the provisions of Section 19 of this Agreement, and in addition  to its  right  to  submit  any  dispute  or  controversy  to arbitration,  the Company may bring an action or special proceeding in a state or federal court of competent jurisdiction sitting in New York
          City, whether or not an arbitration proceeding has theretofore been or is ever initiated, for the purpose of temporarily,  preliminarily,  or permanently  enforcing the provisions of Section 5 of this  Agreement, or to enforce an arbitration award, and the Employee may bring such an action or  proceeding  to enforce an  arbitration  award and,  for the purposes  of this  Section  20,  (i)  the  Employee  and  the  Company expressly  consent  to  the  application  of  Section  20(b)  of  this
          Agreement  to any such  action  or  proceeding  and (ii) the  Employee irrevocably  appoints  the  General  Counsel  of  the  Company  as the
          Employee's  agent for service of process in  connection  with any such action or proceeding,  who shall  promptly  advise the Employee of any such service of process.

     (b)  The  Employee  and  the  Company  hereby  irrevocably  submit  to  the exclusive  jurisdiction  of any state or federal  court located in New
          York City  over any  suit,  action  or  proceeding  arising  out of or relating to or concerning  this  Agreement or any  employment  related matter that is not otherwise arbitrated according to the provisions of
          Section  19 of this  Agreement.  This  includes  any  suit,  action or proceeding to compel  arbitration or to enforce an arbitration  award.
          This also includes any suit,  action, or proceeding  arising out of or relating  to  any  post-employment  employment  related  matters.  The
          Employee and the Company acknowledge that the forum designated by this
          Section 20(b) has a reasonable relation to this Agreement,  and to the
          Employee's relationship to the Company. Notwithstanding the foregoing, nothing  herein shall  preclude the Company or Employee  from bringing any  action or  proceeding  in any  other  court  for the  purpose  of enforcing the provisions of Sections 19 or 20 of this Agreement.

     (c)  The  agreement  of  the  Employee  and  the  Company  as to  forum  is independent  of the law that may be  applied  in the  action,  and the
          Employee  and the  Company  agree to such  forum even if the forum may under  applicable law choose to apply  non-forum law. The Employee and
          the  Company  hereby  waive,  to  the  fullest  extent   permitted  by
          applicable law, any objection which the Employee or the Company now or hereafter may have to personal  jurisdiction or to the laying of venue of any such suit,  action or  proceeding  in any court  referred to in
          Section  20(b)  of  this  Agreement.  The  Employee  and  the  Company undertake not to commence any action  arising out of or relating to or concerning this Agreement in any forum other than a forum described in
          Section  20(b) of this  Agreement.  The Employee and the Company agree that, to the fullest extent  permitted by applicable  law, a final and non-appealable  judgment in any such suit, action or proceeding in any such court shall be  conclusive  and binding upon the Employee and the
          Company.

     IN WITNESS  WHEREOF,  the parties have duly executed this  Agreement  which shall be effective as of the effective date noted above.

                                            NEUROGEN CORPORATION

                                            By:/S/ STEVE DAVIS
                                               ---------------------------------
                                            Name:  Steve Davis
                                            Title: Chief Business Officer

                                            By:/S/ JULIAN BAKER
                                               ---------------------------------
                                            Name:   Julian Baker
                                            Title:  Director and Chairman of the
                                                    Executive Committee

                                            /S/ WILLIAM KOSTER
                                            ------------------------------------
                                            Dr. William Koster

                                                                   Exhibit 10.34

                               SEVERANCE AGREEMENT

     This agreement (the  "Agreement'),  effective as of September 7, 2001, (the
"Effective  Date')  is made by and  between  Neurogen  Corporation,  a  Delaware
corporation   (the   Company'),   and  Harry  H.  Penner,   Jr.,  an  individual
(`Employee').

     Whereas,  the  Employee  and the  Company  have  mutually  agreed  that the
Employees  status as an employee of the Company will  terminate on the Effective
Date.

Now, the Company and the Employee agree as follows:

1.   Termination  of  Employment  Agreement.  Except as  specifically  set forth herein,  the  Employment  Agreement,  dated  as of  December  1,  1993,  as previously  amended,  (the "Employment  Agreement") between the Company and
     the  Employee   shall  be  terminated  as  of  the  Effective   Date  arid,
     notwithstanding  anything in the Employment Agreement to the contrary,  the
     Employee  shall be entitled  only to the rights and  benefits  specified in this Agreement and any other rights,  benefits or obligations  specified in the Employment Agreement shall be void.

2.   Salary Through the Effective  Date.  The Employees  current salary shall be paid through the Effective Date.

3.   Additional  Severance  Benefits.  Employee  also shall be  entitled  to the following benefits:

     (i)  For  twelve  months  following  the  Effective  Date,  so  long as the
          Employee remains  eligible for coverage under the Company's  insurance plans  (pursuant  to COBRA or  otherwise),  the  Company  will  assume responsibility for the cost of continued medical, dental,  disability, and life (up to a maximum  death benefit of  $1,000,000.00)  insurance coverage under such plans.  Employee and the Company  acknowledge that in order to  continue  eligibility  for some or all of such  plans the
          Employee may be required to elect to continue such  coverage  pursuant to COBRA.

     (ii) The remaining  balance of  $28,571.43,  of the  Employees  $200,000.00 seven-year  forgivable loan dated August 1, 1995, shall be forgiven in full on the Effective Date.

     (iii)The unvested  Neurogen  employee  stock options  currently held by the
          Employee,  as specified in the  attached  Schedule A (the  `Options'), shall be fully vested and exercisable as of the Effective Date. In all other  respects,  each of such Options shall continue to be subject to the terms (including without limitation,  terms relating to the timing of  expiration  of options held by former  employees)  of the Neurogen
          Corporation 1993 Omnibus Incentive Plan.

     (iv) The  Company  shall pay  Employee a gross bonus of  $207,000.00  (less customary withholdings) within 10 business days of the Effective Date.

     (v)  Employee shall be entitled to keep the Company  computer  equipment he is currently using.

3.   Board  of  Directors.   The  employee  hereby  resigns  from  the  Neurogen
     Corporation Board of Directors, effective as of the Effective Date.

4.   Release.

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

     (b)  Except as provided in subsection (6), the claims released  include all claims,  promises,  debts,  causes of action or similar  rights of any type or nature the  Employee has or had which in any way relate to (1)
          the Employee's employment with the Company, or the termination of that employment,  such as claims for  compensation,  bonuses,  commissions, lost wages or unused  accrued  vacation or sick pay, (2) the design or administration  of any  employee  benefit  program  or  the  Employees entitlement  to benefits  under any such  program,  (3) any rights the
          Employee  has to  severance  or similar  benefits  under any  program,
          policy  or  procedure  of  the  Company,   including  the   Employment
          Agreement,  (4) any  rights  the  Employee  may have to the  continued
          receipt of health or life insurance-type  benefits,  (5) any claims to attorneys  fees or other  indemnities,  and (6) any  other  claims  or demands the Employee may on any basis have. The Employee  acknowledges that his release  covers both claims that the Employee knows about and
          those  the  Employee   does  not  know  about  and   understands   the
          significance of releasing claims he may have. The claims released, for example, may have arisen under any of the following statutes or common law  doctrines:  (i)  anti-discrimination  statutes,  such  as the Age
          Discrimination  in  Employment  Act and Executive  Order 11141,  which prohibit  age  discrimination  in  employment;  Title VII of the Civil
          Rights Act of 1964,  §  1981 of the Civil  Rights Act of 1S66 and
          Executive Order 11246,  which prohibit  discrimination  based on race, color,  national  origin,  religion or sex;  the Equal Pay Act,  which prohibits  paying  men and  women  unequal  pay for  equal  work;  the
          American With  Disabilities  Act and §  § 503 and 504 of the
          Rehabilitation Act of 1973, which prohibit  discrimination against the disabled;  and any other  federal,  state or local laws or regulations prohibiting employment  discrimination and (ii) other employment laws, such as any federal,  state or local law  (including  public policy or common law) or regulation  providing  workers  compensation  benefits, restricting  an employers  right to  terminate  employees or otherwise regulating  employment;  any  federal  state  or local  law  enforcing express or implied  employment  contracts  or requiring an employer to deal with  employees  fairly or in good faith;  and any other federal, state or local laws providing  recourse for alleged wrongful discharge
          (including  any whistle blower  claim),  physical or personal  injury, emotional distress and similar or related claims.

     (c)  Notwithstanding  the  above,  this  Agreement  does  not  release  the
          Employee's right to enforce this Agreement.

5.   General Provisions.

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

     (f)  Notwithstanding  anything in this  Agreement to the contrary,  any and all obligations of the Employee under the Proprietary  Information and
          Inventions  Agreement  between  the  Company  and the  Employee  shall survive his  employment  with the Company and any  termination  of the
          Employment Agreement.

     In witness whereof, the parties have duly executed this agreement as of the date specified above.

                                                 NEUROGEN CORPORATION

                                                 By:/s/   STEPHEN R. DAVIS
                                                    ------------------------
                                                      Stephen R. Davis

                                                 EMPLOYEE

                                                 By:/s/   HARRY H. PENNER
                                                    ------------------------
                                                      Harry H. Penner

                                                                      Schedule A

                              Harry H. Penner. Jr.
                        Previously Unvested Stock Options
                         Vested As of September 7, 2001

                                                                  Shares
                                                                  Vested
                                                                  as of                   New
                                                 Exercise         Termination             Expiration
Grant Date               Grant Type              Price            Date                    Date
----------               ----------              --------         -----------             ----------
12/3/96                  Incentive               $18.38           5,442                   9/7/05

12/3/96                  Non-qual.               $18.38           10,558                  9/7/05

12/31/97                 Incentive               $13.50           7,407                   9/7/05

12/31/97                 Non-qual.               $13.50           16,000                  9/7/05

12/31/97                 Non-qual.               $13.50           8,593                   9/7/05

12/31/98                 Non-qual.               $17.50           11,250                  9/7/05

12/31/98                 Non-qual.               $17.50           11,250                  9/7/05