Form 10-K
period 2001-12-31
NEUROGEN CORP
filed 2002-03-29
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

     The  approximate  aggregate  market  value  of the  Common  Stock  held  by non-affiliates of the registrant was $50,626,033 as of March 1, 2002, based upon the closing price of the Common Stock as reported on The Nasdaq  National Market on such date.  For purposes of determining  this number,  shares of Common Stock held by  officers,  directors  and  stockholders  whose  ownership  exceeds five percent were excluded.  This number is provided only for purposes of this report and does not represent an admission by either the  registrant or any such person as to the status of such person.

     As of March 1, 2002, the  registrant had 17,733,476  shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) The Neurogen  Corporation  Proxy  Statement  for the Annual  Meeting of
Stockholders to be held on July 15, 2002 is incorporated by reference into Items
10, 11, 12 and 13 of Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Overview

     Neurogen  Corporation  (NASDAQ:  NRGN) is a  leading  small  molecule  drug discovery and development  company  targeting new drug candidates to improve the lives of patients suffering from neurological,  inflammatory, pain and metabolic disorders.  Neurogen has generated a portfolio of  compelling  new drug programs through its fully  integrated  drug  discovery  platform,  successfully  solving complex issues in the discovery of small  molecule  drugs for valuable  targets.
Neurogen's  strategy is to advance a mix of proprietary drugs independently and, when advantageous,  collaborate with world-class pharmaceutical companies during the drug research and development process to obtain additional  resources and to
access  complementary   expertise.   Neurogen's  Accelerated   Intelligent  Drug
Discovery (AIDD) process and its expertise in cellular functional assays enhance the Company's ability to rapidly and cost effectively  identify active compounds during the drug discovery process.

     Neurogen has diversified its drug discovery and development  efforts across a broad  number of  disease-related  targets and has  discovered  multiple  drug candidates for each target.  Throughout the pharmaceutical industry the majority of all drug  candidates  fail to  overcome  all of the  obstacles  on the way to commercialization. Because of this high attrition rate, we believe that the true value of a drug discovery  company's pipeline is most accurately measured by the
company's  ability  to  rapidly  discover   multiple   generations  of  improved
candidates  within each of several  programs,  rather than by the promise of any single compound in any one program.  We believe that this ability to rapidly and systematically  produce  multiple  generations  of  incrementally  improved drug candidates in multiple programs is our most valuable asset. Although we are much smaller  than  major  pharmaceutical  companies,  we have  discovered  ten small molecule drug candidates that we and our  pharmaceutical  company  partners have taken into human clinical trials.  Two of these candidates from our programs for the treatment of Alzheimer's  disease and insomnia are currently being tested in human trials by our partner in these programs, Pfizer Inc. We are also testing a third candidate from our program for the treatment of inflammatory  disorders in human trials. We own all commercial rights to this program.

     Neurogen is constantly working to gain and maintain a competitive advantage in the process of discovering and developing new drug  candidates.  As a result, we have generated a  high-quality  collection,  or library,  of over 1.3 million potential  drug  compounds  and have  created  powerful new drug  discovery  and refinement  technologies.  The prime  example of these new  technologies  is our
Accelerated  Intelligent Drug Discovery  AIDD(TM) system.  Our AIDD system is an engine for the discovery of new drug leads and the  optimization  of these leads to create drug candidates for clinical development.  We believe that this system also  enables us to generate  chemical  matter with which to rapidly  assess the functional  utility of new gene-based  targets.  Our AIDD system is a key factor
contributing   to  our  belief  that  our  small  molecule  drug  discovery  and development platform is among the most advanced and efficient in the industry.

Background on the Drug Discovery Industry

The Traditional Drug Discovery Process

     Most  drugs work by binding  to a  particular  target in the body,  thereby altering  communication between cells or otherwise regulating cellular activity.
Therefore,  the traditional  path to discovering  small molecule drugs typically begins  with the  identification  of a  biological  target  that is  believed to regulate cellular  communication or activities which could be modulated to treat a given  disorder.  A test,  or assay,  is then  developed  in order to discover compounds with biological activity at this target. Such an assay facilitates the screening  of the  target  against a library  of many  compounds  that have been synthesized  in the  laboratory.  Compounds  that bind to the target protein and alter its activity are referred to as "hits."  Medicinal  chemists then optimize these hits until they have sufficient potency to become lead candidates and then improve  their  "drug-like"  properties,  such as  gastrointestinal  absorption, stability,  freedom from unwanted activities, etc., with the goal of producing a successful drug development candidate.

     Chemists  typically  try to  streamline  the  process by  copying  chemical structures from known active compounds. Even taking this approach,  however, the number of possible  compounds  that could be made is too vast to  actually  test against even a single  target using any  available  technology.  Generally,  the search  is  further  narrowed  only by  educated  guessing.  As a result  of the uncertainty  of this  approach,  traditional  methods can take many years or may fail entirely.

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

Drug Discovery in the Post-Genomics Era

     Private and public groups have  announced the full  sequencing of the human genome.  The  sequencing and  deciphering of the human genome  provides a useful piece in the drug discovery puzzle. Genes and, more significantly,  the proteins they  code for can be  regulators  of  biological  activity  and thus  represent potential  drug  targets.  Today all marketed  drugs  interact at fewer than 500 distinct  biological  targets.  It has been  estimated  that once we more  fully understand the role and  interactions of the 30,000 or more genes comprising the human  genome,  the  number of valid  drug  targets  will  increase  to  several thousand.

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

     The explosion of potential  targets  coupled with the  decreasing  level of validity of those targets presents two significant  challenges to pharmaceutical and  biotechnology  companies  over the next several  years.  One problem in the post-genomics  world is how to quickly  determine  which  genes  might be useful targets  for which  diseases.  An even  more  difficult  task is to  efficiently exploit the  availability  of new potential  targets by rapidly  discovering new lead compounds and optimizing such leads into drug candidates.  Finding superior methods and  technologies  to determine if newly isolated  genes  represent good targets  and  devising  workable  strategies  to  identify  the  most  promising compounds for screening and optimization are essential steps in accelerating and increasing the probability of success of the drug discovery process.  We believe that the greatest  value  created from  genomics  efforts will not be in the new targets  they  provide,  but in the  discovery  of new drugs,  especially  small molecule drugs, which work through these new targets.

The Neurogen Competitive Advantage

     At Neurogen,  we have developed a drug discovery and  development  platform designed to rapidly  discover drug  candidates  for valuable  potential  targets where others have failed and to capitalize  on the wealth of new potential  drug targets.  We  believe  our  proprietary  platform  enables  us  to  rapidly  and efficiently discover compounds that hit new potential drug targets, evaluate the utility of those targets and optimize useful leads into new drug candidates.

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

Components of Neurogen's Discovery and Development Platform

     o   Accelerated Intelligent Drug Discovery (AIDD(TM))system

               AIDD is an integrated system of hardware, software, and processes that  allows  scientists  to improve  on the trial and error  approach traditionally  associated  with drug discovery and  development.  This system  incorporates  automated  robotics  guided by  state-of-the-art
          computerization,    including    neural    network-based    artificial
          intelligence,  to aid our scientists as we design,  model,  synthesize and screen new  chemical  compounds.  Specifically,  AIDD  enables our scientists to streamline and  accelerate  the drug  discovery  process through the  effective  and  efficient  iterative  application  of the screening,  computational  modeling and synthesis  phases of discovery research.

               Our AIDD-based  discovery system works in a closed drug discovery loop of repeated cycles of automated synthesis, testing, and analysis.
          During  each  cycle,  which  can  take  as  little  as  two  weeks,  a computerized,  or  virtual,  model  of  the  interaction  between  the compounds  being  screened and the target  being  screened is created.
          With each  repetition of the cycle,  the virtual model is improved and refined. The neural network system then uses the upgraded model to aid our  scientists in making  better  predictions  about which  compounds should be synthesized and/or screened in the next cycle.

               AIDD   extends   compound   modeling,   prediction,   and  design
          capabilities  beyond that achievable by human perception alone. At the same time,  AIDD is  designed to carry out this drug  discovery  cycle with the exceptionally efficient use of discovery resources.

     o   Focused Compound Library and Virtual Library(TM).

               Our AIDD-based  system works in tandem with our focused  compound library.  Instead of randomly  generating  a compound  library as many other drug  discovery  companies  have done, we have chosen to bias or
          "enrich"  our  compound  library  in favor  of  selected  families  of compounds.  Because the number of small organic  compounds that can be synthesized is virtually infinite, we believe that to be successful in the drug  discovery  process,  it is not the  biggest or most  diverse library  that  counts,  but rather the richest and most  intelligently designed.

               AIDD aids our  scientists  by relating  functional  molecules not just by their core  structures,  but also by their overall  posture in chemical  space.  By  focusing on the  overall  orientation  of active compounds, rather than solely on their core structures, AIDD helps our scientists  as they seek to identify  functionally  related  groups of compounds that we call "Islands(TM)." Starting with computer models of key characteristics both of compounds that work well and of those that work  poorly,  AIDD  allows us to rapidly  evaluate a large  number of promising  chemical  variants  using our  automated  techniques.  This process  allows us to expand  identified  Islands and to discover  new ones.  We  add  compounds  newly  synthesized  in the  process  to our enriched  compound library and subsequently test them against multiple targets via high  throughput  screening.  The results of each of these cycles of synthesis,  analysis and testing are exploited to refine the
          AIDD models so as to aid us in the design of better  compounds and the discovery of new Islands of high activity potential.

               AIDD's  ability  to design  new  compounds  and to  discover  new
          Islands is  accomplished  not only by the  testing  of real  compounds already in our  enriched  library,  but by  testing  computer-designed molecules in a huge "virtual"  library.  These compounds exist only as computer-based compound models, screened against computer-based target models.  The  results of this  Virtual  Screening(TM)  of our  Virtual
          Library(TM), which includes several hundred billion virtual compounds, are also integrated into each succeeding reiteration of the AIDD-based discovery process. Promising virtual compounds are synthesized,  added to the enriched  compound  library,  and tested against actual targets via high throughput screening. In this process we seek to generate new
          Islands of high activity potential  structures and refine the chemical leads that we have identified until we reach compounds that we believe are  promising  enough to move to the next phases of drug research and development.  In addition,  by  determining  which  compounds in which
          Islands  react with newly  identified  targets  with a lower  level of validity,  we believe we can  efficiently  discover a great deal about the ultimate utility of such targets.

     o   Biological Expertise

               We have expanded Neurogen's  expertise in receptor biology beyond gamma-aminobutyric acid GABA receptors,  the Company's original focus.
          Today we  believe  that we have one of the  leading  receptor  biology teams in the  industry.  We utilize  this  expertise in the design and construction  of screening  assays to capitalize  on novel  biological targets in our drug  discovery  efforts.  Neurogen  does not engage in so-called  "me too"  drug  discovery,  by  attempting  to  change  the chemical  structure  of an  existing  drug just enough to create a new patentable  product  that may  offer  little  or no  improvement  over existing therapies working through the same biological target. Rather, we focus on discovering novel drugs, and all of the candidates we have taken  into  the  clinic  work by  distinctly  new  target  mechanisms designed to provide  significant  therapeutic  advantages.  We believe that our scientific  expertise  coupled with our AIDD-based  discovery system  and  our  enriched  library  will  allow  us  to  continue  to efficiently  capitalize  on valuable  drug  targets  where others have failed to discover successful drug candidates and to capitalize on the large  number of new  potential  targets that have  resulted  from the sequencing of the human genome.

Neurogen's Business Strategy

          Neurogen's  vision  is to  become a  continuously  profitable  company excelling  at the  creation  of  small  molecule  drugs  using a  seamless, integrated  discovery,  development and medical paradigm to provide maximal value for the patient and for the  shareholder.  The  following are the key elements of the business  strategy we are employing to achieve the Neurogen vision:

     o    Create a risk-balanced drug portfolio.  To increase the probability of successful  drug discovery and  development  efforts,  we are pursuing multiple  promising targets with multiple drug candidates for multiple disorders.  Neurogen  believes that the robustness of a drug portfolio should be based on the  diversity  of the  programs  in the  pipeline, rather than betting on a single  potential  blockbuster  drug.  We are concentrating our efforts on key therapeutic areas (neuroscience, pain and inflammation)  within which clinical  indications may be developed for a variety of disorders, balancing risk against potential value. We believe that our ability to produce multiple generations of candidates in multiple  programs using AIDD  distinguishes  Neurogen as a leading drug discovery and development company.

     O    Build our development  capability.  Neurogen possesses a powerful drug discovery capability which we are seamlessly linking to pharmaceutical development and clinical initiatives so that we continuously  optimize drug properties. We believe this integrated medical feedback loop will speed  development  of compounds in the clinic,  and we are  deploying additional  resources to support the early clinical trials of our lead drug candidates.

     o    Selectively partner our drug programs.  Neurogen's partnering strategy seeks to retain ownership and control of programs as far downstream as possible,  balancing risk for the Company while maximizing  return for shareholders. We are building capabilities internally to take programs further  in  clinical  development.  These  capabilities  enable us to pursue a flexible  business model,  using  partnered  programs when we feel it will be competitively and economically  advantageous to do so.
          When  we  partner   our   programs   we  seek  to   collaborate   with
          pharmaceutical leaders with demonstrated strengths and resources which complement our own.

Neurogen Drug Programs

     Neurogen designs and develops drugs that we believe will offer  therapeutic advantages  or reduced side effects  over drugs  currently  available to treat a particular  disease.  Most of our  programs  address  novel  targets  for  which significant  scientific  evidence  exists to suggest  that the target  mechanism plays a meaningful role in the disease or disorder we seek to treat. On a select basis, we have also  established  discovery  programs for targets that have been newly  identified as potential  mediators in a disease where less is known about the role of the target mechanism,  but where we feel the risk/reward  profile is particularly  compelling.  In both cases,  we believe  that by  designing  drugs specifically  targeting a  receptor,  such  compounds  offer the  potential  for equivalent or improved  efficacy with fewer side effects than drugs currently on the  market,  or may  cause  markets  to  grow  in  areas  where  few  effective therapeutics  currently  exist.  In addition,  drugs active  against new targets offer  the  possibility  of  adding  to or  synergistically  improving  existing therapy.

     The following  table  summarizes our most advanced  programs in our current drug pipeline:

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
------------------------------ -------------------------- --------------------------- --------------------------

------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Cognition Disorders            GABA                       -Phase II (NGD 97-1)         Pfizer Marketing/
(e.g. Alzheimer's Disease)                                -Preclinical development     Neurogen Royalty
                                                           (NGD 97-2)
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Anxiety and Depression         GABA                       -Completed Phase IIa         Pfizer Marketing/
                                                           (NGD 91-3). Compound did    Neurogen Royalty
                                                           not reach statistical
                                                           significance for efficacy
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Autoimmune and pulmonary       C5a                         Phase I                     Neurogen
disease                                                    (NGD 2000-1)

------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Insomnia                       GABA                        Phase I                     Pfizer Marketing/
                                                           (NGD 96-3)                  Neurogen Royalty
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Depression and Stress          CRF1                        Preclinical development     Aventis Marketing/
                                                           (NGD 98-2)                  Neurogen Royalty

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
------------------------------ -------------------------- --------------------------- --------------------------
Pain                           VR1                         Candidate optimization      Neurogen
------------------------------ -------------------------- --------------------------- --------------------------
------------------------------ -------------------------- --------------------------- --------------------------
Obesity                        MCH                         Research                    Neurogen
------------------------------ -------------------------- --------------------------- --------------------------

     In the  section  below,  we  describe  our  most  significant  active  drug development programs in detail.

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

     We have  discovered a number of compounds  that  exhibit  memory  enhancing effects in animal  models by modulating  GABA  activity at receptor  subtypes we believe are involved in the storage and  retrieval of memory.  Some drugs impair memory by increasing  GABA activity in memory centers of the brain.  These drugs are often  used in  out-patient  surgery  to cause  the  patient  to forget  the surgical procedure.  Our approach in this program is to modulate the GABA system in the  opposite  direction  from these  drugs  which  impair  memory.  Our drug candidates  selectively  decrease  GABA  activity  in the memory  centers of the brain,  an approach which has the potential to thereby  enhance  memory.  Animal studies,  to date,  suggest that compounds with this activity are efficacious in enhancing memory.

     Currently, Pfizer, our collaborative partner in this program, is evaluating the most  advanced  of these  compounds,  NGD 97-1,  in Phase II human  clinical studies, which began in the first quarter of 2001.

Inflammation and Autoimmune Disorders (C5a):

     Complement component C5a promotes inflammation, attracts white blood cells, and may trigger the immune system to start attacking the body's own tissues,  an inappropriate reaction central to autoimmune and inflammatory diseases. Industry estimates value sales of drugs to treat  inflammation,  autoimmune and pulmonary disorders at $23 billion worldwide.

     Neurogen  scientists  believe that  inhibiting  the  activation  of the C5a receptor may work to treat  inflammation in rheumatoid  arthritis,  asthma,  and other autoimmune diseases by blocking inflammatory  responses . A small molecule drug  inhibiting  the C5a receptor  could also be  effective  in treating  other inflammatory  diseases  with the ease of oral  delivery  and without many of the side effects associated with currently available treatments.  We have identified
several   compounds  that  potently  block  the  activation  of  C5a  receptors.
Neurogen's leading compound in this program,  NGD 2000-1 is currently in Phase I clinical  trials.  To date,  we have  retained all rights to our C5a  antagonist program.

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

     The  link  between  the  GABA  system  and  sleep  is  illustrated  by  the benzodiazapine class of drugs such as Valium(R),  which cause sleepiness, and by drugs  marketed to treat  insomnia such as Ambien(R) and  Sonata(R),  which work through the same GABA receptors as the benzodiazapines.  We have identified drug candidates to treat insomnia that have a different GABA receptor binding profile than currently  marketed  drugs.  Animal  studies,  to date,  suggest that these compounds  are  efficacious  in  inducing  sleep with fewer  side  effects  than existing  therapies.  Drugs to treat  insomnia  should not only induce sleep but they should have pharmacokinetic properties which cause the drug to work quickly and then be out of the  system  before  morning.  Pfizer,  our  partner  in this program,  is  currently  evaluating  our lead  compound,  NGD  96-3,  in Phase I clinical studies.

Depression and Stress (CRF1):

     Depression  is one of the most  prevalent  mental  illnesses  in the United
States,  affecting approximately 17 million people or 9% of the adult population annually  according to the National  Institute  of Mental  Health.  While recent pharmaceutical  research has led to improved drugs,  such as Prozac(R),  for the treatment  of  depression,  these  medications  have  limitations  in their use, primarily because of their slow onset of therapeutic  action (often greater than
10 days from the commencement of dosing), lack of efficacy in some patients, and side effects such as sexual dysfunction.  Industry analysts estimate the current annual market for antidepressants to be approximately $17 billion worldwide.

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

     We have  discovered  a number of  compounds  that  block the CRF1  receptor subtype  and have  demonstrated  efficacy  in animal  models of  depression  and stress. Importantly,  the chemical structure of these compounds is significantly outside of the scope of known CRF1  blockers.  We believe  these novel  chemical templates  hold the potential of avoiding the  development  issues of known CRF1 structures.  In December of 2001, we entered into a collaborative agreement with
Aventis  Pharmacuticals  (described  below) to research and develop compounds to modulate CRF1  receptors.  Neurogen and Aventis are evaluating the most advanced of these compounds in preclinical tests in preparation for clinical trials.

Pain (VR-1):

     Neurogen has established a program to explore the utility of compounds that modulate  the type 1 Vanilloid  Receptor  (VR-1) so as to develop  drugs for the treatment of chronic pain. Studies in genetically  altered mice lacking the VR-1 receptor  provide strong evidence for a role of VR-1 in the sensation of noxious heat as well as thermal  hyperalgesia(heightened  sensitivity to pain) in models of inflammatory pain. Neurogen  researchers believe that a drug which blocks the
VR-1  receptor   could  benefit   patients   suffering  from  various  types  of
inflammatory pain states and specific types of nociceptive,  or localized, pain.
Through our AIDD program,  we have discovered and optimized VR-1 antagonist drug leads  suitable for the further  exploration  of the utility of this target.  To date, we have retained all commercial rights to our VR-1 program.

Obesity (MCH):

     Neurogen  has  established  a program to explore the utility of and develop drugs that modulate the effects of Melanin  Concentrating  Hormone (MCH) for the treatment of obesity.  MCH-deficient  mice have reduced body weight and leanness due to reduced feeding and increased  metabolic rate,  suggesting a role for MCH in the  central  regulation  of food  intake  and energy  expenditure.  Neurogen researchers  believe that a drug that blocks the activity of MCH could  decrease appetite and body weight.  We have  discovered and optimized MCH antagonist drug leads suitable for further  exploration of the utility of this target.  To date, we have retained all commercial rights to our MCH program.

Neurogen Collaborations

     Neurogen's  strategy is to advance a mix of proprietary drugs independently and, when advantageous,  collaborate with world-class  pharmaceutical  companies during the drug development process to obtain additional resources and to access complementary  expertise.  The Company's collaboration  agreements offer funding for drug discovery and development programs as well as clinical,  manufacturing, marketing,  and sales expertise. At the same time, Neurogen has retained certain rights to future royalties or profit-sharing for successful drugs resulting from collaborative programs. These strategic alliances balance the Company's exposure to research and  development  risks inherent in the industry  while  retaining a share in the success of future products.

     A summary of the material  terms of our existing  collaborative  agreements follows:

Pfizer Inc.

         o The  1992  Pfizer  Agreement  -  covers   our   GABA-based   anxiety,
           depression and cognitive  disorders program
           - Pfizer  purchased  1.0 million shares of our common stock for $13.8 million.
           - We received  funding  from  1992 through  2001  for   collaborative
             research and development  under these programs.
           - Subject to certain diligence obligations, Pfizer has the  right  to determine when to advance compounds in  the clinical process.
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
           - Pfizer is required to pay  us  royalties based on net sales levels, if any,  for such products.
           - In December 2001, our  collaborative  research  program came to its
             scheduled conclusion.  Pfizer   is  currently developing candidates
             and evaluating   other candidates from the  program  to   determine
             whether further development is desirable.

         o The 1994 Pfizer  Agreement  - covers our  GABA-based  sleep  disorder program
           - Pfizer purchased  approximately 1.1  million shares of  our  common stock for approximately $9.9 million.
           - We  received  funding  from  1994  through 2001  for  research  and development under this program.
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
           - Pfizer is required to  pay us  royalties based on net sales levels, if any, for such products.
           - In December 2001, our  collaborative  research  program came to its
             scheduled conclusion.  Pfizer   is  currently developing candidates
             and evaluating   other candidates from the  program  to   determine
             whether further development is desirable.

         o The 1999 Pfizer Technology Transfer Agreement - license for a portion of our AIDD technology
           - Pfizer received a non-exclusive license to a  portion of  our  AIDD technology.
           - We have received as of  December  31,  2001  $24  million  and  may receive  up  to  an  additional  $3  million  for transfer of  this technology.
           - We may  receive additional payments based upon Pfizer's  success in using the technology.

         o The 2001  Aventis CRF1 Collaboration Agreement
           - Aventis paid $10 million for  the  licensing  of  Neurogen's   CRF1
             technology.
           - Neurogen   will  receive   committed   research payments   and   be
             reimbursed for research expenses for three years from the effective date.
           - Neurogen will receive  milestone payments if specified  development and  regulatory  objectives  are achieved.
           - Aventis received the exclusive  worldwide license  to  manufacture, use and sell CRF1 receptor modulatory  products  developed  in  the collaboration.
           - Aventis is required to  pay us royalties based on net sales levels, if any, for such products.

Patents and Proprietary Technology

     Our success depends, in part, on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing the intellectual  property rights of third parties.  We file patent  applications both in the United States and in foreign  countries,  as we deem  appropriate,  for protection of both our products  and our  processes.  To date,  we are the sole  assignee of 171 issued
United States patents and numerous foreign patents:

        o 66 of our issued  United  States  patents and several  pending  patent applications  concern  the  compounds  in our  GABA-based  program  to discover drugs to treat anxiety, sleep disorders and dementia;

        o 71 of our issued  United  States  patents and several  pending  patent applications  concern  compounds that modulate  activity  at  receptor subtypes for the neurotransmitter dopamine, which is thought to play a role in schizophrenia;

        o 23  of  our  issued United States  patents and several  pending patent applications  are in our drug  discovery  program to treat  depression through the CRF1 receptor; and

        o Five of our issued United  States  patents and several pending  patent applications concern NPY receptor-targeted drug  discovery  candidates to treat obesity.

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

Manufacturing

     Neurogen is currently  relying,  in part, on third-party  manufacturers  to produce large  quantities of development  candidate  compounds for  pre-clinical development and dosage forms of these candidates to support clinical trials.

     Pfizer  manufactures  or will be responsible for  manufacturing,  drugs for clinical  trials  which are  subject to the 1992 Pfizer  Agreement  and the 1994
Pfizer  Agreement and has the right to manufacture  future  products under these collaborations,  if any, for commercialization.

     Aventis  Pharmaceuticals  will be responsible for manufacturing,  or having manufactured,  drugs for  clinical  trials which are subject to the 2001 Aventis
Agreement,   and  has  the  right  to  manufacture  future  products  under  the collaboration, if any, for commercialization.

     With respect to  compounds  not  currently  subject to  collaborations,  we currently  utilize  third-party  manufacturers  for preclinical  development and clinical trials.

Sales and Marketing

     Neurogen's  strategy is to market our products  either  directly or through
co-promotion   arrangements   or  other   licensing   arrangements   with  large
pharmaceutical  or  biotechnology  companies.  We do not expect to  establish  a direct  sales  capability  for at least the next  several  years,  though we may pursue such a capability in the future. Pfizer has the right to market worldwide future products,  if any, resulting from the Pfizer Agreements.  Aventis has the right to market  worldwide  future  products,  if any,  resulting  from the 2001
Aventis CRF1 Collaboration Agreement.

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

     Clinical trials are typically conducted in three sequential phases, but the phases  may  overlap.  In Phase I, the  initial  introduction  of the drug  into healthy human  subjects,  the drug is tested for safety  (adverse side effects),
absorption,  dosage  tolerance,  metabolism,  bio-distribution,   excretion  and
pharmacodynamics (clinical pharmacology). Phase II typically involves studies in a limited patient population

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

     In addition  to  regulations  enforced  by the FDA, we are also  subject to regulation  under the  Occupational  Safety and Health  Act,  the  Environmental
Protection Act, the Toxic Substances Control Act, the Resource  Conservation and
Recovery Act and other  present and  potential  future  federal,  state or local regulations.  Our  research  and  development  involves  the  controlled  use of hazardous materials,  chemicals,  and various low-level  radioactive  compounds.
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

Employees

     As of December  31,  2001,  we had 200  full-time  employees,  of which 150 persons were  scientists and, of these scientists, 64 had Ph.D. degrees. None of our employees are covered by collective bargaining agreements, and  we  consider relations  with  our  employees  to  be  good. Each  of  our  current scientific personnel has entered into confidentiality and non-competition  agreements  with
us.

Research and Development Expenses

     We incurred research and development expenses of $34,494,000,  $28,048,000,
and  $23,965,000  in  2001,   2000,  and  1999,  which  exclude  non-cash  stock
compensation charges of $901,000, $4,637,000 and $77,000, respectively.

ITEM 2. PROPERTIES

     We conduct our operations in laboratory and administrative  facilities on a single site located in Branford,  Connecticut.  The total  facilities  under our ownership  comprise  approximately  148,000 square feet, of which 106,000 square feet is in use by our  personnel.  Approximately  27,000 square feet has not yet been adapted for our research effort.

     In 1995, we leased approximately 24,000 square feet of a 39,000 square foot building  under a ten-year  agreement,  which gave us an option to purchase  the entire  facility  effective  after the fifth  year of the  original  term of the lease.  In January  2001,  we elected to purchase  the entire  facility for $2.4 million.  The  additional  space  acquired of  approximately  15,000 square feet continues to be leased  through us to the  third-party  tenants who occupied the facilities at the time of purchase.

ITEM 3. LEGAL PROCEEDINGS

     We know of no material  litigation or  proceeding  pending or threatened to which we are, or may become, a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
               "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995.

     Except for historical matters,  the matters discussed in this Form 10-K are
"forward-looking  statements"  within  the  meaning  of the  Private  Securities
Litigation  Reform  Act of 1995 or any rules,  regulations  or  releases  of the
Securities  and  Exchange  Commission  with  respect  thereto.   Forward-looking
statements in this Form 10K include,  but are not limited to, statements in Item
1 under the  caption  "Business--Neurogen  Drug  Programs"  with  respect to the
Company's  various product  development  programs and statements in Item 7 under the caption  "Management's  Discussion  and Analysis of Financial  Condition and
Results of  Operations"  with respect to the  sufficiency  of the Company's cash balance to fund planned  operations.  In addition,  the Company may from time to time make forward-looking statements in the future.

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

     o    Neurogen's  dependence  on its  corporate  partners  with  respect  to research and  development  funding,  pre-clinical  evaluation  of drug candidates,  human  clinical  trials  of drug  candidates,  regulatory filings and manufacturing and marketing expertise with respect to most of its most advanced compounds.

     o    Risk that  Neurogen's  interests  will not coincide  with those of its collaborators  with  respect  to the  timing or  conduct  of  clinical development of compounds,  the future production of developed products or strategies  with respect to development  and  commercialization  of such products.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Neurogen is traded on The NASDAQ Stock Market under the symbol NRGN. As of March 1, 2002, there were approximately 237 holders of record of the Company's  common stock.  No dividends have been paid on the common stock to date,  and the Company  currently  intends to retain any earnings for further development of the Company's business.

     The following  table sets forth the high and low closing bid prices for the common stock as reported by NASDAQ.

                                                                HIGH           LOW
                                                                ----           ---
FISCAL 2001:
First Quarter.................................................. $36.9375       $19.4688
Second Quarter.................................................  23.5938        18.3750
Third Quarter..................................................  23.4375        13.5469
Fourth Quarter.................................................  22.5938        15.6094
FISCAL 2000:
First Quarter.................................................. $47.3750       $15.6250
Second Quarter.................................................  30.8750        21.1250
Third Quarter..................................................  38.7500        26.5625
Fourth Quarter.................................................  38.4375        25.9375

ITEM 6.   SELECTED FINANCIAL DATA

For the Year Ended December 31

                                                         (in thousands, except per share data)
                                                -----------------------------------------------------
                                                  2001      2000       1999       1998        1997

                                                --------  --------   --------   ---------   ---------
Total operating revenues....................... $ 11,514  $ 20,413   $ 10,209   $ 11,081    $ 17,979
Total operating expenses....................... $ 42,577  $ 40,858   $ 28,465   $ 24,834    $ 23,276
Net loss....................................... $(25,362) $(15,471)  $(14,618)  $ (9,458)   $   (257)
Net loss per share-basic and diluted........... $  (1.45) $  (0.94)  $  (1.00)  $   (.66)   $   (.02)
Total assets................................... $145,956  $142,588   $ 92,134   $101,810    $111,869
Long-term debt................................. $ 21,029  $  1,912   $  1,912   $   -       $     74
Stockholders' equity........................... $105,383  $126,120   $ 84,710   $ 98,567    $106,918
Weighted average number of shares outstanding-
basic and diluted..............................   17,441    16,490     14,576     14,419      14,348

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

     Since its  inception  in September  1987,  Neurogen has been engaged in the discovery and development of drugs. The Company has not derived any revenue from product  sales and  expects to incur  significant  losses in most years prior to deriving  any such  product  revenues.  Revenues  to date  have  come  from five collaborative  research  agreements,  one license  agreement and one  technology transfer agreement.

     The  preparation  of Neurogen's  financial  statements  in conformity  with generally accepted  accounting  principles  requires  management to make certain estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities  and disclosure of contingent  assets and liabilities at the date of the  financial  statements  and the  reported  amounts of revenues  and expenses during  the  reporting  period.  Management  makes  estimates  in the  areas  of marketable securities and investments, license and research arrangements, income taxes,  accruals and stock compensation.  Actual results could differ from those estimates.

     The Company  believes the following  critical  accounting  policies  affect management's more significant judgments and estimates used in the preparation of
Neurogen's financial statements:

Revenue Recognition

     Each of our  collaborative  research,  licensing  and  technology  transfer agreements are significant to us. The terms of such  arrangements  may cause our operating results to vary considerably from period to period.

     The  Company has  entered  into  collaborative  research  agreements  which provide for the partial funding of specified  projects in exchange for the grant of  certain  rights  related  to  potential  discoveries.  Revenue  under  these arrangements  typically includes upfront  non-refundable  fees, ongoing payments for  specified  levels of staffing  for  research and  milestone  payments  upon occurrence  of certain  events.  The upfront fees are  generally  recognized  as revenue ratably over the period of performance under the research agreement. The research  funding is  recognized  as revenue as the related  research  effort is performed. Revenue derived from the achievement of milestones is recognized when the milestone event occurs.

     Neurogen has also entered into technology  transfer  agreements under which revenue is recognized when a contractual  arrangement exists, fees are fixed and determinable,  delivery of the  technology  has occurred and  collectibility  is reasonably assured.  When customer  acceptance is required,  revenue is deferred until acceptance occurs.  Where there are on-going services or obligations after delivery,  revenue  is  recognized  over the  related  term of the  service on a percentage of completion  basis,  unless such service is  maintenance,  which is recognized  on a straight  line basis.  Generally,  for a contract with multiple elements,  total contract fees are allocated to the different  elements based on evidence of fair value.

Stock-Based  Compensation

     Generally, the Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company has also issued restricted stock to key executives which vest over specified  service periods.  The Company accounts for grants of stock options and restricted  stock in accordance with APB Opinion No.
25, "Accounting for Stock Issued to Employees," and, accordingly,  recognizes no compensation  expense for such  grants  when the grants  have an exercise  price equal to the fair market value at the date of grant.

Marketable  Securities

     The Company invests in U.S.  government and corporate debt securities.  The fair value of these securities are subject to volatility and change. The Company considers  its  investment  portfolio  to be  available-for-sale  securities  as defined in SFAS No. 115,  "Accounting for Certain Investments in Debt and Equity
Securities."  Marketable  securities at December 31, 2001 and 2000  consisted of debt securities  with  maturities of three months to four years.  Securities are
available-for-sale   and  are   carried  at  fair  value  with  the   unrealized
gains/losses reported as other comprehensive  income.  Realized gains and losses have been determined by the specific  identification  method and are included in investment income.

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

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     The Company's fiscal 2001 operating  revenues decreased 44 percent to $11.5 million from 2000  operating  revenues of $20.4  million,  which was an increase from  1999  operating  revenues  of  $10.2  million.  The  decrease  in 2001 was primarily due to a decrease in research and development  revenues resulting from a scheduled  reduction in the Company's staffing on collaborative  programs with
Pfizer (the GABA and NPY programs  described below) and the related reduction in discovery research funding.  The recognition of license fees revenue pursuant to the Pfizer  Technology  Transfer  Agreement  (described below) also decreased in
2001.  The  increase  in  2000  operating  revenues  was  primarily  due  to the recognition of $11.2 million in license fees revenue under the Pfizer Technology
Transfer Agreement offset by a slight decrease in research funding.

     Research and development  expenses,  excluding  non-cash stock compensation charges,  increased 23 percent to $34.5 million in 2001 as compared to 2000, and also  increased 17 percent to $28.0  million in 2000 as compared to 1999.  These increases are due to further  development of potential drug candidates,  as well as the Company's  continued expansion of its AIDD  (TM)(Accelerated  Intelligent
Drug Discovery)  program for the discovery of new drug candidates.  Research and development  expenses represented 84 percent, 83 percent and 85 percent of total operating expenses (excluding non-cash stock compensation charges) for the years ended December 31, 2001, 2000 and 1999, respectively.

     General and administrative expenses,  excluding non-cash stock compensation charges,  increased 15 percent to $6.6 million in 2001 from $5.7 million in 2000 and 31 percent in 2000 from $4.4 million in 1999. These increases are attributed to additional administrative and technical services and personnel to support the protection of Neurogen's  growing  intellectual  property  estate and to support
Neurogen's expanding research pipeline.

     Stock compensation expense, which is primarily composed of non-cash charges to income  related  to the grant of  restricted  stock and the  modification  of certain stock options,  was $1.5 million in 2001,  $7.1 million in 2000 and $0.1 million in 1999.

     Other income,  consisting  primarily of interest  income from invested cash and marketable  securities,  was $4.5 million in 2001,  $5.5 million in 2000 and
$3.6 million in 1999.  The  differences  in annual  income are due  primarily to varying levels of invested funds and available interest rates.

     For the year ended  December 31, 2001,  the Company  recorded a Connecticut income tax benefit of $1.2 million in the Statement of Operations.  This benefit is the result of recent Connecticut legislation,  which allows certain companies to obtain cash refunds from the State of  Connecticut at an exchange rate of 65%
of their  research  and  development  credits  in  exchange  for  foregoing  the carryfoward of these credits into future tax years.

     The  Company  recognized  a net loss of $25.4  million  for the year  ended
December 31, 2001, $15.5 million for the year ended December 31, 2000, and $14.6 million for the year ended  December 31, 1999. The increase in the 2001 net loss is  primarily  due to the  decrease in revenues and the increase in research and development  and  general  and  administrative  expenses  described  above.  The increase in the 2000 net loss from 1999 was to a  non-recurring,  non-cash  $6.5 million  charge  recognized  in the first  quarter  of 2000 upon the  vesting of
137,625  shares of  restricted  stock  granted to certain  employees in 1998 and increases in research and development and general and  administrative  expenses, as  explained  above  (net of a $0.5  million  cumulative  effect  of  change in accounting  principle,  as  discussed  below).  These  increases in expenses are partially offset by the recognition of $10.7 million in revenue under the Pfizer
Technology Transfer Agreement (described below).

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

     The Company  adopted the  guidance of SAB No. 101 in the fourth  quarter of
2000,  retroactive  to January 1, 2000,  and  reflected a  cumulative  effect of change in accounting principle on prior years of $0.5 million, related to timing of revenue  recognition on certain  non-refundable  up-front payments previously recognized on a technology transfer agreement.

LIQUIDITY AND CAPITAL RESOURCES

     At December  31,  2001 and 2000,  cash,  cash  equivalents  and  marketable securities were in the aggregate  $105.3 and $108.8 million,  respectively.  The
Company's  cash  and  other  short-term   investment  levels  decreased  ratably
throughout  2001 due  primarily  to the  increase  in research  and  development expenses,  purchases  of  property,  plant and  equipment  and the  decrease  in discovery research funding and license fees from Pfizer as described above. This decrease was offset by $17.5 million in proceeds from a commercial term mortgage loan  financing  completed  in  December  2001 and a $10.0  million  license fee received under a collaboration  and license  agreement entered into with Aventis
Pharmaceuticals  Inc.  ("Aventis").  A total  amount  of  $42.4  million  of the marketable  securities  at December  31, 2001 have  maturities  greater than one year;  however,  the Company can and may  liquidate  such  investments  prior to maturity to meet its strategic and/or investment objectives. The levels of cash, cash equivalents and marketable securities have fluctuated  significantly in the past  and  are  expected  to do so in the  future  as a  result  of the  factors described below.

     Neurogen's  cash  requirements to date have been met by the proceeds of its
equity  financing   activities,   amounts  received  pursuant  to  collaborative
research,   licensing  or  technology   transfer   arrangements,   certain  debt
arrangements  and  interest  earned on  invested  funds.  The  Company's  equity financing  activities  have  included  underwritten  public  offerings of common stock,  private placement  offerings of common stock and private sales of common stock in connection with collaborative research and licensing agreements.  Total funding  received  from these  financing  activities  was  approximately  $146.6 million.  The Company's  expenditures  have been  primarily to fund research and development and general and  administrative  expenses and to construct and equip its research and development facilities.

     The  debt  agreements  entered  into by the  Company  to date  include  the commercial term mortgage loan financing in December 2001, mentioned above, and a construction  loan entered into in October 1999.  Total proceeds  received under these  agreements as of December 31, 2001, are $22.5  million.  Of these amounts received,  as of December 31,  2001,  $22.4  million  remained  outstanding.  An approximate  aggregate  amount of $1.4 million is due and payable in each of the next five years.  Thereafter,  approximately $15.4 million is payable in regular installments  until the  scheduled  maturity  dates.  As of December  31,  2001,
Neurogen  is not  engaged  in  any  significant  lease  or  capital  expenditure commitments.

     The  Company  plans  to use  its  cash,  cash  equivalents  and  marketable securities  for its research and  development  activities,  working  capital and general corporate purposes.  Neurogen anticipates that its current cash balance, as  supplemented by research  funding  pursuant to its  collaborative  research, licensing and  technology  transfer  agreements,  will be sufficient to fund its current  and  planned  operations  through at least  2004.  However,  Neurogen's funding requirements may change and will depend upon numerous factors, including but not  limited to, the  progress of the  Company's  research  and  development programs,  the timing and results of preclinical  testing and clinical  studies, the timing of regulatory approvals, technological advances, determinations as to the  commercial  potential of its proposed  products,  the status of competitive products and the ability of the Company to establish and maintain  collaborative arrangements  with  others  for the  purpose  of funding  certain  research  and
development   programs,   conducting  clinical  studies,   obtaining  regulatory
approvals  and, if such  approvals  are  obtained,  manufacturing  and marketing products.  Many of these  factors  could  significantly  increase the  Company's expenses and use of cash. The Company  anticipates  that it may augment its cash balance through financing transactions, including the issuance of debt or equity securities  and further  corporate  alliances.  No assurances  can be given that adequate levels of additional  funding can be obtained on favorable terms, if at all.

     As of December 31, 2001,  the Company had  approximately  $83.6 million and
$6.1  million  of  net  operating  loss  and  research  and  development  credit carryforwards,  respectively,  available for federal income tax purposes,  which expire in the years 2004 through 2021. The Company also had approximately  $73.3 million  and $3.5  million  of  Connecticut  state  tax net  operating  loss and research and development credit carryforwards, respectively, which expire in the years  2002  through  2021.  The  Company  has  applied  to  exchange  year 2000
Connecticut  research  and  development  credits  for cash  proceeds  under  new
Connecticut  tax law  provisions  (as  mentioned  above).  Because of "change in ownership"  provisions of the Tax Reform Act of 1986, the Company's  utilization of its net operating loss and research and development credit  carryforwards may be subject to an annual limitation in future periods.

COLLABORATIVE RESEARCH AGREEMENTS

     In  December  2001,  Neurogen  entered  into a  collaboration  and  license agreement with Aventis (the "Aventis  Agreement") pursuant to which Aventis made an initial  payment of $10  million and agreed,  among other  things,  to fund a specified level of resources for at least three years for Neurogen's program for the  discovery  and research of CRF1  receptor-based  drugs for a broad range of applications,  including the  therapeutic  treatment of  depression  and anxiety disorders.  Aventis has the option to extend the discovery  and research  effort for an  additional  two years.  Neurogen is also  eligible to receive  milestone payments  if certain  compound  discovery,  product  development  or  regulatory objectives  are  achieved  subject  to the  collaboration.  In  return,  Aventis received  the  exclusive  worldwide  rights to develop,  manufacture  and market collaboration  drugs that act through the CRF1 receptor,  with no limitations as to the therapeutic indications for which the drugs may be used. Aventis will pay
Neurogen  royalties  based  upon net sales  levels,  if any,  for  collaboration products. Also under the agreement,  Aventis is responsible for funding the cost of  development,  including  clinical  trials,  manufacturing  and  marketing of collaboration products, if any.

     In June  1999,  Neurogen  and Pfizer  entered  into a  technology  transfer agreement (the "Pfizer Technology Transfer Agreement").  Under the terms of this agreement, Pfizer has agreed to pay Neurogen a total of up to $27.0 million over a three  year  period for the  licensing  and  transfer  to Pfizer of certain of
Neurogen's  AIDD  technologies  for the  discovery of new drugs,  along with the installation  of an AIDD  system.  Additional  payments are also  possible  upon
Pfizer's  successful  utilization  of this  technology.  Pfizer  has  received a non-exclusive  license for certain AIDD  intellectual  property and the right to employ this technology in its own drug development  programs. As of December 31,
2001,  Pfizer had provided  $23.5 million in license fees pursuant to the Pfizer
Technology  Transfer  Agreement.

     In 1992,  Neurogen  entered into a  collaborative  research  agreement with
Pfizer  (the "1992  Pfizer  Agreement")  pursuant  to which  Pfizer made a $13.8 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to five years (later extended as described below) for Neurogen's  research  programs for the discovery of GABA-based  drugs for the  treatment of anxiety and  cognitive  disorders.  In 1994,  Neurogen and
Pfizer entered into a second collaborative  research agreement (the "1994 Pfizer
Agreement")  pursuant to which Pfizer made a $9.9 million  equity  investment in the Company  and  agreed,  among  other  things,  to fund a  specified  level of resources  for  up to  four  years  (later  extended  as  described  below)  for
Neurogen's  research  program for the  development  of GABA-based  drugs for the treatment of sleep disorders. As of December 31, 2001, Pfizer had provided $43.2 million and $14.1  million of research  funding to the Company and $0.5  million and $0.3  million  for the  achievement  of  certain  clinical  development  and regulatory  milestones  pursuant to the 1992 and 1994 Pfizer  Agreements and the extensions  of such  agreements,  respectively.  Neurogen is eligible to receive additional  milestone payments of up to $12.0 million and $3.0 million under the
1992 and 1994  Pfizer  Agreements,  respectively,  if  certain  development  and regulatory  objectives  are  achieved  regarding  its  products  subject  to the collaboration.  In  return,  under  the  two  agreements,  Pfizer  received  the exclusive rights to manufacture and market  collaboration drugs that act through the GABA system for the treatment of anxiety, cognition enhancement,  depression or insomnia.  Pfizer will pay Neurogen royalties based upon net sales levels, if any, for such products. Under the agreements,  Pfizer is responsible for funding the cost of all clinical  development and the  manufacturing  and marketing,  if any, of drugs developed from the collaborations.

     On three  occasions,  Neurogen  and  Pfizer  extended  Neurogen's  research efforts  under the 1992 and 1994 Pfizer  Agreements.  Pursuant to the  extension agreements, which terminated in December 2001, Neurogen received $2.9 million in
2001 (which amount is included in the above-described cumulative totals received for the 1992 and 1994 Pfizer Agreements) for research and development funding of the Company's  GABA-based  anxiolytic,  cognitive  enhancer and sleep  disorders projects.

Recently Issued Accounting Pronouncements

     In  August 2001,  the  Financial  Accounting  Standards  Board  issued SFAS
No. 144,  "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS
No. 144  supercedes  SFAS No. 121,  "Accounting for the Impairment of Long-Lived
Assets  and for  Long-Lived  Assets  to be  Disposed  Of,"  in that it  excludes goodwill from its impairment  scope and allows for different  approaches in cash flow  estimation.  However,  SFAS No. 144 retains the fundamental  provisions of
SFAS No. 121 for recognition and measurement of the impairment of (a) long-lived assets to be held and used and  (b) long-lived  assets to be  disposed  of other than by sale.  Neurogen  has not adopted the  provisions  of SFAS  No. 144 as of
December 31, 2001. However, the Company believes that the implementation of this standard  will not have a  material  effect on its  results  of  operations  and financial  position,  since the  impairment  assessment  under  SFAS  No. 144 is largely unchanged from SFAS No. 121 and management is not currently aware of any significant long-lived assets impaired or planned for disposal.

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

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Report of Independent Accountants

                              NEUROGEN CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31
                                                                       -------------------
                                                                         2001      2000
                                                                       --------- ---------
                                                                          (In thousands)

                                Assets
Current Assets:
  Cash and cash equivalents...........................................   $51,062   $48,086
  Restricted cash.....................................................     1,500       -
  Marketable securities...............................................    54,237    60,670
  Receivables from corporate partners.................................     1,554     1,517
  Other current assets, net...........................................     3,027     1,364
                                                                       --------- ---------
Total current assets.................................................    111,380   111,637

Property, plant & equipment:
  Land, building and improvements.....................................    30,489    17,949
  Equipment and furniture.............................................    16,162    14,213
  Construction in progress............................................       462     6,471
  Leasehold improvements..............................................       -       4,026
                                                                       --------- ---------
                                                                          47,113    42,659
Less accumulated depreciation and amortization........................    13,062    12,079
                                                                       --------- ---------
Net property, plant and equipment.....................................    34,051    30,580
Other assets, net.....................................................       525       371
                                                                       --------- ---------
Total assets..........................................................  $145,956  $142,588
                                                                       ========= =========

           See accompanying notes to consolidated financial statements

                              NEUROGEN CORPORATION

                    CONSOLIDATED BALANCE SHEETS--(Continued)
                                                                           December 31
                                                                       -------------------
                                                                         2001      2000
                                                                       --------- ---------
                                                                      (In thousands, except
                                                                         per share data)

              Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses...............................   $ 3,595   $ 5,014
  Unearned revenue from corporate partners, current portion...........     6,699     9,542
  Current portion of loans payable....................................     1,365       -
                                                                       --------- ---------
Total current liabilities.............................................    11,659    14,556

Unearned revenue from corporate partners, net of current portion......     7,885       -
Loans payable, net of current portion.................................    21,029     1,912
                                                                       --------- ---------
Total liabilities.....................................................    40,573    16,468

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, par value $.025 per share; authorized 2,000 shares;
  none issued.........................................................        -        -
  Common stock, par value $.025 per share; authorized 30,000 shares;
  issued and outstanding 17,733 shares in 2001 and 17,386 shares in
  2000...............................................................        443      434
  Additional paid-in capital..........................................   174,709  169,440
  Accumulated deficit.................................................   (67,685) (42,323)
  Deferred compensation...............................................    (2,750)  (1,706)
  Accumulated other comprehensive income..............................       666      275
                                                                       --------- ---------
Total stockholders' equity............................................   105,383  126,120
                                                                       --------- ---------
Total liabilities and stockholders' equity............................  $145,956 $142,588
                                                                       ========= =========

           See accompanying notes to consolidated financial statements

                             NEUROGEN CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Years Ended December 31
                                                         ---------------------------------
                                                            2001        2000       1999
                                                         ----------- ---------- ----------

                                                       (In thousands, except per share data)
Operating revenues:
License fees............................................   $  8,458    $11,208     $  500
Research and development................................      3,056      9,205      9,709
                                                         -----------  ---------  ---------
Total operating revenues................................     11,514     20,413     10,209

Operating expenses:
 Research and development:
  Stock compensation....................................        901      4,637         77
  Other research and development........................     34,494     28,048     23,965
                                                         -----------  ---------  ---------
 Total research and development.........................     35,395     32,685     24,042

 General and administrative:
  Stock compensation ...................................        601      2,456         51
  Other general and administrative......................      6,581      5,717      4,372
                                                          ---------- ----------  ---------
 Total general and administrative.......................      7,182      8,173      4,423
                                                          ---------- ----------  ---------
Total operating expenses................................     42,577     40,858     28,465
                                                          ---------- ----------  ---------
Operating loss..........................................    (31,063)   (20,445)   (18,256)

Other income (expense):
Investment income.......................................      4,604      5,474      3,639
Interest expense........................................       (114)       -           (1)
                                                          ---------- ----------  ---------
Total other income, net.................................      4,490      5,474      3,638

Net loss before income taxes............................    (26,573)   (14,971)   (14,618)

Income tax benefit......................................      1,211        -          -
                                                          ---------- ----------  ---------
Net loss before cumulative effect of change in
accounting principle ...................................    (25,362)   (14,971)   (14,618)
                                                          ---------- ----------  ---------
Cumulative effect on prior years of the application of
SAB No.101, "Revenue Recognition in Financial Statements"      -          (500)       -
                                                          ---------- ----------  ---------
Net loss ...............................................   $(25,362)  $(15,471)  $(14,618)
                                                          ========== ==========  =========
Basic and diluted loss per share:
  Before cumulative effect of change in accounting
  principle ............................................   $  (1.45)  $  (0.91)   $ (1.00)
  Change in accounting principle .......................       -         (0.03)       -
                                                          ---------- ----------  ---------
Basic and diluted loss per share .......................    $ (1.45)  $  (0.94)   $ (1.00)
                                                          ========== ==========  =========
Shares used in calculation of loss per share:
Basic and diluted.......................................     17,441     16,490     14,576
                                                          ========== ==========  =========

           See accompanying notes to consolidated financial statements

                              NEUROGEN CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     For the Years Ended December 31, 2001, 2000 and 1999
                                                                        (in thousands)
                                                 --------------------------------------------------------------------------

                                                                                                    Accumulated
                                                                Additional                          Other
                                                   Common Stock  Paid-in  Accumulated   Deferred    Comprehensive
                                                 Shares Amount   Capital    Deficit   Compensation  Income          Total

                                                 ------- ------ ---------- ----------- ------------  ------------- --------

Balance at December 31, 1998....................  14,656   $366  $113,901  $(12,234)    $(3,540)         $74       $98,567
Forfeiture of restricted stock..................      (7)     -      (131)        -         131            -             -
Deferred compensation ..........................       -      -      (204)        -         333            -           129
Exercise of stock options.......................     126      3       600         -           -            -           603
Stock issued in 401(k) match....................      25      1       353         -           -            -           354
Comprehensive income:
  Net loss......................................       -      -         -   (14,618)          -            -       (14,618)
  Unrealized loss on marketable securities......       -      -         -         -           -         (325)         (325)
                                                 ------- ------ ---------- ----------- ------------  ------------- --------
Balance at December 31, 1999....................  14,800    370   114,519   (26,852)     (3,076)        (251)       84,710
Stock issued in private placements, net of
  offering expenses.............................   1,638     41    38,657         -           -            -        38,698
Deferred compensation ..........................       -      -     5,523         -       1,370            -         6,893
Issuance of stock options.......................       -      -       200         -           -            -           200
Exercise of stock options ......................     899     22    10,010         -           -            -        10,032
Stock issued in 401(k) match ...................      13      -       436         -           -            -           436
Exercise of warrants............................      36      1        95         -           -            -            96
Comprehensive income:
  Net loss......................................       -      -         -   (15,471)          -            -       (15,471)
  Unrealized gain on marketable securities .....       -      -         -         -           -          526           526
                                                 ------- ------ ---------- ---------- ------------   ------------- ---------
Balance at December 31, 2000....................  17,386    434   169,440   (42,323)     (1,706)         275       126,120
Issuance of restricted stock....................     150      4     2,905         -      (2,909)           -             0
Deferred compensation...........................       -      -    (1,392)        -       1,865            -           473
Modification to and issuance of stock options...       -      -     1,029         -           -            -         1,029
Exercise of stock options.......................     171      4     1,439         -           -            -         1,443
Income tax benefits from stock option exercises.       -      -       765         -           -            -           765
Stock issued in 401(k) match ...................      26      1       523         -           -            -           524
Comprehensive income:
  Net loss......................................       -      -         -   (25,362)          -            -       (25,362)
  Unrealized gain on marketable securities......       -      -         -         -           -          391           391
                                                 ------- ------ ---------- ---------- ------------  ------------- ---------
Balance at December 31, 2001....................  17,733   $443  $174,709  $(67,685)    $(2,750)        $666      $105,383
                                                 ======= ====== ========== ========== ============  ============= =========

           See accompanying notes to consolidated financial statements

                              NEUROGEN CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Years ended December 31
                                                                 --------------------------------
                                                                   2001       2000       1999
                                                                 ---------- ---------- ----------
                                                                         (In thousands)
Cash flows from operating activities:
Net loss........................................................   $(25,362) $(15,471)  $(14,618)
Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
Depreciation and amortization expense...........................      2,735     2,762      2,608
Stock compensation expense .....................................      1,502     7,093        129
Noncash compensation and other expense..........................        898       517        459
Loss on disposal of assets......................................         21       141         33
Changes in operating assets and liabilities:
 (Decrease) increase in accounts payable and accrued expenses...     (1,418)    2,309       (155)
 Increase in unearned revenue from corporate partners...........      5,042     6,782      2,500
 (Increase) decrease in receivables from corporate partners.....        (36)   (1,231)       369
 (Increase) decrease in other assets, net.......................     (1,999)     (664)       331
Income tax benefits from exercise of stock options..............        765         -          -
                                                                 ---------- ---------- ----------
Net cash (used in)provided by operating activities..............    (17,852)    2,238     (8,344)
                                                                 ---------- ---------- ----------
Cash flows from investing activities:
Purchases of plant and equipment................................     (6,257)   (7,899)    (3,753)
Purchases of marketable securities..............................    (74,623)  (56,230)   (35,629)
Maturities and sales of marketable securities...................     81,253    29,580     50,806
Proceeds from sales of assets...................................         30        31          -
                                                                 ---------- ---------- ----------
Net cash provided by (used in)investing activities..............        403   (34,518)    11,424
                                                                 ---------- ---------- ----------
Cash flows from financing activities:
Proceeds from issuance of debt..................................     20,588         -      1,912
Change in restricted cash.......................................     (1,500)        -          -
Principal payments under loans payable..........................       (106)        -        (73)
Exercise of warrants and employee stock options.................      1,443    10,080        603
Proceeds from private placement of common stock ................          -    38,698          -
                                                                 ---------- ---------- ----------
Net cash provided by financing activities.......................     20,425    48,778      2,442
                                                                 ---------- ---------- ----------
Net increase in cash and cash equivalents.......................      2,976    16,498      5,522
Cash and cash equivalents at beginning of year..................     48,086    31,588     26,066
                                                                 ---------- ---------- ----------
Cash and cash equivalents at end of year........................    $51,062   $48,086    $31,588
                                                                 ========== ========== ==========

           See accompanying notes to consolidated financial statements

                              NEUROGEN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS--Neurogen  Corporation  ("Neurogen" or the "Company") is a company engaged  in the  discovery  and  development  of new drugs for a broad  range of pharmaceutical uses. Neurogen is focused on discovering new small molecule drugs
(i.e.  drugs  which  can be taken as a pill) for large  market  disorders  where existing therapies achieve limited therapeutic effects or produce unsatisfactory side  effects.  The Company has not derived any revenue  from  product  sales to date.

     USE OF  ESTIMATES--The  preparation  of financial  statements in conformity with  generally  accepted  accounting  principles  requires  management  to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities  and disclosure of contingent  assets and liabilities at the date of the  financial  statements  and the  reported  amounts of revenues  and expenses during  the  reporting  period.  Management  makes  estimates  in the  areas  of investments, license and research arrangements, income taxes, accruals and stock compensation. Actual results could differ from those estimates.

     CASH  EQUIVALENTS  AND MARKETABLE  SECURITIES--The  Company  considers cash equivalents  to be only  those  investments  which are  highly  liquid,  readily convertible  to cash and which mature within three months from date of purchase.
The  carrying  values of cash  equivalents  at  December  31, 2001 and 2000 were approximately $50,774,000 and $47,121,000, respectively.

     The Company  considers its  investment  portfolio to be  available-for-sale securities  as defined in SFAS No. 115.  Marketable  securities  at December 31,
2001 and 2000 consist of debt securities with maturities of three months to four years.  Securities are available for sale and are carried at fair value with the unrealized  gains/losses reported as other comprehensive income.  Realized gains and losses have been  determined by the specific  identification  method and are included in investment  income.  The Company  recognized gross realized gains of
$103,000,  $84,000  and  $15,000  in 2001,  2000 and 1999,  respectively.  Gross realized  losses were  $6,000,  $69,000,  and  $108,000 in 2001,  2000 and 1999,
respectively.

     PROPERTY, PLANT AND EQUIPMENT--Property,  plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful  lives of the  assets, which are as follows:

                 Equipment and furniture............3 to 7 years
                 Leasehold improvements.............Shorter of life of
                                                    lease or 10 years
                 Building, building improvements,
                 building renovations and land
                 improvements.......................7 to 40 years

     REVENUE  RECOGNITION--The  Company has entered into collaborative  research agreements  which  provide  for the  partial  funding of  specified  projects in exchange for the grant of certain rights related to  discoveries.  Revenue under these  arrangements  typically  includes upfront  non-refundable  fees,  ongoing payments for specified  levels of staffing for research and  milestone  payments upon the  occurrence of certain  events.  Since the adoption of SAB No. 101, the upfront  fees are  generally  recognized  as revenue  ratably over the period of performance under the research agreement.  The research funding is recognized as revenue as the related  research  effort is performed.  Revenue derived from the achievement  of  milestones  is  recognized  when the  milestone  event  occurs.

     Neurogen has also entered into technology  transfer  agreements under which revenue is recognized when a contractual  arrangement exists, fees are fixed and determinable,  delivery of the  technology  has occurred and  collectibility  is reasonably assured.  When customer  acceptance is required,  revenue is deferred until acceptance occurs.  Where there are on-going services or obligations after delivery,  revenue  is  recognized  over the  related  term of the  service on a percentage of completion basis, unless such obligation is maintenance,  which is recognized  on a straight  line basis.  Generally,  for a contract with multiple elements,  total contract fees are allocated to the different  elements based on evidence of fair value.

     Revenue  resulting from up-front  non-refundable  fees under  collaborative research  agreements  and all  fees  under  technology  transfer  agreements  is recorded as License  Fees  revenue for  purposes  of the  financial  statements.
Research funding for the Company's  staffing on projects and milestone  payments
under  collaborative   agreements  are  recorded  as  Research  and  Development
revenues.  Deferred  revenue arises from the payments  received for research and development  to be  conducted in future  periods or for  licenses of  Neurogen's rights or technology where Neurogen has continuing involvement.

     In December  1999,  the staff of the  Securities  and  Exchange  Commission issued SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as
amended by SAB No.  101A and 101B,  provides  guidance  on the  measurement  and timing of revenue recognition in financial  statements of public companies.  SAB
No.  101  permits  application  of its  guidance  to be  treated  as a change in accounting  principle in accordance with APB Opinion No. 20, Accounting Changes.
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

     STOCK-BASED  COMPENSATION--Generally,  the Company grants  qualified  stock options for a fixed number of shares to employees  with an exercise  price equal to the fair  market  value of the shares at the date of grant.  The  Company has also issued restricted stock to key executives which vest over specified service periods.  The Company  accounts for grants of stock options and restricted stock in  accordance  with APB  Opinion  No.  25,  "Accounting  for  Stock  Issued  to
Employees," and, accordingly, recognizes no compensation expense for such grants when the grants have an exercise price equal to the fair market value at date of grant.  The Company has adopted the disclosure  only  provisions of Statement of
Financial  Accounting  Standards  ("SFAS") No. 123,  "Accounting for Stock-Based
Compensation".

     RECENT  PRONOUNCEMENTS--In  July 2001, the Financial  Accounting  Standards
Board issued SFAS No. 141, "Business  Combinations," and SFAS No. 142, "Goodwill
and Other Intangible  Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business  combinations  initiated or completed  after
June 30, 2001.  SFAS No. 141 also  specifies  criteria  that  intangible  assets acquired  in a purchase  business  combination  must meet to be  recognized  and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets  with  indefinite  useful  lives no longer be  amortized,  but instead be tested  for  impairment  at least  annually.  SFAS No.  142 also  requires  that intangible  assets with definite useful lives be amortized over their respective useful lives to their estimated  residual values, and reviewed for impairment in accordance  with SFAS No. 121,  "Accounting  for the  Impairment  of  Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of," which is superceded by SFAS
No. 144 as  discussed  below.  The Company has not been a party to any  business combinations  to date and no  intangible  assets  exist as of December 31, 2001.
Therefore,  the  adoptions  of SFAS No.  141 and  SFAS No.  142 did not have any impact on the Company's 2001 financial statements.

     In  August 2001,  the  Financial  Accounting  Standards  Board  issued SFAS
No. 144,  "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS
No. 144  supercedes  SFAS No. 121,  "Accounting for the Impairment of Long-Lived
Assets  and for  Long-Lived  Assets  to be  Disposed  Of,"  in that it  excludes goodwill from its impairment  scope and allows for different  approaches in cash flow  estimation.  However,  SFAS No. 144 retains the fundamental  provisions of
SFAS No. 121 for recognition and measurement of the impairment of (a) long-lived assets to be held and used and  (b) long-lived  assets to be  disposed  of other than by sale.  Neurogen  has not adopted the  provisions  of SFAS  No. 144 as of
December 31, 2001. However, the Company believes that the implementation of this standard  will not have a  material  effect on its  results  of  operations  and financial  position,  since the  impairment  assessment  under  SFAS  No. 144 is largely unchanged from SFAS No. 121 and management is not currently aware of any significant long-lived assets impaired or planned for disposal.

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

     EARNINGS  (LOSS) PER  SHARE--Basic  EPS is calculated by dividing income or loss  attributable to common  stockholders by the weighted average common shares outstanding.  Diluted EPS is calculated  by adjusting  weighted  average  common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive.

     FAIR VALUE OF FINANCIAL  INSTRUMENTS--The  carrying value of long-term debt approximates  its fair value based upon  currently  available  debt  instruments having  similar  interest  rates and  maturities.  The  carrying  amounts of the
Company's other financial instruments approximate their fair value.

     RECLASSIFICATIONS--Certain reclassifications have been made to the 1999 and
2000 financial statements in order to conform to the 2001 presentation.

2.   CORPORATE PARTNER AGREEMENTS

AVENTIS
-------

     In  December  2001,  Neurogen  entered  into a  collaboration  and  license agreement with Aventis (the "Aventis  Agreement") pursuant to which Aventis made an initial  payment of $10  million and agreed,  among other  things,  to fund a specified level of resources for at least three years for Neurogen's program for the  discovery  and research of CRF1  receptor-based  drugs for a broad range of applications,  including the therapeutic treatment and prevention of anxiety and depression  disorders.  Aventis  has the  option to  extend  the  discovery  and research  effort for an  additional  two years.  Neurogen  is also  eligible  to receive milestone payments if certain compound discovery or product  development or regulatory  objectives are achieved subject to the collaboration.  In return,
Aventis  received the exclusive  worldwide  rights to develop,  manufacture  and market  collaboration  drugs  that  act  through  the  CRF1  receptor,  with  no limitations as to the indications for which the drugs may be used.  Aventis will pay Neurogen  royalties based upon net sales levels,  if any, for  collaboration products. Also under the agreement,  Aventis is responsible for funding the cost of  development,  including  clinical  trials,  manufacturing  and  marketing of collaboration  products,  if any.  For the year ended  December  31,  2001,  the
Company recognized $291,000 in revenue under the Aventis Agreement.

PFIZER
------

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
Additional  payments are also possible upon Pfizer's  successful  utilization of this  technology.  Pfizer has received a  non-exclusive  license to certain AIDD intellectual  property,  and the right to employ this technology in its own drug development  programs.  As of  December  31,  2001,  the  company  had  received
$23,500,000  in license  fees  pursuant  to the Pfizer AIDD  agreement  of which
$8,343,000  and  $11,208,000  has been  recognized  as revenue in 2001 and 2000, respectively.  Remaining  revenues  associated  with amounts  received under the
Pfizer  Technology  Transfer  Agreement will be recognized in future periods and may  fluctuate  significantly  depending  on the  timing and  completion  of the
Company's transfer of technology and systems pursuant to the agreement.

     In 1995,  Neurogen and Pfizer entered into a  collaborative  agreement (the
"1995 Pfizer  Agreement")  pursuant to which Pfizer made an equity investment of
$16,500,000 in the Company,  paid a license fee of $3,500,000 and agreed,  among other things,  to fund a specified  level of resources for  Neurogen's  research program for the discovery of drugs which work through the  neuropeptide  Y (NPY)
mechanism  for the  treatment of obesity and other  disorders.  In October 2000,
Neurogen  and  Pfizer   concluded   the  research   phase  of  their   NPY-based
collaboration  according to schedule and the annual  research  funding  received from Pfizer came to its scheduled  conclusion  on October 31, 2000.  Pursuant to
the  1995  Pfizer  Agreement,   Neurogen  received  total  research  funding  of
$13,740,000,  of which  approximately  $2,340,000 and $3,120,000 was received in
2000 and 1999,  respectively,  and  $2,600,000  and $3,120,000 was recognized in revenue in 2000 and 1999,  respectively.  Should  Pfizer in the future  elect to continue  the  development  of any drug  candidates  subject  to  collaboration,
Neurogen could also receive  development and regulatory  milestone  payments and would be entitled to royalty, profit sharing and manufacturing rights.

     In 1992,  Neurogen  entered into a  collaborative  research  agreement with
Pfizer (the "1992  Pfizer  Agreement")  pursuant to which  Pfizer made an equity investment of $13,750,000 in the Company and agreed, among other things, to fund a specified level of resources for up to five years (later extended as described below) for Neurogen's  research  programs for the discovery of GABA-based  drugs for the  treatment of anxiety and  cognitive  disorders.  In 1994,  Neurogen and
Pfizer entered into a second collaborative  research agreement (the "1994 Pfizer
Agreement")  pursuant to which Pfizer made an  additional  equity  investment of
$9,864,000 in the Company and agreed,  among other  things,  to fund a specified level of resources for up to four years (later extended as described  below) for
Neurogen's  research  program for the  development  of GABA-based  drugs for the treatment of sleep disorders. As of December 31, 2001, Pfizer had provided total research  funding of $43,165,000  and $14,108,000 to the Company and payments of
$500,000 and $250,000 for the  achievement of certain  clinical  development and regulatory  milestones  pursuant to the 1992 and 1994 Pfizer  Agreements and the extensions of such agreements, respectively, all of which has been recognized as revenue.  Neurogen is eligible to receive additional milestone payments of up to
$12,000,000  and  $3,000,000   under  the  1992  and  1994  Pfizer   Agreements,
respectively,  if certain  development  and  regulatory  objectives are achieved regarding its products subject to the  collaboration.  In return,  under the two agreements,  Pfizer  received the  exclusive  rights to  manufacture  and market collaboration  drugs  that act  through  the GABA  system for the  treatment  of anxiety, cognition enhancement, depression or insomnia. Pfizer will pay Neurogen royalties  based upon net sales  levels,  if any, for such  products.  Under the agreements,  Pfizer  is  responsible  for  funding  the  cost  of  all  clinical development and the manufacturing and marketing, if any, of drugs developed from the collaborations.

     On three  occasions,  Neurogen  and  Pfizer  extended  Neurogen's  research efforts  under the 1992 and 1994 Pfizer  Agreements.  Pursuant to the  extension agreements,  which  terminated  in December  2001,  Neurogen  has  received  and recognized in revenue  $2,880,000,  $6,240,000  and  $6,240,000 in each of 2001,
2000 and 1999,  respectively  (which  amount is included in the  above-described cumulative totals received for the 1992 and 1994 Pfizer Agreements) for research and  development  funding  of the  Company's  GABA-based  anxiolytic,  cognitive enhancer and sleep disorders projects.

3.   MARKETABLE SECURITIES

     The following  tables  summarize the company's  marketable  securities  (in thousands).

December 31, 2001
                                        Gross           Gross
                      Amortized       Unrealized      Unrealized      Fair Value
                        Cost            Gains           Loss
                     -----------      ----------      ----------     -----------
U.S. Government
notes................  $22,322           $466            $ (9)         $22,779
Corporate notes
and bonds............   31,249            218              (9)          31,458
                     -----------      ----------      ----------     -----------
Total                  $53,571           $684            $(18)         $54,237
                     ===========      ==========      ==========     ===========

December 31, 2000
                                        Gross           Gross
                      Amortized       Unrealized      Unrealized      Fair Value
                        Cost            Gains           Loss
                      ----------      ----------      ----------     -----------
U.S. Government
notes................  $23,586           $126            $(42)         $23,670
Corporate notes
and bonds............   36,809            203             (12)          37,000
                     -----------      ----------      ----------     -----------
Total                  $60,395           $329            $(54)         $60,670
                     ===========      ==========      ==========     ===========

     The following table summarizes investment maturities at December 31, 2001 (in thousands).

                                Amortized Cost          Fair Value
                                --------------         -----------
Less than one year..............   $11,769               $11,820
Due in 1 to 4 years.............    41,802                42,417
                                --------------          ----------
                                   $53,571               $54,237
                                ==============         ===========

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts  payable and accrued  expenses  at December 31 are  summarized  as follows (in thousands):
                            2001   2000
                           ------ ------
Accounts payable...........$2,211 $3,750
Accrued compensation....... 1,384  1,213
Other......................    -      51
                           ------ ------
                           $3,595 $5,014
                           ====== ======

5.   LOANS PAYABLE

     On December 21, 2001, Neurogen entered into a commercial term mortgage loan agreement secured by the Company's  facilities at 15 and 35 Northeast Industrial
Road,  Branford,  CT,  whereby  the lender  provided  total  gross  proceeds  of
$17,500,000.  The Company  expects to use these  proceeds for general  corporate
purposes.   The  loan  is  repayable  in  monthly   principal   installments  of
approximately $97,000 over 10 years plus interest at a floating rate tied to the one month LIBOR rate . A final balloon payment of all remaining principal is due and payable on the maturity date of December 21, 2011.

     Neurogen is required to maintain  $1,000,000 of the mortgage  proceeds in a cash collateral account as security for the loan until the outstanding principal balance reaches $16,500,000.  Another $500,000 of the proceeds are being held in another cash collateral  account until Neurogen completes  specified,  committed site work at the secured  property.  These two conditions are expected to be met within the next  year.  This  $1,500,000  of total  proceeds  is  classified  as restricted cash in current assets.

     In October of 1999,  Neurogen  entered  into a financing  arrangement  with
Connecticut  Innovations,  Inc.  (CII)  secured by the  property at 45 Northeast
Industrial Road, whereby CII agreed to loan up to $5,000,000 to Neurogen for the purchase  and  development  of a new  building to create  additional  laboratory space.  CII  advanced  Neurogen  $1,912,280  for the purchase of the building in
October  1999.  The  remainder  of the loan was  advanced  when  renovation  was substantially  completed  in  July  2001.  The  loan  is  repayable  in  monthly installments  of  approximately  $46,500 over 15 years,  bearing  interest at an annual rate of 7.5%.  Total interest  payments  capitalized  during the building construction  approximated  $111,000  in 2001,  $155,000  in 2000 and $28,000 in
1999.

Scheduled maturities of total loans payable at December 31, 2001 are:

(In thousands)
--------------------------
2002                $1,365
2003                 1,380
2004                 1,396
2005                 1,414
2006                 1,433
Thereafter          15,406
                   -------
                   $22,394
                   =======

     In 1995, the Company  entered into a ten year operating  lease agreement to lease 24,000 square feet of space at 15 Northeast  Industrial  Road. The Company had an option to purchase the  building  after the fifth year of the lease which it exercised on January 11, 2001 for $2,437,500,  thereby terminating the lease.
Unamortized  leasehold improvement costs were capitalized into the cost basis of the  building  at  time  of  purchase.  Prior  to  the  purchase,  rent  expense approximated $4,000, $140,000 and $140,000 in 2001, 2000 and 1999, respectively.

6.   COMMON STOCK

     On June 30, 2000, the Company  entered into a private  placement  agreement with  certain  institutional  investors,  pursuant to which the  Company  issued
1,638,000  shares of its common stock for net proceeds of $38,698,000.

7.   STOCK  OPTIONS,  WARRANTS AND  RESTRICTED STOCK

     The Company has various stock incentive  plans,  under which it has awarded incentive and non-qualified  stock options and restricted  stock.  Stock options are generally  granted at fair market value at the date of grant,  vest over one to five years and expire up to ten years  after  grant.  Under all plans,  there were  6,179,952  shares of common stock  reserved for future  issuance (of which
4,600,568 are for options  outstanding  and 1,579,384 are for options  available for future grant) as of December 31, 2001.

Options
-------

     The  following  table  presents the  combined  activity of its stock option plans for the years ended December 31, as follows:

                                                            2001                           2000                       1999
                                                ----------------------------  --------------------------  ------------------------
                                                                  Weighted                     Weighted                   Weighted
                                                                   Average                      Average                    Average
                                                                  Exercise                     Exercise                   Exercise
                                                  Options           Price      Options           Price     Options          Price
                                                ------------      --------    ------------      --------  ------------    --------
Outstanding at January 1............             3,702,588         $19.49     3,940,844         $14.91    3,680,880         $14.55
Granted.............................             1,199,290          16.85       755,540          33.22      491,712          15.75
Exercised...........................              (181,376)          8.02      (901,377)         11.18     (147,492)          6.44
Canceled............................              (119,934)         24.54       (92,419)         17.09      (84,256)         18.69
                                                ------------      --------   ------------      --------  ------------     --------
Outstanding at December 31......                 4,600,568         $19.13     3,702,588         $19.50    3,940,844         $14.91
                                                ============      ========   ============      ========  ============     ========
Options exercisable at December 31..             2,538,702         $17.90     2,086,033         $15.98    2,419,722         $13.60

     With respect to certain  options for 31,250 shares  granted on December 31,
1997, if the recipient  remains  employed with the Company for a period of seven years from the date of grant,  the exercise  price for any of such options which have not been  exercised at the end of the ten year term of such  option,  shall become zero and the options will be exercised and the shares will be conveyed to the respective  optionees.  The exercise price for any of such options exercised prior to the end of such  ten-year  term shall be $13.50  per share,  the market price of the common  stock on the date of grant.  These  options  are subject to variable plan  accounting and the deferred  compensation is being amortized over the  seven  year  service  period  required  for  these  options  to  vest.  The unamortized balance related to this grant at December 31, 2001 was $234,000. The
Company recognized stock compensation expense of $57,000,  $356,000 and $128,000 for 2001, 2000 and 1999, respectively, relating to these options.

     The Company recorded $23,000 and $34,000 as compensation expense for grants made prior to shareholder approval of the respective option plan and $52,000 and
$200,000 as expense  for option  grants  made to  consultants  in 2001 and 2000, respectively.  In  addition,  $977,000  was  recorded  as  expense  in 2001  for modification to stock options made upon  termination of employment of two former officers. The modifications included acceleration of vesting for one officer and extension of expiration after termination of employment for the other officer.

     The following table presents  weighted  average price and life  information about significant option groups outstanding at December 31, 2001:

                                            Weighted        Weighted
                           Average           Average         Average
     Range of               Number         Contractual      Exercise         Number       Exercise
 Exercise Prices         Outstanding       Life (Yrs.)        Price        Exercisable      Price
-------------------      -----------       -----------      --------       -----------    --------
Less than $9.99....          595,226               4.2         $5.03           455,226       $6.57
$10.00-$19.99......        2,612,831               6.7         17.01         1,300,486       16.34
$20.00-$29.99......          782,882               5.4         24.58           605,275       24.86
$30.00-$39.99......          609,629               7.0         34.96           177,715       34.60
                         -----------                                       -----------
                           4,600,568                                         2,538,702
                         ===========                                       ===========

Restricted Stock
----------------

     In 1998,  137,625  shares of  restricted  stock  were  granted  to  certain employees.  The  grant  stipulated  that if the stock  price  closed at or above
$45.00 per share  within four years from the date of such grant the  restriction would  be  removed  and the  stock  would  fully  vest to the  employee  with no restriction.  If the Company's stock price did not reach $45.00 the shares would be  forfeited.  On February 18, 2000,  Neurogen  stock closed the trading day at
47.25,  thereby  removing the restriction and vesting the stock  immediately.  A charge to income of $6,503,000 was recorded in the first quarter of 2000.

     In  September  2001,  150,000  shares of  restricted  stock were granted to certain officers. Of the total shares granted, 10,000 shares vested immediately,
70,000  shares  vest in four  years and 70,000  shares  vest in five  years.  In connection with this grant, the Company recorded deferred  compensation totaling
$2,909,000.  The  portion of the  compensation  associated  with the shares that vested  immediately  was  recognized  as expense  while the  remaining  deferred compensation  is being amortized  ratably over the five year service  period.  A total of $392,000 was recorded as compensation expense in 2001.

Warrants
--------

     In 2000,  36,266  warrants to purchase common stock were exercised at $2.55 per share.  Such warrants were issued in 1991 to a prior lessor of furniture and equipment. At December 31, 2001 and 2000, there were no outstanding warrants.

     As of December 31, 2001  compensation  expense has not been  recognized for the stock option plans,  except as noted above.  Had  compensation  cost for the
Company's  stock  option  plans been  determined  based on the fair value at the grant date for awards in 2001,  2000 and 1999  consistent with the provisions of
SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                 2001       2000       1999
                                               ---------  ---------  ---------
Net loss as reported.........................  $(25,362)  $(15,471)  $(14,618)
Net loss pro forma...........................   (36,595)   (21,730)   (20,384)
Diluted loss per share as reported...........     (1.45)      (.94)     (1.00)
Diluted loss per share-pro forma.............     (2.10)     (1.32)     (1.40)

     The estimated fair value at the date of grant for options  granted in 2001,
2000  and  1999  was  $12.81,   $21.87  and  $9.09,   respectively,   using  the
Black-Scholes model with the following weighted average assumptions:

                                  2001      2000       1999
                                -------    -------   -------
Expected life...............         5          5         5
Interest rate...............       4.4%       5.2%      6.2%
Volatility..................        80%        77%       68%
Expected dividend yield.....         0%         0%        0%

     As additional options are expected to be granted in future years and as the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

8.   INCOME TAXES

     The difference between the Company's "expected" tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 34% to income (loss)
before  provision  for income  taxes,  and actual  tax is  reconciled  below (in thousands):

                                                                 2001      2000      1999
                                                               --------- --------- ---------
Expected tax benefit at 34%................................... $(9,035)  $(5,260)  $(4,919)
State tax benefit net of federal benefit......................  (3,013)     (766)     (762)
R & D credit..................................................  (2,408)   (1,613)   (1,421)
Expiring loss carry forward...................................      -         -        346
State tax rate change ........................................      -         -        240
Other.........................................................     130        15         2
Change in valuation allowance.................................  13,115     7,624     6,514
                                                               --------- --------- ---------
Tax benefit................................................... $(1,211)  $    -    $    -
                                                               ========= ========= =========

     The tax  effect of  temporary  differences  that  give rise to  significant portions of the deferred tax assets and deferred tax liabilities at December 31,
2001 and 2000 are presented below (in thousands):

                                                    2001       2000
                                                  ---------  ---------
DEFERRED TAX ASSETS:
Federal tax operating loss carryforwards.......   $28,418    $21,285
State tax operating loss carryforwards.........     3,629      2,531
Research & development credit carryforwards....     8,419      5,102
Alternative minimum tax credit carryforwards...       362        362
Deferred revenue...............................     5,388      3,615
Deferred compensation..........................       700         -
Other .........................................       402        459
                                                  ---------  ---------
Gross deferred asset...........................    47,318     33,354
Valuation allowance............................   (46,335)   (32,468)
                                                  ---------  ---------
Net deferred asset.............................       983        886
DEFERRED TAX LIABILITY:
Depreciation...................................      (983)      (886)
                                                  ---------  ---------
Net asset/liability............................     $   -     $   -
                                                  =========  =========

     The  valuation  allowance  increased by  $13,867,000  during 2001.  Of this change, $752,000 is  attributable  to certain stock option  transactions  and is charged directly to equity.  The remaining amount of $13,115,000 is attributable to the current year tax  provision  and is due  primarily to the increase in net operating  loss and research and  development  tax credit  carry  forwards.  The
Company  has  provided  a  valuation  allowance  for the full  amount of the net deferred  tax asset,  since  management  has not  determined  that these  future benefits will more likely than not be realized as of December 31, 2001.

     Any  subsequently   recognized  tax  benefits  relating  to  the  valuation
allowance  for  deferred  tax assets as of  December  31, 2001 and 2000 would be allocated as follows (in thousands):

                               2001        2000
                             -------     -------
Income tax provision........ $35,005     $21,123
Additional paid-in-capital..  11,330      11,345
                             -------     -------
                             $46,335     $32,468
                             =======     =======

     As of December  31, 2001,  the Company had  approximately  $83,583,000  and
$6,081,000  of  net  operating   loss  and  research  and   development   credit
carryforwards,  respectively,  available for federal income tax purposes,  which expire in the years  2004  through  2021.  The  Company  also had  approximately
$73,308,000  and  $3,544,000 of  Connecticut  state tax net  operating  loss and research and development credit carryforwards, respectively, which expire in the years 2002 through 2021. Because of "change in ownership"  provisions of the Tax
Reform Act of 1986,  the Company's  utilization  of its net  operating  loss and research  and  development  credit  carryforwards  may be  subject  to an annual limitation in future periods.

     For the year ended  December 31, 2001,  the Company  recorded a Connecticut income  tax  benefit  of  $1,976,000.  This  benefit  is the  result  of  recent
Connecticut  legislation,  which allows certain companies to obtain cash refunds from the State of  Connecticut  at an exchange rate of 65% of their research and development  credits, in exchange for foregoing the carryfoward of these credits into future tax years.  In the third quarter of 2001,  the Company filed a claim to exchange their 2000 research and development credits for cash and as a result recorded a benefit. Of this benefit, $1,211,000 was recorded in the Statement of
Operations  and the  $765,000  benefit  earned  from  research  and  development qualifying  expenditures  resulting from stock option  exercises was recorded to additional paid-in capital.

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

10.   BENEFIT PLANS AND RELATED PARTIES

     The  Company  maintains  a 401(k)  Plan  under  which all of the  Company's employees  are  eligible to  participate.  Each year the Company may, but is not required to, make a discretionary matching contribution to the Plan. The Company currently  matches 100% of employee  contributions  of up to 6% of an employee's salary.  One third of the  match is made in cash and two  thirds of the match is made in Company stock.  Contributions  to the 401(k) plan totaled  approximately
$772,000 in 2001, $600,000 in 2000 and $531,000 in 1999.

     The Company has made loans to certain  officers  and  employees  subject to various compensation  agreements.  Certain loans will be forgiven and recognized as  compensation  expense ratably over defined service periods for each employee ranging from three to seven years.  The amount of loans  outstanding at December
31, 2001 and 2000 was $481,000 and $361,000,  of which $110,000 and $142,000 was short-term, respectively.

11.   SUPPLEMENTAL CASH FLOW INFORMATION

     The  Company  made  interest  payments of  approximately  $204,000 in 2001,
$155,000 in 2000 and $30,000 in 1999. The Company made no income tax payments in
2001, 2000 and 1999.

12.   QUARTERLY FINANCIAL DATA(UNAUDITED)
      (in thousands except per share data)

                                First           Second          Third           Fourth
2001*                          Quarter          Quarter        Quarter          Quarter
-----                          -------          -------        -------          -------
Total revenue.................. $1,970           $3,215         $3,106           $3,223
Total expenses................. 11,403           10,146         10,754           10,274
Other income, net..............  1,509            1,242          1,040              699
Income tax benefit.............     -                -           1,211               -
Net loss....................... (7,924)          (5,689)        (5,397)          (6,352)
Basic and diluted earnings
  per share....................  (0.46)           (0.33)         (0.31)           (0.36)

2000
-----
Total revenue.................. $2,591           $4,620         $7,731           $5,471
Total expenses................. 14,438            8,241          8,349            9,830
Other income, net..............    928            1,079          1,796            1,671
Cumulative effect of change
 in accounting principle.......   (500)             -              -                -
Net income (loss)..............(11,419)          (2,542)         1,178           (2,688)
Basic earnings per share.......  (0.75)           (0.16)          0.07            (0.15)
Diluted earnings per share.....  (0.75)           (0.16)          0.06            (0.15)

* The 2001 third quarter financial data, as reported in the Company's  Quarterly
Report on Form 10-Q for the period ended  September 30, 2001,  has been adjusted to reflect a state income tax benefit of approximately  $1,211,000, as described in Note 8.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Neurogen Corporation

In our opinion,  the  accompanying  consolidated  balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly,  in all material  respects,  the financial  position of Neurogen
Corporation  and its  subsidiary at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with  accounting  principles generally accepted in the United States of America.  These financial  statements are the  responsibility of the Company's  management;  our  responsibility is to express  an  opinion  on these  financial  statements  based on our  audits.  We conducted our audits of these  statements in accordance with auditing  standards generally  accepted in the United States of America,  which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements,  assessing the accounting  principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to  the  financial  statements,  the Company  changed its method of accounting for revenue recognition in 2000.

PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
February 15, 2002

ITEM 9.    CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For  information  relating  to  directors  and  executive  officers  of the
Company,  reference is made to the  discussion  under the captions  "Election of
Directors", "Executive   Officers"  and  "Section  16(a)  Beneficial   Reporting
Compliance" in the Company's Proxy Statement to be delivered to the stockholders in connection  with the Annual  Meeting of  Stockholders  to be held on July 15,
2002, which information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     For information  relating to executive  compensation,  reference is made to
the  discussion  under  the  captions  "Director  Compensation",   "Compensation
Committee Interlocks and Insider Participation", "Officer Compensation", "Terms
and Conditions of Certain Employment and Severance  Agreements",  "Report of the
Compensation Committee of the Board of Directors" and "Performance Graph" in the
Company's  Proxy  Statement to be delivered to the  stockholders  in  connection with the Annual  Meeting of  Stockholders  to be held on July 15,  2002,  which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information  relating to the security  ownership of certain  beneficial owners and  management,  reference is made to the  discussion  under the caption
"Principal Stockholders" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on
July 15, 2002, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information relating to certain relationships and related transactions, reference is made to the discussion under the caption "Certain Relationships and
Related  Transactions"  in the Company's  Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on
July 15, 2002, which information is incorporated herein by reference.

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

   (3)  Exhibits

EXHIBIT
NUMBER                               DESCRIPTION
-------   ----------------------------------------------------------------------
3.1    -  Restated   Certificate  of   Incorporation,  filed   June   17,   1994
          (incorporated by reference to Exhibit 4.1  to  Registration  Statement
          No. 33-81268 on form S-8).

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
          1994).

10.9    - Form of Proprietary Information and Inventions  Agreement(incorporated by reference to Exhibit  10.31 to  Registration Statement No. 33-29709
          on Form S-1).

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

10.29   - Amended and Restated Neurogen Corporation  2001 Stock  Option Plan, as
          amended  and  restated  effective  September  4, 2001 (incorporated by reference to  Exhibit  10.29  to  the  Company's  Form  10-Q  for  the
          quarterly period ended September 30, 2001).

10.30   - Form of Incentive Stock Option Agreement  currently used in connection with the grant of options  under the  Amended  and  Restated  Neurogen
          Corporation 2001 Stoc k Option  Plan  (incorporated  by  reference  to
          Exhibit  10.30  to  the  Company's  Form 10-Q for the quarterly period ended September 30, 2001).

10.31   - Form of the  Non-Qualified  Stock Option  Agreement  currently used in connection  with the grant of options  under the Amended and  Restated
          Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the  quarterly  period ended September 30, 2001).

10.32   - Form of Neurogen Special Committee Stock Option Plan (incorporated  by reference to  Exhibit  10.32  to  the  Company's  Form  10-Q  for  the
          quarterly period ended September 30, 2001).

10.33   - Employment  Agreement between the Company and William H. Koster, dated as of September 4, 2001 (incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended  September  30,
          2001).

10.34   - Severance  Agreement  between the Company  and Harry H.  Penner,  Jr., dated as of  September 7,  2001  (incorporated by reference to Exhibit
          10.34 to the Company's  Form  10-Q  for  the  quarterly  period  ended
          September 30, 2001).

10.35   - Collaboration and License Agreement dated  as  of  December  11,  2001 between the Company  and  Aventis  Pharmaceuticals  Inc. (CONFIDENTIAL
          TREATMENT REQUESTED)

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
          1999).

23.1    - Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1    - Powers of Attorney of Frank C. Carlucci,  Robert H. Roth,  John Simon,
          John  F. Tallman,  Robert  N. Butler,  Jeffrey  J. Collinson , Suzanne
          H. Woolsey, Mark Novitch, Barry M. Bloom,  Julian  C.  Baker, Felix J.
          Baker and Craig Saxton.

(b)       Reports on Form 8-K

          The Company filed two current reports on Form 8-K on December 21, 2001 to submit for filing News Releases of the Company  dated  December 20,
          2001 announcing an exclusive worldwide collaboration agreement between
          Neurogen and Aventis  Pharma to develop new drugs for the treatment of several  disorders  based  on  specified  Company  compounds,  and the preliminary  results from a Phase IIA clinical  study of the Company's lead drug candidate for the treatment of anxiety disorders,  where the subjects  tested  showed a trend toward  efficacy that did not achieve statistical significance.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NEUROGEN CORPORATION

                                                   /S/ WILLIAM H. KOSTER
                                               By:______________________________
                                                     William H. Koster
                                           President and Chief Executive Officer

Date: March 29, 2002

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                    TITLE                              DATE
      -----------                  -------                            ------

            *
___________________________  Chairman of the Board                March 29, 2002
     Frank C. Carlucci         and Director

 /S/ WILLIAM H. KOSTER
___________________________  President, Chief Executive           March 29, 2002
    William H. Koster          Officer and Director
                               (Principal Executive
                               Officer)

  /S/ STEPHEN R. DAVIS
___________________________  Executive Vice President and         March 29, 2002
     Stephen R. Davis          Chief Business Officer
                               (Principal Financial
                               and Accounting Officer)

             *
_________________________   Director                              March 29, 2002
   Robert H. Roth, Ph.D.

             *
__________________________  Director                              March 29, 2002
   Jeffrey J. Collinson

             *
_________________________  Director                               March 29, 2002
        John Simon

             *
_________________________  Director                               March 29, 2002
  Robert N. Butler, M.D.

             *
________________________  Director                                March 29, 2002
   Suzanne H. Woolsey

             *
________________________  Director                                March 29, 2002
     Barry M. Bloom

             *
________________________  Director                                March 29, 2002
      Mark Novitch

             *
________________________  Director                                March 29, 2002
     Julian C. Baker

             *
________________________  Director                                March 29, 2002
      Felix J. Baker

 /S/ WILLIAM H. KOSTER AND STEPHEN R. DAVIS
*By:_____________________________________________________
William H. Koster and Stephen R. Davis, Attorneys-in-Fact

                                                                    EXHIBIT 23.1

                       Consent of Independent Accountants

     We hereby  consent to the  incorporation  by reference in the  Registration
Statements on Form S-8 (Nos. 33-43441,  33-43541,  33-81266,  33-46324, 33-73576
and  33-73586) of the Neurogen  Stock  Option Plan,  the 1993 Omnibus  Incentive
Plan, the 1993 Non-Employee Directors Plan of Neurogen Corporation, the Neurogen
Corporation 2000 Non-Employee  Directors Plan, the Amended and Restated Neurogen
Corporation  2001 Stock Option Plan and the  Neurogen  Special  Committee  Stock
Option Plan of our report dated  February 15, 2002 relating to the  consolidated financial statements of Neurogen Corporation, which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
March 28, 2002

                                                                    EXHIBIT 24.1

                                POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE  PRESENTS,  that the  undersigned  does hereby make,  constitute and appoint  William H. Koster and Stephen R. Davis,  each his attorney-in-fact  and agent with full power of substitution  and  resubstitution for him and in his name, place and stead, in any and all capacities,  to execute for him and on his  behalf  an  Annual  Report  pursuant  to  Section  13 of the
Securities  and Exchange Act of 1934,  as amended,  on Form 10-K relating to the fiscal year ended December 31, 2001, of Neurogen  Corporation  (the  "Company"),
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
this 29th day of March, 2002.

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
make,  constitute and appoint  William H. Koster and Stephen R. Davis,  each his attorney-in-fact  and agent with full power of substitution  and  resubstitution for him and in his name, place and stead, in any and all capacities,  to execute for him and on his  behalf  an  Annual  Report  pursuant  to  Section  13 of the
Securities  and Exchange Act of 1934,  as amended,  on Form 10-K relating to the fiscal year ended December 31, 2001, of Neurogen  Corporation  (the  "Company"),
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
this 29th day of March, 2002.

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
make,  constitute and appoint  William H. Koster and Stephen R. Davis,  each his attorney-in-fact  and agent with full power of substitution  and  resubstitution for him and in his name, place and stead, in any and all capacities,  to execute for him and on his  behalf  an  Annual  Report  pursuant  to  Section  13 of the
Securities  and Exchange Act of 1934,  as amended,  on Form 10-K relating to the fiscal year ended December 31, 2001, of Neurogen  Corporation  (the  "Company"),
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
this 29th day of March, 2002.

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
make,  constitute and appoint  William H. Koster and Stephen R. Davis,  each his attorney-in-fact  and agent with full power of substitution  and  resubstitution for him and in his name, place and stead, in any and all capacities,  to execute for him and on his  behalf  an  Annual  Report  pursuant  to  Section  13 of the
Securities  and Exchange Act of 1934,  as amended,  on Form 10-K relating to the fiscal year ended December 31, 2001, of Neurogen  Corporation  (the  "Company"),
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
this 29th day of March, 2002.

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
make,  constitute and appoint  William H. Koster and Stephen R. Davis,  each his attorney-in-fact  and agent with full power of substitution  and  resubstitution for him and in his name, place and stead, in any and all capacities,  to execute for him and on his  behalf  an  Annual  Report  pursuant  to  Section  13 of the
Securities  and Exchange Act of 1934,  as amended,  on Form 10-K relating to the fiscal year ended December 31, 2001, of Neurogen  Corporation  (the  "Company"),
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

     IN WITNESS  WHEREOF,  the  undersigned  has executed this Power of Attorney this 29th day of March, 2002.

                                                    /s/ ROBERT N. BUTLER, M.D.
                                                    ----------------------------
                                                       Robert N. Butler, M.D.

                                                                    EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE  PRESENTS,  that the  undersigned  does hereby make,  constitute and appoint  William H. Koster and Stephen R. Davis,  each his attorney-in-fact  and agent with full power of substitution  and  resubstitution for him and in his name, place and stead, in any and all capacities,  to execute for him and on his  behalf  an  Annual  Report  pursuant  to  Section  13 of the
Securities  and Exchange Act of 1934,  as amended,  on Form 10-K relating to the fiscal year ended December 31, 2001, of Neurogen  Corporation  (the  "Company"),
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
this 29th day of March, 2002.

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
make,  constitute and appoint  William H. Koster and Stephen R. Davis,  each his attorney-in-fact  and agent with full power of substitution  and  resubstitution for him and in his name, place and stead, in any and all capacities,  to execute for him and on his  behalf  an  Annual  Report  pursuant  to  Section  13 of the
Securities  and Exchange Act of 1934,  as amended,  on Form 10-K relating to the fiscal year ended December 31, 2001, of Neurogen  Corporation  (the  "Company"),
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
this 29th day of March, 2002.

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
make,  constitute and appoint  William H. Koster and Stephen R. Davis,  each his attorney-in-fact  and agent with full power of substitution  and  resubstitution for him and in his name, place and stead, in any and all capacities,  to execute for him and on his  behalf  an  Annual  Report  pursuant  to  Section  13 of the
Securities  and Exchange Act of 1934,  as amended,  on Form 10-K relating to the fiscal year ended December 31, 2001, of Neurogen  Corporation  (the  "Company"),
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

     IN WITNESS  WHEREOF,  the  undersigned  has executed this Power of Attorney this 29th day of March, 2002.

                                                    /s/ SUZANNE H. WOOLSEY
                                                    ----------------------------
                                                        Suzanne H. Woolsey

                                                                    EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE  PRESENTS,  that the  undersigned  does hereby make,  constitute and appoint  William H. Koster and Stephen R. Davis,  each his attorney-in-fact  and agent with full power of substitution  and  resubstitution for him and in his name, place and stead, in any and all capacities,  to execute for him and on his  behalf  an  Annual  Report  pursuant  to  Section  13 of the
Securities  and Exchange Act of 1934,  as amended,  on Form 10-K relating to the fiscal year ended December 31, 2001, of Neurogen  Corporation  (the  "Company"),
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

     IN WITNESS  WHEREOF,  the  undersigned  has executed this Power of Attorney this 29th day of March, 2002.

                                                    /s/ JULIAN C. BAKER
                                                    ----------------------------
                                                        Julian C. Baker

                                                                    EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE  PRESENTS,  that the  undersigned  does hereby make,  constitute and appoint  William H. Koster and Stephen R. Davis,  each his attorney-in-fact  and agent with full power of substitution  and  resubstitution for him and in his name, place and stead, in any and all capacities,  to execute for him and on his  behalf  an  Annual  Report  pursuant  to  Section  13 of the
Securities  and Exchange Act of 1934,  as amended,  on Form 10-K relating to the fiscal year ended December 31, 2001, of Neurogen  Corporation  (the  "Company"),
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

     IN WITNESS  WHEREOF,  the  undersigned  has executed this Power of Attorney this 29th day of March, 2002.

                                                    /s/ FELIX J. BAKER
                                                    ----------------------------
                                                        Felix J. Baker

                                                                    EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL YE PERSONS BY THESE  PRESENTS,  that the  undersigned  does hereby make,  constitute and appoint  William H. Koster and Stephen R. Davis,  each his attorney-in-fact  and agent with full power of substitution  and  resubstitution for him and in his name, place and stead, in any and all capacities,  to execute for him and on his  behalf  an  Annual  Report  pursuant  to  Section  13 of the
Securities  and Exchange Act of 1934,  as amended,  on Form 10-K relating to the fiscal year ended December 31, 2001, of Neurogen  Corporation  (the  "Company"),
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

     IN WITNESS  WHEREOF,  the  undersigned  has executed this Power of Attorney this 29th day of March, 2002.

                                                    /s/ CRAIG SAXTON
                                                    ----------------------------
                                                        Craig Saxton

                                                                   EXHIBIT 10.35

                       COLLABORATION AND LICENSE AGREEMENT

     THIS  COLLABORATION  AND LICENSE AGREEMENT (the  "Agreement"),  dated as of
December  11,  2001,  is made by and between  Aventis  Pharmaceuticals  Inc.,  a corporation  organized and existing  under the laws of the State of Delaware and having its principal office at Route 202-206, P. O. Box 6800,  Bridgewater,  New
Jersey 08807 ("Aventis"),  and Neurogen Corporation, a corporation organized and existing under the laws of the State of Delaware and having its principal office at 35 Northeast Industrial Road, Branford, Connecticut 06405 ("Neurogen").

                                  INTRODUCTION

     WHEREAS,   Aventis   is   engaged   in  the   research,   development   and
commercialization  of  human  pharmaceutical   products  in  a  broad  range  of
therapeutic fields;

     WHEREAS,  Neurogen  has an  ongoing  research  program in the field of CRF1
Receptors and has developed certain intellectual property in this field;

     WHEREAS,  the  Parties  desire  to  engage in a  collaborative  program  to discover,  research  and  develop  drugs,  which work  through  modulating  CRF1
Receptors;

     WHEREAS,  it is expected that the resulting compounds from such ongoing and collaborative  research may have a broad range of applications,  including,  but not  limited  to, the  therapeutic  treatment  and  prevention  of  certain  CNS disorders and diseases, such as anxiety and depression; and

     WHEREAS,  the Parties desire for Aventis to develop and commercialize  CRF1
Receptor-related   compounds  resulting  from  such  ongoing  and  collaborative research.

     NOW, THEREFORE, Aventis and Neurogen agree as follows:

                                    ARTICLE 1
                                   DEFINITIONS

     When used in this Agreement,  each of the following capitalized terms shall have the meanings set forth in this Article 1.

     1.1 "Active Compound" shall mean an Aventis Compound,  a Neurogen Compound, or a Joint Compound that is not an Unavailable Compound and {__________}.

          (a)  The phrase "Activity at a CRF1 Receptor" shall mean {__________}.

          (b)  The  phrase  "CRF1  Receptor  specific"  shall  mean  not  having demonstrated activity or affinity at any receptor, ion channel or other drug target  other than the CRF1  Receptor  with a value of less than {__________}.

          (c)  For clarity,  Schedule 1.1(c) contains  examples which illustrate the application of the Active Compound criteria.

     1.2 "Affiliate" shall mean a Person that,  directly or indirectly,  through one or more  intermediates,  controls,  is  controlled  by,  or is under  common control with the Person specified. For the purposes of this definition,  control shall  mean the direct or  indirect  ownership  of (i) in the case of  corporate entities,  securities  authorized  to cast more than fifty  percent (50%) of the votes  in any  election  for  directors,  or (ii) in the  case of  non-corporate entities,  more than fifty  percent (50%)  ownership  interest with the power to direct the management and policies of such non-corporate entity. Notwithstanding the foregoing,  the term "Affiliate"  shall not include  subsidiaries in which a
Person or its Affiliates owns a majority of the ordinary voting power to elect a majority  of the  board of  directors,  but is  restricted  from  electing  such majority by contract or  otherwise,  until such time as such  restriction  is no longer in effect.

     1.3 "Aventis  Compound" shall mean any Compound that (i) is within Aventis'
Proprietary  Chemical  Library and (ii) is screened for activity  against a CRF1
Receptor for purposes of the Research Program.

     1.4 "Aventis Confidential  Information" shall mean Confidential Information
owned  by  Aventis  or  its  Affiliates  or  otherwise   designated  as  Aventis
Confidential  Information  hereunder  but shall not include  Joint  Confidential
Information.

     1.5 "Aventis  Contributed  Technology" shall mean the Aventis CRF1 Compound
Technology  and  Aventis  CRF1  Receptor  Technology,  each  as  defined  below.
Notwithstanding  any other  provision of this  Agreement,  it is understood  and agreed  to by the  Parties  that the  Aventis  Contributed  Technology  does not include  any of  Aventis'  proprietary  screening,  pharmaceutical  development, regulatory or commercialization Technology that is not specific to CRF1.

          (a)  "Aventis  CRF1  Compound  Technology"  shall mean all  Technology
               (other than Joint  Technology)  owned or Controlled by Aventis on the Effective Date or during the Research Program,  which (i) is, relates specifically to, claims or describes any Aventis Compound that  qualifies as an Active  Compound or (ii) that is particular
               to  CRF1  Receptor   Antagonist/Agonists   and  is  necessary  to
               research,  develop,  make,  use or  sell  any  Aventis  Compound,
               Neurogen Compound,  or Joint Compound that qualifies as an Active
               Compound.

          (b)  "Aventis  CRF1  Receptor  Technology"  shall mean all  Technology
               (other than Joint  Technology)  owned or Controlled by Aventis on the  Effective  Date or during the term of the  Research  Program that relates specifically to, claims or describes a CRF1 Receptor or the use  thereof,  or  that is  necessary  to  determine  if a
               Compound has Activity at a CRF1 Receptor.

     1.6 "Aventis  Indemnified  Party" shall mean Aventis and its Affiliates and
their  respective  directors,   officers,   employees  and  agents  entitled  to
indemnification from Neurogen in accordance with Section 11.2 below.

     1.7  "Aventis  Invention"  shall have the meaning set forth in Section 13.1 hereof.

     1.8 "Aventis  Project  Progression  Manual" shall mean the internal Aventis manual and policy for the  progression of research and  development  projects in use as of the Effective Date and attached hereto as Schedule 1.8 {___________}.

     1.9 "Aventis Personnel" shall mean professional researchers and scientists, and regulatory, clinical, and managerial personnel, who are employees of Aventis
(or  whose  services  were  contracted  for by  Aventis)  and  having at least a
Bachelors  Degree in science  and other  academic  or  professional  credentials demonstrating  appropriate  expertise  for the tasks to be  performed  under the
Research Plan or Product Development Plan, as the case may be.

     1.10  "Breach  Notice"  shall mean a written  notice of material  breach as provided for in Section 12.3 below.

     1.11  "Breaching  Party"  shall have the meaning set forth in Section  12.3 below.

     1.12  "Burdened  Compound"  shall mean a Compound as to which there  exists
Third Party rights or other limitations on use, manufacture or sale,  including, without  limitation,  such that  licensing,  royalty  or other  similar  fees or payments must be made to a Third Party in connection  with the use,  manufacture or sale of such Compound.

     1.13  "Business Day" shall mean any day except a Saturday,  Sunday,  or any other day on which a  commercial  bank in New York,  New York is  authorized  to close. Any reference in this agreement to "day" whether or not capitalized shall refer to a calendar day, not a Business Day.

     1.14  "Change  of  Control of  Neurogen"  shall  mean (i) the  acquisition,
directly  or  indirectly,  by  a  Significant   Pharmaceutical   Enterprise,  of
securities  entitled  to cast  fifty  percent  (50%) or more of the votes in any election  of  directors  of  Neurogen,  (ii)  the sale or  other  transfer  to a
Significant  Pharmaceutical Enterprise of all or substantially all of Neurogen's assets  to  which  this  Agreement  relates  or  (iii)  a  business  combination transaction with a Significant  Pharmaceutical  Enterprise,  whether by means of merger,  consolidation,  reverse stock split or otherwise,  which results in the voting securities of Neurogen  outstanding  immediately prior thereto ceasing to represent  at least fifty  percent  (50%) of the  combined  voting  power of the surviving entity immediately after such business combination transaction.

     1.15    "Collaboration    Product"    shall   mean   any   CRF1    Receptor
Antagonist/Agonist,  the manufacture,  import, use, marketing, offer for sale or sale of which,  if done by a Third  Party  (without a license to any CRF1 Patent
Rights) would infringe CRF1 Patent Rights.

     1.16 "Combination Product" shall mean:

          (a)  with respect to a Collaboration  Product, a Collaboration Product that is combined with one or more active ingredients that are not
               CRF1  Receptor  Antagonist/Agonists  covered  by the CRF1  Patent
               Rights; and

          (b)  with  respect to an  {___________},  an  {___________}  for which
               Aventis has made an election to pay Royalties pursuant to Section
               2.3(b)(i)(A),   that  is   combined   with  one  or  more  active
               ingredients  that  are  not  CRF1  Receptor   Antagonist/Agonists
               obtained by Aventis pursuant to Section 2.3(b)(i).

          (c)  with respect to a Competing  Product, a Competing Product that is combined  with one or more active  ingredients  that are not CRF1
               Receptor Antagonist/Agonists.

     1.17 "Commercially Reasonable Efforts" shall mean {___________}.

     1.18 {"___________"}.

     1.19  "Competing  Indication"  shall have the  meaning set forth in Section
2.3(b)(i).

     1.20  "Competing  Product"  shall  have the  meaning  set forth in  Section
2.3(b)(i)(B).

     1.21 "Compound"  shall mean a chemical  compound or substance and prodrugs, enantiomers, salt forms, hydrates, stereo-isomers and racemates thereof.

     1.22  "Confidential  Information"  shall  mean all  proprietary  materials, know-how or other  information  (whether or not patentable)  regarding a Party's technology, products, business information or objectives, which is designated as confidential in writing by the disclosing Party, whether by letter or by the use of an  appropriate  stamp or legend,  prior to or at the time any such material, know-how or other  information is disclosed by the disclosing Party to the other
Party.  Notwithstanding  anything  contained in the  foregoing to the  contrary, materials,  know-how or other  information  which is orally,  electronically  or visually disclosed by a Party, or is disclosed in writing without an appropriate letter,  stamp or legend, shall constitute  Confidential  Information of a Party
(i) if the  disclosing  Party,  within  thirty (30) days after such  disclosure, delivers  to the other  Party a written  document or  documents  describing  the materials,  know-how or other  information and referencing the place and date of such oral, visual, electronic or written disclosure and the names of the persons to whom such  disclosure was made, or (ii) such  information is of the type that is customarily  considered to be confidential  information by persons engaged in activities that are substantially  similar to the activities being engaged in by
the  Parties.   Notwithstanding  the  foregoing,   any  technical  or  financial
information of a Party  disclosed at a meeting of the Research  Committee or the
Product  Development  Committee (or any  subcommittee)  or disclosed  through an audit  report shall  constitute  Confidential  Information  of that Party unless otherwise specified.

     1.23  "Control,"  "Controls,"  or  "Controlled"  shall mean with respect to
Technology,  the  possession  of the ability to grant  licenses  or  sublicenses without  violating the terms of any agreement or other  arrangement with, or the rights of, any other Person.

     1.24 "CRF" shall mean corticotropin releasing factor.

     1.25 "CRF  Family  Member"  shall  mean CRF,  urocortin  I,  urocortin  II, sauvagine, or urotensin or any fragments thereof that bind to a CRF1 Receptor.

     1.26 "CRF1 Patent Rights" shall mean Patent Rights owned or Controlled by a
Party which relate to the composition or use of  {___________}.  Notwithstanding the foregoing,  in no event shall CRF1 Patent Rights include any rights obtained by  Aventis  to  participate  in  the  development  or  commercialization  of an
{-----------}.

     1.27 "CRF1 Receptor" shall mean the subtype-1  transmembrane  corticotropin releasing  factor  receptor  found in humans and other  species  of animal  that
{----------}.

     1.28 "CRF1 Receptor Antagonist/Agonist" shall mean {__________}.

     1.29 "CRF1 Receptor  Modulatory  Compound" shall mean an Aventis  Compound,
Neurogen  Compound  or Joint  Compound  that  has  been  shown to bind to a CRF1
Receptor  with an affinity  value of  {__________}.  For clarity,  Schedule 1.29 contains  examples  which  illustrate  the  application  of  the  CRF1  Receptor
Modulatory Compound criteria.

     1.30  "Disclosing  Party"  shall  mean  a  Party  disclosing   Confidential
Information as provided in Section 10.1.

     1.31 "EDC Program Candidates" shall mean the Neurogen Compounds  designated as NDT 9514579, NDT 9514530,  NDT 9514519, NDT 9514750 and NDT 9521084,  each as more fully  described in Schedule 1.31.  These EDC Program  Candidates  shall be deemed  Lead  Program  Compounds  for  purposes  of  this  Agreement  and may be designated as EDC Program  Compounds  upon  qualification  as such in accordance with the  Aventis  Project  Progression  Manual  and  selection  by the  Product
Development Committee.

     1.32 "EDC Program  Compound"  shall mean a Lead  Program  Compound (i) that meets  the "EDC"  criteria  of  Aventis  as  contained  in the  Aventis  Project
Progression  Manual, and (ii) that is selected as an EDC Program Compound by the
Product Development Committee in accordance with Article 3.

     1.33 "Effective Date" shall mean the date first above written.

     1.34  "Enforcing  Party"  shall  mean a Party  enforcing  Patent  Rights in accordance with Section 13.3(c).

     1.35 "European  Union" shall mean, from time to time,  those countries that are members of the European Union.

     1.36 "{___________}" ______________________.

     1.37 "FDA" shall mean the United  States Food and Drug  Administration,  or any successor agency thereof.

     1.38  "First  Commercial  Sale"  shall  mean,  with  respect to any product approved by a Regulatory Authority for commercial sale as a drug, the first sale by the applicable  Party or its Affiliates or  sublicensees of such product to a
Third Party.

     1.39  "Force  Majeure"  shall mean any  occurrence  beyond  the  reasonable
control  of  a  Party  that  prevents  or  substantially   interferes  with  the
performance by the Party of any of its obligations hereunder,  if such occurs by reason of any act of God, flood, fire, explosion,  earthquake,  strike, lockout, labor dispute,  casualty or accident; or war, revolution,  civil commotion, acts of  public  enemies,  blockage  or  embargo;  or  any  injunction,  law,  order, proclamation, regulation, ordinance, demand or requirement of any government (to the extent  such  government  has ruling  authority  over such  Party) or of any subdivision, authority or representative of any such government; or breakdown of plant, inability to procure or use materials, labor, equipment,  transportation, or energy  sufficient  to meet  manufacturing  needs  without the  necessity  of allocation;  or any other cause  whatsoever,  whether  similar or  dissimilar to those above enumerated, beyond the reasonable control of such Party, if and only if the  Party  affected  shall  have  used  reasonable  efforts  to  avoid  such occurrence and to remedy it promptly if it shall have occurred.

     1.40 "FTE" shall mean a full time equivalent  person year  (consisting of a total of 1,760 hours per calendar  year,  or 440 hours per calendar  quarter) of scientific,  technical or managerial work on or directly related to the Research
Program or the clinical development of Collaboration Products.

     1.41 "Hit Program Compound" shall mean any Compound that is designated as a
Hit Program Compound by the Research Committee pursuant to Section 4.1(b) below, which designation has not been cancelled pursuant to Section 4.1(c).

     1.42 {"___________"}.

     1.43 "IND" shall mean an Investigational  New Drug Application,  as defined in the  U.S.  Federal  Food,  Drug,  and  Cosmetic  Act,  as  amended,  and  the regulations  promulgated  thereunder,  or the equivalent thereto as specified in any succeeding  legislation,  or its foreign equivalent for initiating  clinical trials in the United States or any foreign country.

     1.44 "Joint Compounds" shall mean Compounds invented and synthesized in the conduct of the Research Program, provided however that Joint Compounds shall not include any (i) Compounds  which were,  prior to such  invention and  synthesis, contained in a Party's Proprietary Chemical Library or (ii) {___________}.

     1.45 "Joint Confidential  Information" shall mean Confidential  Information owned  jointly  by  Aventis  and  Neurogen  or  otherwise  designated  as  Joint
Confidential Information hereunder.

     1.46 "Joint Inventions" shall have the meaning set forth in Section 13.1.

     1.47 "Joint Technology" shall mean Technology that is particular to the use of a CRF1 Receptor, or is necessary to research,  develop,  make, use, or sell a
Collaboration  Product,  which Technology (i) is invented during the term of the
Research Program in the course of carrying out the Research Program,  or (ii) is invented  jointly  by the  Parties  during the term of the  Product  Development
Program in the course of carrying out the Product Development Program.

     1.48 "Lead Program  Compound" shall mean a Hit Program  Compound that meets the "Lead  Selection"  criteria of Aventis as contained  in the Aventis  Project
Progression Manual.

     1.49 "Mark" shall have the meaning set forth in Section 13.6.

     1.50  "Materials"  shall  mean  proprietary  clones,  cell  lines,  assays, reagents and materials  derived  therefrom useful in the conduct of the Research
Program. For clarity, Materials shall not include Compounds.

     1.51 "Milestone  Payments" shall mean the payments to be made by Aventis to
Neurogen upon occurrence of certain events as set forth in Article 7.

     1.52 "NDA" shall mean a New Drug Application  pursuant to 21 U.S.C. Section
505(b)(1) submitted to the FDA or any successor  application or procedure or any foreign  counterpart  of a U.S.  New Drug  Application  for  approval to market,
including,   where  applicable,   applications  for  pricing  and  reimbursement
approval.

     1.53 "Net Sales" shall mean:

          (a)  with  respect to Aventis,  the gross  amounts  invoiced by any of
               Aventis or its Affiliates or  sublicensees on account of sales of
               a   Collaboration   Product   {___________},   to  Third  Parties
               (including   without  limitation  Third  Party  distributors  and
               wholesalers), less the total of:

               (i)  Trade, cash and/or quantity discounts actually allowed which are not already reflected in the amount invoiced;

               (ii) Excise,  sales and other consumption taxes (including VAT on the sale of Collaboration Products {___________}) and custom duties to the extent  included in the  invoice  price and to the extent such taxes are remitted to the applicable  taxing authority;

               (iii)Freight,  insurance and other transportation  charges to the
                    extent   included  in  the  invoice  price  and   separately
                    identified on the invoice or other documentation  maintained in the ordinary course of business;

               (iv) Amounts repaid or credited by reason of returns, rejections, defects or recalls  or because of  chargebacks,  retroactive price reductions, refunds or billing errors; and

               (v)  Compulsory payments and rebates directly related to the sale of Collaboration  Products  {___________},  accrued, paid or deducted  in a manner  consistent  with  generally  accepted accounting  principles,  pursuant to agreements  (including, but not limited to, managed care agreements) or governmental regulations.

                    Use of Collaboration  Products {___________} for promotional
                    or  sampling   purposes  and  for  use  in  clinical  trials
                    contemplated under this Agreement shall not be considered in determining  Net  Sales.  In  the  case  of  any  sale  of a
                    Collaboration Product {___________} between or among Aventis and its  Affiliates or  sublicensees  for resale,  Net Sales shall be  calculated as above only on the first arm's length sale thereafter to a Third Party.

               In the event a Collaboration  Product  {___________},  is sold as part of a Combination Product, the Net Sales from the Combination
               Product, for the purposes of determining royalty payments,  shall be determined  by  multiplying  the Net Sales of the  Combination
               Product (as defined in the standard Net Sales definition), during the applicable royalty reporting period, by the fraction,  A/A+B, where A is the average  per unit sale price of active  ingredient contained in the Collaboration Product  {___________},  when sold
               separately   in  finished  form  in  the  country  in  which  the
               Combination  Product is sold and B is the  average  per unit sale price of active  ingredient  contained  in the  other  product(s)
               included  in the  Combination  Product  when sold  separately  in finished form in the country in which the Combination  Product is sold, in each case during the applicable royalty reporting period or, if sales of the Collaboration  Product  {___________},  alone did not occur in such  period,  then in the most  recent  royalty reporting  period in which arms length fair market  sales of such
               Collaboration Product {___________},  occurred. In the event that such  average  sale  price  cannot  be  determined  for  both the
               Collaboration  Product  {___________},  on the one hand,  and all other  product(s)  included in the  Combination  Product,  on the other, Net Sales for the purposes of determining royalty payments shall  be  mutually  agreed  upon  by the  Parties  based  on the relative value contributed by each component,  such agreement not to be unreasonably withheld.

          (b)  With respect to Neurogen,  the gross  amounts  invoiced by any of
               Neurogen or its Affiliates or sublicensees on account of sales of
               a  Competing   Product  to  Third  Parties   (including   without
               limitation Third Party  distributors and  wholesalers),  less the total of:

               (i)  Trade, cash and/or quantity discounts actually allowed which are not already reflected in the amount invoiced;

               (ii) Excise,  sales and other consumption taxes (including VAT on the sale of  Competing  Products)  and custom  duties to the extent  included in the invoice price and to the extent such taxes are remitted to the applicable taxing authority;

               (iii)Freight,  insurance and other transportation  charges to the
                    extent   included  in  the  invoice  price  and   separately
                    identified on the invoice or other documentation  maintained in the ordinary course of business;

               (iv) Amounts repaid or credited by reason of returns, rejections, defects or recalls  or because of  chargebacks,  retroactive price reductions, refunds or billing errors; and

               (v)  Compulsory payments and rebates directly related to the sale of Competing Products, accrued, paid or deducted in a manner consistent with generally  accepted  accounting  principles, pursuant  to  agreements  (including,  but not  limited  to, managed care agreements) or governmental regulations.

               Use of Competing  Products for  promotional or sampling  purposes and for use in clinical trials  contemplated under this Agreement shall not be considered in determining  Net Sales. In the case of any sale of a Competing Product between or among Neurogen and its
               Affiliates  or  sublicensees  for  resale,  Net  Sales  shall  be
               calculated   as  above  only  on  the  first  arm's  length  sale
               thereafter to a Third Party.

               In the event a Competing Product is sold as part of a Combination
               Product,  the Net Sales  from the  Combination  Product,  for the purposes of determining royalty payments,  shall be determined by multiplying the Net Sales of the Combination  Product (as defined in the  standard  Net Sales  definition),  during the  applicable royalty reporting period, by the fraction,  A/A+B, where A is the average per unit sale price of active ingredient contained in the
               Competing  Product when sold  separately  in finished form in the country  in which the  Combination  Product  is sold and B is the average per unit sale price of active ingredient contained in the other  product(s)  included in the Combination  Product when sold
               separately   in  finished  form  in  the  country  in  which  the
               Combination  Product is sold, in each case during the  applicable royalty  reporting  period or, if sales of the Competing  Product alone  did not  occur in such  period,  then in the  most  recent royalty  reporting  period in which arms length fair market sales of such  Competing  Product  occurred.  In the  event  that  such average sale price cannot be  determined  for both the  Competing
               Product  and all other  product(s)  included  in the  Combination
               Product,  Net  Sales  for the  purposes  of  determining  royalty payments  shall be mutually  agreed upon by the Parties  based on the relative value contributed by each component,  such agreement not to be unreasonably withheld.

     1.54  "Neurogen  Compound"  shall  mean any  Compound  that  (i) is  within
Neurogen's  Proprietary  Chemical  Library and (ii) is described in the Neurogen
Initial Report or screened for activity  against a CRF1 Receptor for purposes of the Research Program.

     1.55   "Neurogen   Confidential   Information"   shall  mean   Confidential
Information  owned by Neurogen or its  Affiliates  or  otherwise  designated  as
Neurogen  Confidential   Information  hereunder  but  shall  not  include  Joint
Confidential Information.

     1.56  "Neurogen  Contributed  Technology"  shall  mean  the  Neurogen  CRF1
Compound  Technology  and Neurogen  CRF1  Receptor  Technology,  each as defined below.  Notwithstanding any other provision of this Agreement,  it is understood and agreed by the Parties  that the  Neurogen  Contributed  Technology  does not include any of Neurogen's  proprietary  screening or pharmaceutical  development
Technology  that is not  specific to CRF1.  For  example,  Neurogen  Contributed
Technology does not include Neurogen's AIDDTM Technology.

          (a)  "Neurogen  CRF1 Compound  Technology"  shall mean all  Technology
               (other than Joint  Technology) owned or Controlled by Neurogen on the Effective Date or during the Research Program,  which (i) are the EDC Program  Candidates,  (ii) is, relates  specifically  to, claims or describes any Neurogen  Compound  that  qualifies as an
               Active  Compound  or (iii) that is  particular  to CRF1  Receptor
               Antagonist/Agonists and is necessary to research,  develop, make, use or sell any Neurogen  Compound,  Aventis  Compound,  or Joint
               Compound  that  qualifies as an Active  Compound.  Neurogen  CRF1
               Compound   Technology   will   specifically   include,    without
               limitation,    information    regarding   CRF1   Receptor-related
               pharmacophores  and the Patent  Rights set forth on Schedule 1.56 hereto, which schedule may be amended, updated or replaced by the
               {___________} of the Research Committee.

          (b)  "Neurogen  CRF1 Receptor  Technology"  shall mean all  Technology
               (other than Joint  Technology) owned or Controlled by Neurogen on the  Effective  Date or during the Research  Program that relates specifically  to,  claims or describes a CRF1 Receptor or the use thereof,  or that  is  reasonably  necessary  to  determine  if a
               Compound  has  Activity  at a CRF1  Receptor,  including  without limitation,  Neurogen's  standard  screening assay, the procedure for which is set forth in Schedule 1.1(a).

     1.57  "Neurogen  Indemnified  Party" shall mean Neurogen and its Affiliates and their  respective  directors,  officers,  employees  and agents  entitled to indemnification from Aventis in accordance with Section 11.1 below.

     1.58 "Neurogen  Initial  Report" shall mean a report  delivered by Neurogen prior to the Effective Date  containing (i) the number,  structure and screening results  (including  structure  activity  relationship  data)  of all  Compounds screened by Neurogen  through the date of such report  which have  Activity at a
CRF1  Receptor  and are not  Unavailable  Compounds  and, to the extent any such
Compound  is known to be a Burdened  Compound,  the nature of the  circumstances resulting  in such status;  (ii) the number of  Compounds  which would have been required  to have been  listed  pursuant to item (i) above but for the fact that such  Compounds are  Unavailable  Compounds and the nature of the  circumstances resulting in such status;  and (iii) the structure of all Compounds  screened by
Neurogen in Neurogen's  standard screening assay (the procedure for which is set forth in Schedule  1.1(a)) through the date of such report which have been shown not to have  Activity at a CRF1  Receptor and that fall within the generic scope of a claim (within  Neurogen's Patent Rights) that includes within its scope any
EDC Program  Candidate,  which  report  shall be attached to this  Agreement  as
Schedule 1.58.

     1.59 "Neurogen  Invention" shall have the meaning set forth in Section 13.1 hereof.

     1.60  "Neurogen  Researchers"  shall  mean  professional   researchers  and
scientists who are employees of Neurogen and having at least a Bachelors  Degree
in  science  and  other  academic  or  professional  credentials   demonstrating
appropriate  expertise  for the task to be performed  under the Research Plan or the Product Development Plan, as the case may be.

     1.61  "Non-Breaching  Party" shall mean a Party  sending a Breach Notice in accordance with Section 12.3 below.

     1.62 "Non-Enforcing  Party" shall mean, where one Party is enforcing Patent
Rights against a Third Party, the other Party.

     1.63 {"___________"}.

     1.64  "Party"  shall  mean  Aventis  or  Neurogen,  as the case may be, and
"Parties" shall mean Aventis and Neurogen.

     1.65  "Patent  Rights"  shall mean the rights and  interests  in and to all issued patents and pending patent applications in any country, including without
limitation,   all  provisional   applications,   substitutions,   continuations,
continuations-in-part,  divisions,  and  renewals,  all letters  patent  granted thereon, and all patents-of-addition, reissues, reexaminations and extensions or restorations by existing or future extension or restoration mechanisms.

     1.66 "Person" shall mean any individual,  firm,  corporation,  partnership, limited liability company, trust, unincorporated organization or other entity or a government  agency or political  subdivision  thereto,  and shall  include any successor (by merger or otherwise) of such Person.

     1.67  "Phase I Study"  shall mean a  clinical  study in human  subjects  to
generally  evaluate  the   pharmacokinetic  and  safety  properties  of  a  drug
candidate.  One or more of the following  properties  may be evaluated:  maximum
tolerated  dose;  dosing  interval;  exposure;  and  absorption,   distribution,
metabolism and excretion (ADME).

     1.68  "Phase IIA Study"  shall  mean a clinical  study in a target  patient population to evaluate  preliminary  efficacy  and/or  further  safety of a drug
candidate.   One  or  more  of  the  following   properties  may  be  evaluated:
exploration, dose response, duration of effect and kinetic/dynamic relationship.

     1.69 "Phase IIB Study" shall mean a controlled dose ranging  clinical trial to evaluate  further the efficacy and safety of a candidate drug in the targeted patient population and to attempt to define an appropriate dosing regimen.

     1.70 "Phase III Study"  shall mean a controlled  clinical  trial to confirm with  statistical  significance  the  efficacy and safety of the drug in larger, targeted patient populations, performed to obtain Regulatory Approval of an NDA, or to enhance  the profile of a product for a  non-approved  indication  and not required or pivotal for Regulatory Approval of an NDA.

     1.71 "Product  Development  Committee"  shall have the meaning set forth in
Section 3.2.

     1.72 "Product Development Plan" shall have the meaning set forth in Section
3.2.

     1.73 "Proprietary Chemical Library" shall mean those Compounds that a Party owns or  Controls  as of the  Effective  Date,  or that  come  into the  Party's ownership or Control (other than by licenses  granted in this Agreement)  during the term of the Research Program (other than those Joint Compounds that were not within a Party's  ownership  or Control  prior to the  invention or synthesis of such Joint Compound in the Research Program).

     1.74 "Provider  Lock-Up Period" shall have the meaning set forth in Section
2.4(c)(ii).

     1.75 "Providing Party" shall have the meaning set forth in Section 2.4(a).

     1.76 "Receiver  Lock-Up Period" shall have the meaning set forth in Section
2.4(c)(i).

     1.77 "Receiving Party" shall have the meaning set forth in Section 2.4(a).

     1.78 "Recipient" shall have the meaning set forth in Section 10.1.

     1.79 "Regulatory Approval" shall mean the technical, medical and scientific
licenses,  registrations,   authorizations  and  approvals  (including,  without
limitation,  approvals  of NDAs,  supplements  and  amendments,  pre- and  post-
approvals,  pricing  and  third  party  reimbursement  approvals,  and  labeling approvals) of any national, supra-national,  regional, state or local regulatory agency, department,  bureau,  commission,  council or other governmental entity, necessary  for the  development  (including  the  conduct of  clinical  trials), manufacture,  distribution,  marketing,  promotion, offer for sale, use, import, export or sale of Collaboration Product(s) in a regulatory jurisdiction.

     1.80  "Regulatory  Authority"  shall  mean any  national  (e.g.,  the FDA), supra-national  (e.g.,  the European  Commission or the European  Agency for the
Evaluation of Medicinal Products),  regional,  state or local regulatory agency, department,  bureau,  commission,  council or other governmental  entity in each country of the territory involved in the granting of Regulatory Approval.

     1.81 "Research Committee" shall have the meaning set forth in Section 3.1.

     1.82 "Research Plan" shall have the meaning set forth in Section 4.3.

     1.83  "Research  Program"  shall mean the  collaborative  research  program conducted  in  accordance  with the  provisions  of  Article 4 below  during the
Initial Term and any extension thereof.

     1.84  "Retained  Indications"  shall have the  meaning set forth in Section
2.3(b)(i)(B).

     1.85 "Royalties" shall mean those royalties payable by Aventis to Neurogen, or Neurogen to Aventis, as the case may be, pursuant to this Agreement.

     1.86 "Significant  Pharmaceutical Enterprise" shall mean (a) company (other than Aventis or an Aventis Affiliate) which,  together with its Affiliates,  had worldwide  annual gross  revenues  from the sale of  pharmaceutical  products in excess of {__________}  during its most recently  completed  fiscal year and (b)
any Affiliate of such company.

     1.87  "Technology"  shall mean proprietary  data,  information,  Compounds,
Materials,  intellectual property,  including but not limited to, trade secrets, know-how,  inventions  and  technology,  whether  patentable  or not, and Patent
Rights directed to any of the foregoing.

     1.88 "Third Party(ies)" shall mean any Person other than Neurogen,  Aventis and their respective Affiliates.

     1.89 "Unavailable Compound" shall mean a Compound that has been reported by one Party to the other as not being  available for research and  development  in the Research Program because {__________}. Such report may be made on a Compound by Compound basis or by a generic description  applicable to a group or class of
Compounds.

     1.90 "Valid Claim" shall mean a claim of an issued and unexpired  patent or a claim of a pending patent  application,  which claim has not been held invalid or unenforceable by a court or other government agency of competent jurisdiction from which no appeal can be or has been  taken and has not been  admitted  to be invalid or  unenforceable  through  re-examination  or  disclaimer or otherwise;
provided,  however,  that if a claim of a pending patent  application  shall not have issued  within five years after the filing date from which such claim takes priority such claim shall not  constitute a Valid Claim for the purposes of this
Agreement unless and until such claim shall issue.

     1.91 "Weighted  Average  Royalty Rate" shall mean the amount A divided by B
(A/B)  where A is the sum of (i) the  product  of the  aggregate  Net Sales of a
Collaboration  Product  up to and  including  {__________}  in a  calendar  year multiplied by {__________},  plus (ii) the product of the incremental  aggregate
Net Sales of the  Collaboration  Product over  {__________}  up to and including
{__________}  in a calendar  year  multiplied  by  {__________},  plus (iii) the product of the incremental aggregate Net Sales of the Collaboration Product over
{__________}  up to and including  {__________} in a calendar year multiplied by
{__________},  plus (iv) the product of the  incremental  aggregate Net Sales of the  Collaboration  Product over  {__________}  in a calendar year multiplied by
{__________}, and B is the aggregate Net Sales of the Collaboration Product in a calendar year.

                                   ARTICLE 2
                            LICENSES AND EXCLUSIVITY

     2.1 Development and Commercialization  License Grant to Aventis. Subject to
the obligations,  conditions,  and termination rights set forth herein, Neurogen hereby  grants to Aventis the sole and  exclusive  worldwide  right and license, with  the  right to  sublicense,  under  the  Neurogen  Contributed  Technology,
Neurogen's  interest in any Joint Technology and Neurogen's interest in the CRF1
Patent Rights, to develop, have developed, make, have made, use, import, market, have marketed,  offer for sale, sell and have sold Collaboration  Products.  For purposes of clarification, unless otherwise expressly provided for herein, there shall be no  limitation  on the  licenses  granted  pursuant to this Section 2.1 regarding indications for which Collaboration Products may be used.

     2.2 Reciprocal Research License.

          (a)  Neurogen  grants to Aventis a  co-exclusive  worldwide  right and
               license,  with  no  right  to  sublicense,   under  the  Neurogen
               Contributed  Technology  and  Neurogen's  interest  in any  Joint
               Technology,  to conduct the Research  Program in accordance  with the Research Plan.

          (b)  Aventis  grants to Neurogen a  co-exclusive  worldwide  right and
               license,   with  no  right  to  sublicense,   under  the  Aventis
               Contributed  Technology,  and  Aventis'  interest  in  any  Joint
               Technology,  to conduct the Research  Program in accordance  with the Research Plan.

          (c)  The licenses granted pursuant to this Section 2.2 and Section 2.1 above  include the right of each  licensee  thereunder to use its
               Affiliates  in  exercising  such  rights  and  carrying  out  its obligations under this Agreement;  provided that in the event any such  Affiliate  ceases to meet the  definition  of an  Affiliate
               (whether due to the transfer or sale of all or substantially  all of the assets or stock of such Affiliate or otherwise)  then such right with respect to such Affiliate shall terminate.

     2.3 Exclusivity.

          (a)  During the term of the Research  Program,  neither  Party nor its
               Affiliates  shall  conduct  any other  (i.e.,  other  than  those activities  specified  by  this  Agreement  or  by  the  Research
               Committee pursuant hereto) research,  development,  manufacturing or commercialization  activity, alone or with others, directed to
               CRF1 Receptor Antagonist/Agonists;  provided that the activity of a Party directed toward discovering Active Compounds for purposes of the Research Program as contemplated by Section 4.1(a)(ii) and
               (iii) shall not be a violation of this Section 2.3(a).

          (b)  Following  the  term of the  Research  Program,  Aventis  and any
               Affiliates of Aventis may conduct an independent  program related to CRF1, provided that: {___________}

          (c)  For clarity,  it is  understood  and agreed  that,  except as set forth in Sections  2.4,  2.5,  and 2.6 below,  during the term of this  Agreement and  thereafter,  each Party may screen any Joint
               Compound against any target.

     2.4 Lock-Up Period. {___________}

     2.5 Use of Compounds  Outside the Research Program and Product  Development
Plan.  During the term of this  Agreement,  any  Compound  designated  as an EDC
Program  Compound shall not be used for any purpose other than those  activities specified by the Research Committee or Product Development Committee.

     2.6 Back-Up  Reserve.  The Research  Committee shall have the discretion to select as  back-ups  for a  particular  EDC Program  Compound  or  Collaboration
Product, by {___________},  any Active Compounds,  Hit Program Compounds or Lead
Compounds.  Until the  termination  of this  Agreement,  or until  the  Research
Committee,  by {___________} or the Product Development  Committee,  in its sole discretion,  releases such Compounds from such  restrictions,  neither Party may use any Compound selected as a back-up for any purpose whatsoever other than:

          (a)  for carrying out its responsibilities under the Research Program,
               or

          (b)  for   carrying  out  its   responsibilities   under  the  Product
               Development Plan, or

          (c)  for such other  research  and  development  purposes  that do not involve the use of  Confidential  Information (in accordance with
               Section 10.1,  and  specifically  including but not restricted to
               Confidential  Information protected by the provisions of Sections
               4.1(d),  13.2(e)(ii) or 13.7),  but then only if the structure of such Compound  shall have become  publicly  known other than as a result of breach of confidentiality by such Party.

                                   ARTICLE 3
                                JOINT COMMITTEES

     3.1 Research Committee.  Immediately  following the Effective Date, Aventis and Neurogen will  establish a research  committee  (the  "Research  Committee")
consisting of at least three (3) members from each of Aventis and Neurogen. Each member of the  Research  Committee  shall  have the  authority,  experience  and seniority to enable him or her to carry out the responsibilities of the Research
Committee. The Research Committee will be responsible for developing, monitoring and  reviewing  the  implementation  of the Research Plan by the Parties and for determining the mechanisms for exchange of information and materials between the
Parties.  From time to time, the Research Committee may establish  subcommittees to oversee  specific  projects or  activities  and such  subcommittees  shall be constituted as the Research  Committee shall determine.  The Research  Committee will exist until the expiration or earlier  termination of the Research  Program unless the Parties otherwise agree in writing.

          (a)  Chairperson.  The Research  Committee shall appoint a chairperson from among its members,  which shall rotate semi-annually between representatives  from Neurogen and representatives  from Aventis.
               The chairperson  will be responsible  for scheduling  meetings of the  Research  Committee,  preparing  agendas  for  meetings  and sending to all Research  Committee members notices of all regular meetings and agendas for such  meetings.  The  chairperson  shall appoint a secretary  for each meeting who will record the minutes of the  meeting,  circulate  copies  of  meeting  minutes  to the
               Parties and each Research Committee member promptly following the meeting for review,  comment and approval  and finalize  approved meeting minutes.

          (b)  Meetings.  The Research  Committee  shall meet at least once each calendar  quarter and may meet at additional times as the Parties shall agree.  Meetings will alternate  between the offices of the
               Parties,  unless otherwise agreed, or may be held  telephonically or by  video-conference.  Each  Party  shall be  responsible  for expenses  incurred  by  its  employees  and  its  members  of the
               Research   Committee   incurred   in   attending   or   otherwise
               participating in Research Committee meetings.

          (c)  Decisions of the Committee.  The  responsibility  of the Research
               Committee shall be the timely  identification  and development of
               Hit   Program   Compounds   and  Lead   Program   Compounds   and
               recommendation  of  EDC  Program  Compounds.  {___________}.  The
               Parties may vote at meetings in person, or by telephone,  and may vote by proxy. {___________}. In any other event where a decision cannot be reached by the Research Committee,  the matter shall be referred for resolution as set forth in Section 14.1.

     3.2 Product  Development  Committee.  Immediately  following  the Effective
Date, Aventis and Neurogen will establish a product  development  committee (the
"Product  Development  Committee")  consisting  of at least two (2) members from each of Aventis and Neurogen.  Each member of the Product Development  Committee shall have the authority, experience and seniority to enable him or her to carry out the  responsibilities  of the  Product  Development  Committee.  The Product
Development  Committee will be  responsible  for  determining  selection of Lead
Program  Compounds as EDC Program  Compounds based on the  recommendation of the
Research  Committee,  developing  a  plan  for,  monitoring  and  reviewing  the pre-clinical  and  clinical  development  of the  Collaboration  Products by the
Parties and for  determining  the  mechanisms  for exchange of  information  and materials  between  the  Parties.  From time to time,  the  Product  Development
Committee may establish subcommittees to oversee specific projects or activities and such subcommittees shall be constituted as the Product Development Committee shall  determine.  The  Product  Development  Committee  will  exist  during the clinical  development  of  Collaboration  Products  from  EDC  Program  Compound designation through launch unless the Parties otherwise agree in writing. Within sixty (60) days of the Effective Date, an initial product development plan shall be  agreed  to  and  attached  to  this  Agreement  as  Schedule  3.2  ("Product
Development  Plan"). The Product  Development Plan shall be updated quarterly by the Product Development Committee.  It is understood and agreed that the sharing of  information  and  other  activities  and  responsibilities  of  the  Product
Development  Committee  may need to be  modified  if  necessary  to comply  with applicable  antitrust  laws,  and only shall be so modified by mutual  agreement after good faith negotiations.

          (a)  Designation  of EDC  Program  Compounds  During  Term of Research
               Program. EDC Program Compounds may be recommended by the Research
               Committee and  designated by the Product  Development  Committee, subject to prior and  continuing  Aventis  internal  approvals of such selection, during the term of the Research Program.

          (b)  Designation  of EDC  Program  Compounds  After  Term of  Research
               Program.  EDC Program  Compounds may be designated by the Product
               Development  Committee after the term of the Research  Program at its discretion.

          (c)  Chairperson. The chairperson of the Product Development Committee
               shall  be  designated  by  Aventis.   The  chairperson   will  be
               responsible  for scheduling  meetings of the Product  Development
               Committee,  preparing  agendas  for  meeting  and  sending to all
               Product  Development  Committee  members  notices of all  regular meetings  and agendas for such  meeting.  The  chairperson  shall appoint a secretary  for each meeting who will record the minutes of the  meeting,  circulate  copies  of  meeting  minutes  to the
               Parties and each Product  Development  Committee  member promptly following  the  meeting  for review,  comment  and  approval  and finalize approved meeting minutes.

          (d)  Meetings.  The Product Development  Committee shall meet at least once each calendar  quarter  during the clinical  development  of
               Collaboration  Products and may meet at  additional  times as the
               Parties shall agree.  Meetings will alternate between the offices
               of  the  Parties,   unless  otherwise  agreed,  or  may  be  held
               telephonically  or  by  video-conference.  Each  Party  shall  be responsible  for  expenses  incurred  by its  employees  and  its
               members  of  the  Product   Development   Committee  incurred  in
               attending  or  otherwise  participating  in  Product  Development
               Committee meetings.

          (e)  Decisions of the  Committee.  The  responsibility  of the Product
               Development   Committee   shall   be   the   oversight   of   the
               implementation  of the Product  Development  Plan for EDC Program
               Compounds  and  of  Collaboration   Products.   Unless  otherwise
               specified  herein,  all  decisions  of  the  Product  Development
               Committee  shall be made by majority  vote,  with Aventis  having
               {__________}  and Neurogen having  {__________}.  The Parties may vote at  meetings  in person,  or by  telephone,  and may vote by proxy.

                                   ARTICLE 4
                      RESEARCH PROGRAM AND RESEARCH FUNDING

     4.1 Research Program.

          (a)  General.  The  Research  Program  will be focused on (i)  further screening and development of the Neurogen  Compounds  referred to in the  Initial  Report,  (ii) the  screening  by Neurogen of the
               Neurogen  Proprietary  Chemical Library to identify CRF1 Receptor
               Antagonist/Agonists   and   Neurogen's   optimization   chemistry
               activity to synthesize and identify  Neurogen  Compounds that are
               Active Compounds,  (iii) the screening of the Aventis Proprietary
               Chemical   Library   by  Aventis  to   identify   CRF1   Receptor
               Antagonist/Agonists  and Aventis' optimization chemistry activity to  synthesize  and identify  Aventis  Compounds  that are Active
               Compounds,  (iv) the  furnishing  by the Parties to each other of certain  relevant  data and other  information  with  respect  to
               Active Compounds from their  respective  libraries in furtherance of the Research  Program,  (v) the review of such  information by the Research Committee and the decision thereof to designate such
               Compounds as Hit Program  Compounds  pursuant to Section  4.1(b),
               (vi) a medicinal chemistry program based on the structures of Hit
               Program  Compounds for the  development of Lead Program  Compound candidates,  (vii) screening and testing of Lead Program Compound candidates  to develop data and other  information  for review by the Research  Committee  and the  identification  thereby of Lead
               Program  Compounds,  (viii)  further  pre-clinical  research  and screening of Lead Program  Compounds,  (ix) development of animal models,  testing for efficacy  and safety,  drug  metabolism  and pharmacokinetics  analysis  of Lead  Program  Compounds,  and (x)
               development  of data and  other  information  for  review  by the
               Research Committee and the identification thereby of Lead Program
               Compounds for recommendation to the Product Development Committee as EDC Program  Compounds.  Except to the extent agreed to by the
               Party owning such Proprietary Chemical Library, any screening and
               optimization   work   regarding   Compounds   within  a   Party's
               Proprietary  Chemical  Library shall be exclusively  conducted by
               the  Party  owning  or  Controlling  such  Proprietary   Chemical
               Library.  In addition,  to the extent  required by the Party from
               whose  Proprietary   Chemical  Library  an  Active  Compound  was
               identified,  any further  optimization work regarding such Active
               Compound  shall be  exclusively  conducted by the Party owning or
               Controlling such Active Compound.

          (b)  Designation of Hit Program  Compounds.  A Compound shall become a
               Hit Program Compound upon its designation as such by the Research
               Committee  pursuant to this  Section  4.1.  All Active  Compounds shall be eligible for designation by the Research  Committee as a
               Hit Program  Compound.  Furthermore,  the Research  Committee may
               designate (by  {___________})  any Compound,  which does not meet the criteria for an Active  Compound set forth in Section 1.1, as a Hit Program Compound if such Compound:

               (i)  {__________}; and

               (ii) is a CRF1  Receptor  Antagonist/Agonist  that meets the "Hit
                    Series  Criteria"  of Aventis as  contained  in the  Aventis
                    Project  Progression  Manual and any other  criteria  (other than any  defining  an  Active  Compound)  set  forth in the
                    Research Plan; and

               (iii) is not an Unavailable Compound.

          (c)  Cancellation of Hit Program  Compound  Designation.  Either Party
               shall be  entitled to cancel the Active  Compound  status and, if applicable,  the Hit Program  Compound  status of any Compound at any time after such Compound is reported to be an Active Compound and  prior  to the  date  which  is six  (6)  months  after  such
               Compound's  designation as a Hit Program Compound,  if such Party discovers that such Compound is an Unavailable Compound.

          (d)  Confidential  Information  and Non-CRF1  Receptor  Programs.  The
               Parties further agree that, in accordance with Section 10.1, each will not use any Confidential  Information  provided to it by the other Party regarding any non-CRF1 activity and/or utility of any
               Compound  derived  from the other  Party's  Proprietary  Chemical
               Library  for  any  purpose  whatsoever  other  than  discovering, developing,  and obtaining  patent  protection  for CRF1 Receptor
               Antagonist/Agonists for purposes of this Agreement.

          (e)  Record  of  Screening.  Each  Party  shall  keep a record  of the
               Compounds it screens for activity  against a CRF1 Receptor in the conduct of the Research  Program,  which record shall include the date of screening.

     4.2 Term of the Research Program.  The initial term (the "Initial Term") of the  Research  Program  will be three (3) years  unless  earlier  terminated  in accordance with Article 12 hereof. The Initial Term of the Research Program will begin on the Effective  Date.  Upon the expiration of the initial three (3) year term,  the term of the Research  Program may be extended for an additional up to two (2) year term (the "Extension Term") at the request of Aventis upon at least
90 days' prior written notice.

     4.3 Creation and Update of the Research Plan.  Within  forty-five (45) days following the Effective Date, the Research Committee shall develop and approve a research plan and budget for the Research  Program (the  "Research  Plan"),  and
attach such Research Plan to this Agreement as  Schedule 4.3.  The Research Plan shall include both  detailed  plans for the following  year  including  staffing levels,  activities and estimated expenditures as well as more general plans for the  remaining  term of the Research  Program.  The initial  Research Plan shall cover the period  commencing  on its  approval  and ending on December 31, 2002.
After the  approval of the initial  Research  Plan,  the  Research  Plan will be updated prior to December 31, 2002 for the following year and on an annual basis on or before December 31 of each year thereafter.  The Research Plan may only be modified or amended by the action of the Research  Committee in accordance  with
Section 3.1 hereof.  Except as expressly  set forth in Section 4.4 or 4.5 below, each Party shall be responsible  for its own costs and expenses  incurred in the conduct of the Research Program.

     4.4 Conduct of the Research  Program.  Neurogen and Aventis  shall each use
Commercially  Reasonable  Efforts to perform its obligations  under the Research
Program in accordance with the Research Plan.

          (a)  Neurogen Researcher FTE Commitment; Third Party Costs. As part of such efforts,  during the term of the Research Program,  Neurogen shall apply a minimum of  {__________}  Neurogen  Researcher FTEs over the three (3) year period of the Initial Term, not to exceed
               {__________}  or be less than  {__________}  Neurogen  Researcher
               FTEs in any year in performing its obligations under the Research
               Program.  {__________}  per FTE per year.  During  the  Extension
               Term,  if any,  Neurogen  shall  supply at Aventis'  option up to
               {__________}  Neurogen  Researcher  FTEs  over  the two (2)  year period of the Extension Term, not to exceed {__________} Neurogen
               Researcher  FTEs in any  quarter in  performing  its  obligations under the Research Program. Notwithstanding the foregoing, to the extent  agreed to by both the Research  Committee and the Product
               Development  Committee,  Neurogen Researcher FTEs may be assigned to  development  activities  under the Product  Development  Plan instead of research  activities under the Research Plan.  Subject to Neurogen's  right to receive the funding  described in Section
               4.5 below,  Neurogen shall have the  responsibility,  at its sole cost and expense, of funding the cost of each Neurogen Researcher
               FTE  conducting  Neurogen's  responsibilities  under the Research
               Program,  including,  without limitation,  all manpower,  capital
               equipment,    facilities,     laboratory    supplies,    research
               administration  and  management  and general  and  administrative
               expenses   associated   therewith   and  Aventis  shall  have  no
               responsibility  in that  regard,  except to make payment when due pursuant to Section 4.5 below;  provided,  however,  that Aventis will  reimburse  Neurogen for any payments  made to Third Parties for  goods  or  services  required  by the  Research  Plan or the
               Product Development Plan approved in advance by Aventis.

          (b)  Aventis  Commitment.  During  the term of the  Research  Program,
               Aventis  shall apply  Commercially  Reasonable  Efforts  over the three (3) year  period of the Initial  Term,  in  performing  its obligations  under  the  Research  Program.  Notwithstanding  the foregoing, to the extent agreed to by both the Research Committee and the Product Development Committee, Aventis Personnel FTEs may
               be  assigned  to   development   activities   under  the  Product
               Development  Plan  instead  of  research   activities  under  the
               Research Plan. Unless otherwise  specified herein,  Aventis shall be  responsible  for  all  costs  of  research,  development  and commercialization  of products  or  potential  products  which it pursues under this Agreement.

     4.5 Funding of the Research Program.

          (a)  Funding by  Aventis.  During  the  Initial  Term of the  Research
               Program  and  pursuant  to Section  4.5(b),  Aventis  will pay to
               Neurogen  funds in the amount of  {__________}  per FTE per year, and shall fund a minimum of {__________} Neurogen Researcher FTEs over the three (3) year period of the Initial Term, provided that
               Neurogen  applies  such  {__________}  Neurogen  Researcher  FTEs during the three (3) year period.  During the Extension  Term, if any, of the  Research  Program and,  pursuant to Section  4.5(b),
               Aventis will pay to Neurogen  funds in an amount  adjusted by use of the  Producer  Price Index to have the value on the  Effective
               Date of  {__________}  per FTE per  year  for up to  {__________}
               Neurogen   Researcher  FTEs  per  year  unless  otherwise  agreed
               pursuant to Section 4.4.

          (b)  Reporting by Neurogen and Payment by Aventis.  Within thirty (30)
               days after the beginning of each calendar quarter,  Neurogen will provide to Aventis a report  setting forth the number of Neurogen
               Researcher FTEs actually  devoted to the Research  Program or the
               Product Development Plan in the previous calendar quarter,  along with their names and titles,  together  with an accounting of the difference  between  such  actual  use and the  scheduled  use of
               Neurogen Researcher FTEs for that quarter.  Within  {___________}
               business days after  receipt of such report,  Aventis will pay to
               Neurogen funds equal to the value of the Neurogen Researcher FTEs actually  devoted  to the  Research  Plan  during  such  quarter;
               provided,   however,  that  during  the  three  (3)  year  period
               constituting  the Initial Term Aventis  shall not be obligated to reimburse  Neurogen  (and  Neurogen  shall  not be  obligated  to provide) for more than  {__________}  Neurogen  Researcher  FTEs, unless Aventis has agreed in advance that Neurogen should provide such additional FTEs. Neurogen, within thirty (30) days after the beginning of each calendar  quarter,  will provide Aventis with a report detailing all payments made to Third Parties in accordance with Section 4.4(a) during the previous calendar quarter. Subject to Aventis'  right to audit such reports using the procedures set forth in Section  4.5(d),  Aventis shall  reimburse  Neurogen for such  payments  within  {___________}  days  of  receipt  of such report.

          (c)  Reporting by Aventis. Within thirty (30) days after the beginning of each  calendar  quarter,  Aventis  will  provide to Neurogen a report  setting  forth  the  number  of  Aventis  Personnel  FTEs actually  devoted to each of the Research Program and the Product
               Development  Plan in the  previous  calendar  quarter  along with their  names  and  titles,  together  with an  accounting  of the difference  between  such  actual  use and the  scheduled  use of
               Aventis Personnel FTEs for that quarter.

          (d)  Records and Audits.

               (i)  Of Neurogen. During the term of the Research Program and for a period of three (3) years thereafter,  Neurogen shall keep and maintain  accurate and complete records showing the time devoted and activities performed by each Neurogen Researcher in  performing  Neurogen's  obligations  under the  Research
                    Program or the Product Development Plan in sufficient detail such that the number of Neurogen  Researcher FTEs applied to the Research Program or the Product  Development Plan during each calendar quarter thereof can be accurately  determined.
                    Upon fifteen (15) days prior  written  notice from  Aventis,
                    Neurogen  shall  permit  an  independent   certified  public
                    accounting firm of nationally  recognized  standing selected by Aventis and reasonably  acceptable to Neurogen to examine
                    the   relevant   books  and  records  of  Neurogen  and  its
                    Affiliates  as may be  reasonably  necessary  to verify  the accuracy of the reports  submitted to Aventis  under Section
                    4.5(b) or 5.4 and the  number of  Neurogen  Researcher  FTEs applied to the performance of Neurogen's  obligations  under
                    the  Research  Program  and,  if  applicable,   the  Product
                    Development  Plan. An examination  under this Section 4.5(d)
                    shall not occur  more than once in any  calendar  year.  The accounting  firm shall  provide both  Neurogen and Aventis a written report  disclosing  whether the reports submitted by
                    Neurogen are correct or incorrect  and the specific  details concerning any  discrepancies.  If such examination  reveals the  actual  Neurogen  Researcher  FTE  utilization  in  the conduct  of the  Research  Program  or, if  applicable,  the
                    Product  Development Plan, to be lower than that reported by
                    Neurogen,  then  Neurogen  shall  reimburse  Aventis for any excess  amounts  paid by Aventis  to  Neurogen  pursuant  to
                    Section  4.5(b)  or 5.4 and any such  reimbursement  will be deducted from any payment to be made under the provisions of the final sentence of Section 4.5(b).  In addition,  if such examination  reveals  the  actual  Neurogen  Researcher  FTE utilization in the conduct of Neurogen's  obligations  under
                    the  Research  Program  and,  if  applicable,   the  Product
                    Development Plan, to be lower than that reported by Neurogen by ten percent (10%) or more,  then Neurogen shall reimburse
                    Aventis for all costs incurred by Aventis in connection with such examination and audit.

               (ii) Of Aventis.  During the term of the Research Program and for a period of three (3) years  thereafter,  Aventis shall keep and maintain  accurate and complete records showing the time devoted and activities  performed by each Aventis  Personnel
                    in  performing  Aventis'   obligations  under  the  Research
                    Program.  Upon fifteen (15) days prior  written  notice from
                    Neurogen,  Aventis  shall  permit an  independent  certified public  accounting  firm of nationally  recognized  standing selected by Neurogen and reasonably acceptable to Aventis to examine  the  relevant  books and records of Aventis and its
                    Affiliates  as may be  reasonably  necessary  to verify  the number of Aventis  Personnel FTEs applied to the performance of Aventis'  obligations  under the Research Program and, if applicable,  the Product  Development  Plan. An  examination under this Section  4.5(d) shall not occur more than once in any calendar year.  The  accounting  firm shall provide both
                    Neurogen and Aventis a written report disclosing whether the reports  submitted by Aventis are correct or  incorrect  and the specific details concerning any discrepancies.

               (iii)Retention of Lab Notebooks.  During the term of the Research
                    Program  and  for so long as  this  Agreement  has not  been terminated or expired in every country,  but for at least 20 years  from the date of  filing  of any  patent  application pursuant to Article 13 hereof, each Party shall use its best efforts  to keep and  maintain  accurate  and  complete  lab notebooks  reflecting  the screening and other  research and development  activities  of  the  Neurogen  Researchers  and
                    Aventis Personnel under the Research Plan. Upon fifteen (15)
                    days' prior  written  notice  from a Party,  the other Party shall  permit a Third Party  patent  expert  selected by the first Party and reasonably  acceptable to the other Party to examine (at the first  Party's  sole cost and  expense)  the relevant  lab  notebooks  of  the  Neurogen  Researchers  or
                    Aventis  Personnel,  as  applicable;  provided that any such
                    Third Party  patent  expert shall be required to execute and deliver to the other  Party an  appropriate  confidentiality agreement  covering  the  information  contained  in the lab notebooks to be examined.

     4.6 Invention Assignment  Agreements.  Each Neurogen Researcher and Aventis
Personnel  conducting  the Research  Program will have  executed  Neurogen's  or
Aventis'  standard   non-disclosure  and  invention  assignment  agreement,   as
applicable.

     4.7 Reporting and Disclosure.

          (a)  Reports.   Prior  to  each  quarterly  meeting  of  the  Research
               Committee,  Neurogen and Aventis will each provide the other with written  copies of all  materials  they  intend to present at the
               Research  Committee  meeting plus, to the extent not set forth in such materials,  a written report  summarizing any other relevant and material data and  information  arising out of the conduct of the Research Program. In the event that after receipt of any such
               report,   either   Party  shall   request   additional   data  or
               information,  the  Party  to whom  such  request  is  made  shall promptly  provide  to the other  Party  such data or  information related to the conduct of the Research Program. In furtherance of the foregoing, each Party shall disclose to the other information related to the screening  activity of the Party for the preceding quarter  with  respect to (i) the number of  Compounds  screened,
               (ii) the  number,  structure  and  screening  results  of  Active
               Compounds,  and of Compounds  synthesized at the direction of the
               Research  Committee  for the  purpose  of  optimizing  any Active
               Compound  and which  Compounds  synthesized  are not  Unavailable
               Compounds,  and (iii) the  number  of Active  Compounds  that are
               Unavailable Compounds or Burdened Compounds and the nature of the circumstances resulting in such status.  {___________}.  Neurogen shall deliver the Neurogen  Initial Report prior to the Effective
               Date. {___________}

          (b)  Quarterly  Meetings.  At the  quarterly  meetings of the Research
               Committee,  Aventis and Neurogen will review in reasonable detail
               (i) all data and information disclosed in accordance with Section
               4.7(a),   and  (ii)  all  material  Joint  Technology   invented,
               developed  or created  by the  Parties  since the last  Quarterly
               Meeting while pursuing the Research Program.

          (c)  Disclosure.  During  the term of the  Research  Program,  (i) the
               Parties will promptly  disclose to one another all material Joint
               Technology,  (ii) Neurogen will promptly  disclose to Aventis all material Neurogen  Contributed  Technology and (iii) Aventis will promptly  disclose to Neurogen all material  Aventis  Contributed
               Technology.

     4.8 Materials and Compounds.  During the term of this Agreement, each Party will make available to the other Party such quantities of Materials or Compounds that are Controlled by it as shall be reasonably  available in excess of its own needs for such other Party to carry out its  respective  responsibilities  under the Research Plan and the Product Development Plan.

                                   ARTICLE 5
                DEVELOPMENT, MANUFACTURING AND COMMERCIALIZATION

     5.1  Aventis  Development  Responsibilities;  Aventis  Funding of  External
Costs.

          (a)  Except  as  otherwise  provided  for in  Section  5.2 below or as otherwise expressly set forth in this Agreement, Aventis shall be
               responsible   for   conducting  all  clinical   development   and
               commercialization activities of Collaboration Products.

          (b)  Aventis will fund all external  costs related to carrying out the
               Product  Development  Plan which is  incurred  from and after the
               Effective Date during the term of this Agreement,  where external costs shall mean all  out-of-pocket  costs and expenses  incurred
               (i.e.,  paid to all Third Parties or accrued therefor) by Aventis or Neurogen for all studies or activities performed in accordance with the  Product  Development  Plan.  Reimbursement  of any such costs incurred by Neurogen shall be made by Aventis in accordance
               with   Section   5.4(a)   below.    5.2   Neurogen    Development
               Responsibilities.

     5.2 Neurogen Development Responsibilities.

          (a)  At the request of the Product Development Committee, Neurogen may conduct,  but shall not be required  to conduct,  a Phase I Study
               for  any  EDC  Program   Compound.   In  carrying  out  any  such
               development  activities,  Neurogen  shall  (i)  use  Commercially
               Reasonable  Efforts,  (ii) conduct such  activities in compliance with all  laws  applicable  to  clinical  development,  including without  limitation  GLPs and  GCPs,  and  (iii)  cooperate  with
               Aventis pursuant to the provisions of Section 5.6 with respect to all regulatory  matters.  Funding of such  activities  will be in accordance with Sections 5.1(b) and 5.4(a).

          (b)  In addition  to any duties  assumed by Neurogen at the request of the Product  Development  Committee  pursuant  to Section  5.2(a)
               above,  Neurogen  will  assist  Aventis in  Aventis'  development activities  as reasonably  requested by Aventis.  If any specific developmental  work is  agreed  by  Aventis  and  Neurogen  to be performed  by  Neurogen,  funding of such  activities  will be in accordance with Sections 5.1(b) and 5.4(a).

          (c)  Notwithstanding this Section 5.2, Aventis may assume, at Aventis'
               expense,  operational  responsibility  for  process  development, metabolics,  pharmacokinetics,  and pharmaceutics with respect to any EDC Program  Compound or Collaboration  Product.  Any and all
               development  activities conducted by Neurogen pursuant to Section
               5.2 (a) or (b)  above  shall be  performed  pursuant  to a budget prepared  and  approved  in  advance by the  Product  Development
               Committee.

     5.3 Aventis Diligence Requirement. {___________}

     5.4 Payments and Progress Reports.

          (a)  Payments.  Neurogen,  within thirty (30) days after the beginning of each  calendar  quarter,  will  provide  Aventis with a report detailing  all  external  costs  incurred by  Neurogen  after the
               Effective  Date in  conducting  any  development  studies for the first EDC Program Candidate and any other activities  assigned to
               Neurogen in  accordance  with Section  5.2(b) during the previous calendar quarter. Subject to Aventis' right to audit such reports using  essentially  the procedures  set forth in Section  4.5(d),
               Aventis shall  reimburse  Neurogen for such external costs within
               {___________}  days of  receipt of such  report,  but in no event
               exceeding  the  budget   approved  by  the  Product   Development
               Committee for such activities.

          (b)  Progress Reports.  Aventis and Neurogen,  within thirty (30) days after the beginning of each calendar  quarter,  will each provide the Product  Development  Committee with a report summarizing the status of each Party's development activities during the previous calendar quarter, as applicable, for Compounds under development, including  but not  limited to all EDC  Program  Candidates,  EDC
               Program  Compounds  and/or  Collaboration   Products,   provided,
               however,  that either Party's failure to achieve any of the goals or plans  set  forth in any such  summary  shall  not,  in and of itself,  constitute  a failure by such Party to use  Commercially
               Reasonable  Efforts.  Such  reports  to the  Product  Development
               Committee  shall include  information  in  reasonably  sufficient detail to evaluate each Party's compliance with its obligation to use Commercially  Reasonable Efforts, and shall include a summary in reasonable detail of any Phase I Study, Phase IIA Study, Phase
               IIB Study and/or Phase III Study,  together  with any  associated
               Regulatory  Approvals,  being  conducted  and/or  sought  by such
               Party, with respect to Collaboration  Products. In addition, each
               Party shall copy the other Party on any  Regulatory  Filings made by a Party in regard to Collaboration Products.

     5.5  Manufacturing.  In furtherance of the activities  contemplated by this
Agreement,  as soon as is practicable,  the Product Development  Committee shall develop and agree upon a transfer plan whereby  Neurogen will make  available to
Aventis any Technology of Neurogen necessary or desirable for Aventis to perform its  obligations  pursuant  to this  Article  5. Such  transfer  plan shall also address  transfer to Aventis by CarboGen  Laboratories  (Aarau) AG and  CarboGen
Holdings AG  (collectively  "CarboGen")  (and any other  Third Party  performing manufacturing  services for Neurogen) of all manufacturing  know how of CarboGen
(and any other such Third Party)  necessary or desirable  for Aventis to perform its obligations pursuant to this Article 5.

     5.6 Regulatory  Matters.  Aventis will have control over, and authority and responsibility  for, the regulatory  strategies  relating to the development and commercialization  of all EDC  Program  Compounds  and  Collaboration  Products.
Aventis shall monitor and coordinate all regulatory actions,  communications and filings with and  submissions  to (including  supplements  and  amendments)  any
Regulatory Authority with respect to any Collaboration  Product.  Neurogen shall provide  to  Aventis  on a timely  basis  all  necessary  information  to enable compliance with all regulatory  obligations on a global basis, including without
limitation,    filing   updates,   information   amendments,   annual   reports,
pharmacovigilance  filings  and  investigator  notifications.  Aventis  shall be responsible  for  interfacing,  corresponding  and meeting  with all  Regulatory
Authorities with respect to any Collaboration  Product. To the extent reasonably practicable  and preferably at least thirty (30) days in advance,  Aventis shall notify Neurogen of any material meeting with the FDA which is for the purpose of obtaining Regulatory Approval for a Collaboration Product and Neurogen may elect to send one  person  reasonably  acceptable  to  Aventis  to  participate  as an observer (at  Neurogen's  sole cost and expense) in such meeting.  To the extent
reasonably   practicable   and  subject  to  any  Third  Party   confidentiality
obligations,  Aventis  shall  provide  Neurogen  with  drafts  of  any  material documents or correspondence  pertaining to a Collaboration  Product and prepared for submission to the FDA sufficiently in advance of submission so that Neurogen may  review  and  comment  on  the  substance  of  such  material  documents  or correspondence.  Aventis  shall  promptly  provide  Neurogen  with copies of any material documents or other correspondence received from the FDA pertaining to a
Collaboration  Product. If Neurogen has not commented on such material documents or  correspondence  within five (5) Business  Days of provision of such material documents or correspondence  to Neurogen,  then Neurogen shall be deemed to have no comments on such  material  documents or  correspondence.  Aventis  agrees to consider all comments in good faith,  taking into account the best  interests of the  Collaboration  Product on a global basis.  The Parties shall cooperate with each other to provide all reasonable  assistance and take all actions reasonably requested by the other Party that are  necessary or desirable to comply with any law  applicable to any  Collaboration  Product,  including,  but not limited to, report  adverse drug  experience  reports (and serious  adverse drug  experience reports) to Regulatory Authorities.

                                   ARTICLE 6
                  NON-EXCLUSIVE CONSEQUENCE OF CONFIDENTIALITY
                              AND NON-USE VIOLATION

     6.1 Certain Remedies.  It will likely be impossible to accurately determine monetary damages resulting from violation of certain confidentiality and non-use provisions of this Agreement. Therefore, the following remedies are specifically provided for and shall be in addition to any other remedy available at law or in equity. Should a Party (which for purposes of this Section 6.1 shall include the
Party and its  Affiliates)  develop  any Patent  Rights that could not have been developed  when  and  how  they  were  but for  such  Party's  violation  of the confidentiality  and non-use  provisions of any of Sections  2.4,  2.5,  4.1(d),
13.2(e)(ii), and 13.7(b) (alone or in combination) and:

          (a)  should such violation  involve or result in the  characterization of Compound  activity at particular  target(s),  as determined by the  final,  non-appealable  decision  of a  court  of  competent jurisdiction,  the violating  Party shall be required to grant to the other Party a sole and  exclusive,  perpetual,  royalty-free, fully-paid,  worldwide  right  and  license  (with  the  right to sublicense) under such Patent Rights to develop,  have developed, make, have made, use, import,  market,  have marketed,  offer for sale,  sell and have sold any  Compound,  the primary  utility of which as a pharmaceutical agent is because such Compound has such activity at such target(s);

          (b)  should such violation be a violation (as determined by the final, non-appealable  decision of a court of competent jurisdiction) of the  provisions  of Section 2.4 requiring  that all  optimization work done by the Party  other than the  Providing  Party is to be carried  out within the scope of approved  specific  optimization synthesis  plans,  the violating Party shall be required to grant to the Providing Party at the Providing  Party's request,  a sole and exclusive,  perpetual,  royalty-free,  fully-paid,  worldwide right  and  license  (with the right to  sublicense)  under  such
               Patent Rights, to develop, have developed,  make, have made, use, import,  market,  have  marketed,  offer for sale,  sell and have sold,  for  any use  involving  any  target(s)  other  than  CRF1
               Receptors, any Compounds within such Patent Rights that have been demonstrated  to be useful as  modulators  of such  targets.  The
               Providing Party may request such a license at any time after such utility has been demonstrated, and, though not necessary to prove that such  utility has been  demonstrated,  such  utility will be deemed to have been  demonstrated  upon the grant of a use patent for such Compound(s) for such utility.

                                   ARTICLE 7
                     INITIAL PAYMENT AND MILESTONE PAYMENTS

     7.1 Initial Payment. Aventis agrees to pay Neurogen the sum of {__________}
by wire transfer in United States  Dollars to the credit of such bank account as may be designated  in advance by Neurogen in writing to Aventis  within five (5)
Business Days after the Effective Date.

     7.2 Milestone  Payments.  Each of the following  amounts will be payable by
Aventis to Neurogen within thirty (30) calendar days following the occurrence of the specified event:

          (a)  Additional EDC Program Compound  Payments.  {__________} for each additional  EDC  Program  Compound  which is a distinct  chemical entity from any  previous  EDC Program  Compound  accepted by the
               Product  Development   Committee  after  the  first  EDC  Program
               Compound so accepted; provided that (i) the aggregate payments to be  made  pursuant  to  this  Section  7.2(a)  shall  not  exceed
               {__________}  and (ii) the  payments to be made  pursuant to this
               Section 7.2(a) shall be paid only once per EDC Program  Compound,
               regardless  of  whether   Aventis   pursues  the  development  of
               additional indications with respect to such Compound.

          (b)  First Collaboration Product Payments.

               (i)  {__________} upon {___________} for the first Phase I Study, it being  understood  and  agreed to that the  payment to be made pursuant to this Section  7.2(b)(i)  shall be made only with  respect  to the first  Collaboration  Product to reach this stage and only with respect to the first  indication of such Collaboration Product.

               (ii) {__________}  upon the  successful  completion  of the first proof of concept Phase IIA Study,  it being  understood  and agreed  to that  the  payment  to be made  pursuant  to this
                    Section  7.2(b)(ii)  shall be made only with  respect to the first  Collaboration  Product  to reach  this stage and only with respect to the first  indication of such  Collaboration
                    Product.

               (iii){__________}  upon  {___________}  for the  first  Phase III
                    Study, it being understood and agreed to that the payment to be made pursuant to this Section  7.2(b)(iii)  shall be made only with  respect  to the first  Collaboration  Product  to reach  this  stage  and  only  with  respect  to  the  first indication of such Collaboration Product.

               (iv) {__________} upon the acceptance for filing of the first NDA with the FDA,  it being  understood  and  agreed to that the payment to be made pursuant to this Section 7.2(b)(iv) shall be made only with respect to the first Collaboration Product to reach  this  stage  and only  with  respect  to the first indication of such Collaboration Product.

               (v)  {__________}   upon  launch  of  a   Collaboration   Product
                    following  the  first  NDA  approval  by the  FDA,  it being understood  and  agreed  to  that  the  payment  to be  made pursuant to this Section  7.2(b)(v)  shall be made only with respect  to the first EDC  Program  Compound  to reach  this stage and only with respect to the first  indication of such
                    Collaboration Product.

          (c)  Additional Indication Payments.

               (i)  {__________}  upon  {___________}  for each  Phase III Study with respect to an indication  that is (i) different from an indication  for  which  a  payment  has  already  been  made pursuant to either Section 7.2 (b)(iii) above or Section 7.2
                    (c)(i) and (ii) that is significant and commercially viable, such that the payment of  milestones  under this Section 7.2
                    (c) and the cost of  development  for  such  new  indication
                    would   be   commercially   prudent;   provided   that   new
                    formulations,  line extensions and formulations  targeted at different  patient  populations  for  the  same  therapeutic indications shall not be considered to be "new indications."

               (ii) {__________} upon the acceptance for filing of each NDA with the FDA with respect to an indication  that is (i) different from an indication for which a payment has already been made pursuant to either Section  7.2(b)(iv) above or this Section
                    7.2 (c)(ii) and (ii) that is  significant  and  commercially viable,  such that the  payment  of  milestones  under  this
                    Section  7.2 (c) and the  cost of  development  for such new indication would be commercially prudent;  provided that new formulations,  line extensions and formulations  targeted at different  patient  populations  for  the  same  therapeutic indications shall not be considered to be "new indications."

               (iii){__________}  upon launch of a  Collaboration  Product  with respect to a new  indication  that is (i) different  from an indication  for  which  a  payment  has  already  been  made pursuant to either Section  7.2(b)(v)  above or this Section
                    7.2(c)(iii)  and (ii) that is significant  and  commercially viable  such  that the  payment  of  milestones  under  this
                    Section  7.2 (c) and the  cost of  development  for such new indication would be commercially prudent;  provided that new formulations,  line extensions and formulations  targeted at different  patient  populations  for  the  same  therapeutic indications shall not be considered to be "new indications."

          (d)  Examples.  Examples  of  the  Party's  intentions  regarding  the
               payment  of   milestone   payments   under  this  Article  7  are
               illustrated in Schedule 7 attached hereto.

                                    ARTICLE 8
                                    ROYALTIES

     8.1 Royalty Rates; Terms; Reduction. Aventis will pay to Neurogen Royalties on a Collaboration Product by Collaboration Product basis, as follows:

          (a)  Within thirty (30) days following the First  Commercial Sale of a
               Collaboration Product in each country, Aventis shall give written notice to Neurogen thereof.

          (b)  Subject  to  the   provisions   of  this   Article  8,  for  each
               Collaboration  Product Aventis shall pay to Neurogen Royalties on a Collaboration  Product by Collaboration  Product basis based on the aggregate worldwide Net Sales by Aventis or its Affiliates or sublicensees of such Collaboration Product, as follows:

               (i)  {__________}  of that portion of aggregate  Net Sales of the
                    Collaboration Product, up to and including {__________} in a calendar year.

               (ii) {__________}  of that portion of aggregate  Net Sales of the
                    Collaboration  Product that are greater  than  {__________}, but less than or equal to {__________}, in a calendar year.

               (iii){__________}  of that portion of aggregate  Net Sales of the
                    Collaboration  Product that are greater  than  {__________}, but less than or equal to {__________}, in a calendar year.

               (iv) {__________}  of that portion of aggregate  Net Sales of the
                    Collaboration  Product that are greater than {__________} in a calendar year.

               Royalties shall be payable on a country-by-country  basis for the term  of any  CRF1  Patent  Rights  with a Valid  Claim  covering composition  of matter or therapeutic  use of such  Collaboration
               Product or which  enables  Aventis or its  Affiliates  to prevent
               Third   Parties  from   manufacturing,   using  or  selling  such
               Collaboration Product; {___________}.

          (c)  The  Royalties  set forth above shall be subject to the following reductions:

               (i)  Aventis  may deduct  {__________}  of any  payments  made to
                    Third  Parties  related  to  {__________};   provided,  that
                    notwithstanding the foregoing reductions,  in no event shall the weighted  average  royalties  payable to Neurogen in any calendar quarter in any such country be reduced by more than
                    {__________} as a result of any such reduction; and

               (ii) in  any  country  or  countries  where  Aventis   reasonably
                    demonstrates  to  Neurogen  that a  lower  royalty  rate  is required  in  order to  permit  Aventis,  {___________},  to commercialize  the  Collaboration  Product with a reasonable profit,  then the Parties shall negotiate in good faith, for a period of thirty (30) days,  to determine  an  appropriate reduction to the royalty rate for such Collaboration Product in  such  country  or  countries;  provided,  however,  that neither  Party shall be  obligated  to agree to a particular level of royalty reduction;  provided,  further, that in the event the  Parties  are  unable to agree on such  reduction,
                    Aventis shall have no obligation to launch,  or continue its commercialization  of,  such  Collaboration  Product in such country or countries.  All such  computations,  payments and adjustments shall be on a country-by-country  basis. Aventis will provide to Neurogen a copy of any license (or amendment thereto)  obtained pursuant to 8.1(c)(i) above within thirty
                    (30) days of executing any such license (or amendment).

          (d)  Notwithstanding  any other  provision  in this  Agreement  to the contrary,  Aventis  shall  have  no  obligation  to  make a First
               Commercial Sale of any Collaboration Product in any country or to continue its  commercialization  of any Collaboration  Product in any country if  commercialization in such country is incompatible with Commercially Reasonable Efforts. Such incompatibility may be due to one of several  factors,  including (i) financial  factors that would prevent such  commercialization from being profitable, or to  (ii)  the  requirements  of a  Regulatory  Agency  of such country that Aventis make public sensitive  Aventis  Confidential
               Information,  but then only if Aventis  has  discontinued  making
               First Commercial Sales of any other comparable Aventis product in such country for such reason.

          (e)  For the first three  calendar  quarters of a calendar  year,  the calculation of Royalties will be based on an estimated  effective
               Weighted Average Royalty Rate. Such estimated  effective Weighted
               Average  Royalty Rate will be based on the Aventis  business plan
               forecast  for  that  calendar  year.   These  Royalties  will  be
               calculated  by applying  the actual  effective  Weighted  Average
               Royalty Rate  percentage  to the Net Sales for the full  calendar year and by then  subtracting  the  Royalties  made for the prior three calendar quarters.

               By way of  example,  if, for a given year,  the Aventis  business plan forecast  calls for Aventis to achieve  {__________}  of Net
               Sales  for  a  Collaboration  Product,  the  estimated  effective
               Weighted  Average Royalty Rate would be  {__________}.  The total expected Royalty payment due to Neurogen for the year would equal
               {----------}.

               Further,  if (A) in the  course  of  the  first  three  quarters,
               Aventis achieves actual Net Sales of {__________},  respectively, during the first, second and third calendar quarters, and Aventis pays  Neurogen  Royalties  of  {__________}  respectively  (e.g.,
               {__________}),  and (B) in the fourth calendar  quarter,  Aventis achieves Net Sales of {__________},  bringing the total Net Sales for the year to  {__________},  then  (C) for the  full  calendar year, the actual effective Weighted Average Royalty Rate would be
               {__________})  and the total Royalty  payment due to Neurogen for the year would be {__________}. Having paid Neurogen {__________}
               for the first three calendar quarters, Aventis would pay Neurogen
               {__________} for the last calendar quarter {__________}.

          (f)  Neurogen  acknowledges  and agrees that nothing in this Agreement shall be construed as  representing  an estimate or projection of either (i) the number of Collaboration  Products that will or may be successfully  developed or  commercialized or (ii) anticipated sales  or  the  actual  value  of any  EDC  Program  Compound  or
               Collaboration  Product  and that the  figures  set  forth in this
               Section 8.1 or elsewhere in this Agreement or that have otherwise been  discussed  by the  Parties  are merely  intended  to define
               Aventis' royalty  obligations to Neurogen in the event such sales performance is achieved.

     8.2 Reports and Payments.

          (a)  Cumulative Royalties.  The obligation to pay Royalties under this
               Article 8 shall be imposed only once (i) with respect to any sale of the same unit of  Collaboration  Product and (ii) with respect to a single unit of Collaboration  Product regardless of how many
               Valid  Claims or other  Patent  Rights  included in the  Neurogen
               Contributed  Technology,  Aventis Contributed Technology or Joint
               Technology  would,  but for this  Agreement,  be infringed by the making, using or selling of such Collaboration Product.

          (b)  Statements  and  Payment.  Within  fifteen  (15)  days  after the beginning  of each  calendar  quarter,  Aventis  will  provide to
               Neurogen an estimate of the Royalty due hereunder for the sale of
               Collaboration Products during the previous quarter. Aventis shall deliver to Neurogen within  forty-five (45) days after the end of each  calendar  quarter a report  setting forth for such calendar quarter the following  information on a Collaboration  Product by
               Collaboration  Product basis: (i) Net Sales of such Collaboration
               Product  on a  country-by-country  basis,  (ii) the basis for any
               adjustments  to  the  Royalty   payable  for  the  sale  of  such
               Collaboration  Product in any  country  and (iii) the Royalty due hereunder for the sale of such Collaboration  Product.  The total
               Royalty due for the sale of  Collaboration  Products  during such calendar  quarter  shall be  remitted  at the time such report is made.

     8.3 Taxes and  Withholding.  Any payments made by Aventis to Neurogen under this Agreement shall be reduced by the amount that Aventis is required to pay or withhold pursuant to any applicable law,  including,  but not limited to, United
States  federal,  state  or  local  tax  law  ("Withholding  Taxes").  Any  such
Withholding Taxes required by law to be paid or withheld shall be an expense of, and borne solely by, Neurogen.  Aventis shall submit reasonable proof of payment of the Withholding Taxes together with an accounting of the calculations of such taxes to  Neurogen  within  thirty  (30) days after such  Withholding  Taxes are remitted to the proper  authority.  The Parties  will  reasonably  cooperate  in completing and filing documents  required under the provisions of any applicable tax laws or under any other  applicable law in connection with the making of any required tax payment or withholding  payment, or in connection with any claim to a refund of or credit for any such payment.

     8.4  Currency  Exchange.  With  respect to Net Sales  invoiced  or expenses incurred in U.S.  dollars,  the Net Sales or expense amounts and the amounts due to Neurogen  hereunder shall be expressed in U.S.  dollars.  With respect to Net
Sales invoiced or expenses incurred in a currency other than U.S.  dollars,  the
Net Sales or expense  shall be expressed in the domestic  currency of the entity making  the sale or  incurring  the  expense,  together  with  the  U.S.  dollar equivalent,  calculated  using the  arithmetic  average of the spot rates on the last  business day of each month of the calendar  quarter in which the Net Sales were made or the expense was incurred.  The "closing  mid-point  rates" found in the "Dollar spot forward  against the Dollar"  table  published by The Financial
Times or any other  publication as agreed to by the Parties shall be used as the source of spot rates to  calculate  the  average  as  defined  in the  preceding sentence.  All payments  shall be made by wire  transfer in U.S.  dollars to the credit of such bank  account as shall be  designated  by  Neurogen in writing to
Aventis.

     8.5 Maintenance of Records; Audit. For a period of three (3) years, Aventis shall  maintain  and shall cause its  Affiliates  and  sublicensees  to maintain complete  and  accurate  books  and  records  in  connection  with  the  sale of
Collaboration Products hereunder, as necessary to allow the accurate calculation consistent  with  generally  accepted  accounting  principles  of Royalties  due hereunder  including any records  required to calculate any Royalty  adjustments hereunder.  Once per calendar  year,  Neurogen shall have the right to engage an independent  accounting  firm  reasonably  acceptable to Aventis,  at Neurogen's expense,  which  shall  have the right to  examine in  confidence  the  relevant
Aventis  records as may be reasonably  necessary to determine  and/or verify the amount of Royalty payments due hereunder.  Such examination  shall be conducted, and Aventis shall make its records  available,  during  Aventis' normal business hours,  after at least  fifteen  (15) days prior  written  notice to Aventis and shall take place at the Aventis facility(ies) where such records are maintained.
Each such  examination  shall be limited to pertinent  books and records for any year ending not more than  thirty-six  (36) months prior to the date of request;
provided,  that Neurogen shall not be permitted to audit the same period of time more than once.  Before  permitting  such  independent  accounting  firm to have access  to  such  books  and  records,  Aventis  may  require  such  independent
accounting   firm  and  its  personnel   involved  in  such  audit,  to  sign  a
confidentiality  agreement  (in  form and  substance  reasonably  acceptable  to
Aventis) as to any of Aventis',  its  Affiliates or  sublicensees'  confidential information  which is to be  provided to such  accounting  firm or to which such accounting firm will have access,  while conducting the audit under this Section
8.5. The Neurogen  independent  accounting firm will prepare and provide to both
Neurogen and Aventis a written  report  disclosing  whether the Royalty  reports submitted  and  Royalties  paid by  Aventis  are  correct or  incorrect  and the specific details concerning any  discrepancies.  Such accounting firm may reveal to  Neurogen  any  information  learned  in the  course of such  audit  which it reasonably believes is relevant to the calculation of royalties or to Neurogen's enforcement  of its rights  under  this  Agreement.  Neurogen  agrees to hold in strict  confidence  all such  information  disclosed to it, except to the extent necessary  for  Neurogen  to enforce  its  rights  under  this  Agreement  or if disclosure  is  required  by law.  In the event  there was an  under-payment  by
Aventis  hereunder,  Aventis  shall  promptly (but in no event later than thirty
(30)  days  after  Aventis'  receipt  of the  independent  auditor's  report  so correctly  concluding) make payment to Neurogen of any short-fall.  In the event that there was an  over-payment  by Aventis  hereunder,  Neurogen shall promptly
(but in no event  later than thirty  (30) days after  Neurogen's  receipt of the independent  auditor's  report so  correctly  concluding)  refund to Aventis the excess  amount.  In the event any  payment by Aventis  shall  prove to have been incorrect by more than ten percent (10%) to Neurogen's  detriment,  Aventis will pay the  reasonable  fees  and  costs  of  Neurogen's  independent  auditor  for conducting such audit.

                                   ARTICLE 9
                    REPRESENTATIONS, WARRANTIES AND COVENANTS

     9.1 Mutual  Representations  and Warranties.  Each Party hereby represents, warrants and covenants to the other Party that:

          (a)  such Party is a corporation duly organized,  validly existing and
               in  good   standing   under  the  laws  of  the  state  or  other
               jurisdiction of incorporation or formation and has full corporate power and authority to enter into this Agreement and to carry out the provisions hereof;

          (b)  such Party is duly authorized, by all requisite corporate action, to execute and deliver this Agreement and the execution, delivery and  performance of this Agreement by such Party does not require any shareholder action or approval, and the Person executing this
               Agreement on behalf of such Party is duly  authorized to do so by all requisite corporate action;

          (c)  no consent, approval, order or authorization of, or registration, qualification,  designation,  declaration  or  filing  with,  any federal, state or local governmental authority is required on the part of such  Party  in  connection  with  the  valid  execution, delivery  and  performance  of this  Agreement,  except where the failure to obtain any of the foregoing  would not have a material adverse  impact  on  the  ability  of  such  Party  to  meet  its obligations hereunder;

          (d)  this Agreement is a legal and valid obligation  binding upon such
               Party and  enforceable in accordance with its terms except as (i)
               enforceability   may  be  limited  by   bankruptcy,   insolvency,
               reorganization,   moratorium   or  similar  laws   affecting  the
               enforcement of creditors' rights and (ii) equitable principles of general applicability;

          (e)  the execution,  delivery and  performance by it of this Agreement and  its  compliance  with  the  terms  and  provisions  of  this
               Agreement  does not and will not  conflict  with or  result  in a breach  of  any of the  terms  or  provisions  of (x)  any  other
               contractual  or  other   obligations  of  such  Party,   (y)  the
               provisions of its charter,  operating documents or bylaws, or (z)
               any  order,   writ,   injunction   or  decree  of  any  court  or
               governmental  authority  entered against it or by which it or any of its  property  is bound  except  where such breach or conflict would not  materially  impact  the  Party's  ability  to meet its obligations hereunder;

          (f)  it shall comply in all material respects with all laws, rules and
               regulations    applicable   to   the   discovery,    development,
               manufacture, distribution, import and export and sale of products or potential products under this Agreement;

          (g)  NEITHER   PARTY  MAKES  ANY   EXPRESS  OR  IMPLIED   WARRANTY  OF
               MERCHANTABILITY, FITNESS FOR A PARTICULAR USE OR PURPOSE, QUALITY
               OR USEFULNESS OF ANY ACTIVE COMPOUND, HIT PROGRAM COMPOUND,  LEAD
               PROGRAM COMPOUND,  EDC CANDIDATE COMPOUND,  EDC PROGRAM COMPOUND,
               COLLABORATION PRODUCT,  AVENTIS CONTRIBUTED TECHNOLOGY,  NEUROGEN
               CONTRIBUTED  TECHNOLOGY,  JOINT TECHNOLOGY,  OR PATENT RIGHTS AND
               OTHER   INTELLECTUAL   PROPERTY   RIGHTS   RESULTING   FROM   THE
               COLLABORATION CONTEMPLATED IN THIS AGREEMENT. EXCEPT AS OTHERWISE
               SPECIFICALLY  PROVIDED IN THIS  AGREEMENT,  NEUROGEN SHALL NOT BE
               LIABLE TO AVENTIS WITH RESPECT TO THE MANUFACTURE, USE OR SALE OF
               ANY COLLABORATION PRODUCT.

     9.2 Additional Neurogen Representations, Warranties and Covenants. Neurogen
represents, warrants and covenants to Aventis that, except to the extent that it would have no  material  adverse  effect on the rights  and  obligations  of the
Parties contemplated under this Agreement:

          (a)  it has the full right,  power and authority to grant the licenses granted to Aventis  under  Article 2 hereof  with  respect to the
               Neurogen  Contributed  Technology  which exists on the  Effective
               Date;

          (b)  all Patent  Rights  listed as of the  Effective  Date on Schedule
               1.56 are  attached  hereto  as  Schedule  9.2(b)  and,  as of the
               Effective  Date, such Patent Rights are existing and, to its best knowledge, are not invalid or unenforceable, in whole or in part;

          (c)  (i) to the best of its knowledge,  as of the Effective Date it is the sole and  exclusive  owner of the Patent  Rights set forth in
               Schedule 9.2(b), and (ii) to the best of its knowledge, as of the
               Effective  Date, no Third Party has any right,  title or interest in or to the CRF1  Patent  Rights  within the  Patent  Rights set forth in Schedule 9.2(b);

          (d)  as of the  Effective  Date (i) all  inventors  (who are  known to
               Neurogen as of the  Effective  Date) of any  inventions  included within the Neurogen  Contributed  Technology  have assigned their entire right,  title and interest in and to such  inventions  and the corresponding  Patent Rights to Neurogen and (ii) to the best knowledge of Neurogen  after an inquiry effort (made prior to the filing of the relevant  patent  application  in the United States
               Patent and Trademark  Office)  commensurate with that required by
               37 CFR10.18(b)(2)(iii), no Person, other than those Persons named as inventors on any patent or patent application  included within the  Neurogen  Contributed  Technology,  is an  inventor  of  the invention(s) claimed in such patent or patent application;

          (e)  as of the  Effective  Date,  there are no  claims,  judgments  or settlements  against or owed by  Neurogen  or pending  or, to its best  knowledge,  threatened  claims  or  litigation  seeking  to invalidate  the Neurogen  Contributed  Technology  and during the term of this Agreement  Neurogen shall promptly notify Aventis in writing  upon  learning of any such actual or  threatened  claim, judgment or settlement;

          (f)  as of the Effective Date it has no knowledge  that making,  using or selling EDC Program Candidates as pharmaceutical  products may or do infringe  the valid Patent  Rights of any Third Party,  nor does it have any  knowledge  that any Third  Party is  infringing
               Neurogen's Patent Rights relating thereto;

          (g)  as of the  Effective  Date it is not aware of any patent,  patent application  or other  intellectual  property  right of any Third
               Party which, in Neurogen's  reasonable  opinion could  materially adversely  affect the  ability  of either  Party to carry out its respective  obligations  hereunder  or the  ability of Aventis to exercise or exploit  any of the rights or licenses  granted to it under this Agreement;

          (h)  except as  otherwise  specifically  provided  in this  Agreement,
               Neurogen  makes no express or implied  warranties,  statutory  or otherwise,  concerning  the success or  potential  success of the
               Research Program or the quality,  validity,  commercial  utility, freedom from  infringement  or any other  characteristics  of any
               Active Compound, Hit Program Compound, Lead Program Compound, EDC
               Program Candidate,  EDC Program Compound,  Collaboration Product,
               Neurogen  Contributed  Technology,  Patent Rights or intellectual property rights resulting from the collaboration  contemplated in this Agreement.

     9.3  Non-Solicitation.  During the term of the Research Program,  and for a period of one (1) year  thereafter,  neither  Party  (which for purposes of this
Section  9.3  includes a Party and its  Affiliates)  shall  either  directly  or indirectly solicit,  recruit, induce, encourage or attempt to solicit,  recruit, induce or  encourage  any  employee of the other Party to  terminate  his or her employment  relationship  with such other Party and become employed by the other
Party or become  employed  by an  independent  contractor  for such other  Party whether or not such  employee  is a  full-time  employee of such other Party and whether or not such employment  relationship is pursuant to a written  agreement or is at-will.

                                   ARTICLE 10
              CONFIDENTIALITY, PUBLICATION AND PUBLIC ANNOUNCEMENTS

     10.1  Confidentiality.  Except to the extent  expressly  authorized by this
Agreement  or otherwise  agreed in writing,  the Parties  agree that,  until the later of (i) the termination this Agreement or (ii) {_________}  years after the date of disclosure,  each Party (the "Recipient")  receiving  hereunder or under the Secrecy  Agreement  between  Neurogen and Aventis dated October 5, 2000, (as amended by  amendments  dated January 25, 2001,  July 12, 2001,  and December 7,
2001) or under  the  Confidential  Disclosure  Agreement  between  Neurogen  and
Aventis dated June 26, 2001,  or received or generated  pursuant to the Material
Transfer  Agreement  between  Neurogen and Aventis dated  November 19, 2001, any
Confidential  Information of the other Party (the "Disclosing Party") shall keep such information confidential and shall not publish or otherwise disclose or use for any purpose  other than as  provided  for in this  Agreement,  except to the extent that it can be established:

          (a)  by the Recipient that the  Confidential  Information  was already known  to the  Recipient  (other  than  under  an  obligation  of confidentiality)  at the  time of  disclosure  by the  Disclosing
               Party,  and such  Recipient  can so  demonstrate  by  documentary evidence to that effect;

          (b)  by the Recipient that the Confidential  Information was generally available to the public or otherwise part of the public domain at the time of its disclosure to the Recipient;

          (c)  by  the  Recipient  that  the  Confidential   Information  became
               generally available to the public or otherwise part of the public domain  after its  disclosure  and other than  through any act or omission in breach of a confidentiality obligation;

          (d)  by the Recipient that the Confidential  Information was disclosed to that Party other than under an obligation  of  confidentiality by a Third Party who had no  obligation to the  Disclosing  Party not to disclose such information to others; or

          (e)  by  the  Recipient   that  the   Confidential   Information   was
               independently  discovered or developed by the  Recipient  without the use of the  Confidential  Information  belonging to the other
               Party  and  the  Recipient  can  so  demonstrate  by  documentary evidence to that effect.

     10.2   Authorized   Disclosure.   Each  Party  may  disclose   Confidential
Information  belonging  to the other  Party to the  extent  such  disclosure  is reasonably necessary to:

          (a)  file  or  prosecute  patent   applications   claiming  inventions
               included   within,   in  the  case  of  Neurogen,   the  Neurogen
               Contributed  Technology,  and in the case of Aventis, the Aventis
               Contributed  Technology,  or,  in the case of either  Party,  the
               Joint Technology,

          (b)  prosecute or defend litigation,

          (c)  exercise rights hereunder  provided such disclosure is covered by terms of confidentiality similar to those set forth herein, and

          (d)  comply with applicable governmental laws and regulations,  order, ruling, guidance, pronouncement and the like.

In the event a Party  shall deem it  necessary  to  disclose,  pursuant  to this
Section 10.2, Confidential  Information belonging to the other Party, such Party shall, to the extent possible, give reasonable advance notice of such disclosure to the  other  Party  and  cooperate  with the  other  Party to take  reasonable measures to ensure confidential treatment of such information.

     10.3 SEC Filings.  The Parties will agree in advance with each other on the terms of this  Agreement  which the Parties  agree to seek to be redacted in any
SEC filings.

     10.4 Publications. During the term of the Agreement, each Party will submit to the other Party for review and approval all proposed academic, scientific and medical  publications  relating to the Research Program,  EDC Program Compounds,
Collaboration  Products,  Neurogen Contributed  Technology,  Aventis Contributed
Technology and Joint  Technology for review in connection  with  preservation of exclusive Patent Rights or to determine whether Confidential  Information should be modified or deleted.  The non-publishing  Party shall have no less than sixty
(60) days to review each proposed publication. The review period may be extended for an  additional  thirty (30) days in the event the  non-publishing  Party can demonstrate a reasonable need for such extension including,  but not limited to, the preparation and filing of patent  applications.  By mutual  agreement,  this period may be further  extended.  Aventis  and  Neurogen  will each  comply with standard academic practice regarding  authorship of scientific  publications and recognition of  contribution  of other parties in any  publications  relating to
Research  Program,  EDC  Program  Compounds,  Collaboration  Products,  Neurogen
Contributed Technology,  Aventis Contributed Technology and Joint Technology; it
being agreed to and understood that, where proper, such publications relating to the Research Program shall be joint publications.

     10.5 Public Announcements. It is agreed and understood that each Party is a publicly  owned  company  and, as such,  may be  required to make prompt  public announcements  of material  information.  The Parties agree on the importance of coordinating  their  public  announcements  respecting  this  Agreement  and the subject  matter  thereof.  Neither  Party  will  make  any  public  announcement
regarding  this  Agreement,   the  Research  Program,   EDC  Program  Compounds,
Collaboration  Products,  Neurogen Contributed  Technology,  Aventis Contributed
Technology  or Joint  Technology  (other than  academic,  scientific  or medical publications  which are subject to the  publication  provision  set forth above)
without  using  its best  efforts  to give  the  other  Party at least  five (5)
Business Days to review, comment on and approve such public announcement, or the maximum such lesser time as may be necessary under an emergency situation.

                                   ARTICLE 11
                                 INDEMNIFICATION

     11.1  Aventis.  Aventis  agrees to defend  Neurogen and its  Affiliates  at
Aventis'  cost  and  expense,  and will  indemnify  and  hold  Neurogen  and its
Affiliates and their respective directors,  officers,  employees and agents (the
"Neurogen  Indemnified  Parties")  harmless from and against any and all losses, costs,  damages,  fees or expenses  (including  reasonable  attorney's  fees and expenses)  ("Losses")  incurred in  connection  with or arising out of any Third
Party  claim  relating  to (i) any  material  breach  by  Aventis  of any of its material representations,  warranties or obligations pursuant to this Agreement,
(ii) any gross negligence or willful misconduct of Aventis in the performance of any right or obligation  under this Agreement,  or (iii) any product  liability, clinical  trial  liability or other claims arising from the use by any person of
any   Collaboration   Product  or  any  drug  candidate  being  developed  as  a
Collaboration  Product,  in each case  other  than any  Competing  Products  and products  developed  or  commercialized  from a Compound  returned  to  Neurogen pursuant to Article 5 or Article 12. In the event of any such claim  against the
Neurogen Indemnified Parties by any Third Party,  Neurogen shall promptly notify
Aventis  in  writing  of the  claim,  the  Neurogen  Indemnified  Parties  shall cooperate with Aventis in the defense of such claim and Aventis shall manage and control,  at its sole  expense,  the  defense  of the claim and its  settlement;
provided  that  Aventis  shall  not agree to any  settlement  that  would  admit liability  on the part of Neurogen or involve  relief  other than the payment of money, without the approval of Neurogen, not to be unreasonably  withheld,  and;
provided  further,  that if the  interests of a Neurogen  Indemnified  Party and
Aventis conflict, the Neurogen Indemnified Party shall be allowed to control its own defense  (including  obtaining  separate legal  counsel,  the reasonable and necessary  expenses  and costs of which,  with  respect to one  additional  such counsel,  will be  borne by  Aventis).  Any  Neurogen  Indemnified  Party  whose interests  do not  conflict  with  those of  Aventis  may also  elect at its own expense to be represented  separately in any such action or proceeding.  Aventis shall not be liable for any litigation costs or expenses  incurred by a Neurogen
Indemnified  Party unless such costs and expenses are  authorized  in writing in advance by Aventis or are the  reasonable  and necessary  expenses of a Neurogen
Indemnified  Party with whom  Aventis has a conflict of  interest.  In addition,
Aventis  shall not be  responsible  for the  indemnification  or  defense of any
Neurogen  Indemnified  Party from and  against any Losses to the extent any such
Losses are caused by the gross negligence or willful misconduct of such Neurogen
Indemnified  Party in the  performance  of any right or  obligation  under  this
Agreement or the material breach by Neurogen of any representation,  warranty or obligation  under this Agreement,  or any claims  compromised or settled without its prior written consent.

     11.2  Neurogen.  Neurogen  agrees to defend  Aventis and its  Affiliates at
Neurogen's  cost,  and will  indemnify and hold Aventis and its  Affiliates  and their  respective  directors,  officers,  employees  and  agents  (the  "Aventis
Indemnified  Parties")  harmless  from and against  any and all  losses,  costs, damages,  fees or expenses (including  reasonable  attorneys' fees and expenses)
arising  out of any Third Party claim  relating  to (i) any  material  breach by
Neurogen  of any of its  material  representations,  warranties  or  obligations pursuant to this Agreement,  (ii) any gross negligence or willful  misconduct of
Neurogen in the performance of any right or obligation under this Agreement,  or
(iii) any product  liability,  clinical  trial  liability or other claim arising from the use by any person of any Competing  Product or any drug candidate being developed as a Competing  Product or other product  developed or  commercialized from a Compound returned to Neurogen pursuant to Article 5 or Article 12. In the event of any such claim  against  the Aventis  Indemnified  Parties by any Third
Party,  Aventis shall promptly  notify  Neurogen in writing of the claim and the
Aventis Indemnified Parties shall cooperate with Neurogen in the defense of such claim and Neurogen shall manage and control, at its sole expense, the defense of the claim and its  settlement;  provided  that  Neurogen  shall not agree to any settlement  that would admit  liability on the part of Aventis or involve relief other than the  payment of money,  without the  approval  of Aventis,  not to be unreasonably  withheld,  and;  provided  further,  that if the  interests  of an
Aventis  Indemnified Party and Neurogen conflict,  the Aventis Indemnified Party shall be allowed to control its own defense (including  obtaining separate legal counsel,  the reasonable and necessary expenses and costs of which, with respect to one  additional  such  counsel,  will be  borne  by  Neurogen).  Any  Aventis
Indemnified  Party whose  interests do not  conflict  with those of Neurogen may also elect at its own expense to be represented separately in any such action or proceeding.  Neurogen shall not be liable for any  litigation  costs or expenses incurred by an Aventis  Indemnified  Party  unless such costs and  expenses  are authorized in writing in advance by Neurogen or are the reasonable and necessary expenses of an Aventis  Indemnified  Party with whom  Neurogen has a conflict of interest. In addition, Neurogen shall not be responsible for the indemnification or defense of any Aventis  Indemnified Party from and against any Losses, to the extent any such Losses are caused by the gross negligence or willful  misconduct of such Aventis  Indemnified Party in the performance of any right or obligation under this Agreement,  or the material breach by Aventis of any  representation, warranty or obligation  under this Agreement,  or any claims settled without its prior written consent.

     11.3 Insurance Proceeds. Any indemnification hereunder shall be made net of any insurance proceeds recovered by the indemnified  Party;  provided,  however, that if, following the payment to the indemnified Party of any amount under this
Article 11, such indemnified Party recovers any insurance proceeds in respect of the claim for which such indemnification payment was made, the indemnified Party shall  promptly  pay an amount  equal to the  amount of such  proceeds  (but not exceeding the amount of such indemnification payment) to the indemnifying Party.

     11.4  Insurance.   Each  Party  further  agrees  to  use  its  Commercially
Reasonable   Efforts  to  obtain  and  maintain   commercial  general  liability
insurance,  including  clinical trials and products  liability  insurance,  with reputable and financially secure insurance  carriers or self-insurance,  in such amounts  and  subject to such  deductibles  as the  Parties may agree based upon standards  prevailing in the industry at the time. Each Party agrees to name the other as an additional  insured under such insurance.  Each Party shall maintain such insurance for so long as Collaboration  Products  continue to be developed, manufactured or sold and thereafter for so long as is necessary to cover any and all Third Party claims which may arise from the development, manufacture or sale of a Collaboration Product.

                                   ARTICLE 12
                              TERM AND TERMINATION

     12.1 Term.

          (a)  Unless earlier  terminated by mutual  agreement of the Parties or pursuant to the  provisions  of this  Article 12, this  Agreement will  continue  in full force and effect on a  country-by-country
               and   product-by-product   basis  until  the  obligation  to  pay
               Royalties  with  respect  to the  sale  of such  product  in such country  expires or is earlier  terminated in accordance with the terms hereof.

          (b)  On a country-by-country basis and on a product-by-product  basis, upon the scheduled expiration (as contemplated in Section 8.1(b))
               of the  obligation to pay  Royalties  with respect to the sale of such  product in such  country,  the licenses  granted  hereunder
               shall  become  fully  paid  up,   royalty-free,   perpetual   and
               irrevocable.

     12.2 Voluntary  Termination by Aventis.  At any time,  Aventis may elect to irrevocably  terminate this Agreement upon ninety (90) days prior written notice to Neurogen.

     12.3 Material  Breach.  Upon a material breach of this Agreement by Aventis or Neurogen (in such capacity,  the "Breaching Party"), the other Party (in such capacity,  the  "Non-Breaching  Party")  may provide  written  notice (a "Breach
Notice") to the Breaching Party specifying the material breach. If the Breaching
Party fails to cure such material  breach during the ninety (90) day period (or, if  applicable,  such  longer  period,  but not to exceed one hundred and eighty
(180) days, as would be reasonably  necessary for a diligent  party to cure such material  breach,  provided the Breaching  Party has commenced and continues its diligent  efforts to cure,  and  provided  further,  that the Parties  shall use reasonable  efforts to work together to cure any such material breach) following the date on which the Breach Notice is provided,  then the provisions of Section
12.4  (b),  (c),  (d),  (e)  or (f)  shall  apply  as  applicable.  The  Parties acknowledge  and agree that (i) an act or omission for which Neurogen has made a
{___________}  shall not  constitute a basis for a claim by Neurogen of a breach of this Agreement by Aventis; {___________}.

     12.4 Consequences of Termination or Material Breach.

          (a)  Voluntary Termination by Aventis pursuant to Section 12.2. In the
               event  this  Agreement  is  voluntarily   terminated  by  Aventis
               pursuant to Section 12.2, then on or before the effective date of termination:

               (i)  Aventis  shall pay  Neurogen  in one lump  payment an amount equal to  {__________}  on an  annual  basis for each of the
                    Neurogen  Researcher  FTEs  specified  to be  devoted to the
                    Research Plan for the  {___________}  following the delivery of Aventis'  written  notice to Neurogen;  provided that, in the event  that such  termination  notice  is  delivered  to
                    Neurogen  prior to the  completion of the first year of this
                    Agreement,  then  such  payment  shall be made on a pro rata basis  for each  month  remaining  in such year that has not already been funded by Aventis,  and for the  {___________};
                    and Aventis  shall have no other  funding  obligation  going forward for the Research Program;

               (ii) Subject to Section  12.4(a)(xi)  below, all licenses granted pursuant to Sections 2.1 and 2.2 will terminate;

               (iii)Aventis  will,   within  thirty  (30)  days  of  the  notice
                    provided for in Section 12.2, disclose to Neurogen all Joint
                    Technology,   Joint  Confidential  Information  and  Aventis
                    Contributed Technology in Aventis' or any of its Affiliate's
                    possession  and  not   previously   disclosed  to  Neurogen,
                    including  without  limitation  the list required by Section
                    13.7;

               (iv) Subject  to  Section  12.4(a)(xi)  below,  Aventis  and  its
                    Affiliates,  as the case may be, will grant to Neurogen,  at
                    Neurogen's request, the following licenses:

                    (A)  a   sole   and   exclusive,   perpetual,   irrevocable,
                         royalty-free, worldwide right and license under (I) the
                         Aventis  Contributed  Technology and Aventis' or any of
                         its  Affiliates'  interest in the Joint  Technology and
                         Joint Confidential Information,  to the extent and only
                         to the extent that such Aventis Contributed  Technology
                         or Joint Technology relate to the composition or use of
                         CRF1 Receptor  Antagonist/Agonists,  {___________}  and
                         Aventis' or any of its Affiliates' interest (if any) in
                         the Neurogen  Contributed  Technology,  in each case to
                         research,  develop,  have  developed,  make, have made,
                         use,  import,  market,  have marketed,  offer for sale,
                         sell and have sold,  any  pharmaceutical  product which
                         contains  a  CRF1  Receptor  Antagonist/Agonist  as  an
                         active ingredient; and

                    (B)  a perpetual, irrevocable, royalty-free, worldwide right and license under the Aventis  Contributed  Technology,
                         Aventis'  or  any of its  Affiliates'  interest  in the
                         Joint  Technology and Joint  Confidential  Information,
                         other than to the extent that such Aventis  Contributed
                         Technology,  Joint  Technology  or  Joint  Confidential
                         Information  relate to the  composition  or use of CRF1
                         Receptor Antagonist/Agonists, in each case to research,
                         develop, have developed,  make, have made, use, import,
                         market,  have marketed,  offer for sale,  sell and have
                         sold, any pharmaceutical  product which contains a CRF1
                         Receptor  Antagonist/Agonist  as an  active  ingredient
                         {-----------};

               (v)  {___________}.  Aventis and its Affiliates shall continue to cooperate with such filing, prosecution and maintenance in a manner  consistent with Section 13.2(d),  and Neurogen shall assume the costs going  forward of all  filing,  prosecution and  maintenance  of such CRF1  Patent  Rights that had been undertaken  by either Party under the  provisions of Article
                    13.   Neurogen  shall  provide   Aventis  with   information
                    regarding  such  Patent  Rights so  transferred  in a manner consistent with Section 13.2(d) and if Neurogen  declines to prepare,  file,  prosecute or maintain  such Patent  Rights, then Aventis may,  with respect to any of such Patent Rights as Aventis may  determine in its sole  discretion,  do so at
                    Aventis' expense;

               (vi) Subject to Section  12.4(a)(xi),  upon  Neurogen's  request,
                    Aventis  shall grant to Neurogen  an  exclusive,  world-wide license to utilize  any Marks which were used  primarily  to market  Collaboration  Products in return for a Royalty from
                    Neurogen  to  Aventis of  {__________}  of Net Sales of such
                    products  sold  by  Neurogen  or  any  of  its   Affiliates,
                    licensees or sublicensees using any such Marks;

               (vii) {___________};

               (viii) for clarity, it is understood and agreed that:

                    (A)  {___________}; and

                    (B)  at any time following a termination by Aventis pursuant to Section  12.2,  Aventis may utilize on a  perpetual,
                         irrevocable,  worldwide, royalty-free basis the Aventis
                         Contributed Technology,  Aventis' interest in the Joint
                         Technology  and  Joint   Confidential   Information  to
                         research,  develop,  have  developed,  make, have made,
                         use,  import,  market,  have marketed,  offer for sale,
                         sell and have  sold any  pharmaceutical  product  which
                         does not contain a CRF1 Receptor  Antagonist/Agonist as
                         an  active   ingredient.

               (ix) Subject to Section 12.4(a)(xi),  it is agreed and understood that, in the event that Aventis  terminates  this  Agreement under  Section  12.2,  Aventis  shall provide or transfer to
                    Neurogen  or any  sublicensee  of  Neurogen,  at  Neurogen's request and expense,  any preclinical data, clinical data or regulatory submissions relating to any EDC Program Compounds and Collaboration Products;

               (x)  the  lock-up  provisions  of Section  2.4 shall  survive any termination of this Agreement; and

               (xi) {___________}:

                    (A)  {___________}

                    (B)  {___________}

          (b)  Rights of Aventis in the Event of Neurogen Breach with respect to the Research Program.  If a material breach relates to Neurogen's obligations  under  the  Research  Program  and is not  cured  in accordance with the provisions of Section 12.3, then Aventis may,
               upon  written  notice  to  Neurogen,   elect  to  accelerate  the
               conclusion  of the  Research  Program  to any  date  at  Aventis'
               option.  Upon  such  conclusion  of the  Research  Program,  this
               Agreement shall continue in full force and effect with respect to
               Aventis' further development and commercialization (including the payment of Milestones and Royalties) of  Collaboration  Products.
               For purposes of clarity,  if Aventis  elects to so accelerate the conclusion of the Research Program, then, upon such conclusion:

               (i)  Aventis  will have no further  funding  obligations  for and
                    Neurogen  will  have  no  further   obligations  to  perform
                    research  with  respect to the Research  Program  after such conclusion;

               (ii) all licenses granted pursuant to Section 2.2 will terminate;

               (iii)the  provisions  of Section 2.4 will continue to apply until one year after what would have been the entire  Initial Term
                    (and the entire Extension Term, if already  commenced) as if
                    the  conclusion  of  the  Research   Program  had  not  been
                    accelerated.

          (c)  Rights of Aventis in the Event of Neurogen's  Breach with respect
               to  the  Development  and   Commercialization   of  Collaboration
               Products.  If the material  breach  relates to any of  Neurogen's obligations  under this Agreement with respect to the development and commercialization of Collaboration  Products and is not cured in accordance  with the  provisions  of Section  12.3,  then this
               Agreement shall continue in full force and effect, including with respect to Aventis'  further  development  and  commercialization
               (including   the  payment  of   Milestones   and   Royalties)  of
               Collaboration Products, and:

               (i)  in the event the material  breach  occurs during the term of the Research Program,  Aventis shall have the rights and the
                    Parties shall both have the obligations set forth in Section
                    12.4(b);

               (ii) the  provisions of Sections 2.4, 2.5, and 2.6 shall continue to apply; and

               (iii) {___________}.

          (d)  Rights of Neurogen in the Event of Aventis'  Breach with  respect to Research  Program.  If the material breach relates to Aventis'
               obligations  under  the  Research  Program  and is not  cured  in accordance  with the  provisions of Section  12.3,  then Neurogen may,  upon written  notice to Aventis,  elect to  accelerate  the conclusion  of the  Research  Program  to any date at  Neurogen's option.  Upon  such  conclusion  of the  Research  Program,  this
               Agreement shall continue in full force and effect with respect to
               Aventis' further development and commercialization (including the payment of Milestones and Royalties) of  Collaboration  Products.
               For purposes of clarity,  if Neurogen elects to so accelerate the conclusion of the Research Program, then, upon such conclusion:

               (i)  Aventis  will have no further  funding  obligations  for and
                    Neurogen  will  have  no  further   obligations  to  perform
                    research  with  respect to the Research  Program  after such conclusion

               (ii) the licenses granted pursuant to Section 2.2 will terminate;
                    and

               (iii)the  provisions of Section 2.4 shall continue to apply until one year after what would have been the entire  Initial Term
                    (and the entire Extension Term, if already  commenced) as if
                    the  conclusion  of  the  Research   Program  had  not  been
                    accelerated.

          (e)  Rights of  Neurogen  for  Aventis'  Breach  with  respect  to the
               Development and  Commercialization of Collaboration  Products. If
               the material breach relates to Aventis'  obligations with respect
               to  the  development  and   commercialization   of  Collaboration
               Products,  then  Neurogen  may,  upon written  notice to Aventis, terminate  this  Agreement  and the right to further  develop and commercialize all Collaboration  Products shall be transferred to
               Neurogen  provided,   however,   that  if  at  the  time  of  the
               termination,   Aventis  is   conducting   marketing  or  clinical
               development of one or more Collaboration Products for indications that are not the subject of any  material  breach,  then any such termination  shall  not  apply  to  such  Collaboration  Products
               ("Retained  Collaboration Products") and Aventis shall retain the rights and  licenses  necessary  to continue  the  marketing  and clinical  development as  contemplated  in this Agreement of such
               Retained  Collaboration  Products  and the  diligence,  milestone payment and Royalty  obligations  relating  thereto shall survive such termination.  For purposes of clarity,  any such termination will include the termination of the licenses  granted by Neurogen to  Aventis  pursuant  to  Sections  2.1  (except  to the  extent necessary  for  Aventis to  develop  and  commercialize  Retained
               Collaboration Products) and 2.2. In addition:

               (i)  Aventis  will  disclose  to Neurogen  all Joint  Technology,
                    Joint  Confidential   Information  and  Aventis  Contributed
                    Technology  in  Aventis'   possession   and  not  previously
                    disclosed to Neurogen;

               (ii) Aventis  will  grant  to  Neurogen  a  sole  and   exclusive
                    perpetual, irrevocable,  royalty-free, fully-paid, worldwide license,  with right to sublicense,  under Aventis' interest in the Joint Technology,  the Aventis Contributed Technology
                    and any CRF1 Patent Rights  (except to the extent  necessary
                    for   Aventis  to   develop   and   commercialize   Retained
                    Collaboration  Products),  and Aventis' interest (if any) in
                    the  Neurogen  Contributed  Technology  to  research,   have
                    researched,  develop, have developed,  make, have made, use, import,  market, offer for sale and sell, any pharmaceutical product that contains a CRF1 Receptor  Antagonist/Agonist as an active  ingredient  other than a  Retained  Collaboration
                    Product;

               (iii){___________}.  Aventis and its Affiliates shall continue to cooperate with such filing, prosecution and maintenance in a manner  consistent with Section 13.2(d),  and Neurogen shall assume the costs going  forward of all  filing,  prosecution and  maintenance  of such CRF1  Patent  Rights that had been undertaken  by either Party under the  provisions of Article
                    13 other than  those  relating  to a Retained  Collaboration
                    Product.  Neurogen  shall provide  Aventis with  information regarding  such  Patent  Rights so  transferred  in a manner consistent with Section 13.2(d) and if Neurogen  declines to prepare,  file,  prosecute or maintain  such Patent  Rights, then Aventis may,  with respect to any of such Patent Rights as Aventis may  determine in its sole  discretion,  do so at
                    Aventis' expense; and

               (iv) Upon Neurogen's  request,  Aventis shall grant to Neurogen a co-exclusive,  world-wide license to utilize any Marks which were used  primarily  to market  Collaboration  Products and were not used to market any Retained  Collaboration Products in  return  for  a  Royalty  from  Neurogen  to  Aventis  of
                    {__________}  of  Net  Sales  by  Neurogen  or  any  of  its
                    Affiliates,  licensees or  sublicensees of products that use any such Marks.

          (f)  Remedies;   Other   Material   Breaches.   The   rights   of  the
               Non-Breaching  Party set forth in Sections  (b) through (e) above shall be in addition  to, and not in lieu of, any other  remedies to  which  the  Non-Breaching  Party  may be  entitled  at law or equity.  If there is a material  breach alleged other than in the
               scenarios   covered  by  Sections  (b)  through  (e)  above,  the
               Non-Breaching  Party  shall  be  entitled  to seek  any  remedies available at law or equity.

     12.5  Change  of  Control.  Upon a Change  of  Control  of  Neurogen,  this
Agreement  shall  continue  in full  force and  effect,  except  that,  upon the election of Aventis: {___________}.

     12.6  Bankruptcy.  Each  party  may,  in  addition  to any  other  remedies available  to it by law or in equity,  exercise  the  rights set forth  below by written  notice to the other  Party (the  "Insolvent  Party"),  in the event the
Insolvent Party shall have become  insolvent or bankrupt,  or shall have made an assignment for the benefit of its creditors,  or there shall have been appointed a trustee or receiver of the Insolvent Party or for all or a substantial part of its  property,  or any case or  proceeding  shall have been  commenced  or other action  taken by or  against  the  Insolvent  Party  in  bankruptcy  or  seeking reorganization, liquidation, dissolution, winding-up arrangement, composition or readjustment of its debts or any other relief under any bankruptcy,  insolvency, reorganization  or other similar act or law of any jurisdiction now or hereafter in effect,  or there shall have been issued a warrant of attachment,  execution, distraint or similar process against any substantial part of the property of the
Insolvent  Party,  and any such event shall have  continued  for sixty (60) days undismissed, unbonded and undischarged. All rights and licenses granted under or pursuant to this  Agreement by each Party are, and shall  otherwise be deemed to be, for  purposes of Section 365 (n) of the U.S.  Bankruptcy  Code,  licenses of rights to  "intellectual  property"  as defined  under  Section  101 of the U.S.
Bankruptcy  Code.  The  Parties  agree that the other  Party as licensee of such rights  under this  Agreement  shall  retain and may fully  exercise  all of its rights and elections under the U.S.  Bankruptcy  Code. The Parties further agree that, in the event of the commencement of a bankruptcy  proceeding by or against a Party under the U.S.  Bankruptcy  Code, the other Party shall be entitled to a complete  duplicate  of  (or  complete  access  to,  as  appropriate)  any  such intellectual  property and all embodiments of such  intellectual  property,  and same, if not already in the its  possession,  shall be promptly  delivered to it
(i) upon any such  commencement  of a  bankruptcy  proceeding  upon its  written request therefor, unless the bankrupt Party elects to continue to perform all of its  obligations  under this Agreement or (ii) if not delivered under (i) above, upon the rejection of this  Agreement by or on behalf of the bankrupt Party upon written request therefor by the other Party.

     12.7 Certain  Termination  at the end of the Research  Program.  If, at any
time, after one year following the term of the Research Program,  (x) there are:
(i) no  designated  EDC  Compounds  that are being  developed,  (ii) no  Aventis
Compounds,  Neurogen Compounds, or Joint Compounds in clinical development,  and
(iii) no Collaboration  Products being marketed,  and (y) such facts are not due to the failure of either  Party to use  Commercially  Reasonable  Efforts,  then either  Party may,  upon ninety  (90) days  written  notice to the other  Party, terminate this Agreement in its entirety. {___________}

     12.8  Liabilities.  Termination of this Agreement  shall not release either
Party from any  obligation or liability  which shall have accrued at the time of termination,  or preclude  either  Party from  pursuing all rights at law and in equity with  respect to any breach  under this  Agreement.  Notwithstanding  the foregoing,  except as may be the case under  Section 11,  neither  Party will be liable for punitive,  exemplary or  consequential  damages incurred by the other
Party arising out of any breach or default under this Agreement.

                                   ARTICLE 13
                              INTELLECTUAL PROPERTY

     13.1  Ownership  of  Technology  and Patent  Rights.  Each of Neurogen  and
Aventis shall  respectively  own the Technology,  and any Patent Rights claiming such Technology,  invented,  developed or discovered  solely by its employees or agents in the  performance  of such  Party's  obligations  under this  Agreement
(respectively,  "Neurogen  Inventions" and "Aventis  Inventions").  Inventorship
shall be determined in accordance with United States laws of inventorship.  When invented by  inventors  from both  Parties  ("Joint  Inventions")  each  Party's employee or agent inventors shall assign their rights claiming Joint  Inventions to that Party.  In accordance with United States patent laws and this Agreement, the  Parties  will  thus  jointly  own any Joint  Inventions,  each  holding  an undivided  half interest in any Joint  Inventions,  for which there are no Third
Party inventors who are not under an obligation of assignment of all right title and interest in such Joint Invention to one or both Parties.  {___________}.  It is the Parties' intention to avoid any involvement of such Third Party inventors in the  Research  Program.  The Parties  shall  jointly own,  each  receiving an undivided  half  interest,  any Joint  Inventions  for which there are no Patent
Rights. No rights or licenses are granted unless expressly  provided for in this
Agreement  and each Party shall  retain all rights and  licenses  not  expressly granted to the other.

     13.2 Patent Prosecution and Maintenance.

          (a)  Aventis Inventions and Collaboration  Products.  Aventis,  at its
               expense,  shall use Commercially  Reasonable  Efforts to prepare, file,  prosecute,  and maintain worldwide (i) Patents relating to
               Aventis   Inventions  and  (ii)  Patents   claiming  EDC  Program
               Compounds  or  Collaboration  Products.  If Aventis  declines  to prepare,  file, prosecute or maintain such patents, then Neurogen may,  with  respect  to any  of  such  patents  as  Neurogen  may determine in its sole discretion, do so at Neurogen's expense. In the event any such Patents also relate to a Competing  Product or an EDC Compound, certain rights to which were granted to Neurogen pursuant to Section  5.3(b)(iii)(B),  Neurogen and Aventis  shall share equally the expense of preparing,  filing,  prosecuting and maintaining such Patents.

          (b)  Neurogen Inventions. Neurogen, at Aventis' expense, will prepare, file,  prosecute  and  maintain  worldwide  patents  relating  to
               Neurogen  Inventions.  If Neurogen  declines  to  prepare,  file, prosecute  or maintain  such  patents,  then  Aventis  may,  with respect to any of such  patents as Aventis may  determine  in its sole  discretion,  do so at  Aventis'  expense.  If  Neurogen  is preparing,  filing,  prosecuting or maintaining a patent relating to a Neurogen  Invention  that includes  pending or issued claims reading  on a  Compound  that is also the  subject  of a Neurogen patent application describing the useful activity of the Compound as being at a pharmacological target that is not a CRF1 Receptor,
               Neurogen shall pay {___________} of the costs of prosecuting such patent application relating to a Neurogen Invention..

          (c)  Joint Inventions.  Aventis shall have the first right to prepare, file, prosecute, and maintain worldwide patents relating to Joint
               Inventions  {___________}.  If Aventis declines to prepare, file, prosecute,  or maintain such a patent, then Neurogen may do so at its expense and Aventis'  license to the patent under Section 2.1 above  will be  cancelled  unless  and until  Aventis  reimburses
               Neurogen for its costs relating to the prosecution of all patents relating to Joint  Inventions  that Aventis  declined to prepare, file, prosecute, or maintain.

          (d)  Cooperation  Regarding  Patent Filings - CRF1 Patent Rights.  The
               Parties  shall  cooperate  in  pursuing  Patent  Rights  for  all
               Neurogen  Inventions,  Aventis Inventions,  and Joint Inventions,
               and shall upon  request  execute  such  papers as are  reasonably required  to secure such Patent  Rights in  accordance  with this
               Section. Each Party shall provide to the other Party a draft copy of  each  U.S.  and  WIPO  patent  application  to  be  filed  in accordance  with this Section 13.2 prior to filing in order,  and sufficiently in advance of filing, to obtain substantive  comment of the other Party's patent counsel. In situations where there is an acute  need  for  expeditious  filing  of a  provisional  U.S.
               application,  such  application  may be filed  without such prior provision  to  the  other  Party,  with  the  understanding  that additional  provisional  applications may be filed to incorporate any such  substantive  comments.  Each Party shall provide to the
               other  Party  as-filed   copies  of  all  U.S.  and  WIPO  patent
               applications promptly after the filing of such applications. Each
               Party shall provide to the other Party a copy of each U.S. Patent and Trademark  Office "Office  Action"  regarding any application for which at least one of the other  Party's  employees or agents
               are  listed  as  inventor,   and  a  proposed  response  thereto,
               sufficiently  in  advance  of  the  response  due  date  (without extension),  to obtain  substantive  comment of the other Party's patent counsel.

          (e)  {___________}

          (f)  Patent Extensions. Aventis shall have the right to file on behalf of Neurogen all applications and take actions necessary to obtain patent extensions pursuant to 35 USC 156 or like foreign statutes for Patent Rights licensed to Aventis hereunder.  Neurogen agrees to sign such further documents and take such further actions (all at  Aventis'  expense)  as may be  requested  by  Aventis in this regard.

          (g)  Disclaimer  of Claims and  Abandonment  of  Applications  Neither
               Party may  disclaim a claim of a patent  application  licensed to the other Party  hereunder,  nor shall either abandon such patent application,  without  the express  written  consent of the other
               Party.

          (h)  Oppositions,    Re-examinations   and   Maintenance   The   Party
               prosecuting  any  patent  application  in  accordance  with  this
               Article  13  shall  respond  to  any  oppositions,  inter  partes re-examinations,  or the like (and the parties shall cooperate in such  responses  in like  manner to the  prosecution  cooperation provisions of Section  13.2(d) above) and shall maintain in force any  patents  issuing  on such  applications  by duly  filing all necessary  papers and paying any fees required by the patent laws of the country in which such patent was granted.  All costs shall be borne by the Party at whose expense the  corresponding  patent application was or is being prosecuted.

     13.3 Enforcement of Patent Rights.

          (a)  Aventis  Inventions.  Subject to  subsection  (c) below,  Aventis shall have the sole right but not the obligation, in its own name and at its own  expense,  to enforce  Patent  Rights  relating to
               Aventis   Inventions   against  any  Third  Party   suspected  of
               infringing a claim of such a Patent Right.

          (b)  Neurogen  Inventions.  Subject to subsection (c) below,  Neurogen shall have the sole right but not the obligation, in its own name and at its own  expense,  to enforce  Patent  Rights  relating to
               Neurogen   Inventions   against  any  Third  Party  suspected  of
               infringing a claim of such a Patent Right.

          (c)  Collaboration  Products and EDC Program Compounds.  Aventis shall have the first right, but not the obligation, in its own name, to enforce Patent Rights  relating to any  Collaboration  Product or
               EDC  Program  Compound,  against  any Third  Party  suspected  of infringing a claim of such a Patent  Right.  In the event Aventis shall  not  elect to  enforce  any  Patent  Right  relating  to a
               Collaboration  Product or EDC Program  Compound,  Neurogen  shall have the  right to do so.  The Party  electing  to  enforce  such
               Patent  Rights  (the  "Enforcing  Party")  shall  have  exclusive control over the conduct of any such  proceedings,  including the right to settle or compromise  such  proceedings  consistent with
               Aventis'  licenses  hereunder,   provided,   however,   that  the
               Enforcing Party may not settle or compromise any such action in a manner  which  diminishes  the  Patent  Rights  relating  to  any
               Neurogen   Inventions   without  Neurogen's  consent  or  Aventis
               Inventions  without Aventis' consent or Joint Inventions  without the consent of both Parties or which would  impose any  financial obligation on the other Party without such other Party's consent.
               The expenses of any  proceeding  the Enforcing  Party  initiates, including  lawyers'  fees  and  costs,  shall  be  borne  by  the
               Enforcing  Party,  provided,  however,  that the other Party (the
               "Non-Enforcing  Party")  may  elect  to pay  {___}%  of all  such expenses.  The Non-Enforcing  Party will cooperate fully with the
               Enforcing  Party in such  action  upon  request by the  Enforcing
               Party,  out-of-pocket  expenses  incurred  in  carrying  out such cooperation to be paid by the enforcing  party.  In the event the
               Non-Enforcing  Party has elected to pay {___}% of the expenses as set forth  above,  such award or recovery  paid to the  Enforcing
               Party shall first be applied toward  reimbursement of legal fees, costs and  expenses  incurred by the Parties  (in  proportion  to expenses incurred),  and the remainder,  if any, shall be divided
               {___}% to the  Non-Enforcing  Party and  {___}% to the  Enforcing
               Party.  If Aventis  lacks  standing to bring any  proceeding  for which it would otherwise be the Enforcing Party, and Neurogen has standing to carry out such proceeding,  then Neurogen shall do so at Aventis'  request  and  expense,  subject to the above  {___}%
               election provisions.

     13.4  Infringement  Defense.  Aventis  shall  have the  right,  but not the obligation,  to defend and  control any suit  against  any of Aventis,  Aventis'
Affiliates  or  sublicensees,  alleging  infringement  of any  patent  or  other intellectual  property  right of a Third Party arising out of  activities  under this Agreement including, without limitation, the manufacture,  use, sale, offer to  sell  or  importation  of  a  Collaboration  Product  by  Aventis,  Aventis'
Affiliates  or  sublicensees;  provided,  however,  that  Aventis  shall  obtain
Neurogen's  written  consent  prior to  agreeing to any  settlement  which would require any payment by Neurogen or would adversely affect Neurogen's business in a material way; and provided,  further,  that Aventis shall give Neurogen prompt written notice of the  commencement  of any such suit or threat of such suit and will  furnish  Neurogen a copy of each  communication  relating  to the  alleged infringement. Aventis shall be responsible for the costs and expenses, including lawyer's  fees and costs,  associated  with any suit or action,  and Aventis and
Neurogen  will consult with one another and cooperate in the defense of any such action.  If Aventis  finds it necessary or desirable to join Neurogen as a party to any such  action,  Neurogen  will execute all papers and perform such acts as shall be reasonably required, at Aventis expense.

     13.5  Cooperation  Between  the  Parties.  The Parties  recognize  that the designation of a Compound as an EDC Program  Compound or  Collaboration  Product
may impact the  designation of the Party  responsible  for such invention  under this Article 13. The Parties anticipate that patent applications may be filed on
Compounds  prior to  designation  of the  Compound  as EDC  Program  Compound or
Collaboration  Product,  and agree to  cooperate  in  deciding  how to  allocate responsibilities  and expenses in the event  designation of a Compound as an EDC
Program Compound or Collaboration  Product impacts  responsibilities  under this
Article 13. In addition,  the Parties agree to cooperate  with each other in the preparation, filing, prosecuting, maintenance, defense and enforcement of Patent
Rights included in Neurogen Contributed  Technology or Joint Technology licensed hereunder.  In any action taken in the  prosecution  of, or in the defense of an action by a Third Party related to patent invalidity or non-patentability of any patent application or patent claiming Neurogen  Contributed  Technology or Joint
Technology  licensed  hereunder,  neither  Party shall admit the  invalidity  or non-patentability of any Patent Right or take any other action that may diminish
Patent  Rights  within  Neurogen  Contributed  Technology  or  Joint  Technology
licensed hereunder without the other Party's prior written consent.  The Parties agree to  cooperate  with each  other  and to use best  efforts  to  ensure  the cooperation of any of their respective  personnel and licensee(s) or licensor(s)
as might  reasonably  be  requested  in any such  matters,  and  shall  sign any necessary  legal  papers and  provide the  prosecuting  party with data or other information in support  thereof.  The Parties will confer on what action to take with respect to the defense of infringement  proceedings naming both Aventis and
Neurogen or in  proceedings to enforce  patents  claiming  Neurogen  Contributed
Technology or Joint Technology licensed hereunder against a Third Party.

     13.6  Marks  for  Collaboration  Products.  Except as  otherwise  expressly provided in this  Agreement,  Aventis shall own all trademarks and service marks
associated  with  Aventis'   commercialization   of  a   Collaboration   Product
(collectively,  "Marks").  Aventis  shall also own any domain  names  distinctly including any Marks. Except as otherwise provided for herein, Neurogen shall not have any right, title,  interest or other license in or to any of the Marks, and all uses of such Marks  shall inure  solely to the benefit of Aventis.  Under no circumstances  shall  Aventis  acquire any rights under this Section 13.6 in any trademark, service mark, or domain name including the word "Neurogen" or "AIDD."

     13.7 {___________}

                                   ARTICLE 14
                                  MISCELLANEOUS

     14.1  Disputes.  If,  within  thirty  (30)  days  after a  matter  is first considered,  the  Parties  are unable to  resolve a dispute  or if the  Research
Committee  is unable to reach a decision  on any matter  within the scope of its responsibilities,  Aventis or Neurogen, by written notice to the other, may have such dispute  referred to its respective  executive  officer  designated by each
Party for  attempted  resolution  by good faith  negotiations.  Any such dispute shall be  submitted  to such  executive  officers no later than thirty (30) days
following   such  request  by  either   Aventis  or   Neurogen.   {___________}.
Notwithstanding  anything  in this  Agreement  to the  contrary,  the  preceding sentence  shall not be deemed  to  affect in any way the  obligations  of either
Party under this Agreement.

     14.2  Assignment.  This Agreement  shall not be assignable by either Party, other than to an Affiliate of such Party,  without the prior written  consent of the other Party,  such consent not to be unreasonably  withheld.  This Agreement shall be binding upon the permitted successors and assigns of the Parties.

     14.3 Further Actions. Each Party agrees to execute, acknowledge and deliver such further instruments,  and to do all such other acts, as may be necessary or appropriate in order to carry out the purposes and intent of this Agreement.

     14.4 Force Majeure. No Party shall be liable to the other Party for loss or damages  or  shall  have any  right to  terminate  this  Agreement  or to seek a
{___________} for any default or delay attributable to any Force Majeure, if the
Party  affected  shall give prompt  notice of any such cause to the other Party.
The Party  giving  such  notice  shall  thereupon  be  excused  from such of its obligations  hereunder as it is thereby  disabled from performing for so long as it is so disabled,  provided,  however,  that such affected Party  commences and continues to use its Commercially Reasonable Efforts to cure such disablement.

     14.5 Notices. Notices to Neurogen shall be addressed to:

                  Neurogen Corporation
                  35 Northeast Industrial Road
                  Branford, Connecticut 06405
                  Attention: Director of Business Development
                  Facsimile No.:  (203) 483-8651

                  with a copy to:

                  Neurogen Corporation
                  35 Northeast Industrial Road
                  Branford, Connecticut 06405
                  Attention: Legal Department
                  Facsimile No.:  (203) 483-8651

                  and to:

                  Milbank, Tweed, Hadley & McCloy LLP
                  1 Chase Manhattan Plaza
                  New York, NY  10005
                  Attention:  Donald B. Brant, Jr.
                  Facsimile No.:  (212) 530-5618

                  Notices to Aventis shall be addressed to:

                  Aventis Pharmaceuticals Inc.
                  Route 202-206
                  P.O. Box 6800
                  Bridgewater, New Jersey 08807-0800
                  Attention:        Vice President, Global Business Development
                  Facsimile No.:  (908) 231-3502

                  with a copy to:

                  Aventis Pharmaceuticals Inc.
                  Route 202-206
                  P.O. Box 6800
                  Bridgewater, New Jersey 08807-0800

                  Attention:        Vice President, Legal Corporate Department
                  Facsimile No.:  (908) 231-4480

                  and to:

                  Morgan, Lewis & Bockius LLP
                  502 Carnegie Center
                  Princeton, NJ  08540
                  Attention:  Randall B. Sunberg
                  Facsimile No.:  (609) 919-6639

Either  Party may change the  address to which  notices  shall be sent by giving notice to the other Party in the manner herein provided.  Any notice required or provided for by the terms of this Agreement shall be in writing and shall be (a)
sent by registered or certified mail, return receipt requested, postage prepaid,
(b) sent via a reputable  overnight  courier  service,  or (c) sent by facsimile transmission,  in each case properly  addressed in accordance with the paragraph above.  The effective  date of notice shall be the actual date of receipt by the
Party receiving the same.

     14.6 Amendment.  No amendment,  modification or supplement of any provision of this Agreement shall be valid or effective  unless made in writing and signed by a duly authorized officer of each Party.

     14.7 Waiver.  No provision  of this  Agreement  shall be waived by any act, omission  or  knowledge  of a Party or its  agents  or  employees  except  by an instrument  in writing  expressly  waiving such  provision  and signed by a duly authorized officer of the waiving Party.

     14.8 Counterparts.  This Agreement may be executed in counterparts and such counterparts taken together shall constitute one and the same agreement.

     14.9 Descriptive  Headings.  The descriptive headings of this Agreement are for  convenience  only,  and  shall be of no force or effect  in  construing  or interpreting any of the provisions of this Agreement.

     14.10  Governing Law. This Agreement  shall be construed and the respective rights of the Parties determined  according to the substantive laws of the State of Delaware  notwithstanding  the  provisions  governing  conflict of laws under
Delaware law to the contrary.

     14.11 Severability. If any provision hereof should be held invalid, illegal or  unenforceable in any respect in any  jurisdiction,  the Parties hereto shall substitute,  by mutual consent,  valid  provisions for such invalid,  illegal or unenforceable  provisions  which valid  provisions in their economic  effect are sufficiently similar to the invalid, illegal or unenforceable provisions that it can be  reasonably  assumed  that the  Parties  would  have  entered  into  this
Agreement with such valid  provisions.  In case such valid provisions  cannot be agreed upon, the invalid,  illegal or unenforceable of one or several provisions of this  Agreement  shall not affect the validity of this  Agreement as a whole, unless the invalid,  illegal or  unenforceable  provisions are of such essential importance  to this  Agreement  that it is to be  reasonably  assumed  that  the
Parties would not have entered into this Agreement without the invalid,  illegal or unenforceable provisions.

     14.12 Entire  Agreement of the Parties.  This Agreement,  together with the
Schedules and Exhibits hereto,  constitutes and contains the complete, final and exclusive  understanding and agreement of the Parties and cancels and supersedes any and all prior  negotiations,  correspondence,  understandings and agreements whether oral or written,  among the Parties respecting the subject matter hereof and thereof.

     14.13  Independent  Contractors.   The  relationship  between  Aventis  and
Neurogen created by this Agreement is one of independent contractors and neither
Party shall have the power or  authority to bind or obligate the other except as expressly set forth in this Agreement.

     14.14 No Trademark Rights.  Except as otherwise  provided herein, no right, express or implied,  is granted by this  Agreement to use in any manner the name
"Neurogen,"  "Aventis,"  or any other trade name or trademark of the other Party or its Affiliates in connection with the performance of this Agreement.

     14.15 Accrued Rights;  Surviving  Obligations.  Unless explicitly  provided otherwise in this Agreement,  termination,  relinquishment  or expiration of the
Agreement for any reason shall be without  prejudice to any rights,  which shall
have   accrued  to  the  benefit  to  any  Party  prior  to  such   termination,
relinquishment  or  expiration,   including  damages  arising  from  any  breach
hereunder. Such termination,  relinquishment or expiration shall not relieve any
Party from obligations which are expressly  indicated to survive  termination or expiration of the Agreement,  including,  without limitation,  those obligations set forth in Articles 10, 11 and 12 hereof.

     14.16  Compliance with Export  Regulations.  Neither Party shall export any technology  licensed  to it by the other Party  under this  Agreement  except in compliance with U.S. export laws and regulations.

     14.17 No Third Party Beneficiaries. No person or entity other than Aventis,
Neurogen and their respective Affiliates and permitted assignees hereunder shall be deemed an  intended  beneficiary  hereunder  or have any right to enforce any obligation of this Agreement.

     14.18 No Strict Construction.  This Agreement has been prepared jointly and shall not be strictly construed against either Party.

     IN WITNESS  WHEREOF,  duly authorized  representatives  of the Parties have duly executed this  Agreement as of the date first written above to be effective as of the Effective Date.

                                       AVENTIS PHARMACEUTICALS INC.

                                       By:    /s/ Errol de Souza
                                           -------------------------------------
                                               Name:  Errol de Souza
                                               Title:  Sr. VP US DI&A

                                       NEUROGEN CORPORATION

                                       By:     /s/ William H. Koster
                                            ------------------------------------
                                                Name:  William H. Koster, Ph.D.
                                                Title: President and CEO