Form 10-K/A
period 2001-12-31
NEUROGEN CORP
filed 2002-04-30
CIK 849043

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

     The  approximate  aggregate  market  value  of the  Common  Stock  held  by non-affiliates of the registrant was $70,353,696 as of March 1, 2002, based upon the closing price of the Common Stock as reported on The Nasdaq  National Market on such date.  For purposes of determining  this number,  shares of Common Stock held by  officers,  directors  and  stockholders  whose  ownership  exceeds five percent were excluded.  This number is provided only for purposes of this report and does not represent an admission by either the  registrant or any such person as to the status of such person.

     As of March 1, 2002, the  registrant had 17,773,476  shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

     Neurogen  is  filing  this  Form  10K/A to amend  Part III to  include  the information  required by Items 401 through 405 of Regulation  S-K. In accordance with Rule 12b-15 of the Securities  Exchange Act of 1934,  Neurogen is including the complete text of Items 10 through 13 in this 10K/A.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Nominees                     Age     Principal Occupation                                  Director Since

Felix J. Baker, Ph.D.                33      Portfolio Manager, Tisch Family Interests;            May 1999
                                             Managing member of Baker Biotech Capital(GP), LLC;
                                             Baker Biotech Capital II(GP), LLC; Baker Bros.
                                             Capital(GP), LLC; Baker Tisch Capital(GP), LLC;
                                             Baker Bros. Advisors, LLC; Baker Tisch Advisors,
                                             LLC

Julian C. Baker                      35      Portfolio Manager, Tisch Family Interests;            May 1999
                                             Managing member of Baker Biotech Capital(GP), LLC;
                                             Baker Biotech Capital II(GP), LLC; Baker Bros.
                                             Capital(GP), LLC; Baker Tisch Capital(GP), LLC;
                                             Baker Bros. Advisors, LLC; Baker Tisch Advisors,
                                             LLC

Barry M. Bloom, Ph.D.                73      Former Executive Vice President, Pfizer Inc           December 1993

Robert N. Butler, M.D.               74      CEO and President, International Longevity            July 1989
                                             Center; Professor of Geriatrics, Mount Sinai
                                             School of Medicine

Frank C. Carlucci                    71      Chairman of the Board, Neurogen Corporation;          February 1989
                                             Chairman, The Carlyle Group

Jeffrey J. Collinson                 60      President, Collinson Howe Venture Partners, Inc.      May 1989

Stephen R. Davis                     41      Executive Vice President and Chief Business           September 2001
                                             Officer, Neurogen Corporation

William H. Koster, Ph.D.             57      President and Chief Executive Officer,                September 2001
                                             Neurogen Corporation

Mark Novitch, M.D.                   69      Former Vice Chairman of the Board, The Upjohn         December 1993
                                             Company; Former Professor of Health Care
                                             Sciences, George Washington University
                                             Medical Center

Robert H. Roth, Ph.D.                62      Professor of Psychiatry and Pharmacology, Yale        December 1988
                                             University

Craig Saxton, M.D.                   59      Former Executive Vice President, Pfizer               January 2002
                                             Global Research and Development and Vice
                                             President, Pfizer Inc.

John Simon                           59      Managing Director, Allen & Company Incorporated       May 1989

Suzanne H. Woolsey, Ph.D.            60      Chief Communications Officer, National Academy of     January 1998
                                             Sciences/National Research Council

There is no family  relationship  between  any  director,  executive  officer or person  nominated  or chosen by the  Company to become a director  or  executive officer of the Company other than Julian and Felix Baker, who are brothers.

     Felix J.  Baker  has  served  as a  director  of  Neurogen  since May 1999.
Together with his brother Julian C. Baker, he has managed healthcare investments for the Tisch Family since 1994. The Baker brothers also manage other investment funds  focused on the life  sciences  industry.  Dr. Baker is also a director of
Cellegy  Pharmaceuticals  and various  private  companies.  He holds a B.S. with honors and a Ph.D. in Immunology from Stanford University.

     Julian C. Baker has served as a director  of Neurogen  since May 1999.  Mr.
Baker  and  his  brother  Felix  Baker  co-founded  a  biotechnology   investing
partnership  with Tisch Family,  which the Bakers have managed since 1994.  Over the past few years,  the Bakers have also  partnered  with major  university and other endowments to create multiple additional funds. Collectively,  these funds are known as  Baker/Tisch  Investments,  which has grown into one of the largest private sources of capital  focused on publicly traded life sciences  companies.
Julian Baker is currently a managing  partner of  Baker/Tisch  Investments.  Mr.
Baker was employed from 1988 to 1993 by the private  equity  investment  arms of
The First  Boston  Corporation  and CSFB,  and was a  founding  employee  of The
Clipper  Group,  which managed $1.6 billion for First Boston and Credit  Suisse.
Mr. Baker holds an A.B. magna cum laude from Harvard University.

     Barry M. Bloom,  Ph.D., has served as a director of Neurogen since December
1993.  Dr. Bloom  retired in 1993 from Pfizer where he had been  Executive  Vice
President,  Research and Development and a member of the board of directors. Dr.
Bloom is a director of Vertex Pharmaceuticals,  Inc., Incyte Genomics, Inc., and
Cubist Pharmaceuticals, Inc.

     Robert N.  Butler,  M.D.,  has served as a director of Neurogen  since July
1989.  Dr.  Butler has served as the  Brookdale  Professor  and  Chairman of the
Department of Geriatrics  and Adult  Development  at Mount Sinai Medical  Center
since 1982.  From 1976 until 1982,  Dr. Butler was the founding  director of the
National Institute of Aging of the National Institutes of Health. Dr. Butler won
the 1976 Pulitzer Prize for his book,  "Why Survive?  Being Old in America".  He has served as the  editor-in-chief  of  Geriatrics,  a journal for primary  care physicians,  and serves on the  editorial  board of several  other  professional publications.  Dr. Butler is presently Chief Executive  Officer and President of the International Longevity Center-USA.  He is also a member of the Institute of
Medicine  of the  National  Academy of  Sciences  and a  founding  Fellow of the
American  Geriatrics Society. He has served as a consultant to the United States
Special  Committee  on Aging,  the  National  Institute  of Mental  Health,  the
Commonwealth  Fund, the Brookdale  Foundation and numerous other foundations and corporations.

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
Mr.  Carlucci  is also a director  of  Ashland,  Inc.,  Kaman  Corporation,  Sun
Resorts, Pharmacia, Texas Biotech Inc. and United Defense L.P.

     Jeffrey J.  Collinson has served as a director of Neurogen  since May 1989.
Mr. Collinson has served as President of Collinson Howe Venture Partners Inc., a
venture capital firm, since 1990 and was President of Schroder Venture Managers,
Inc., a venture capital firm, from 1983 to 1990. Mr. Collinson is also President of Collinson  Howe & Lennox,  LLC and director of American  Renal  Associates,
LLC, Incyte Genomics Inc., Molecular Staging, Inc. and SemperCare, Inc.

     Stephen  R.  Davis has been  Executive  Vice  President of  Neurogen  since
September 2001 and  Chief Business  Officer since January 2000. Mr. Davis joined
Neurogen in 1994 as Vice President of Finance and Chief Financial Officer.  From
1990 through  June 1994,  Mr.  Davis was  employed by Milbank,  Tweed,  Hadley &
McCloy as a corporate and securities attorney.  Previously,  Mr. Davis practiced as a Certified  Public  Accountant with Arthur Andersen & Co. Mr. Davis received his B.S. in Accounting from Southern Nazarene  University and a J.D. degree from
Vanderbilt University.

     Willam H. Koster,  Ph.D., joined Neurogen as President and CEO in September
2001.  Prior to Neurogen,  Dr. Koster worked for  approximately 30 years in drug discovery  and  development  with  Bristol-Myers  Squibb  Company (BMS) and E.R.
Squibb & Sons, Inc., which merged with Bristol-Myers in 1989. In his most recent position,  Dr. Koster was  Bristol-Myers'  Senior Vice President for Science and
Technology  Strategy and Acquisition,  heading up the company's external science and technology  strategy,  scientific  intelligence,  intellectual  property and science policy  functions.  In addition,  he was responsible for leading the R&D acquisition and integration team involved in the agreement to purchase and merge the RD  functions  of DuPont  Pharmaceutical  Company  into BMS. He was based at
Bristol-Myers'  headquarters in Princeton, N.J. Dr. Koster serves as a member of the Keystone  Symposia  Scientific  Advisory  Board,  The  National  Council for
Harvard  Medicine,  and  the  Board  of the  Robert  Wood  Johnson  Health  Care
Corporation.  Dr. Koster holds an  undergraduate  degree in chemistry from Colby
College and a Ph.D. in organic chemistry from Tufts University.

     Mark Novitch,  M.D.,  has served as a director of Neurogen  since  December
1993. Dr. Novitch was Professor of Health Care Sciences at The George Washington
University from 1994 to 1997 and Adjunct  Professor from 1997 to 2001. He worked in  senior  executive  positions  at The  Upjohn  Company  from  1985  until his retirement  as Vice  Chairman of the Board in 1993.  Dr.  Novitch  served at the
United States Food and Drug  Administration as Deputy Commissioner and as Acting
Commissioner  from  1983-1984.  Dr.  Novitch  is  a  director  of  Alteon,  Inc.
(Chairman),    Calypte   Biomedical,   Inc.,   Guidant   Corporation   and   KOS
Pharmaceuticals, Inc.

     Robert H. Roth,  Ph.D., has served as a director of Neurogen since December
1988.  Dr. Roth has been a Professor  of  Psychiatry  and  Pharmacology  at Yale
University since 1974. Dr. Roth has a Ph.D. in Pharmacology from Yale University and has published over 450 papers in the field of Neuropharmacology.

     Craig Saxton, M.D. has served as a director of Neurogen since January 2002.
From 1993 until his  retirement in 2001, Dr. Saxton was Vice President of Pfizer
Inc and Executive  Vice  President,  Pfizer Global  Research and  Development at
Pfizer's Research and Development  headquarters in Groton, CT. He held a variety of executive and research posts at Pfizer over a 25-year span. Dr. Saxton earned his B.S.  in Anatomy in 1962 and his M.D. in 1965 from Leeds  University  in the
U.K.  After  internship and residency in Medicine,  he was a Research  Fellow in
Cardiovascular  Research at the University of Leeds, and subsequently  undertook research  in Applied  Physiology  at the Royal Air Force  Institute  of Aviation
Medicine and  Physiology  in  Farnborough,  U.K.  Dr.  Saxton is on the Board of
Directors of the African  Medical and  Research  Foundation  in New York,  and a
member of the American Academy of Pharmaceutical  Physicians and the Connecticut
Academy of Science and Engineering.  Dr. Saxton was appointed to Tularik's Board of Directors in September 2001.

     John Simon has served as a director of Neurogen  since May 1989.  Mr. Simon is a  Managing  Director  of the  investment  banking  firm of  Allen &  Company
Incorporated.  Mr. Simon is a director of Advanced Technical Products,  Inc. and
CoStar Group, Inc.

     Suzanne H.  Woolsey,  Ph.D.,  has served as a director  of  Neurogen  since
January 1998. From 1993 to 2000, Dr. Woolsey was Chief Operating  Officer of the
National  Academy  of  Sciences/National   Research  Council   ("NAS/NRC"),   an
independent,  federally chartered policy institution. Since May 2000 Dr. Woolsey has served as Chief  Communications  Officer at the NAS/NRC.  She was a founding partner of the Upstreet  Partners,  LLC  (2000-2001).  Prior to serving as Chief
Operating  Officer,  Dr.  Woolsey  served  as  the  Executive  Director  of  the
Commission  on  Behavioral  and Social  Sciences  and  Education at the National
Academy of  Sciences/National  Research Council.  Dr. Woolsey also serves on the
Board of Trustees for open-end  mutual funds  distributed  by Van Kampen  Funds,
Inc. From 1980 to 1989, Dr.  Woolsey  served as a Consulting  Partner at Coopers and Lybrand,  an  accounting  firm,  where she developed and directed the firm's consulting practice with healthcare institutions,  research organizations, major research universities and corporate general counsels.  Dr. Woolsey holds a Ph.D.
in clinical and social psychology from Harvard University.

                               EXECUTIVE OFFICERS

     In addition to Dr. Koster and Mr. Davis , the other  executive  officers of the  Company  who are  elected  by and serve at the  discretion  of the Board of
Directors, are as follows:

         Name                               Age              Position                       Officer Since

Alan J. Hutchison, Ph.D. ...................48      Executive Vice President-Drug Discovery   June 1994

Kenneth R. Shaw, Ph.D. .....................45      Senior Vice President - Chemistry         April 1999
                                                    and Pre-Clinical Development

James V. Cassella, Ph.D. ...................47      Vice President - Clinical Research        April 1999
                                                    and Development

     Alan J. Hutchison,  Ph.D., has been Executive Vice President-Drug Discovery since April 2002. Dr. Hutchison joined Neurogen in 1989 as Director of Chemistry and became Vice  President of the Company in 1992 and a Senior Vice President in
1997.  From 1981 through 1989,  Dr.  Hutchison was employed by Ciba Giegy,  most recently as a Distinguished  Research Fellow. Dr. Hutchison received his B.S. in
Chemistry  from Stevens  Institute  of  Technology  and received his Ph.D.  from
Harvard University.

     Kenneth  R.  Shaw  joined  Neurogen  in 1989  and has been of  Senior  Vice
President of Chemistry and Pre-Clinical  Development  since 1999. Dr. Shaw began his industrial career in 1983 at Ciba-Geigy as a Senior Scientist and also spent
2 years as Scientific Director at Franklin Diagnostics. Dr. Shaw received a B.S.
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

          SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based  solely on its review of the forms  required by Section  16(a) of the
Securities Exchange Act of 1934, as amended (the "Exchange Act"), that have been received by the Company,  the Company believes that all filing  requirements for
2001 applicable to its officers, directors and beneficial owners of greater than ten  percent  of its  Common  Stock  have been  complied  with,  except  for the following:  William H.  Koster,  Ph.D.,  filed his Form  3-Initial  Statement of
Beneficial  Ownership of  Securities  late due to the tragic events of September
11, 2001.

ITEM 11.   EXECUTIVE COMPENSATION

Director Compensation

     Mr. Carlucci  receives a fee of $12,500 per fiscal quarter for his services as  Chairman of the Board.  Dr. Roth  receives a fee of $1,500 per month for his services as a director.  Dr.  Bloom and Dr.  Saxton  receive a fee of $5,000 per fiscal quarter for consulting services provided to the Company. Directors of the
Company  receive   out-of-pocket   travel  expenses  in  connection  with  their
attendance at Board meetings and other activities on behalf of the Company.

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

Officer Compensation

     For the three years ended  December 31, 2001,  2000,  and 1999, the Company paid the  amounts  shown in the  following  table  with  respect  to each of the named officers of the Company.

                           Summary Compensation Table

                                                                                                       Long-Term Compensation
                                                                                           ----------------------------------------
                                                            Annual Compensation                     Awards                 Payouts
                                                 --------------------------------------    -------------------------      ---------

                                                                                            Restricted    Securities
                                                                           Other Annual        Stock      Underlying        LTIP       All Other
Name and Principal                      Year      Salary       Bonus       Compensation      Awards(a)    Options(b)       Payouts   Compensation(c)
Position                                           ($)          ($)             ($)             ($)           (#)            ($)          ($)
-----------------------                 ----     --------    --------       -----------    ------------   ----------      ---------    ---------
William H. Koster(q)                    2001     124,359            -              -         1,939,000    400,000               -          602
President and                           2000           -            -              -                 -          -               -            -
Chief Executive Officer                 1999           -            -              -                 -          -               -            -

Harry H. Penner, Jr.(q)                 2001     285,107            -         57,145(d)              -          -               -      655,556
Former President, Chief Executive       2000     417,476            -         36,729(e)              -          -       1,417,500(p)    15,128
Officer and Vice Chairman of the Board  1999     397,083            -         37,748(f)              -          -               -       13,735

Alan J. Hutchison                       2001     274,152       60,849         22,415(g)              -     35,000               -       10,830
Executive Vice President-Drug           2000     258,538       67,575         24,868(h)              -     40,000         885,938(p)    10,830
Discovery                               1999     246,417       32,025         26,063(i)              -     22,500               -       10,543

Stephen R. Davis                        2001     257,544       58,957         14,321(j)        969,500          -               -       10,695
Executive Vice President and            2000     242,810       63,480         16,481(k)              -     35,000         744,188(p)    10,646
Chief Business Officer                  1999     217,917       24,188         16,327(l)              -     17,000               -       10,100

Kenneth R. Shaw                         2001     230,331       51,123         14,321(j)              -     25,000               -          630
Senior Vice President - Chemistry       2000     216,275       56,775         16,481(k)              -     35,000         708,750(p)       420
and Pre-Clinical Development            1999     205,000       23,063         16,327(l)              -     16,000               -          567

James V. Cassella                       2001     209,000       37,620         14,321(j)              -     25,000               -       10,830
Vice President - Clinical Research      2000     190.000       42,750         16,481(k)              -     30,000         442,969(p)    10,830
and Development                         1999     170,000       19,125         16,327(l)              -     13,500               -       10,524

James E. Krause                         2001     216,050       48,179          5,752(m)              -     25,000               -       10,830
Senior Vice President - Biology         2000     169,775       39,825          6,471(n)              -     30,000         354,375(p)    10,830
                                        1999     156,000       14,675          6,607(o)              -     10,000               -       10,524
------------------

(a)  An aggregate  total of 150,000  shares of restricted  stock were granted to certain  executive  officers  in 2001,  of  which  all  remain  held by the respective  grantees at the end of 2001. The total value of these shares at
     December  31, 2001 was  $2,622,000.  Of the total  shares  awarded,  10,000 vested at the date of grant in September 2001, 70,000 vest after four years from the date of grant and the  remaining  70,000  vest after  five  years.
     Neurogen does not plan to pay dividends on this restricted stock.
(b)  References to SARs in the Summary  Compensation  Table and all other tables in this Proxy  Statement  have been  omitted,  since the  Company has never issued SARs, although under the Neurogen Corporation 1993 Omnibus Incentive
     Plan it has the ability to do so.
(c)  Represents  premiums  paid for group  term life  insurance  for each of the executive  officers,  except that for  Messrs.  Penner,  Hutchison,  Davis,
     Cassella  and  Krause,  the amounts  also  include  matching  contributions received under the Company's 401(k) plan of $10,200, $10,200 and $9,600 for each such officer in 2001, 2000 and 1999, respectively.  For 2001, includes
     $641,660  of  compensation   related  to  Mr.   Penner's   resignation  and
     corresponding  termination  in September  2001,  pursuant to his  severance agreement and termination provisions in his employment agreement.
(d)  Represents forgiveness of loan.
(e)  Includes $28,571 of forgiveness of loan,  forgiveness of interest of $4,442 on loan and income tax reimbursements of $3,716.
(f)  Includes $28,571 of forgiveness of loan,  forgiveness of interest of $4,997 on loan and income tax reimbursements of $4,180.
(g)  Includes  $21,429 of forgiveness  of loan,  forgiveness of interest of $547 and income tax reimbursements of $439.
(h)  Includes $21,429 of forgiveness of loan,  forgiveness of interest of $1,872 and income tax reimbursements of $1,567.
(i)  Includes $21,429 of forgiveness of loan,  forgiveness of interest of $2,523 on loan and income tax reimbursements of $2,111.
(j)  Includes $10,714 of forgiveness of loan,  forgiveness of interest of $2,000 and income tax reimbursements of $1,607.
(k)  Includes $10,714 of forgiveness of loan,  forgiveness of interest of $3,140 and income tax reimbursements of $2,627.
(l)  Includes $10,714 of forgiveness of loan,  forgiveness of interest of $3,056 on loan and income tax reimbursements of $2,257.
(m)  Includes $5,000 of forgiveness of loan, forgiveness of interest of $417 and income tax reimbursement of $335.
(n)  Includes $5,000 of forgiveness of loan, forgiveness of interest of $801 and income tax reimbursement of $670.
(o)  Includes $5,000 of forgiveness of loan, forgiveness of interest of $891 and income tax reimbursement of $716.
(p)  Reflects the value of  performance  based  restricted  stock based upon the
     February 18, 2000 closing price of $47.25 per share.  On this date Neurogen
     Common Stock met  pre-specified  performance  criteria which  triggered the removal of the restrictions on trading.
(q)  In August 2000, the Company  announced that Mr. Penner planned to step down from his position as President and Chief Executive Officer and would remain at Neurogen  until a new Chief  Executive  Officer was in place.  Effective
     September 2001, upon the hiring of Dr. Koster, Mr. Penner retired.

     For the year ended  December  31,  2001,  the  following  tables  summarize incentive compensation paid to the named officers.

                                           Option Grants in Last Fiscal Year

                                   Individual Grants (a)
------------------------------------------------------------------------------------------
                                Number of
                               Securities     % of Total                                          Potential Realizable Value
                               Underlying    Options Granted    Exercise or                       at Assumed Annual Rates of
                                Options      to Employees in     Base Price    Expiration          Stock Price Appreciation
   Name                         Granted        Fiscal Year       ($/Share)        Date                for Option Term
-----------------             -----------    ---------------    -----------   ------------        --------------------------
                                                                                                      5%($)        10%($)
                                                                                                      -----        ------

William H. Koster                400,000         37.98%            19.39          9/4/11          4,877,707    12,361,067
Harry H. Penner, Jr.                   -             -                 -               -                  -             -
Alan J. Hutchison                  3,000          0.28%            17.48        12/31/07             17,839        40,471
                                   3,000          0.28%            17.48        12/31/08             21,354        49,763
                                   3,000          0.28%            17.48        12/31/09             25,044        59,985
                                   3,000          0.28%            17.48        12/31/10             28,919        71,229
                                   3,000          0.28%            17.48        12/31/11             32,987        83,597
                                   5,000          0.47%            19.39        12/31/07             32,972        74,803
                                   5,000          0.47%            19.39        12/31/08             39,468        91,978
                                   5,000          0.47%            19.39        12/31/09             46,289       110,871
                                   5,000          0.47%            19.39        12/31/10             53,451       131,653
Stephen R. Davis                       -             -                 -               -                  -             -
Kenneth R. Shaw                    1,000          0.09%            17.48        12/31/07              5,946        13,490
                                   1,000          0.09%            17.48        12/31/08              7,118        16,588
                                   1,000          0.09%            17.48        12/31/09              8,348        19,995
                                   1,000          0.09%            17.48        12/31/10              9,640        23,743
                                   1,000          0.09%            17.48        12/31/11             10,996        27,866
                                   5,000          0.47%            19.39        12/31/07             32,972        74,803
                                   5,000          0.47%            19.39        12/31/08             39,468        91,978
                                   5,000          0.47%            19.39        12/31/09             46,289       110,871
                                   5,000          0.47%            19.39        12/31/10             53,451       131,653
James V. Cassella                  1,000          0.09%            17.48        12/31/07              5,946        13,490
                                   1,000          0.09%            17.48        12/31/08              7,118        16,588
                                   1,000          0.09%            17.48        12/31/09              8,348        19,995
                                   1,000          0.09%            17.48        12/31/10              9,640        23,743
                                   1,000          0.09%            17.48        12/31/11             10,996        27,866
                                   5,000          0.47%            19.39        12/31/07             32,972        74,803
                                   5,000          0.47%            19.39        12/31/08             39,468        91,978
                                   5,000          0.47%            19.39        12/31/09             46,289       110,871
                                   5,000          0.47%            19.39        12/31/10             53,451       131,653
James E. Krause                    1,000          0.09%            17.48        12/31/07              5,946        13,490
                                   1,000          0.09%            17.48        12/31/08              7,118        16,588
                                   1,000          0.09%            17.48        12/31/09              8,348        19,995
                                   1,000          0.09%            17.48        12/31/10              9,640        23,743
                                   1,000          0.09%            17.48        12/31/11             10,996        27,866
                                   5,000          0.47%            19.39        12/31/07             32,972        74,803
                                   5,000          0.47%            19.39        12/31/08             39,468        91,978
                                   5,000          0.47%            19.39        12/31/09             46,289       110,871
                                   5,000          0.47%            19.39        12/31/10             53,451       131,653
--------------------------

     (a) Options vest ratably each year on the anniversary of the date of grant, over a four to five year period  depending on the individual  award  agreements.
The options granted to Doctors Hutchison,  Shaw, Cassella and Krause expire five years after each vesting date, where as the options granted to Dr. Koster expire ten years from the date of grant.  All the above  options are subject to earlier expiration in connection with termination of employment.

                             Aggregated Option Exercises in Last Fiscal Year
                                  and Fiscal Year-End Option Values

                                                        Number of Securities Underlying         Value of Unexercised
                              Shares                        Unexercised Options at         In-the-Money Options at Fiscal
                           Acquired on      Value              Fiscal Year-End                     Year-End($)(a)
 Name                      Exercise(#)    Realized($)(a)   Exercisable/Unexercisable         Exercisable/Unexercisable
---------------------      -----------    --------------   -------------------------         -------------------------

William H. Koster                 -              -                    -/400,000                           -/-
Harry H. Penner, Jr.        100,000      1,325,000              422,000/     -                    1,583,922/-
Alan J. Hutchison                 -              -              200,312/90,938                     554,902/50,918
Stephen R. Davis                  -              -              119,312/43,688                     233,086/28,289
Kenneth R. Shaw                   -              -              104,250/68,000                      87,563/27,797
James V. Cassella             6,000         86,700              131,531/61,594                     459,801/26,566
James E. Krause                   -              -               51,127/64,375                      20,867/12,891
------------------

(a)  Difference  between  option  price and fair  market  value of the shares at year-end.

Terms and Conditions of Certain Employment and Severance Agreements

     The  compensation  package for William H. Koster,  as  President  and Chief
Executive  Officer,  includes a salary paid  pursuant to a three year  renewable employment  agreement between Dr. Koster and the Company effective  September 4,
2001.  Under such  agreement,  Dr.  Koster is paid a base salary of $400,000 per annum,  which may be increased  periodically  at the  discretion of the Board of
Directors. The employment agreement restricts Dr. Koster from competing with the
Company  for  the  term  of  the  agreement  and  for a two  year  period  after termination  of his  employment.  The  employment  agreement  also  provides for certain  additional  payments to be made to Dr. Koster upon his  termination  of employment for certain reasons.

     The compensation  package during 1999 to 2001 for Harry H. Penner,  Jr., as
President  and Chief  Executive  Officer,  included a salary paid pursuant to an employment agreement between Mr. Penner and the Company which was effective from
October 1993 to September  2001. In August 2000, the Company  announced that Mr.
Penner  planned to step down from his position as President and Chief  Executive
Officer and would remain at Neurogen until a new Chief Executive  Officer was in place.  Effective  September  2001,  upon the hiring of Dr.  Koster,  Mr. Penner retired.  Under the termination clause of Mr. Penner's employment agreement,  he received a lump sum  payment of  $416,000  from the  Company,  representing  one year's salary at time of termination.  Mr. Penner also received a gross bonus of
$207,000 on the date of termination under a separate  severance  agreement.

     The  compensation  package  for  Alan  J.  Hutchison,   as  Executive  Vice
President-  Drug  Discovery  of Neurogen,  includes a salary paid  pursuant to a two-year  renewable  employment  agreement between Dr. Hutchison and the Company effective  December 1, 1997.  The agreement  was most  recently  extended for an additional  two-year  term as of December  1, 2001.  Under such  agreement,  Dr.
Hutchison's  base salary of $272,865 per annum in 2001 was increased to $286,508 effective  December 31, 2001.  Such increase was, and any future  increases will be,  at the  discretion  of the Board of  Directors.  The  employment  agreement restricts  Dr.  Hutchison  from  competing  with the Company for the term of the agreement  and,  under  certain  conditions,  for a  period  of one  year  after termination of his employment  with the Company.  The employment  agreement also provides for certain  additional  payments to be made to Dr.  Hutchison upon his termination of employment for certain reasons.

     The compensation package for Stephen R. Davis, Executive Vice President and
Chief  Business  Officer of  Neurogen,  includes  a salary  paid  pursuant  to a two-year  renewable  employment  agreement  between  Mr.  Davis and the  Company effective  December 1, 1997.  The agreement  was most  recently  extended for an additional  two-year  term as of December  1, 2001.  Under such  agreement,  Mr.
Davis'  base  salary of  $256,335  per annum in 2001 was  increased  to $269,152 effective  December 31, 2001.  Such increase was, and any future  increases will be,  at the  discretion  of the Board of  Directors.  The  employment  agreement restricts  Mr.  Davis  from  competing  with  the  Company  for the  term of the agreement  and,  under  certain  conditions,  for a  period  of one  year  after termination of his employment  with the Company.  The employment  agreement also provides  for  certain  additional  payments  to be made to Mr.  Davis  upon his termination of employment for certain reasons.

     The  compensation  package  for Kenneth R. Shaw,  Senior  Vice  President -
Chemistry  and  Pre-Clinical  Development,  includes a salary paid pursuant to a two-year  renewable  employment  agreement  between  Dr.  Shaw  and the  Company effective  December 1, 1999.  The agreement  was most  recently  extended for an additional  two-year  term as of December  1, 2001.  Under such  agreement,  Dr.
Shaw's  base  salary of  $229,250  per annum in 2001 was  increased  to $240,713 effective  December 31, 2001.  Such increase was, and any future  increases will be,  at the  discretion  of the Board of  Directors.  The  employment  agreement restricts Mr. Shaw from competing with the Company for the term of the agreement and, under certain conditions, for a period of one year after termination of his employment with the Company.  The employment agreement also provides for certain additional  payments to be made to Dr. Shaw upon his  termination  of employment for certain reasons.

       REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS(1):

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

o    Providing base salaries that take into consideration executive compensation paid by other similar biotechnology companies. Peer companies generally are at a  comparable  stage  of  development,  are  pursuing  R&D  programs  of comparable nature and complexity,  have similar potential risks and rewards and have similar market capitalization,  size and financial condition. This objective  also takes  into  account  the  competitive  demand for  quality
     personnel  in  the   pharmaceutical   and   biotechnology   experience  and
     capabilities.

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

     Compensation  paid by the Company to its executive  officers is designed to be competitive with  compensation  packages paid to the management of comparable companies  in the  biotechnology  industry.  Toward that end,  the  Compensation
Committee  reviews  both  independent  survey  data as  well  as  data  gathered internally.  From time to time,  the  Committee  obtains  the  counsel of expert
compensation  consultants.   Total  compensation  for  the  Company's  executive
officers  includes a base salary  component  and may also include other forms of incentives.  Incentive  compensation  may  consist  of  cash  bonuses  based  on satisfying  corporate  goals  as  well  as  on  meeting  individual  performance objectives.  In  addition,  executive  officers are eligible for grants of stock options and  restricted  stock as an element of their total annual  compensation package. This component is intended to motivate and retain executive officers to improve  long-term stock  performance.  Stock option and restricted stock awards are granted at the discretion of the Compensation  Committee.  Generally,  stock options vest in equal  amounts  over four or five years,  have a term of five or ten years and are  exercisable  during the term of the option at the fair market value of the underlying Common Stock on the date of grant. As with cash bonuses, the number of options  to be granted to each  executive  officer is based on the degree of attainment of predetermined  Company and individual  objectives,  with emphasis on those which have long-term  strategic value.  The Company  generally grants stock options to all employees and uses stock options as a bonus vehicle.
The Compensation Committee administers the Incentive Plan.

     The  Company  achieved  significant  milestones  and met most of its  goals during the fiscal year ended  December  31,  2001.  The  Compensation  Committee considered the following  developments in awarding incentive  compensation based on the Company's  performance in 2001:  advancement into Phase II human clinical trials of NGD 97-1,  the  Company's  lead  Alzheimer's  disease drug  candidate;
uncertain results from Phase II human clinical trials of NGD 91-3, the Company's lead  anti-anxiety  drug candidate;  the advancement into Phase I human clinical trials of NGD 2000-1,  the  Company's  lead drug  candidate for the treatment of inflammatory  disorders;  the consummation of a new strategic collaboration with
Aventis Pharmaceuticals to develop drugs from Neurogen's CRF1 discovery program;
the closing of a $17.5 million debt financing on the Company's  facilities;  the development of two new clinical  candidates;  the  accomplishment of significant milestones in implementing  an AIDD  technology  system for Pfizer pursuant to a
$27 million  three-year  technology  transfer  agreement;  the discovery of drug leads in new areas;  the  advancement of drug leads and potential  candidates in many of the Company's  programs;  and the further  advancement  of the Company's proprietary AIDD drug discovery platform.

     In September  2001 Dr.  Koster  joined  Neurogen as  President  and CEO. In determining  the  starting  compensation  package for Dr.  Koster,  the Board of
Directors Search Committee  considered Dr. Koster's extensive experience in drug discovery  and  development  and the  compensation  paid to CEO's at  comparable biotech  companies.  The committee also  considered the  recommendations  of the national executive search firm retained by the Company for this search.

     At year-end,  the Compensation Committee reviewed the Company's fiscal 2001 performance and the  performance of the Company's  executive  officers  together with the  incentive  compensation  levels of officers at  comparable  companies.
Based upon this  review  and in  recognition  of the  Company's  achievement  of significant  milestones,  the Committee awarded cash incentive bonuses and stock option grants to executive  officers.  To remain  competitive with the Company's peers,  the  Committee  also  reviewed  the base  salary  levels of  officers at comparable  companies  and  raised  the  2002  base  salaries  of the  Company's executive officers.

     By the Compensation Committee: Jeffrey J. Collinson, Julian C. Baker, Frank
C. Carlucci and John Simon

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

                               PERFORMANCE GRAPH(1)

     The  following  graph  compares  the  yearly  percentage  in the  Company's cumulative  total  stockholder  return  on its  Common  Stock  during  a  period commencing  on December  31, 1996 and ending  December  31, 2001 (as measured by dividing  (i)  the  sum of (A)  the  cumulative  amount  of  dividends  for  the measurement  period,  assuming  dividend  reinvestment,  and (B) the  difference between the Company's share price at the end and the beginning of the period; by
(ii) the share price at the beginning of the period) with the cumulative  return of the NASDAQ National Market Composite Index and the Amex Biotechnology  Index.
The NASDAQ Composite Index has also been included for comparison  purposes to an index utilized in prior years.  This index will not be included going forward as
Neurogen's  Common Stock is traded on the NASDAQ  National Market  exchange.  It should be noted that  Neurogen has not paid  dividends on Common  Stock,  and no dividends are included in the representation of the Company's  performance.  The stock price  performance  on the graph below is not  necessarily  indicative  of future price performance.

                                                 NASDAQ
                                             National Market         NASDAQ                Amex
                              Neurogen         Composite           Composite           Biotechnology

12/31/96                       100.0             100.0               100.0                 100.0
12/31/97                        70.1             122.4               121.6                 112.6
12/31/98                        90.9             171.6               169.8                 128.3
12/31/99                        85.7             319.0               315.2                 271.3
12/31/00                       182.5             193.7               191.4                 439.6
12/31/01                        90.8             152.6               151.1                 402.3
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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

     The following  table sets forth, as of March 1, 2002,  certain  information with respect to the beneficial ownership of Common Stock by each person known by
Neurogen to own  beneficially  more than five percent of its outstanding  Common
Stock,  by each  director  and  officer of  Neurogen  and by all  directors  and officers as a group:

                                                            Amount and                             Approximate
Name and Address                                       Nature of Beneficial                          Percent
of Beneficial Owner                                        Ownership(1)                              Owned(2)

Andrew H. Tisch  (22)(23).........................          1,035,925                                   5.8%
Daniel R. Tisch  (22)(23).........................          1,035,925                                   5.8%
James S. Tisch  (22)(23)..........................          1,035,925                                   5.8%
Thomas J. Tisch (22)(24)..........................          1,335,925                                   7.5%
Preston R. Tisch  (22)(25)........................             24,100                                     *
Pfizer Inc........................................          2,846,000                                  16.0%
   235 East 42nd Street
   New York, NY 10017
Wellington Management Company, LLP................          1,817,400                                  10.2%
   75 State Street
   Boston, MA 02109
Oppenheimer Funds.................................          1,775,000                                  10.0%
   498 Seventh Ave.
   New York, NY 10018
Janus Capital Corporation.........................            983,320                                   5.5%
   100 Fillmore Street
   Denver, CO  80206
William H. Koster, Ph.D. (3)......................            100,000                                    *
Alan J. Hutchison, Ph.D. (5)......................            201,818                                   1.1%
Stephen R. Davis (6)..............................            172,298                                   1.0%
Kenneth R. Shaw, Ph.D. (7)........................            104,250                                    *
James V. Cassella, Ph.D. (8)......................            133,061                                    *
James E. Krause, Ph.D. (4)........................             52,503                                    *
Frank C. Carlucci (9)(10).........................            207,472                                   1.2%
Felix J. Baker, Ph.D. (11)(22)....................            646,006                                   3.6%
Julian C. Baker (12)(22)..........................            657,514                                   3.7%
Barry M. Bloom, Ph.D. (13)........................             39,558                                    *
Robert N. Butler, M.D. (14).......................             31,348                                    *
Jeffrey J. Collinson (15).........................             58,707                                    *
Mark Novitch, M.D. (16)...........................             62,002                                    *
Robert H. Roth, Ph.D. (17)........................             75,058                                    *
John Simon (18)(19)...............................             88,477                                    *
Suzanne H. Woolsey, Ph.D. (20)....................             36,641                                    *
All directors and officers
   as a group (16 persons) (21)...................          2,080,813                                  11.1%

---------------
 *     Less than one percent (1%).

(1)  Share ownership in each case includes shares  issuable upon  exercisable of outstanding  common  stock  options  exercisable within 60 days of March 1,
     2002.

(2)  Percentage  of  the  outstanding  shares  of  Common  Stock,   treating  as
     outstanding for each beneficial owner all shares of Common Stock which such beneficial owner has indicated are issuable under stock options exercisable within 60 days of March 1, 2002.

(3)  Includes  100,000  shares of  restricted  stock of which 10,000  shares are vested.

(4)  Includes 51,127 shares of Common Stock that James E. Krause,  Ph.D. has the right to acquire under stock options exercisable within 60 days of March 1,
     2002.

(5)  Includes 200,312 shares of Common Stock that Alan J. Hutchison,  Ph.D.  has the right to acquire  under  stock  options  exercisable  within 60 days of
     March 1, 2002.

(6)  Includes 119,312 shares of Common Stock that Stephen R. Davis has the right to acquire under stock options  exercisable within 60 days of March 1, 2002 and 50,000 shares of unvested restricted stock.

(7)  Includes 104,250 shares of Common Stock that Kenneth R. Shaw, Ph.D. has the right to acquire under stock options exercisable within 60 days of March 1,
     2002.

(8)  Includes  131,531 shares of Common Stock that James V. Cassella,  Ph.D. has the right to acquire  under  stock  options  exercisable  within 60 days of
     March 1, 2002.

(9)  Includes 40,000  shares of Common  Stock  owned by Mr.  Carlucci's wife.

(10) Includes 56,892 shares of Common Stock subject to stock options exercisable within 60 days of March 1, 2002.

(11) Includes  25,025  shares  as to  which he has sole  voting  power  and sole dispositive  power,  32,541 shares of Common Stock that Felix Baker has the right to acquire under stock options exercisable within 60 days of March 1,
     2002,  and 588,400 shares as to which he has shared voting power and shared dispositive power.

(12) Includes  36,533  shares  as to  which he has sole  voting  power  and sole dispositive power,  32,541 shares of Common Stock that Julian Baker has the right to acquire under stock options exercisable within 60 days of March 1,
     2002,  and 588,400 shares as to which he has shared voting power and shared dispositive power.

(13) Includes 28,558 shares of Common Stock subject to stock options exercisable within 60 days of March 1, 2002.

(14) Includes 31,348 shares of Common Stock subject to stock options exercisable within 60 days of March 1, 2002.

(15) Includes  4,602  shares of Common  Stock  held by a  corporation  which Mr.
     Collinson controls. Also includes 31,473 shares of Common Stock exercisable within 60 days of March 1, 2002.

(16) Includes 58,002 shares of Common Stock subject to stock options exercisable within 60 days of March 1, 2002.

(17) Includes 42,058 shares of Common Stock subject to stock options exercisable within 60 days of March 1, 2002.

(18) Does  not  include   shares  of  Common  Stock  held  by  Allen  &  Company
     Incorporated  and  by  persons  and  entities  which  may be  deemed  to be affiliated  with Allen & Company  Incorporated,  of which  shares Mr. Simon disclaims beneficial ownership.

(19) Includes 54,973 shares of Common Stock subject to stock options exercisable within 60 days of March 1, 2002.

(20) Includes   36,641  shares   of  Common   Stock  subject  to  stock  options
     exercisable within 60 days of March 1, 2002.

(21) Includes  1,014,139  shares  of  Common  Stock  subject  to  stock  options exercisable within 60 days of March 1, 2002.

(22) The address of each  person is 667  Madison  Ave.,  New York,  N.Y.  10021, except for Daniel R. Tisch whose address is 500 Park Ave.,  New York,  N.Y.
     10022.

(23) Includes  547,125  shares  as to which he has sole  voting  power  and sole dispositive power and 488,800 shares as to which he has shared voting power and shared dispositive power.

(24) Includes  847,125  shares  as to which he has sole  voting  power  and sole dispositive power and 488,800 shares as to which he has shared voting power and shared dispositive power.

(25) He has sole voting  power and sole  dispositive  power with  respect to all shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pfizer Inc ("Pfizer"),  a beneficial owner of more than five percent of the
Common Stock, paid $2.9 million in research funding and $4.0 million in payments related to a technology transfer agreement,  and made certain  reimbursements to the  Company  in  the  last  fiscal  year  pursuant  to  the  terms  of  various collaborative  agreements  and a  technology  transfer  between  Pfizer  and the
Company.  These  amounts  constituted  payments  in  excess of five  percent  of
Neurogen's  consolidated  gross  revenues  for the last  fiscal  year.  Neurogen expects to receive amounts in excess of five percent of its  consolidated  gross revenues from Pfizer in fiscal year 2001. In connection with the  collaborations with Pfizer, the Company has granted Pfizer  registration rights with respect to
shares  of  the  Company's   Common  Stock  purchased  in  connection  with  the
collaborations  as well as the right to maintain its level of  investment in the
Company in future public offerings of Common Stock.

     In September  2001,  the Company made a recourse loan to William H. Koster,
President and Chief Executive Officer,  in the amount of $86,382 for the payment of taxes related to the vesting of certain shares of restricted stock granted to
Dr. Koster upon his hiring date. The loan is payable in full plus interest at an annual rate of 4.76% upon the  occurrence  of the earlier of five years from the date of issuance or the termination of Dr. Koster's employment and is secured by the restricted shares.

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

Date: April 30, 2002

                                                                    EXHIBIT 23.1

                         Consent of Independent Accountants

     We hereby  consent to the  incorporation  by reference in the  Registration
Statements on Form S-8 (Nos. 33-43441,  33-43541,  33-81266,  33-46324, 33-73576
and  33-73586) of the Neurogen  Stock  Option Plan,  the 1993 Omnibus  Incentive
Plan, the 1993 Non-Employee Directors Plan of Neurogen Corporation, the Neurogen
Corporation 2000 Non-Employee  Directors Plan, the Amended and Restated Neurogen
Corporation  2001  Stock  Option  Plan  and  the  Neurogen  Corporation  Special
Committee  Stock Option Plan of our report dated  February 15, 2002  relating to the consolidated financial statements of Neurogen Corporation,  which appears in this Form 10-K/A.

PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
April 29, 2002