Form 10-Q
period 2002-03-31
NEUROGEN CORP
filed 2002-05-15
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       OR
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

     As of May 15, 2002 the  registrant  had  17,746,991  shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                      INDEX

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets at March 31, 2002 and
         December 31, 2001
        Consolidated Statements of Operations for the three-month periods ended March 31, 2002 and 2001
        Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001
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

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

                         PART I - FINANCIAL INFORMATION

ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS

                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                                       (In thousands)
                                                        (UNAUDITED)

                                                           MARCH 31, 2002                DECEMBER 31, 2001
                                                           --------------                -----------------

                     Assets

Current assets:
   Cash and cash equivalents                                $      29,757                  $        51,062
   Restricted cash                                                  1,508                            1,500
   Marketable securities                                           64,893                           54,237
   Receivables from corporate partners                              2,753                            1,554
   Other current assets, net                                        3,371                            3,027
                                                            -------------                  ---------------
       Total current assets                                       102,282                          111,380

Property, plant & equipment:
   Land, building and improvements                                 30,694                           30,489
   Equipment and furniture                                         16,457                           16,162
   Construction in progress                                           380                              462
                                                           ---------------                 ----------------
                                                                   47,531                           47,113
   Less accumulated depreciation & amortization                    13,758                           13,062
                                                           ---------------                 ----------------
       Net property, plant and equipment                           33,773                           34,051

Other assets, net                                                     493                              525
                                                           ---------------                 ----------------
       Total assets                                        $      136,548                  $       145,956
                                                           ===============                 ================

See accompanying notes to consolidated financial statements.

                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except per share data)
                                                        (UNAUDITED)

                                                               MARCH 31, 2002              DECEMBER 31, 2001
                                                             -----------------             -----------------
            Liabilities & Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                     $          3,482              $           3,595
   Unearned revenue from corporate partners, current portion            6,631                          6,699
   Current portion of loans payable                                     1,368                          1,365
                                                             -----------------             ------------------
       Total current liabilities                                       11,481                         11,659

Unearned revenue from corporate partners,
    net of current portion                                              7,385                          7,885
Loans payable, net of current portion                                  20,686                         21,029
                                                             -----------------             ------------------
       Total liabilities                                               39,552                         40,573

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $.025 per share
       Authorized 2,000 shares; none issued                                 -                              -
   Common stock, par value $.025 per share
       Authorized 30,000 shares;  issued and outstanding
       17,747 shares at March 31, 2002 and 17,733 shares
       at December 31, 2001                                               443                            443
   Additional paid-in capital                                         175,079                        174,709
   Accumulated deficit                                                (76,229)                       (67,685)
   Deferred compensation                                               (2,520)                        (2,750)
   Accumulated other comprehensive income                                 223                            666
                                                             -----------------             ------------------
       Total stockholders' equity                                      96,996                        105,383
                                                             -----------------             ------------------
       Total liabilities and stockholders' equity            $        136,548              $         145,956
                                                             =================             ==================

See accompanying notes to consolidated financial statements.

                                                            NEUROGEN CORPORATION
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (In thousands, except per share data)
                                                                 (UNAUDITED)

                                                               THREE MONTHS       THREE MONTHS
                                                                   ENDED              ENDED
                                                              MARCH 31, 2002      MARCH 31, 2001
                                                             ----------------    ---------------
Operating revenues:
   License fees                                              $         1,388     $        1,250
   Research and development                                            1,250                720
                                                             ----------------    ---------------
       Total operating revenues                                        2,638              1,970

Operating expenses:
  Research and development:
    Stock compensation                                                   (56)               885
    Other research and development                                     9,452              8,668
                                                             ----------------    ---------------
    Total research and development                                     9,396              9,553

General and administrative:
    Stock compensation                                                   138                 45
    Other general and administrative                                   2,030              1,805
                                                             ----------------    ---------------
    Total general and administrative                                   2,169              1,850
                                                             ----------------    ---------------
       Total operating expenses                                       11,565             11,403
                                                             ----------------    ---------------
Operating loss                                                        (8,927)            (9,433)

Other income(expense):
  Investment income                                                      736              1,509
  Interest expense                                                      (280)                 -
                                                             ----------------    ---------------
   Total other income,net                                                456              1,509
                                                             ----------------    ---------------
Net loss before provision for income taxes                            (8,471)            (7,924)
Provision for income taxes                                               (73)                 -
                                                             ----------------    ---------------
Net loss                                                     $        (8,544)    $       (7,924)
                                                             ================    ===============
Basic and diluted loss per share                             $         (0.49)    $        (0.46)
                                                             ================    ===============
Shares used in calculation of loss per share:
  Basic and diluted                                                   17,594             17,394
                                                             ================    ===============

See accompanying notes to consolidated financial statements.

                                                             NEUROGEN CORPORATION
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (In thousands)
                                                                  (UNAUDITED)

                                                                        THREE MONTHS         THREE MONTHS
                                                                            ENDED                ENDED
                                                                       MARCH 31, 2002       MARCH 31, 2001
                                                                      -----------------     ---------------
Cash flows from operating activities:
   Net loss                                                           $        (8,544)      $       (7,924)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization expense                                      781                  640
       Stock compensation expense                                                  82                  930
       Other non-cash compensation expense                                         388                  292
   Changes in operating assets and liabilities:
       Decrease in accounts payable and accrued expenses                         (113)              (1,677)
       Decrease in unearned revenue from corporate partners                      (568)                   -
       Increase (decrease) in receivables from corporate partners              (1,199)                 152
       (Increase) decrease in other assets, net                                  (347)                 336
    Income tax benefits from exercise of stock options                            345                    -
                                                                      -----------------      ---------------
          Net cash used in operating activities                                (9,175)              (7,251)

Cash flows from investing activities:
       Purchases of plant and equipment                                          (568)              (3,596)
       Purchases of marketable securities                                     (25,006)             (30,405)
       Maturities and sales of marketable securities                           13,725               19,644
       Proceeds from sales of assets                                               59                   25
                                                                      -----------------      ---------------
          Net cash used in investing activities                               (11,790)             (14,332)

Cash flows from financing activities:
       Principal payments under loans payable                                    (340)                   -
       Exercise of employee stock options                                           -                  167
                                                                      -----------------      ---------------
          Net cash (used in) provided by financing activities                    (340)                 167
                                                                      -----------------      ---------------
Net decrease in cash and cash equivalents                                     (21,305)             (21,416)

Cash and cash equivalents at beginning of period                               51,062               48,086
                                                                      -----------------      ---------------
Cash and cash equivalents at end of period                            $        29,757        $      26,670
                                                                      =================      ===============

See accompanying notes to consolidated financial statements.

                              Neurogen Corporation
                   Notes to Consolidated Financial Statements
                                  March 31, 2002
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
          Accordingly,  they do not include all of the information and footnotes required by  generally  accepted  accounting  principles  for complete financial  statements.  In the opinion of management,  all adjustments
          (consisting of normal recurring accruals)  considered  necessary for a
          fair  presentation   have  been  included.   These  interim  financial
          statements  should be read in conjunction  with the audited  financial statements  for the year  ended  December  31,  2001  included  in the
          Company's  Annual  Report  on  Form  10-K.  Interim  results  are  not necessarily  indicative  of the results  that may be expected  for the full fiscal year.

               In August 2001, the Financial  Accounting  Standards Board issued
          SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
          Assets." SFAS No. 144  supercedes  SFAS No. 121,  "Accounting  for the
          Impairment  of  Long-Lived  Assets  and for  Long-Lived  Assets  to be
          Disposed Of," in that it excludes  goodwill from its impairment  scope and allows for different approaches in cash flow estimation.  However,
          SFAS No. 144 retains the  fundamental  provisions  of SFAS No. 121 for recognition and measurement of the impairment of (a) long-lived assets to be held and used and (b) long-lived  assets to be disposed of other than by sale.  Neurogen  adopted the  provisions of SFAS No. 144 as of
          January 1, 2002. The  implementation of this standard did not have any impact on the Company's results of operations and financial position.

 (2)      PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of the parent  company  and a  subsidiary,  Neurogen  Properties  LLC,  after elimination of intercompany transactions.

 (3)      REVENUE RECOGNITION

               The Company has entered into  collaborative  research  agreements which  provide  for the  partial  funding  of  specified  projects  in exchange  for the grant of  certain  rights  related  to  discoveries.
          Revenue   under  these   arrangements   typically   includes   upfront
          non-refundable fees, ongoing payments for specified levels of staffing for research and  milestone  payments  upon the  occurrence of certain events. Since the adoption of the Securities and Exchange Commission's
          Staff  Accounting  Bulletin No. 101,  the upfront  fees are  generally recognized as revenue ratably over the period of performance under the research  agreement.  The research funding is recognized as revenue as the related  research  effort is performed.  Revenue  derived from the achievement  of  milestones is  recognized  when the  milestone  event occurs.

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

 (4)      INCOME TAXES

               In March 2002,  the Company  filed a revised claim with the State of Connecticut  Department of Revenue  Services to exchange their 2000 research and development credits for cash at the statutorily  provided exchange  rate of 65%  and as a  result  recorded  an  additional  net benefit  of  approximately  $272,000.  Of this  amount,  approximately
          $73,000 was recorded as a reduction to the tax  provision and $345,000 earned from research and development qualifying expenditures resulting from stock option  exercises  was recorded as a benefit to  additional paid-in capital. At March 31, 2002, Neurogen had recorded a receivable from the State of  Connecticut  for  $2,248,000  for the  exchange  of qualifying 2000 research and development credits for which the Company received payment in April.

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

          THREE MONTHS ENDED MARCH 31, 2002 AND 2001

               The Company's  operating  revenues  increased to $2.6 million for the three  months ended March 31, 2002 as compared to $2.0 million for the  same  period  in  2001.  This  difference  consists  of  moderate increases to both research and development  revenues and license fees.
          The research and  development  revenue  recognized  in 2002 relates to
          research   funding   earned  from  the   collaboration   with  Aventis
          Pharmaceuticals Inc.  ("Aventis"),  entered into in December 2001 (the
          "Aventis   Agreement"),   which  is  described  below.   Research  and
          development  revenue for 2001  represents the recognition of discovery research  funding  under a  collaboration  with Pfizer Inc  ("Pfizer")
          which  concluded  on  December  31, 2001 (the GABA  program  described below). The increase in 2002 license fees is due to the recognition of
          $0.5  million  related to an up-front  payment of $10.0  million  from
          Aventis in December 2001,  offset by a reduction in the recognition of license fees under the Pfizer Technology Transfer Agreement (described below).

               Research  and  development  expenses  increased 9 percent to $9.5 million for the three-month period ended March 31, 2002 as compared to
          $8.7  million  for  the  same  period  in  2001   excluding   non-cash
          compensation  charges  which in 2001 were for  modifications  to stock options made upon  termination of employment of a former officer.  The increase is primarily  due to  increases  in research and  development personnel,  further  development of potential drug  candidates and the
          Company's  continued  expansion of its AIDD  (Accelerated  Intelligent
          Drug  Design)  Program  for  the  discovery  of new  drug  candidates.
          Research  and  development  expenses  represented  82  percent  and 83 percent of total  expenses in the three month  periods ended March 31,
          2002 and 2001,  respectively,  excluding  non-cash stock  compensation charges.

               General and  administrative  expenses,  excluding  non-cash stock compensation  charges,  increased  12 percent to $2.0  million for the period  ended March 31, 2002  compared to $1.8  million for the period ended March 31,  2001.  The increase is  attributed  to an increase in external  services  such as legal and  consulting  expense  to protect
          Neurogen's  growing  intellectual   property  estate  and  to  support
          Neurogen's expanding research pipeline.

               Stock  compensation  expense  decreased from $0.9 million for the three-month  period  ended March 31, 2001 to $0.1 million for the same period in 2002. The 2002 compensation expense is primarily composed of continuing non-cash charges to income related to a grant of restricted stock in September 2001, where as the 2001 expense primarily  consists of a  one-time  non-cash  charge to  income  for the  modification  of certain stock options held by a retiring executive officer.

               Other  income  decreased  from $1.5 million to $0.5 million due to
          lower  interest  rates,  an  increase  in  interest   expense  from  a
          commercial term mortgage loan agreement  entered into in December 2001 secured by the Company's facilities,  a reduction of realized gains on marketable securities and a lower level of invested funds.

               For the three  month  period  ended March 31,  2002,  the Company recorded  a  Connecticut  income tax  expense of $0.07  million in the
          Statement of  Operations.  This expense is the result of the filing in
          March 2002 of a revised claim with the State of Connecticut Department of Revenue  Services to  exchange  the  Company's  2000  research  and development credits for cash at the statutorily provided exchange rate of 65%.

               The Company  recognized  a net loss of $8.5 million for the three months  ended  March  31,  2002 as  compared  with a net  loss of $7.9 million  for the same  period  in 2001.  The  increase  in net loss is primarily due to the decrease in investment income and the increase in research and development expenses described above.

          LIQUIDITY AND CAPITAL RESOURCES

               At March 31, 2002 and December 31, 2001,  cash, cash  equivalents and  marketable  securities  were in the  aggregate  $94.6 million and
          $105.3 million,  respectively.  A total amount of $43.4 million of the marketable  securities at March 31, 2002 have maturities  greater than one year,  however the Company can and may liquidate such  investments prior to maturity to meet its  strategies  or  investment  objectives.
          While the Company's  aggregate  level of cash,  cash  equivalents  and marketable securities decreased during the three months of 2002, these levels have fluctuated  significantly  in the past and are expected to do so in the future as a result of the factors described below.

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

               The debt  agreements  entered into by the Company to date include commercial  term  mortgage  loan  financing  in December  2001,  and a construction  loan  entered  into  in  October  1999.  Total  proceeds received under these  agreements  was $22.5  million.  As of March 31,
          2002,  Neurogen  is not  engaged in any  significant  lease or capital expenditure commitments.

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
          million  and $6.1  million  of net  operating  loss and  research  and development credit carryfowards,  respectively,  available for federal income tax purposes  which expire in the years 2004 through 2021.  The
          Company  also had  approximately  $73.3  million  and $3.5  million of
          Connecticut  state tax net operating loss and research and development credit  carryfowards,  respectively,  which  expire in the years  2002 through 2021.  The Company  applied to exchange year 2000  Connecticut
          research  and   development   credits  for  cash  proceeds  under  new
          Connecticut  tax law  provisions  (as mentioned  above) and received a payment  from the State of  Connecticut  of $2.2 million in April 2002 for this exchange.  Because of "change in ownership" provisions of the
          Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit  carryforwards may be subject to an annual limitation in future periods.

          COLLABORATIVE RESEARCH AGREEMENTS

          Aventis
          -------

               In December  2001,  Neurogen  entered  into a  collaboration  and license agreement with Aventis (the "Aventis  Agreement")  pursuant to which Aventis made an initial payment of $10 million and agreed, among other  things,  to fund a specified  level of  resources  for at least three years for  Neurogen's  program for the discovery and research of
          CRF1 receptor-based drugs for a broad range of applications, including the therapeutic treatment of depression and anxiety disorders. Aventis has the  option to extend the  discovery  and  research  effort for an additional two years. As of March 31, 2002,  Aventis has provided $0.2 million of research funding to the Company.  Neurogen is also eligible to receive milestone payments if certain compound  discovery,  product development  or  regulatory  objectives  are  achieved  subject to the collaboration.  In return,  Aventis  received the exclusive  worldwide rights to develop, manufacture and market collaboration drugs that act through the CRF1 receptor,  with no limitations as to the  therapeutic indications for which the drugs may be used. Aventis will pay Neurogen royalties  based  upon net sales  levels,  if any,  for  collaboration products. Also under the agreement, Aventis is responsible for funding the cost of development,  including clinical trials, manufacturing and marketing of collaboration products, if any.

          Pfizer
          ------

               In June 1999,  Neurogen  and  Pfizer  entered  into a  technology transfer agreement (the "Pfizer Technology Transfer Agreement"). Under
          the terms of this agreement,  Pfizer agreed to pay Neurogen a total of up to $27.0  million  over a three year period for the  licensing  and transfer to Pfizer of certain of Neurogen's AIDD  technologies for the discovery of new drugs, along with the installation of an AIDD system.
          Additional   payments  are  also  possible  upon  Pfizer's  successful
          utilization  of  this  technology.  Pfizer  received  a  non-exclusive license to certain AIDD intellectual  property and the right to employ this technology in its own drug development  programs. As of March 31,
          2002,  Pfizer had provided  $24.2  million in license fees pursuant to the Pfizer Technology Transfer Agreement.

               In 1992, Neurogen entered into a collaborative research agreement with Pfizer (the "1992  Pfizer  Agreement")  pursuant to which  Pfizer made a $13.8  million  equity  investment  in the  Company and agreed, among other things,  to fund a specified  level of resources for up to five years (later extended as described below) for Neurogen's research programs for the  discovery of  GABA-based  drugs for the treatment of anxiety and cognitive disorders.  In 1994, Neurogen and Pfizer entered into a second  collaborative  research  agreement  (the  "1994  Pfizer
          Agreement")  pursuant  to  which  Pfizer  made a $9.9  million  equity investment in the Company and agreed,  among other  things,  to fund a specified  level of resources for up to four years (later  extended as described  below) for Neurogen's  research program for the development of  GABA-based  drugs for the treatment of sleep  disorders.  On three occasions,  Neurogen and Pfizer extended  Neurogen's  research efforts under the 1992 and 1994 Pfizer  Agreements.  The most recent extension agreement  terminated in December  2001. To date,  Pfizer has provided
          $43.2 million and $14.1 million of research funding to the Company and
          $0.5 million and $0.3 million for the achievement of certain  clinical development  and regulatory  milestones  pursuant to the 1992 and 1994
          Pfizer Agreements and the extensions of such agreements, respectively.
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

                           Part II - Other Information

Item 1. Legal Proceedings

               Not applicable for the first quarter ended March 31, 2002.

Item 2. Changes in Securities and Use of Proceeds

               Not applicable for the first quarter ended March 31, 2002.

Item 3. Defaults upon Senior Securities

               Not applicable for the first quarter ended March 31, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

               Not applicable for the first quarter ended March 31, 2002.

Item 5. Other Information

               Not applicable for the first quarter ended March 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

               (a)  None.

               (b)  The  Company  filed a current  report on Form 8-K on January
                    11, 2002 regarding a commercial term mortgage loan agreement entered into by the Company on December  21,  2001,  whereby the lender  provided  total gross proceeds of $17.5 million.
                    The loan is secured by the Company's facilities at 15 and 35
                    Northeast Industrial Road, Branford, CT.

SAFE HARBOR STATEMENT

     Statements which are not historical facts,  including  statements about the
Company's  confidence and strategies,  the status of various product development programs,  the sufficiency of cash to fund planned  operations and the Company's expectations  concerning its development compounds,  drug discovery technologies and  opportunities  in  the  pharmaceutical  marketplace  are  "forward  looking statements" within the meaning of the Private Securities  Litigations Reform Act of 1995 that involve risks and  uncertainties  and are not  guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the  Company's  drug  candidates,  the  failure to attract or retain  scientific
management  personnel,   any  unexpected  adverse  side  effects  or  inadequate
therapeutic  efficacy  of the  Company's  drug  candidates  which  could slow or
prevent  product   development   efforts,   competition   within  the  Company's
anticipated product markets, the Company's dependence on corporate partners with
respect  to  research   and   development   funding,   regulatory   filings  and
manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative  arrangements,  equity  or debt  financings  or other  sources  to continue  the  operation  of the  Company's  business,  risk  that  patents  and
confidentiality   agreements   will  not   adequately   protect  the   Company's
intellectual  property or trade secrets,  dependence  upon third parties for the manufacture of potential  products,  inexperience in  manufacturing  and lack of internal  manufacturing  capabilities,  dependence  on third  parties  to market
potential  products,  lack  of  sales  and  marketing  capabilities,   potential
unavailability   or  inadequacy  of  medical   insurance  or  other  third-party
reimbursement  for the cost of purchases of the  Company's  products,  and other risks  detailed in the Company's  Securities  and Exchange  Commission  filings, including its Annual  Report on Form 10-K for the year ended  December 31, 2001, each of which could adversely affect the Company's  business and the accuracy of the forward-looking statements contained herein.

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

Date:  May 15, 2002