Form 10-Q
period 2002-06-30
NEUROGEN CORP
filed 2002-08-14
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR
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

     As of August 14, 2002 the registrant had 17,809,374  shares of Common Stock outstanding.

                              NEUROGEN CORPORATION

                                      INDEX

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets at June 30, 2002 and
         December 31, 2001
        Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2002 and 2001
        Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001
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

Signature

Exhibit Index

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                                       (In thousands)
                                                        (UNAUDITED)

                                                           JUNE 30, 2002                 DECEMBER 31, 2001
                                                           --------------                -----------------

                     Assets

Current assets:
   Cash and cash equivalents                                $      28,846                  $        51,062
   Restricted cash                                                  1,009                            1,500
   Marketable securities                                           60,796                           54,237
   Receivables from corporate partners                              3,285                            1,554
   Other current assets                                             1,235                            3,027
                                                            -------------                  ---------------
       Total current assets                                        95,171                          111,380

Property, plant & equipment:
   Land, building and improvements                                 31,176                           30,489
   Equipment and furniture                                         17,257                           16,162
   Construction in progress                                           142                              462

                                                           ---------------                 ----------------
                                                                   48,575                           47,113
   Less accumulated depreciation & amortization                    14,413                           13,062
                                                           ---------------                 ----------------
       Net property, plant and equipment                           34,162                           34,051

Other assets, net                                                     656                              525
                                                           ---------------                 ----------------
       Total assets                                        $      129,989                  $       145,956
                                                           ===============                 ================

See accompanying notes to consolidated financial statements.

                                                    NEUROGEN CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except per share data)
                                                        (UNAUDITED)

                                                               JUNE 30, 2002               DECEMBER 31, 2001
                                                             -----------------             -----------------
            Liabilities & Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                     $          4,746              $           3,595
   Unearned revenue from corporate partners, current portion            2,000                          6,699
   Current portion of loans payable                                     1,372                          1,365
                                                             -----------------             ------------------
       Total current liabilities                                        8,118                         11,659

Unearned revenue from corporate partners, net of
    current portion                                                     6,885                          7,885
Loans payable, net of current portion                                  20,341                         21,029
                                                             -----------------             ------------------
       Total liabilities                                               35,344                         40,573

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, par value $.025 per share
       Authorized 2,000 shares; none issued                                 -                              -
   Common stock, par value $.025 per share
       Authorized 30,000 shares;  issued and outstanding
       17,859 shares at June 30, 2002 and 17,733 shares
       at December 31, 2001                                               446                            443
   Additional paid-in capital                                         176,568                        174,709
   Accumulated deficit                                                (79,108)                       (67,685)
   Deferred compensation                                               (3,678)                        (2,750)
   Accumulated other comprehensive income                                 417                            666
                                                             -----------------             ------------------
       Total stockholders' equity                                      94,645                        105,383
                                                             -----------------             ------------------
       Total liabilities and stockholders' equity            $        129,989              $         145,956
                                                             =================             ==================

See accompanying notes to consolidated financial statements.

                                                            NEUROGEN CORPORATION
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (In thousands, except per share data)
                                                                 (UNAUDITED)

                                                               THREE MONTHS       THREE MONTHS       SIX MONTHS       SIX MONTHS
                                                                   ENDED              ENDED             ENDED            ENDED
                                                               JUNE 30, 2002      JUNE 30, 2001     JUNE 30, 2002   JUNE 30, 2001
                                                             ----------------    ---------------   --------------   -------------
Operating revenues:
   License fees                                              $         7,061     $        2,495    $       8,449    $      3,745
   Research and development                                            1,209                720            2,459           1,440
                                                             ----------------    ---------------    -------------   -------------
       Total operating revenues                                        8,270              3,215           10,908           5,185

Operating expenses:
  Research and development:
   Stock compensation                                                     38                 18              (18)            902
   Other research and development                                      9,836              8,659           19,272          17,286
                                                             ----------------    ---------------    -------------   -------------
  Total research and development                                       9,874              8,677           19,254          18,188

  General and administrative:
   Stock compensation                                                    151                 27              290              72
   Other general and administrative                                    1,660              1,442            3,706           3,289
                                                             ----------------    ---------------    -------------   -------------
  Total general and administrative                                     1,811              1,469            3,996           3,361
                                                             ----------------    ---------------    -------------   -------------
       Total operating expenses                                       11,685             10,146           23,250          21,549
                                                             ----------------    ---------------    -------------   -------------
Operating loss                                                        (3,415)            (6,931)         (12,342)        (16,364)

Other income (expense):
  Investment income                                                      811              1,242            1,547           2,751
  Interest expense                                                      (274)                 -             (554)              -
                                                             ----------------    ---------------    -------------   -------------
   Total other income, net                                               537              1,242              993           2,751
                                                             ----------------    ---------------    -------------   -------------

Net loss before provision for income taxes                            (2,878)            (5,689)         (11,349)        (13,613)

Provision for income taxes                                                 -                  -              (73)               -
                                                             ----------------    ---------------    -------------   -------------
Net loss                                                     $        (2,878)    $       (5,689)    $    (11,422)   $    (13,613)
                                                             ================    ===============    =============   =============

Basic and diluted loss per share                             $         (0.16)    $        (0.33)    $      (0.65)   $      (0.78)
                                                             ================    ===============    =============   =============
Shares used in calculation of loss per share:
  Basic and diluted                                                   17,607             17,416           17,600          17,406
                                                             ================    ===============    =============   =============

See accompanying notes to consolidated financial statements.

                                                             NEUROGEN CORPORATION
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (In thousands)
                                                                  (UNAUDITED)

                                                                         SIX MONTHS            SIX MONTHS
                                                                            ENDED                 ENDED
                                                                        JUNE 30, 2002         JUNE 30, 2001
                                                                      -----------------      ---------------
Cash flows from operating activities:
   Net loss                                                           $        (11,422)      $     (13,613)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization expense                                     1,590               1,307
       Stock compensation expense                                                  272                 974
       Other non-cash expense                                                      846                 463
   Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable and accrued expenses              1,151                (897)
       Decrease in unearned revenue from corporate partners                     (5,699)             (1,745)
       (Increase) decrease in receivables from corporate partners               (1,732)              1,418
       Decrease in other assets, net                                             1,598                 733
   Income tax benefits from exercise of stock options                              345                   -
                                                                      -----------------      ---------------
          Net cash used in operating activities                                (13,051)            (11,360)

Cash flows from investing activities:
       Purchases of plant and equipment                                         (1,824)             (5,081)
       Purchases of marketable securities                                      (42,562)            (42,526)
       Maturities and sales of marketable securities                            35,309              34,087
       Proceeds from sales of assets                                               102                  25
                                                                      -----------------      ---------------
          Net cash used in investing activities                                 (8,975)            (13,495)

Cash flows from financing activities:
       Principal payments under loans payable                                     (681)                  -
       Change in restricted cash                                                   491                   -
       Exercise of employee stock options                                            -                 564
                                                                      -----------------      ---------------
          Net cash (used in) provided by financing activities                     (190)                564
                                                                      -----------------      ---------------
Net decrease in cash and cash equivalents                                      (22,216)            (24,291)

Cash and cash equivalents at beginning of period                                51,062              48,086
                                                                      -----------------      ---------------
Cash and cash equivalents at end of period                            $         28,846       $      23,795
                                                                      =================      ===============

See accompanying notes to consolidated financial statements.

                              Neurogen Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

 (1)      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               The  unaudited   consolidated   financial  statements  have  been
          prepared   from  the  books  and  records  of   Neurogen   Corporation
          ("Neurogen"  or the "Company") in accordance  with generally  accepted accounting  principles for interim financial  information  pursuant to
          Rule 10-01 of Regulation S-X. Accordingly,  they do not include all of
          the   information  and  footnotes   required  by  generally   accepted
          accounting  principles  in the United  States of America for  complete consolidated financial statements.  In the opinion of management,  all adjustments  (consisting  of  normal  recurring  accruals)  considered necessary for a fair  presentation  have been included.  These interim consolidated  financial  statements should be read in conjunction with the  audited  consolidated  financial  statements  for the year  ended
          December  31, 2001  included in the  Company's  Annual  Report on Form
          10-K.  Interim results are not  necessarily  indicative of the results that may be expected for the full fiscal year.

               Comprehensive loss for the six-month periods ending June 30, 2002
          and  2001  were   $11,671,000  and  $13,454,000,   respectively.   The
          differences  between  net  loss and  comprehensive  net loss is due to changes in the unrealized gain(loss) on marketable securities.

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

               Neurogen has also entered into one technology  transfer agreement under  which  revenue is  recognized  when a  contractual  arrangement exists,  fees are fixed and  determinable,  delivery of the technology has occurred and collectibility is reasonably  assured.  When customer acceptance is required,  revenue is deferred until acceptance  occurs.
          Where there are  on-going  services  or  obligations  after  delivery, revenue  is  recognized  over the  related  term of the  service  on a percentage of completion basis, unless such obligation is maintenance, which is recognized on a straight line basis. Generally, the agreement includes  multiple  elements and total  contract fees are allocated to the different elements based on evidence of fair value.

               Revenue  resulting  from  up-front   non-refundable   fees  under
          collaborative  research  agreements  and all fees under the technology transfer agreement is recorded as License Fees revenue for purposes of the financial statements.  Research funding for the Company's staffing on projects and milestone payments under collaborative  agreements are recorded as Research and Development revenues. Deferred revenue arises from  the  payments  received  for  research  and  development  to  be conducted in future  periods or for licenses of  Neurogen's  rights or technology where Neurogen has continuing involvement.

 (4)      STOCK-BASED AWARDS

               In May 2002, an aggregate of 100,000  shares of restricted  stock were granted to certain newly hired officers and one existing officer.
          Of the total shares  granted,  50% vest after four years and 50% after five years from date of grant provided the officer remains an employee of the Company.  In January 2002,  15,000  options to purchase  common stock at the  exercise  price of $14.30 were  granted to a director of the Company for  consulting  services to be  performed.  In the second
          quarter,   the  Company  recorded   deferred   compensation   totaling
          $1,380,000,  which is being amortized  ratably over the service period required for awards to vest.  For the six months ending June 30, 2002, the Company recorded $44,000 in non-cash  compensation expense related to 2002 awards.

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

          THREE MONTHS ENDED JUNE 30, 2002 AND 2001

               The Company's  operating  revenues  increased to $8.3 million for the three  months  ended June 30, 2002 as compared to $3.2 million for the same  period  in  2001.  This  increase  is  primarily  due to the recognition  of $4.2 million in revenue  deferred  until the June 2002
          completion  of  a  technology   transfer  agreement  with  Pfizer  Inc
          ("Pfizer"),  described  below,  and the $2.0  million  recognition  of revenues  under such  agreement  for the  achievement  of a  milestone event.  License fee revenue in 2002 also includes the  recognition  of
          $0.5 million of a total up-front  payment of $10.0 million received as
          part  of  our   collaboration   with  Aventis   Pharmaceuticals   Inc.
          ("Aventis")  in  December  2001 (the  "Aventis  Agreement"),  which is described below.  Research and development  revenue recognized in 2002 relates to research funding earned from the Aventis Agreement, whereas the revenue for 2001 represents the recognition of discovery  research funding under a collaboration  with Pfizer which concluded on December
          31, 2001.

               Research and  development  expenses  increased 14 percent to $9.8 million for the three-month  period ended June 30, 2002 as compared to
          $8.7  million for the same  period in 2001  excluding  non-cash  stock compensation  charges.  The  increase  is  primarily  due  to  further development  of potential  drug  candidates,  including the funding of clinical  trials for the  Company's  candidate  for the  treatment  of certain inflammatory disorders, the Company's continued utilization of its  AIDD  (Accelerated  Intelligent  Drug  Design)  Program  for  the
          discovery  of new drug  candidates  and an increase  in  research  and development  personnel.  Research and development expenses represented
          86 percent of total  expenses in each of the three month periods ended
          June 30, 2002 and 2001, excluding non-cash stock compensation charges.

               General and  administrative  expenses,  excluding  non-cash stock compensation  charges,  increased  15 percent to $1.7  million for the three-month  period  ended June 30, 2002  compared to $1.4 million for the same  period  in 2001.  The  increase  is a result  of  additional business  operations  and  technical  services  required to facilitate
          Neurogen's continued drug discovery and drug development  activity, as well as to expand the Company's intellectual property estate.

               Other  income  decreased  from $1.2  million  in the  three-month period ended June 30, 2001 to $0.5 million in the same period of 2002.
          This  difference is primarily  due to an increase in interest  expense associated  with a $17.5  million first  mortgage  debt  financing the
          Company  entered into in December 2001 and to lower overall returns on invested funds.

               The Company  recognized  a net loss of $2.9 million for the three months ended June 30, 2002 as compared with a net loss of $5.7 million for the same period in 2001. The decrease in net loss is primarily due to the increase in revenues partly offset by the increase in operating expenses and decrease in other income described above.

          SIX MONTHS ENDED JUNE 30, 2002 AND 2001

               The Company's  operating  revenues increased to $10.9 million for the six months  ended  June 30,  2002 from $5.2  million  for the same period in 2001.  This increase is primarily due to the  recognition of
          $4.2 million in revenue  deferred until the June 2002  completion of a technology  transfer  agreement with Pfizer,  described below, and the
          $2.0 million  recognition  of revenues  under such  agreement  for the achievement  of a  milestone  event.  License fee revenue in 2002 also includes the  recognition of $1.0 million of a total up-front  payment of $10.0 million received as part of the Aventis  Agreement,  which is described below.  Research and development  revenue recognized in 2002 relates to research funding earned from the Aventis Agreement, whereas the revenue for 2001 represents the recognition of discovery  research funding under a collaboration  with Pfizer which concluded on December
          31, 2001.

               Research  and  development  expenses,  excluding  non-cash  stock compensation  charges,  increased 11 percent to $19.3  million for the six-month  period ended June 30, 2002 as compared to $17.3 million for the same  period in 2001.  The  increase is  primarily  due to further development  of potential  drug  candidates,  including the funding of clinical  trials for the  Company's  candidate  for the  treatment  of certain inflammatory disorders, the Company's continued utilization of its AIDD  Program  for the  discovery  of new drug  candidates  and an
          increase  in  research  and   development   personnel.   Research  and
          development   expenses  represented  84  percent  of  total  operating
          expenses (excluding non-cash stock compensation charges)in each of the six-month periods ended June 30, 2002 and 2001.

               General and  administrative  expenses,  excluding  non-cash stock compensation  charges,  increased  13 percent to $3.7  million for the six-month  period ended June 30, 2002 compared to $3.3 million for the same period in 2001.  The increase is a result of additional  business operations and technical  services  required to facilitate  Neurogen's continued drug discovery and drug development  activity, as well as to expand the Company's intellectual property estate.

               Total stock compensation expenses decreased from $1.0 million for the six-month  period ended June 30, 2001 to $0.3 million for the same
          period  in  2002.  The  2002  compensation   expense  is  composed  of
          continuing  non-cash  charges  to income  related to grants of certain stock  awards  in  1997,  2001  and 2002 to  certain  officers  of the
          Company, while the 2001 expense included a one-time non-cash charge of
          $0.8 million for the  modification  of certain stock options held by a retiring executive officer.

               Other income  decreased from $2.8 million in the six-month period ended June 30, 2001 to $1.0  million in the same period of 2002.  This difference  is  primarily  due  to an  increase  in  interest  expense associated  with a $17.5  million  first  morgage debt  financing  the
          Company  entered into in December 2001 and to lower overall returns on invested funds.

               The Company  recognized  a net loss of $11.4  million for the six months  ended  June  30,  2002 as  compared  with a net  loss of $13.6 million  for the same  period  in 2001.  The  decrease  in net loss is primarily  due  to the  increase  in  revenues  partly  offset  by the increase in operating  expenses and decrease in other income  descibed above.

          LIQUIDITY AND CAPITAL RESOURCES

               At June 30, 2002 and December 31, 2001,  cash,  cash  equivalents
          (including  restricted  cash) and  marketable  securities  were in the aggregate  $90.7 million and $106.8  million ,  respectively.  A total amount of $27.2 million of the marketable  securities at June 30, 2002 have maturities  greater than one year.  However,  the Company can and
          may  liquidate  such  investments   prior  to  maturity  to  meet  its
          strategies and/or investment objectives. The Company's aggregate level of cash, cash equivalents and marketable  securities  decreased during the first half of 2002. These levels have fluctuated  significantly in the past and are  expected  to do so in the  future as a result of the factors described below.

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

               The debt agreements entered into by the Company to date include a first  mortgage loan  financing in December  2001,  and a construction loan entered into in October 1999. Total proceeds received under these agreements  was $22.5  million.  As of June 30, 2002,  Neurogen is not engaged in any significant lease or capital expenditure commitments.

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
          million  and $6.1  million  of net  operating  loss and  research  and development credit carryfowards,  respectively,  available for federal income tax purposes  which expire in the years 2004 through 2021.  The
          Company  also had  approximately  $73.3  million  and $3.5  million of
          Connecticut  state tax net operating loss and research and development credit  carryfowards,  respectively,  which  expire in the years  2002 through 2021.  The Company  applied to exchange year 2000  Connecticut
          research  and   development   credits  for  cash  proceeds  under  new
          Connecticut  tax law  provisions and received a payment from the State of  Connecticut  of $2.2  million  in April  2002  for this  exchange.
          Because of "change in  ownership"  provisions of the Tax Reform Act of
          1986, the Company's utilization of its net operating loss and research and  development  credit  carryforwards  may be  subject  to an annual limitation in future periods.

          COLLABORATIVE RESEARCH AGREEMENTS

          Aventis
          -------

               In December  2001,  Neurogen  entered  into a  collaboration  and license  agreement  with  Aventis  pursuant to which  Aventis  made an initial payment of $10 million and agreed, among other things, to fund a specified level of resources for at least three years for Neurogen's program for the  discovery and research of CRF1  receptor-based  drugs for a broad range of applications, including the therapeutic treatment of depression and anxiety disorders.  Aventis has the option to extend the discovery and research  effort for up to an additional  two years.
          As of June 30,  2002,  Aventis has  provided  $1.5 million of research funding to the Company. Neurogen is also eligible to receive milestone
          payments  if  certain  compound  discovery,   product  development  or
          regulatory  objectives are achieved subject to the  collaboration.  In return,  Aventis  received the exclusive  worldwide rights to develop, manufacture and market  collaboration  drugs that act through the CRF1 receptor,  for all therapeutic  indications for which the drugs may be used. Aventis will pay Neurogen royalties based upon net sales levels, if any, for collaboration products. Also under the agreement,  Aventis is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any.

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
          Additional   payments  are  also  possible  upon  Pfizer's  successful
          utilization  of  this  technology.  Pfizer  received  a  non-exclusive license to certain AIDD intellectual  property and the right to employ this technology in its own drug development  programs.  As of June 30,
          2002,  Pfizer had provided  $25.0  million in license fees pursuant to the Pfizer  Technology  Transfer  Agreement,  which culminated in June
          2002.

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

                           Part II - Other Information

Item 1. Legal Proceedings

               Not applicable for the second quarter ended June 30, 2002.

Item 2. Changes in Securities and Use of Proceeds

               Not applicable for the second quarter ended June 30, 2002.

Item 3. Defaults upon Senior Securities

               Not applicable for the second quarter ended June 30, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

               Not applicable for the second quarter ended June 30, 2002.

Item 5. Other Information

               Certifications  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 accompany this report.

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

                                                            NEUROGEN CORPORATION

                                               By:/s/   STEPHEN R. DAVIS
                                                  ------------------------
                                                    Stephen R. Davis
                                                    Executive Vice President
                                                    and Chief Business Officer

Date:  August 14, 2002

                                  EXHIBIT INDEX
Exhibit
-------
Number
------

10.1    - Employment Agreement between the Company and Edmund P. Harrigan, dated as of May 13, 2002.

10.2    - Form   of   Proprietary  Information    and    Inventions   Agreement.

                                                                    EXHIBIT 10.1

                              EMPLOYMENT AGREEMENT

     This  EMPLOYMENT  AGREEMENT,  effective as of May 13, 2002,  is made by and between Neurogen  Corporation,  a Delaware  corporation  (the  "Company"),  with offices at 35 Northeast Industrial Road, Branford, Connecticut 06405, and Edmund
P. Harrigan, M.D. (the "Employee").

     WHEREAS,  the Company and the Employee  desire to enter into an  employment relationship; and

     WHEREAS,  the Company and the Employee  desire to enter into this Agreement to address, on the terms and conditions  hereinafter set forth,  certain matters relating to such employment.

     NOW, THEREFORE, the Company and the Employee agree as follows:

1. DEFINITIONS

(a)  Cause

     For purposes of this Agreement "cause" means:

     (i) the  Employee  is  convicted  of a  felony  or  entry of a plea of nolo contendere (or similar plea) in a criminal proceeding for commission of a felony or serious misdemeanor;

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

     (i) the Company  permanently  relocates the primary place of performance of the duties  specified  in Section 3 of this  Agreement  to a location  more than fifty (50) miles from its current offices located in Branford, Connecticut;

     (ii) the  Employee  suffers a  material  reduction  in  Employee's  duties, responsibilities or effective authority as a result of any action or inaction on the part of the Company typically  associated with his title and position as set forth and described in Section 3 of this Agreement;

     (iii) the  Employee's  rate of Base  Salary  (as  hereinafter  defined)  is materially decreased by the Company (other than in connection with an across the board salary reduction agreed to by the Employee);

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

2.   TERM

     The term of  Employee's  employment  under  this  Agreement  shall,  unless earlier  terminated under Section 7 herein or extended as hereinafter  provided, be for a period  commencing  as of May 13,  2002 (the  "Commencement  Date") and
terminating on May 12, 2004,  subject to the terms and  conditions  contained in
this  Agreement  (the  "Employment   Period").   The  Employment   Period  shall
automatically  be extended,  commencing  on May 13, 2004 and  thereafter  on the relevant alternate  anniversary of the Commencement Date, for successive two (2)
year  periods  unless,  not later than ninety (90) days prior to May 13, 2004 or any such  anniversary,  either party to this Agreement shall give written notice to the other  that such  party  does not wish to extend or  further  extend  the
Employment Period beyond its then already automatically extended term, if any.

3.   DUTIES AND SERVICES

     During the Employment  Period,  the Employee shall be employed as Executive
Vice President and Chief Development  Officer of the Company.  In such position, the Employee  shall have the duties,  responsibilities  and  authority  normally associated  with, or otherwise  appropriate  to, the offices and positions of an
Executive Vice President and Chief Development Officer of a corporation.  In the performance of his duties and  responsibilities  as Executive Vice President and
Chief  Development  Officer,  the Employee  shall  report only to the  President and/or the Chief Executive Officer of the Company. During the Employment Period,
the Employee shall devote  substantially all of his business time, during normal business  hours,  to the  business  and affairs of the Company and the  Employee shall use his best efforts to perform  faithfully and efficiently the duties and responsibilities contemplated by this Agreement; provided, however, the Employee may  manage  his  personal,  financial  and  legal  affairs  and  engage  in any activities of a volunteer,  civic or business nature, as long as such activities do not materially  interfere with Employee's  responsibilities as Executive Vice
President and Chief Development Officer.

4.   COMPENSATION AND OTHER BENEFITS

(a)  Salary

     As compensation for the Employee's services under this Agreement, beginning the Commencement  Date and until the termination of the Employment  Period,  the
Employee  shall be paid by the Company a base salary of  $300,000.00  per annum, payable in equal  semi-monthly  installments  in  accordance  with the Company's normal payroll  practices,  which base salary may be increased but not decreased during  the  Employment  Period by the Board in its sole  discretion  (the "Base
Salary"). Such increased Base Salary shall then constitute the "Base Salary" for purposes of this Agreement.

(b)  Annual Bonus

     In  addition  to the Base  Salary,  the  Employee  is  eligible to receive, subject to certain objective and/or subjective performance goals approved by the
President and Chief Executive Officer, such annual bonuses during the Employment
Period as the Board may approve.

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

(d)  Loan

     As of the  Commencement  Date,  the  Company  will  loan  to the  Employee, interest free,  $250,000 (the "Loan").  On each  anniversary of the Commencement
Date the Company will forgive  $50,000 of the outstanding  principal  balance of the Loan,  provided  the  Employee  remains an  employee  of the Company on such anniversary date. Should the Employee's employment relationship with the Company terminate for any reason,  any remaining  principal balance of the loan shall be due and payable within thirty (30) days of such termination.  While the Employee remains an  employee  of the  Company,  the  Company  will "gross up" and pay on behalf of the  employee  the actual  federal and state  income taxes owed by the
Employee as a consequence of any interest which, due to the interest-free nature of the Loan, is required to be imputed in calculating the Employee's  taxes. The
Employee will be  responsible  for paying any taxes owed as a consequence of any principal amounts forgiven.

(e)  Equity

     As of the Commencement Date, the Company will grant to the Employee:

     (i) Forty  thousand  (40,000)  shares of  Neurogen  Corporation  restricted common  stock,  par  value  $.025  per  share,  (the  "Restricted  Stock").  The
Restricted Stock shall vest and become unrestricted and freely tradable, subject to any governmental law, rule,  regulation or order which would be applicable to the Employee  generally  (e.g. the Employee's  knowledge of material  non-public information  regarding the Company) in two equal  installments,  twenty thousand
(20,000) shares on May 13, 2006 and twenty  thousand  (20,000) shares on May 13,
2007. If for any reason the Employee's employment with the Company is terminated prior to either of the dates indicated in the preceding  sentence,  any unvested shares of  Restricted  Stock  shall be  forfeited  to the  Company  for zero (0)
consideration.

     (ii) An employee  stock option (the "Stock  Option") to acquire one hundred and twenty-five  thousand (125,000) shares of Neurogen  Corporation common stock at the  then-current  NASDAQ  market  price as of the date of  grant.  The Stock
Option  shall vest in five equal  annual  installments  commencing  on the first anniversary of the date of grant.

5.   NON-COMPETITION

     (a)  During  the  Employment  Period and for one year after the date of any such  termination of  employment,  the Employee  agrees that,  without the prior express  written consent of the Company,  he shall not,  directly or indirectly, for his own benefit or as an employee, owner, shareholder,  partner, consultant,
(or  in  any  other  representative   capacity)  for  any  other  person,  firm,
partnership,  corporation  or other entity  (other than the  Company),  (i) with respect to the United  States of  America  or Canada,  engage in the  discovery, research and/or development of therapeutic,  diagnostic or prophylactic products which work through the same biological  mechanisms as products which at the time of such  termination are under active  clinical or  pre-clinical  development or have been  pre-clinically  or clinically  developed by the Company and which the
Company  has not  abandoned  ("Related  Programs")  or (ii)  solicit or hire (or direct  another to solicit or hire) the  services of any employee of the Company or attempt to induce any such employee or any consultant to the Company to leave the employ of the Company  (except when such acts are performed in good faith by the  Employee  on  behalf  of the  Company).  Notwithstanding  the  above,  this provision shall not prevent or prohibit Employee from being employed during such one year  period by  another  entity in a  managerial  role where  Employee  has overall  responsibility for managing a research and development  portfolio which includes one or more Related  Programs,  provided that Employee does not violate the terms of Section 6 hereof and does not  during  such one year term  actively advise or direct the discovery,  research or  development  efforts of such other entity in the Related  Program(s).  During the Employment  Period,  the Employee
shall not own more than 2% of the outstanding  common stock of any  corporation.
The  provisions  of this  Section 5 shall not be deemed to reduce in any way any other fiduciary,  contractual or other legal obligation the Employee may have to the Company,  including  without  limitation any  obligation  which may arise by virtue of any corporation law,  securities law, patent or intellectual  property law or right, the common law, other agreements with the Company or otherwise.

     For purposes of Section 5 of this Agreement,  the term "solicit" shall mean any  communication  of any kind  whatsoever,  regardless  of by whom  initiated, inviting,  encouraging,  or  requesting  any person or entity to take or refrain from taking any action.

     (b) The  Employee  agrees  to  comply  with the  terms of set  forth in the
Proprietary Information and Inventions Agreement.

     (c) If at any time within  twenty-four  (24) months after the date on which the Employee exercises a Company stock option or stock appreciation right, or on which  Company  restricted  stock  vests,  or on which income is realized by the
Employee in connection with any other Company  equity-based award (each of which events is a "Realization Event"), the Employee breaches any provision of Section
5(a) or 5(b) of the Agreement in more than a minor,  deminimus or trivial manner that causes or is likely it cause, more than deminimus financial or reputational harm to the Company (and, if such breach is  susceptible  to cure,  the Employee does not cure such  breach and harm  within  ten (10) days after the  Employee's receipt of written  notice of such  breach of the  Company  which  specifies  in reasonable detail the facts and  circumstances  claimed to be the basis for such breach),  then (i) the  Employee  shall  forfeit all of  Employee's  unexercised
(including unvested) Neurogen Corporation stock options and restricted stock and
(ii) any gain realized within the  twenty-four  (24) months prior to such breach from the  exercise  of any Company  stock  options or the vesting of any Company restricted  stock  or  other  equity-based  awards  by  the  Employee  from  the
Realization  Event shall be paid by the  Employee to the  Company  upon  written notice from the Company  within  ninety (90) days of such notice (such  payments may be made in increments over such period). Such gain shall be determined after reduction for any taxes paid (or, if such gain is  determined  before such taxes are paid, owing,  provided that such taxes are actually paid in a timely manner)
by the  Employee  which  are  attributable  to such  gain as of the  date of the
Realization  Event,  and  without  regard to any  subsequent  change in the Fair
Market Value (as defined  below) of a share of Company  common  stock;  provided that any federal or state income tax benefit  actually  realized by the Employee as a result of making  payments to the Company under this Section 5(c) (relating to any of the next ten (10) tax year periods)  shall also be paid to the Company within  fifteen  (15) days of such  realization.  Such gain shall be paid by the
Employee  delivering to the Company  shares of Company  Common Stock with a Fair
Market  Value on the date of  delivery  equal to the  amount of such  gain.  The
Company  shall have the right to offset such gain against any amounts  otherwise owed to the Employee by the Company (whether as wages, vacation pay, or pursuant to any benefit  plan or other  compensatory  arrangement).  For purposes of this
Section 5(c),  the "Fair Market Value" of a share of Company Common Stock on any date  shall be (i) the  closing  sale price per share of  Company  Common  Stock during  normal  trading hours on the national  securities  exchange on which the
Company Common Stock is  principally  traded for such date or the last preceding date on which there was a sale of such Company  Common Stock on such exchange or
(ii) if the shares of Company  Common  Stock are then traded on the NASDAQ Stock
Market or any other over-the-counter  market, the average of the closing bid and asked prices for the shares of Company  Common Stock during normal trading hours in such  over-the-counter  market  for such date or the last  preceding  date on which there was a sale of such Company Common Stock in such market,  or (iii) if the shares of Company Common Stock are not then listed on a national  securities exchange or traded in an over-the-counter market, such value as the Compensation
Committee, in its sole discretion, shall reasonably determine. In the event that the Company  seeks to enforce the  provisions  of this  Section  5(c),  and such enforcement is contested by the Employee,  and it is finally determined that the
Employee is not subject to the provisions of this Section 5(c), then the Company shall (i) reimburse the Employee for reasonable  attorneys' fees incurred by the
Employee  in  connection  with such  contest;  and (ii) pay to the  Employee  an additional amount equal to one (1) times the amount in clause (i); provided that such payment under this clause (ii) shall not exceed $250,000.

     (d) Any termination of the Employee's employment or of this Agreement shall have no effect on the continuing operation of this Section 5.

     (e) The  Employee  acknowledges  and agrees that the  Company  will have no adequate  remedy  at law,  and  could be  irreparably  harmed,  if the  Employee breaches or  threatens  to breach any of the  provisions  of this Section 5. The
Employee  agrees  that  the  Company  shall  be  entitled  to  equitable  and/or injunctive  relief to prevent any breach or threatened breach of this Section 5, and to specific performance of each of the terms hereof in addition to any other legal or equitable  remedies  that the Company may have.  The  Employee  further agrees  that  Employee  shall not,  in any  equity  proceeding  relating  to the enforcement  of the terms of this  Section 5, raise the defense that the Company has an adequate remedy at law.

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

(b)  Termination Without Cause or Termination For Good Reason

     The Company may terminate the Employee's employment hereunder without cause and the Employee may terminate Employee's  employment hereunder for good reason.
If the Company terminates the Employee's  employment hereunder without cause, or if the Employee terminates  Employee's employment hereunder for good reason, the
Employment  Period shall end and the Employee  shall only be entitled to (i) any
Base Salary  accrued or annual  bonus  awarded and earned but not yet paid as of the actual date of termination of the  Employee's  employment  with the Company;
(ii) a lump sum payment in an amount equal to the Employee's  annual Base Salary as provided in Section 4(a) above;  (iii) continuation of the health and welfare benefits of the  Employee,  as set forth in Section 4(c) above,  or the economic equivalent  thereof,  at the  same  cost  and  level  in  effect  on the date of termination of the Employee's employment with the Company for one (1) year after such date of termination;  and (iv) the right to exercise  immediately any stock options and to freely trade any restricted  stock granted to the Employee which, but for such termination, would have become exercisable or tradable, as the case may be,  within one year of the date of such  termination  without  cause or for good reason.

     If the Employee's employment is to be terminated without cause, the Company shall give the Employee  thirty (30) days prior written  notice of its intent to so terminate the  Employee's  employment.  If the Employee  intends to terminate
Employee's  employment for good reason,  the Employee agrees to give the Company at least thirty (30) days prior written notice.

(c)  Termination Due to Death or Disability

     The Company may terminate the  Employee's  employment  hereunder due to the
Employee's  inability to render,  for a period of three consecutive months or an aggregate of any on hundred  twenty (120) days within any six (6) month  period, services  hereunder  by reason of permanent  disability,  as  determined  by the written medical  opinion of an independent  medical  physician  selected in good faith by the Company  ("Disability").  In the event of the Employee's death or a termination of the Employee's  employment by the Company due to Disability,  the
Employment  Period shall end and the  Employee,  Employee's  estate or Empoyee's legal representative,  as the case may be, shall only be entitled to (i) (a) any
Base Salary  accrued or annual  bonus  awarded and earned but not yet paid as of the actual date of termination of the  Employee's  employment  with the Company, and (b) any other  compensation  and  benefits as may be provided in  accordance with the terms and  provisions  of any  applicable  plans  and  programs  of the
Company; and (ii) in the case of Disability,  (a) continuation of payment of the
Employee's Base Salary,  as set forth in Section 4(a) above,  until the Employee commences to receive payments under the Company's long-term disability plan, (b)
continuation of the health and welfare benefits of the Employee, as set forth in
Section 4(c) above,  or the economic  equivalent  thereof,  at the same cost and level in effect on the date of  termination  for one (1) year  after the date of termination  and (c) the right to exercise  immediately  that  proportion of the stock options  (rounded up to the nearest whole number of shares) granted to the
Employee  which would  become  exercisable  on or before the May 13  immediately following the date of termination of the Employee's  employment with the Company due to  Disability  which is equal to the number of days worked by the  Employee from, but excluding,  the May 13 immediately preceding such termination date to, and including, such termination date divided by 365 days.

(d)  Voluntary Termination

     The Employee may affect a Voluntary  Termination  of Employee's  employment with the Company hereunder.  A "Voluntary  Termination" shall mean a termination of  employment  by the  Employee  on  Employee's  own  initiative  other  than a termination  due to death or  Disability  or a  termination  for good reason.  A
Voluntary  Termination  shall not be, and shall not be deemed to be, a breach of this  Agreement  and shall result in the end of the  Employment  Period and only entitle the Employee to all of the rights and benefits  which the Employee would be entitled in the event of a termination  of the  Employee's  employment by the
Company for cause.

(e)  Termination by the Company at End of Employment Period

     Notwithstanding any provision of this Agreement to the contrary, if (a) the
Employment Period (i) is not terminated early under Sections 7(a), 7(b), 7(c) or
7(d)  above  and (ii) the  Company  provides  written  notice  to the  Employee, pursuant to Section 2 above,  that it does not wish to extend or further  extend the Employment  Period,  and (b) the Employee's  employment  with the Company is subsequently  terminated at the end of the Employment Period, the Employee shall be entitled to (x)  continuation  of payment of the Employee's  Base Salary,  as provided in Section 4(a) above,  as of the date of termination of the Employee's employment  with the Company for a period  equal to (1) one year less the number of days  notice  given by the Company to the  Employee  that it does not wish to extend or further  extend the  Employment  Period (such  notice  period shall be deemed to commence as of the date of such written  notice by the  Company);  (y)
continuation of the health and welfare benefits of the Employee, as set forth in
4(c) above, or the economic  equivalent  thereof,  at the same cost and level in effect on the date of termination of the Employee's  employment with the Company for one  (1)  year  after  such  termination;  and (z)  the  right  to  exercise immediately  any stock options and to trade freely any restricted  stock granted to the Employee which, but for such termination,  would have become  exercisable or freely  tradable,  as the case may be, on or  before  the May 13  immediately following  the date on which the one (1) year period  referred to the  preceding subclause (x) ends; provided, however, that the severance payment by the Company to the Employee  under  subclause  (x) of this Section 7(e) shall be offset on a dollar for dollar basis by any cash,  or the fair market value of any  non-cash, remuneration, benefit or other entitlement earned, received or receivable by the
Employee in  connection  with the  employment  of such Employee in any capacity, other than dividends,  interest income or other passive investment income earned as a result of an interest in a business  or entity of which the  Employee  owns less than 2% of the beneficial  ownership.  If the Employee shall be entitled to any such  severance  payment  from the  Company  after  the  termination  of the
Employment  Period, the Employee shall have the obligation to notify the Company of any  employment,  consultation  or  other  activity  which  may  involve  any remuneration, benefits or other entitlements as described above, and as to which the Company may be entitled to an offset.

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

15.  GOVERNING LAW

     This  Agreement  shall be governed by and construed in accordance  with the laws of the State of  Connecticut,  without  giving effect to the  principles of conflict of laws thereof.

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

                                                 NEUROGEN  CORPORATION

                                                 By: /s/ STEPHEN R. DAVIS
                                                     ---------------------------

                                                 /s/ EDMUND P. HARRIGAN
                                                 -------------------------------
                                                 Edmund P. Harrigan, M.D.

                                                                    EXHIBIT 10.2

                              NEUROGEN CORPORATION
                PROPRIETARY INFORMATION AND INVENTIONS AGREEMENT

This  Agreement  shall be effective as of the date  executed as indicated  below
(the "Effective Date")

     I recognize that Neurogen  Corporation,  a Delaware  corporation,  together with its  subsidiaries,  (hereinafter  collectively  called  the  "Company")  is engaged in a  continuous  program of  research  and  development  as part of its business,  present and  future,  including  the  generation  of new  inventions,
(patentable  or not) and other  trade  secret  information,  which I  understand constitutes  one of the most valuable  assets of the Company and must be treated as such and:

I further understand and agree that:

     A.   As part of my  employment  by the Company I am (or may be) expected to make new  contributions  and inventions that may constitute  important trade secrets:

     B.   The Company  possesses and will continue to possess  information  that has been created, discovered,  developed, or otherwise become known to the Company (including information created, discovered,  developed, or made known by me during the period of or arising out of my  employment by the  Company) or in which  property  rights  have been  assigned or otherwise  conveyed to the Company,  which  information has commercial value in the  business  in which the  Company is engaged or relates to the Company's actual or demonstrably  anticipated business or research and  development  activities.  All  such  information  is  hereinafter referred to as "Proprietary Information." By way of illustration,  but not limitation,  Proprietary Information includes trade secrets (which may further include any of the following);  and also includes computer
          programs  and  modeling  strategies;   marketing  plans;   strategies;
          unpublished  financial  statements;   forecasts;  employee,  customer,
          collaborator  and  supplier  lists  and   information;   improvements;
          inventions;  formulas;  chemical  structures  and  structure  activity relationships,  chemical or biological processes;  techniques; assays;
          know-how; data; organisms;  plasmids; expression vectors and the like.
          Proprietary Information does not include information that:

          (i)  is in or becomes a part of the public  domain (other than through unauthorized disclosure by me);

          (ii) is  disclosed  by  the  Company  to  third  parties  free  of any obligation of confidentiality;

          (iii)is learned  outside  the scope of my  employment  from an outside source that is not under any obligation of  confidentiality  with respect to such information to the Company or any of its business partners.

     C.   My employment  creates a relationship  of confidence and trust between me and the Company with respect to all Proprietary  Information or any other information that is:

          (1)  applicable to the business of the Company; or

          (2)  applicable  to  the  business  of  any  business  partner  of the
               Company, which information may be made known to me by the Company or by any business  partner of the  Company,  or learned by me in the course of my employment; or

          (3)  applicable to the valuation of the Company's Common Stock,  which information could affect the stock's price, sales, or purchases.

     D.   As used in this  Agreement,  the period of my employment  includes any time during which I may be retained by the Company as a consultant.

     In consideration of my employment and the compensation to be received by me from the Company from time to time, I hereby agree as follows:

     1.   All Proprietary  Information shall be the sole property of the Company and its  assigns,  and the Company  and its assigns  shall be the sole owners  of all  patents  and  other  rights  in  connection  with such
          Proprietary  Information.  At all times,  both during my employment by the Company and after its  termination,  I will keep in confidence and trust all  Proprietary  Information and I will not use or disclose any
          Proprietary  Information  or  anything  relating  to such  information without the prior  written  consent of the  Company,  except as may be necessary  in the  ordinary  course  of  performing  my  duties  as an employee of the Company.

     2.   I agree that at no time will I reveal to any third  party  Proprietary
          Information or other  information  not available to the general public that  could  cause a third  party or  other  parties  relying  on this information to purchase or sell the Company stock.

     3.   I agree that at no time will I purchase or sell Company stock based on
          Proprietary  Information or on any other  information not known to the general public.

     4.   I agree that during the period of my  employment by the Company I will not,  without the prior written consent of the Company,  engage in any employment or activity,  either as an individual proprietor,  partner, stockholder,  officer, employee, director, consultant, or in any other capacity  whatsoever  (except as the holder of not more than 1% of the total outstanding stock of a publicly held company), for any profit or non-profit  institution  which  competes  with the Company or involves either the  business  in which the Company is engaged or its actual or demonstrably anticipated research and development.

     5.   I shall not at any time, during or for two (2) years after the term of my employment by the Company,  recruit or otherwise  solicit or induce any employee(s) of the Company to terminate their  employment with, or otherwise cease their relationship(s) with, the Company.

     6.   During the term of my  employment  with the  Company,  I will keep and maintain  adequate  and  current  written  records of all  Proprietary
          Information (in the form of notes, sketches, drawings, on paper and in computer  files as may be specified by the Company),  which records in any form shall be  available  to and remain the sole  property  of the
          Company at all times.  I agree  that I will not,  at any time,  remove from the  Company's  premises  such  records  and  related  documents, prepared  by me or any other  employee  of the  Company,  without  the
          Company's prior written consent.

     7.   In the  event  of the  termination  of my  employment  by me or by the
          Company  for any reason  whatsoever,  I will  promptly  deliver to the
          Company  all  notes,  documents,   reports  and  data  of  any  nature
          pertaining  to my work with the Company.  I  understand  that all such documents and information  are the exclusive  property of the Company, and I will not, without the prior written consent of the Company, take with me upon the  termination  of my employment any documents or data,
          or  any  reproduction   thereof,   containing  or  pertaining  to  any
          Proprietary Information.

     8.   Except as otherwise  provided in paragraph 13(b) of this Agreement,  I will  promptly  and fully  disclose  to the  Company,  or any  persons designated by it, all  improvements,  inventions,  formulas,  chemical
          structures   and   structure   activity   relationships,    processes,
          techniques,   assays,   computer  programs  and  modeling  strategies,
          original works of authorship,  know-how,  data,  organisms,  plasmids, expression  vectors and the like,  whether or not patentable,  made or conceived  or reduced to  practice or learned by me,  either  alone or jointly with others, during the period of my employment,  knowledge of which:

          (a)  is  related  to  or  useful  in  the  business  of  the  Company,
               including,   but  not  limited  to  drug   discovery,   research,
               development and  commercialization  and other  pharmaceutical and biomedical  activities  generally  or any other of its  actual or
               demonstrably  anticipated  business,   research  and  development
               activities; or

          (b)  result from tasks assigned to me by the Company; or

          (c)  result from use of Proprietary Information,  equipment,  supplies or  facilities  of the Company or property  contained on premises owned, leased, or contracted for by the Company.

          All such improvements,  inventions,  formulas, chemical structures and
          structure  activity  relationships,   processes,  techniques,  assays,
          computer programs and modeling strategies,  know-how, data, organisms, plasmids,  expression vectors and the like are hereinafter referred to as "Inventions". All such original works of authorship are hereinafter referred to as "Works."

     9.   (a) Subject to paragraph 9(c) below, I agree that all Inventions shall be the sole  property  of the Company  and its  assigns,  and that the
          Company  and its  assigns  shall be the sole owners of all patents and other rights in connection  with such  Inventions.  I hereby assign to the Company,  its  successors  and  assigns,  any rights I may have or acquire in any country in such  Inventions.  I further  agree that all such Works  which are  protectable  by  copyright  are "works made for hire," as that term is defined in the United States  Copyright Act and assign all rights in such Works to the Company.

          (b) I further agree as to all such Inventions to assist the Company in every proper way, without any additional  charge (but at the Company's expense) to obtain and from time to time enforce  patents,  copyrights and other forms of legal protection for such Inventions in any and all countries.  To  that  end I will  execute  all  documents  for  use in applying  for and  obtaining  patents,  copyrights  and other forms of legal  protection  for such  Inventions,  and I will  take  any  steps reasonably  deemed necessary by the Company to enforce such rights and protections,  as the Company may desire, together with any assignments of them to the Company or persons  designated  by it. My obligation to assist the Company in obtaining and enforcing patents,  copyrights and other legal  protections  for such Inventions in any and all countries shall  continue after the  termination  of my  employment,  but, at my written request,  the Company shall compensate me at a reasonable rate after my termination for time (other than the time required to execute documents  for use in applying for and obtaining  patents,  copyrights and other  forms of legal  protection)  that I spend at the  Company's request on such  assistance.  If the  Company is unable  because of my mental or  physical  incapacity  or for any other  reason to secure my signature  to apply for or to pursue  any  application  of any  United
          States  or  foreign  patents  or  copyright   registrations   covering
          Inventions or original  works of  authorship  assigned to the Company, then I hereby  irrevocably  designate  and appoint the Company and its duly authorized  officers and agents as my agent and attorney in fact, to act for and in my  behalf  and stead to  execute  and file any such applications and to do all other lawfully permitted acts in the United
          States or any other country to further the prosecution and issuance of letters patent or copyright  registrations thereon with the same legal force and effect as if executed by me.

          (c) I understand  that  paragraph 9(a) does not apply to Inventions or
          Works for  which no  equipment,  supplies,  facility  or trade  secret information of the Company was used,  that were developed  entirely on my own time and without using any of the Company's equipment, supplies or facilities or any property contained on premises owned,  leased, or contracted  for by the  Company  and  that do not  relate  to any work performed  by me for the Company or  otherwise  to the business of the
          Company,  including,  but  not  limited  to drug  discovery,  research
          development  and   commercialization   and  other  pharmaceutical  and
          biomedical  research   generally,   or  to  the  Company's  actual  or
          demonstrably anticipated business, research or development activities.

          (d)  I  further  agree  that,  if  I  claim  to  have   conceived  any
          Invention(s) within a six (6) month period following termination of my employment by the Company, the burden of proving conception after such termination shall be on me, and not on the Company.

     10.  As a matter of record I have  identified on Exhibit A attached to this
          Agreement all inventions or  improvements  relevant to the business of the Company or its actual or  demonstrably  anticipated  research  and development  that were made or conceived or first  reduced to practice by me alone or  jointly  with  others  prior to my  employment  by the
          Company,  for which patent  applications have not yet been filed as of the Execution Date. The inventions and  improvements I have designated on Exhibit A shall be removed from the operation of this Agreement.  I represent  and  warrant  that such list is  complete.  If there are no inventions or improvements designated to be removed from the operation of the  Agreement on Exhibit A, I represent and warrant that there are no such  inventions  and  improvements  at the  time of  signing  this
          Agreement.  In consideration of my becoming employed by the Company, I hereby  assign to the  Company any rights I may have or acquire in any inventions  or  improvements  not so  designated in Exhibit A that are relevant to the business of the Company,  including but not limited to drug  discovery  and  other  pharmaceutical  and  biomedical  research generally  or any  other of its  actual  or  demonstrably  anticipated business  research  and  development  activities,  that  were  made or conceived  or first  reduced to practice  by me alone or jointly  with others prior to my employment by the Company.

     11.  I  understand  that the Company has  received,  and in the future will receive,  confidential or proprietary  information  from third parties
          ("Third Party Information").  I further understand that the Company is under a duty to maintain the  confidentiality  of such information and to use it only for  certain  limited  purposes.  During the term of my employment and thereafter,  I will hold Third Party Information in the strictest  confidence  and  will  not  disclose  or  use  Third  Party
          Information  except as permitted by the agreement  between the Company and such third party,  unless  expressly  authorized in writing to act otherwise by an officer of the Company.

     12.  I represent that the performance of my duties under this Agreement and as an  employee  of the  Company  does  not and will  not  breach  any agreement to keep in confidence Proprietary Information acquired by me in confidence  or in trust prior to my  employment  by the Company.  I have  not  entered  into,  and I  agree I will  not  enter  into,  any agreement,  either written or oral, in conflict with this Agreement. I represent  that I  have  provided  the  Company  with  a  copy  of any restrictive  covenants,  covenants  not  to  compete,  confidentiality
          agreements,   non-disclosure   agreements,   assignment  of  invention
          agreements  or any other  contractual  obligations  between me and any other entity engaged in pharmaceutical or biomedical research.

     13.  (a) I understand  that, as part of the  consideration  of the offer of employment extended to me by the Company,  of my employment,  or of my continued  employment by the Company,  I will not bring with me to the
          Company  or use  in  the  performance  of my  responsibilities  at the
          Company any  materials or documents of a former  employer that are not generally  available to the public,  unless I obtain and submit to the
          Company  written  authorization  from  the  former  employer  for  the possession and use of such materials in the course of my employment by the Company, and the Company agrees to such bringing and use. The only materials  or documents of a former  employer  that are not  generally available  to the public that I will bring to the Company or use in my employment are identified on Exhibit A attached to this  Agreement.  I represent that,  prior to the effective date of my employment with the
          Company,  I  have  obtained  and  submitted  to  the  Company  written authorization  for the  possession  and use of each of such items,  if any, listed on Exhibit A.

          (b) I also  understand  that, in my employment with the Company and in
          the  performance  of  my  duties  under  this   Agreement,   including
          paragraphs  8, 10 and  13(a),  I am not to breach  any  obligation  of confidentiality  that  I have  to  former  employers  or  other  third parties. I agree that I shall continue to fulfill all such obligations during my employment with the Company.

     14.  This  Agreement  shall be  effective  as of the  Effective  Date as so designated above,  unless my first day of my employment by the Company precedes such date, in which case my first date of employment shall be considered the Effective Date.

     15.  This Agreement shall be binding upon me, my heirs, executors, assigns, and administrators, and shall inure to the benefit of the Company, its successors, and assigns.

     16.  I agree  that in the  event of a breach  or  threatened  breach of the provisions of this Agreement,  monetary damages would be inadequate to compensate  the Company  and,  in  addition  to any other  remedies or rights  it may  have,  the  Company  shall be  entitled  to  obtain an injunction  or other  equitable  relief to  enforce  the terms of this
          Employee  Agreement and shall be entitled to recover from me all costs
          (including  reasonable  attorneys'  fees)  incurred  by the Company in establishing  that  breach  and  in  otherwise  enforcing  any  of the covenants or  provisions  of this  Agreement.  I further agree that no bond or other security shall be required in obtaining such  injunction or  other  equitable  relief  and  consent  to the  issuance  of  such injunction or other  equitable  relief and to the ordering of specific performance.

     17.  This  Agreement  will  be  governed  by  the  laws  of  the  State  of
          Connecticut,  where not  superceded  by federal  law,  and the parties expressly  consent to the exclusive and personal  jurisdiction  of the state and federal courts  located in the State of Connecticut  for any claims  relating  to  this  Agreement  or  otherwise  arising  from my employment  with the Company.  If any  provision in this  Agreement is determined  to be in  violation  of any  law,  rule or  regulation  or otherwise  unenforceable,  and cannot be modified  to be  enforceable, such  determination  shall  not  affect  the  validity  of  any  other provision of this Agreement, but such other provisions shall remain in full force and effect.  Each provision,  paragraph and subparagraph of this Agreement is severable from every other provision,  paragraph and subparagraph and constitutes a separate and distinct covenant.  If the scope or  enforceability  of this  Agreement is in any way disputed at any time, a court shall modify and enforce the Agreement to the extent it believes to be reasonable under the circumstances.

     18.  Except as may be  expressly  provided  in a  separate  signed  written agreement  between the Company and me, my  employment is "at will" and the  Company  or I may  terminate  my  employment  at any time with or without  cause.  There  are no  representations  or  promises  that my employment  will continue for a set period of time,  nor are there any representations or promises that my employment will be terminated only under particular  circumstances.  I understand that the nature of this relationship  may only be  changed  by an  express  written  agreement signed by a duly authorized officer of the Company and me.

     19.  This  Agreement  constitutes  the entire  agreement and  understanding between the Company and me concerning  the subject  matters  contained herein and,  from the  Effective  Date,  supersedes  any and all prior understandings  and agreements  between the parties  concerning  these subject  matters;  provided,  that any such prior  agreement(s)  shall concurrently  continue  in full force and effect  with  respect to any
          Proprietary  Information or other confidential  information  disclosed prior to the  Effective  Date.  This  Agreement  may not be  modified, terminated, waived altered or amended except in a writing signed by me and a duly  authorized  officer  of the  Company.  This  Agreement  is intended  to  supplement  and not  replace  or reduce  any  rights the
          Company may have under the  Connecticut  Uniform  Trade Secrets Act or other applicable intellectual property laws.

Dated:  __________________________              By:   __________________________

WITNESSED, ACCEPTED AND AGREED TO:

NEUROGEN CORPORATION

By:  ___________________________

Title:  _________________________

EXHIBIT A

Neurogen Corporation
35 Northeast Industrial Road
Branford, Connecticut 06405

     1. The  following  is a complete  list of all  Inventions  relevant  to the subject matter of the Proprietary Information and Inventions Agreement regarding my employment by Neurogen  (the  "Company")  that have been made or conceived or first  reduced  to  practice  by me alone or  jointly  with  others  prior to my employment by the Company, for which patent applications have not yet been filed as of the Execution Date. I desire to remove these  inventions and  improvements listed, if any, from the operation of the Company's Proprietary  Information and
Inventions Agreement.

_______  No inventions or improvements.

_______  See below:

         -----------------------------------------------------------------------

         -----------------------------------------------------------------------

         -----------------------------------------------------------------------

         -----------------------------------------------------------------------

______   Additional sheets attached.

Dated:_______________________       By:_________________________________________

     2. I  propose  to  bring  to my  employment  the  following  materials  and documents of a former  employer that are not generally  available to the public, which materials and documents may be used in employment.

______   No materials and documents.

______   See below:

         -----------------------------------------------------------------------

         -----------------------------------------------------------------------

         -----------------------------------------------------------------------

         -----------------------------------------------------------------------

______   Additional sheets attached.

     My signature  below  confirms that my continued use and possession of these materials and documents, if any, are authorized by my former employer.

Dated  :_____________________       By:  _______________________________________