Form 10-K/A
period 2001-12-31
NEUROGEN CORP
filed 2002-10-31
CIK 849043

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A2

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-18311

NEUROGEN CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-2845714 (I.R.S. Employer Identification No.)

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
YES	X	NO	_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $70,353,696 as of March 1, 2002, based upon the closing price of the Common Stock as reported on The Nasdaq National Market on such date. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any person as to the status of such person.

As of March 1, 2002, the registrant had 17,733,476 shares of Common Stock outstanding.

Neurogen is filing this Form 10K/A to amend Item 14 to include a revised version of Exhibit 10.35. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, Neurogen is including the complete text of Item 14 in this 10K/A.

Part IV

Item 14.
(a) (3)

Exhibit Number	Description

3.1 -	Restated Certificate of Incorporation, filed June 17, 1994 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-81268 on form S-8).
3.2 -	By-Laws, as amended (incorporated by reference to Exhibit 3.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.1 -	Neurogen Corporation Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended December 31, 1991).
10.2 -	Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended December 31, 1992).
10.3 -	Neurogen Corporation 1993 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.4 -	Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.5 -	Neurogen Corporation 1993 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.6 -	Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.7 -	Employment Contract between the Company and Harry H. Penner, Jr., dated as of October 12, 1993 (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.8 -	Employment Contract between the Company and John F. Tallman, dated as of December 1, 1993 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarterly period ended September 30, 1994).
10.9 -	Form of Proprietary Information and Inventions Agreement(incorporated by reference to Exhibit 10.31 to Registration Statement No. 33-29709 on Form S-1).
10.10 -	Collaborative Research Agreement and License and Royalty Agreement between the Company and Pfizer Inc, dated as of January 1, 1992 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K for the fiscal year ended December 31, 1991).
10.11 -	Letter Agreement between the Company and Barry M. Bloom, dated January 12, 1994 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.12 -	Letter Agreement between the Company and Robert H. Roth, dated April 14, 1994 (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended December 31, 1994).
10.13 -	Collaborative Research Agreement and License and Royalty Agreement between the Company and Pfizer Inc, dated as of July 1, 1994 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference of Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1994).
10.14 -	Stock Purchase Agreement between the Company and Pfizer dated as of July 1, 1994 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1994).
10.15 -	Collaboration and License Agreement and Screening Agreement between the Company and Schering-Plough Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 28, 1995).
10.16 -	Lease Agreement between the Company and Commercial Building Associates dated as of August 30, 1995 (incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarterly period ended September 30, 1995).
10.17 -	Collaborative Research Agreement between the Company and Pfizer dated as of November 1, 1995 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated November 1, 1995).
10.18 -	Development and Commercialization Agreement between the Company and Pfizer dated as of November 1, 1995 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated November 1, 1995).
10.19 -	Stock Purchase Agreement between the Company and Pfizer dated as of November 1, 1995 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated November 1, 1995).
10.20 -	Stock Purchase Agreement dated as of November 25, 1996 between American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division, and Neurogen Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 31, 1997).
10.21 -	Technology agreement between the Company and Pfizer Inc, dated as of June 15, 1999 (CONFIDENTIAL TREATMENT REQUEST) (Incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarterly period ended June 30, 1999).
10.22 -	Employment Contract between the Company and Alan J. Hutchison, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1999).
10.23 -	Employment Contract between the Company and Stephen R. Davis, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1999).
10.24 -	Employment Contract between the Company and Kenneth R. Shaw, dated as of December 1, 1999 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended December 31, 1999).
10.25 -	Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).
10.26 -	Form of the Non-Qualified Stock Option Agreement currently used in connection with the grant of options under the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended June 30,2000).
10.27 -	Registration Rights Agreement dated as of June 26, 2000 between the Company and the Purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).
10.28 -	Severance Agreement between the Company and John F. Tallman, dated as of January 15, 2001 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-Q for the quarterly period ended March 31, 2001).
10.29 -	Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended and restated effective September 4, 2001 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.30 -	Form of Incentive Stock Option Agreement currently used in connection with the grant of options under the Amended and Restated Neurogen Corporation 2001 Stoc k Option Plan (incorporated by reference to Exhibit 10.30 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.31 -	Form of the Non-Qualified Stock Option Agreement currently used in connection with the grant of options under the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.32 -	Form of Neurogen Special Committee Stock Option Plan (incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.33 -	Employment Agreement between the Company and William H. Koster, dated as of September 4, 2001 (incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.34 -	Severance Agreement between the Company and Harry H. Penner, Jr., dated as of September 7, 2001 (incorporated by reference to Exhibit 10.34 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.35 -	Collaboration and License Agreement dated as of December 11, 2001 between the Company and Aventis Pharmaceuticals Inc. (CONFIDENTIAL TREATMENT REQUESTED Incorporated by reference to Form 10-K for the period Ended December 31, 2001).
10.36 -	Modification Agreement dated as of December 1, 2000 between Neurogen Properties LLC and Connecticut Innovations, Incorporated.
10.37 -	Construction Loan Agreement dated as of October 22, 1999 between Neurogen Properties LLC and Connecticut Innovations, Incorporated.
10.38 -	Commercial Term Note dated as of December 21, 2001 held by the Company and payable to Webster Bank.
10.39 -	Commercial Loan Agreement dated as of December 21, 2001 between Webster Bank and the Company.
21.1 -	Subsidiary of the registrant(incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999).
23.1 -	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1 -	Powers of Attorney of Frank C. Carlucci, Robert H. Roth, John Simon, John F. Tallman, Robert N. Butler, Jeffrey J. Collinson , Suzanne H. Woolsey, Mark Novitch, Barry M. Bloom, Julian C. Baker, Felix J. Baker and Craig Saxton.
(b)	Reports on Form 8-K
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

NEUROGEN CORPORATION

/S/ WILLIAM H. KOSTER
By:______________________________
William H. Koster
President and Chief Executive Officer

October 31, 2002

Exhibit 10.35
EXECUTION COPY

COLLABORATION AND LICENSE AGREEMENT

DATED DECEMBER 11, 2001

BETWEEN

AVENTIS PHARMACEUTICALS INC.

AND

NEUROGEN CORPORATION

ARTICLE 1 DEFINITIONS 1
ARTICLE 2 LICENSES AND EXCLUSIVITY 14
2.1 Development and Commercialization License Grant to Aventis 14
2.2 Reciprocal Research License 14
2.3 Exclusivity 15
2.4 Lock-Up Period 17
2.5 Use of Compounds Outside the Research Program and Product Development Plan 18
2.6 Back-Up Reserve 18
ARTICLE 3 JOINT COMMITTEES 19
3.1 Research Committee 19
3.2 Product Development Committee 20
ARTICLE 4 RESEARCH PROGRAM AND RESEARCH FUNDING 21
4.1 Research Program 21
4.2 Term of the Research Program 22
4.3 Creation and Update of the Research Plan 22
4.4 Conduct of the Research Program 23
4.5 Funding of the Research Program 24
4.6 Invention Assignment Agreements 26
4.7 Reporting and Disclosure 26
4.8 Materials and Compounds 26
ARTICLE 5 DEVELOPMENT, MANUFACTURING AND COMMERCIALIZATION 27
5.1 Aventis Development Responsibilities; Aventis Funding of External Costs 27
5.2 Neurogen Development Responsibilities 27
5.3 Aventis Diligence Requirement 27
5.4 Payments and Progress Reports 29
5.5 Manufacturing 30
5.6 Regulatory Matters 30
ARTICLE 6 NON-Exclusive CONSEQUENCE OF CONFIDENTIALITY AND NON-USE VIOLATION 31
6.1 Certain Remedies 31
ARTICLE 7 INITIAL PAYMENT AND MILESTONE PAYMENTS 32
7.1 Initial Payment 32
7.2 Milestone Payments 32
ARTICLE 8 ROYALTIES 33
8.1 Royalty Rates; Terms; Reduction 33
8.2 Reports and Payments 36
8.3 Taxes and Withholding 36
8.4 Currency Exchange 36
8.5 Maintenance of Records; Audit 37
ARTICLE 9 REPRESENTATIONS, WARRANTIES AND COVENANTS 38
9.1 Mutual Representations and Warranties 38
9.2 Additional Neurogen Representations, Warranties and Covenants 39
9.3 Non-Solicitation 40
ARTICLE 10 CONFIDENTIALITY, PUBLICATION AND PUBLIC ANNOUNCEMENTS 40
10.1 Confidentiality 40
10.2 Authorized Disclosure 41
10.3 SEC Filings 41
10.4 Publications 41
10.5 Public Announcements 41
ARTICLE 11 INDEMNIFICATION 42
11.1 Aventis 42
11.2 Neurogen 42
11.3 Insurance Proceeds 43
11.4 Insurance 43
ARTICLE 12 TERM AND TERMINATION 44
12.1 Term 44
12.2 Voluntary Termination by Aventis 44
12.3 Material Breach 44
12.4 Consequences of Termination or Material Breach 44
12.5 Change of Control 49
12.6 Bankruptcy 50
12.7 Certain Termination at the end of the Research Program 50
12.8 Liabilities 51
ARTICLE 13 INTELLECTUAL PROPERTY 51
13.1 Ownership of Technology and Patent Rights 51
13.2 Patent Prosecution and Maintenance 52
13.3 Enforcement of Patent Rights 54
13.4 Infringement Defense 55
13.5 Cooperation Between the Parties 55
13.6 Marks for Collaboration Products 55
13.7 Listing of CRF1 Receptor Modulatory Compounds 56
ARTICLE 14 MISCELLANEOUS 56
14.1 Disputes 56
14.2 Assignment 57
14.3 Further Actions 57
14.4 Force Majeure 57
14.5 Notices 57
14.6 Amendment 58
14.7 Waiver 58
14.8 Counterparts 58
14.9 Descriptive Headings 59
14.10 Governing Law 59
14.11 Severability 59
14.12 Entire Agreement of the Parties 59
14.13 Independent Contractors 59
14.14 No Trademark Rights 59
14.15 Accrued Rights; Surviving Obligations 59
14.16 Compliance with Export Regulations 59
14.17 No Third Party Beneficiaries 60
14.18 No Strict Construction 60

Schedules

Schedule 1.1(a) Procedure for Neurogen’s Standard Screening Assay
Schedule 1.1(c) Examples of Determination of Active Compound
Schedule 1.8 Aventis Project Progression Manual
Schedule 1.29 Examples of Determination of CRF1 Receptor Modulatory Compound
Schedule 1.31 EDC Program Candidates
Schedule 1.56 Neurogen CRF Receptor Technology
Schedule 1.58 Neurogen Initial Report
Schedule 3.2 Product Development Plan
Schedule 4.3 Research Plan
Schedule 7 Examples of Determination of Milestone Payments
Schedule 9.2(b) Neurogen Patent Rights

COLLABORATION AND LICENSE AGREEMENT

THIS COLLABORATION AND LICENSE AGREEMENT (the “Agreement”), dated as of December 11, 2001, is made by and between Aventis Pharmaceuticals Inc., a corporation organized and existing under the laws of the State of Delaware and having its principal office at Route 202-206, P. O. Box 6800, Bridgewater, New Jersey 08807 (“Aventis”), and Neurogen Corporation, a corporation organized and existing under the laws of the State of Delaware and having its principal office at 35 Northeast Industrial Road, Branford, Connecticut 06405 (“Neurogen”).

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

1.1 “Active Compound” shall mean an Aventis Compound, a Neurogen Compound, or a Joint Compound that is not an Unavailable Compound and {_______________}

(a) The phrase “Activity at a CRF1 Receptor” shall mean {_____________________}.

(b) The phrase “CRF1 Receptor specific” shall mean not having demonstrated activity or affinity at any receptor, ion channel or other drug target other than the CRF1 Receptor with a value of less than {_____________________________________}.

(c) For clarity, Schedule 1.1(c) contains examples which illustrate the application of the Active Compound criteria.

1.2 “Affiliate” shall mean a Person that, directly or indirectly, through one or more intermediates, controls, is controlled by, or is under common control with the Person specified. For the purposes of this definition, control shall mean the direct or indirect ownership of (i) in the case of corporate entities, securities authorized to cast more than fifty percent (50%) of the votes in any election for directors, or (ii) in the case of non-corporate entities, more than fifty percent (50%) ownership interest with the power to direct the management and policies of such non-corporate entity. Notwithstanding the foregoing, the term “Affiliate” shall not include subsidiaries in which a Person or its Affiliates owns a majority of the ordinary voting power to elect a majority of the board of directors, but is restricted from electing such majority by contract or otherwise, until such time as such restriction is no longer in effect.

1.3 “Aventis Compound” shall mean any Compound that (i) is within Aventis’ Proprietary Chemical Library and (ii) is screened for activity against a CRF1 Receptor for purposes of the Research Program.

1.4 “Aventis Confidential Information” shall mean Confidential Information owned by Aventis or its Affiliates or otherwise designated as Aventis Confidential Information hereunder but shall not include Joint Confidential Information.

1.5 “Aventis Contributed Technology” shall mean the Aventis CRF1 Compound Technology and Aventis CRF1 Receptor Technology, each as defined below. Notwithstanding any other provision of this Agreement, it is understood and agreed to by the Parties that the Aventis Contributed Technology does not include any of Aventis’ proprietary screening, pharmaceutical development, regulatory or commercialization Technology that is not specific to CRF1.

(a) “Aventis CRF1 Compound Technology” shall mean all Technology (other than Joint Technology) owned or Controlled by Aventis on the Effective Date or during the Research Program, which (i) is, relates specifically to, claims or describes any Aventis Compound that qualifies as an Active Compound or (ii) that is particular to CRF1 Receptor Antagonist/Agonists and is necessary to research, develop, make, use or sell any Aventis Compound, Neurogen Compound, or Joint Compound that qualifies as an Active Compound.

(b) “Aventis CRF1 Receptor Technology” shall mean all Technology (other than Joint Technology) owned or Controlled by Aventis on the Effective Date or during the term of the Research Program that relates specifically to, claims or describes a CRF1 Receptor or the use thereof, or that is necessary to determine if a Compound has Activity at a CRF1 Receptor.

1.6 “Aventis Indemnified Party” shall mean Aventis and its Affiliates and their respective directors, officers, employees and agents entitled to indemnification from Neurogen in accordance with Section 11.2 below.

1.7 “Aventis Invention” shall have the meaning set forth in Section 13.1 hereof.

1.8 “Aventis Project Progression Manual” shall mean the internal Aventis manual and policy for the progression of research and development projects in use as of the Effective Date and attached hereto as Schedule 1.8 with such changes as Aventis shall make to it as notified to the Research Committee; provided that, if any such change alters any right to receive milestone payments or royalties by either Party under this Agreement, such right shall continue as provided for by the manual in use prior to such change, unless otherwise mutually agreed to by the Par ties.

1.9 “Aventis Personnel” shall mean professional researchers and scientists, and regulatory, clinical, and managerial personnel, who are employees of Aventis (or whose services were contracted for by Aventis) and having at least a Bachelors Degree in science and other academic or professional credentials demonstrating appropriate expertise for the tasks to be performed under the Research Plan or Product Development Plan, as the case may be.

1.10 “Breach Notice” shall mean a written notice of material breach as provided for in Section 12.3 below.

1.11 “Breaching Party” shall have the meaning set forth in Section 12.3 below.

1.12 “Burdened Compound” shall mean a Compound as to which there exists Third Party rights or other limitations on use, manufacture or sale, including, without limitation, such that licensing, royalty or other similar fees or payments must be made to a Third Party in connection with the use, manufacture or sale of such Compound.

1.13 “Business Day” shall mean any day except a Saturday, Sunday, or any other day on which a commercial bank in New York, New York is authorized to close. Any reference in this agreement to “day” whether or not capitalized shall refer to a calendar day, not a Business Day.

1.14 “Change of Control of Neurogen” shall mean (i) the acquisition, directly or indirectly, by a Significant Pharmaceutical Enterprise, of securities entitled to cast fifty percent (50%) or more of the votes in any election of directors of Neurogen, (ii) the sale or other transfer to a Significant Pharmaceutical Enterprise of all or substantially all of Neurogen’s assets to which this Agreement relates or (iii) a business combination transaction with a Significant Pharmaceutical Enterprise, whether by means of merger, consolidation, reverse stock split or otherwise, which results in the voting securities of Neurogen outstanding immediately prior thereto ceasing to represent at least fifty percent (50%) of the combined voting power of the surviving entity immediately after such business combination transaction.

1.15 “Collaboration Product” shall mean any CRF1 Receptor Antagonist/Agonist, the manufacture, import, use, marketing, offer for sale or sale of which, if done by a Third Party (without a license to any CRF1 Patent Rights) would infringe CRF1 Patent Rights.

1.16 “Combination Product” shall mean:

(a) with respect to a Collaboration Product, a Collaboration Product that is combined with one or more active ingredients that are not CRF1 Receptor Antagonist/Agonists covered by the CRF1 Patent Rights; and

(b) with respect to an Ex-Program Product, an Ex-Program Product, for which Aventis has made an election to pay Royalties pursuant to Section 2.3(b)(i)(A), that is combined with one or more active ingredients that are not CRF1 Receptor Antagonist/Agonists obtained by Aventis pursuant to Section 2.3(b)(i).

(c) with respect to a Competing Product, a Competing Product that is combined with one or more active ingredients that are not CRF1 Receptor Antagonist/Agonists.

1.17 “Commercially Reasonable Efforts” shall mean, with respect to a Party, the efforts and resources which would be used (including without limitation the promptness in which such efforts and resources would be applied) by that Party consistent with its normal business practices, which in no event shall be less than the level of efforts and resources standard in the pharmaceutical industry for a pharmaceutical company similar in size to such Party with respect to product or potential product at a similar stage in its development or product life and of similar market potential taking into account mechanism of action, efficacy, safety, the anticipated Regulatory Authority approved labeling, the competitiveness of alternative products {_________}that are in the marketplace or under development, the patent and other proprietary position of the product, the likelihood of Regulatory Approval, the profitability of the product and other relevant factors. For clarity, the efforts required by a Party necessary to constitute Commercially Reasonable Efforts shall {_____________________}.

1.18 “Commercially Reasonable Indications” shall mean, those therapeutic indications designated by the Product Development Committee as being a pharmaceutical indication where reasonable scientific and commercial evidence exist supporting the research, development and commercialization of CRF1 Receptor Antagonist/Agonists for the treatment of such indication.

1.19 “Competing Indication” shall have the meaning set forth in Section 2.3(b)(i).

1.20 “Competing Product” shall have the meaning set forth in Section 2.3(b)(i)(B).

1.21 “Compound” shall mean a chemical compound or substance and prodrugs, enantiomers, salt forms, hydrates, stereo-isomers and racemates thereof.

1.22 “Confidential Information” shall mean all proprietary materials, know-how or other information (whether or not patentable) regarding a Party’s technology, products, business information or objectives, which is designated as confidential in writing by the disclosing Party, whether by letter or by the use of an appropriate stamp or legend, prior to or at the time any such material, know-how or other information is disclosed by the disclosing Party to the other Party. Notwithstanding anything contained in the foregoing to the contrary, materials, know-how or other information which is orally, electronically or visually disclosed by a Party, or is disclosed in writing without an appropriate letter, stamp or legend, shall constitute Confidential Information of a Party (i) if the disclosing Party, within thirty (30) days after such disclosure, delivers to the other Party a written document or documents describing the materials, know-how or other information and referencing the place and date of such oral, visual, electronic or written disclosure and the names of the persons to whom such disclosure was made, or (ii) such information is of the type that is customarily considered to be confidential information by persons engaged in activities that are substantially similar to the activities being engaged in by the Parties. Notwithstanding the foregoing, any technical or financial information of a Party disclosed at a meeting of the Research Committee or the Product Development Committee (or any subcommittee) or disclosed through an audit report shall constitute Confidential Information of that Party unless otherwise specified.

1.23 “Control,” “Controls,” or “Controlled” shall mean with respect to Technology, the possession of the ability to grant licenses or sublicenses without violating the terms of any agreement or other arrangement with, or the rights of, any other Person.

1.24 “CRF” shall mean corticotropin releasing factor.

1.25 “CRF Family Member” shall mean CRF, urocortin I, urocortin II, sauvagine, or urotensin or any fragments thereof that bind to a CRF1 Receptor.

1.26 “CRF1 Patent Rights” shall mean Patent Rights owned or Controlled by a Party which relate to the composition or use of (i) (a) a CRF1 Receptor Antagonist/Agonist that is within the Neurogen Contributed Technology, the Aventis Contributed Technology or the Joint Technology and (b) assert a priority date no later than twelve (12) months after the expiration of the Research Program, (ii) a CRF1 Receptor Antagonist/Agonist that is required to be recorded by the Party on the list specified in Section 13.7, other than Unavailable Compounds, or (iii) a CRF1 Receptor Antagonist/Agonist that would be an “obvious” (as such term is used in 35 USC §103(a)) variant of a Compound described in preceding clause ii, other than Unavailable Compounds. Notwithstanding the foregoing, in no event shall CRF1 Patent Rights include any rights obtained by Aventis to participate in the development or commercialization of an Ex-Program Product.

1.27 “CRF1 Receptor” shall mean the subtype-1 transmembrane corticotropin releasing factor receptor found in humans and other species of animal that{______________________}.

1.28 “CRF1 Receptor Antagonist/Agonist” shall mean {______________________}.

1.29 “CRF1 Receptor Modulatory Compound” shall mean an Aventis Compound, Neurogen Compound or Joint Compound that has been shown to bind to a CRF1 Receptor with an affinity value of {_______________________}. For clarity, Schedule 1.29 contains examples which illustrate the application of the CRF1 Receptor Modulatory Compound criteria.

1.30 “Disclosing Party” shall mean a Party disclosing Confidential Information as provided in Section 10.1.

1.31 “EDC Program Candidates” shall mean the Neurogen Compounds designated as NDT 9514579, NDT 9514530, NDT 9514519, NDT 9514750 and NDT 9521084, each as more fully described in Schedule 1.31. These EDC Program Candidates shall be deemed Lead Program Compounds for purposes of this Agreement and may be designated as EDC Program Compounds upon qualification as such in accordance with the Aventis Project Progression Manual and selection by the Product Development Committee.

1.32 “EDC Program Compound” shall mean a Lead Program Compound (i) that meets the “EDC” criteria of Aventis as contained in the Aventis Project Progression Manual, and (ii) that is selected as an EDC Program Compound by the Product Development Committee in accordance with Article 3.

1.33 “Effective Date” shall mean the date first above written.

1.34 “Enforcing Party” shall mean a Party enforcing Patent Rights in accordance with Section 13.3(c).

1.35 “European Union” shall mean, from time to time, those countries that are members of the European Union.

1.36 “Ex-Program Product” shall have the meaning set forth in Section 2.3(b)(i).

1.37 “FDA” shall mean the United States Food and Drug Administration, or any successor agency thereof.

1.38 “First Commercial Sale” shall mean, with respect to any product approved by a Regulatory Authority for commercial sale as a drug, the first sale by the applicable Party or its Affiliates or sublicensees of such product to a Third Party.

1.39 “Force Majeure” shall mean any occurrence beyond the reasonable control of a Party that prevents or substantially interferes with the performance by the Party of any of its obligations hereunder, if such occurs by reason of any act of God, flood, fire, explosion, earthquake, strike, lockout, labor dispute, casualty or accident; or war, revolution, civil commotion, acts of public enemies, blockage or embargo; or any injunction, law, order, proclamation, regulation, ordinance, demand or requirement of any government (to the extent such government has ruling authority over such Party) or of any subdivision, authority or representative of any such government; or breakdown of plant, inability to procure or use materials, labor, equipment, transportation, or energy sufficient to meet manufacturing needs without the necessity of allocation; or any other cause whatsoever, whether similar or dissimilar to those above enumerated, beyond the reasonable control of such Party, if and only if the Party affected shall have used reasonable efforts to avoid such occurrence and to remedy it promptly if it shall have occurred.

1.40 “FTE” shall mean a full time equivalent person year (consisting of a total of 1,760 hours per calendar year, or 440 hours per calendar quarter) of scientific, technical or managerial work on or directly related to the Research Program or the clinical development of Collaboration Products.

1.41 “Hit Program Compound” shall mean any Compound that is designated as a Hit Program Compound by the Research Committee pursuant to Section 4.1(b) below, which designation has not been cancelled pursuant to Section 4.1(c).

1.42 “IAC” shall mean the Independent Arbitration Council described in Section 5.3(c).

1.43 “IND” shall mean an Investigational New Drug Application, as defined in the U.S. Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, or the equivalent thereto as specified in any succeeding legislation, or its foreign equivalent for initiating clinical trials in the United States or any foreign country.

1.44 “Joint Compounds” shall mean Compounds invented and synthesized in the conduct of the Research Program, provided however that Joint Compounds shall not include any (i) Compounds which were, prior to such invention and synthesis, contained in a Party’s Proprietary Chemical Library or (ii) Compounds invented or synthesized in the screening and optimization chemistry activities contemplated by Section 4.1(a)(ii) and (iii).

1.45 “Joint Confidential Information” shall mean Confidential Information owned jointly by Aventis and Neurogen or otherwise designated as Joint Confidential Information hereunder.

1.46 “Joint Inventions” shall have the meaning set forth in Section 13.1.

1.47 “Joint Technology” shall mean Technology that is particular to the use of a CRF1 Receptor, or is necessary to research, develop, make, use, or sell a Collaboration Product, which Technology (i) is invented during the term of the Research Program in the course of carrying out the Research Program, or (ii) is invented jointly by the Parties during the term of the Product Development Program in the course of carrying out the Product Development Program.

1.48 “Lead Program Compound” shall mean a Hit Program Compound that meets the “Lead Selection” criteria of Aventis as contained in the Aventis Project Progression Manual.

1.49 “Mark” shall have the meaning set forth in Section 13.6.

1.50 “Materials” shall mean proprietary clones, cell lines, assays, reagents and materials derived therefrom useful in the conduct of the Research Program. For clarity, Materials shall not include Compounds.

1.51 “Milestone Payments” shall mean the payments to be made by Aventis to Neurogen upon occurrence of certain events as set forth in Article 7.

1.52 “NDA” shall mean a New Drug Application pursuant to 21 U.S.C. Section 505(b)(1) submitted to the FDA or any successor application or procedure or any foreign counterpart of a U.S. New Drug Application for approval to market, including, where applicable, applications for pricing and reimbursement approval.

1.53 “Net Sales” shall mean:

(a) with respect to Aventis, the gross amounts invoiced by any of Aventis or its Affiliates or sublicensees on account of sales of a Collaboration Product or Ex-Program Product, as applicable, to Third Parties (including without limitation Third Party distributors and wholesalers), less the total of:

(i) Trade, cash and/or quantity discounts actually allowed which are not already reflected in the amount invoiced;

(ii) Excise, sales and other consumption taxes (including VAT on the sale of Collaboration Products or Ex-Program Products, as applicable) and custom duties to the extent included in the invoice price and to the extent such taxes are remitted to the applicable taxing authority;

(iii) Freight, insurance and other transportation charges to the extent included in the invoice price and separately identified on the invoice or other documentation maintained in the ordinary course of business;

(iv) Amounts repaid or credited by reason of returns, rejections, defects or recalls or because of chargebacks, retroactive price reductions, refunds or billing errors; and

(v) Compulsory payments and rebates directly related to the sale of Collaboration Products or Ex-Program Products, as applicable, accrued, paid or deducted in a manner consistent with generally accepted accounting principles, pursuant to agreements (including, but not limited to, managed care agreements) or governmental regulations.

Use of Collaboration Products and Ex-Program Products for promotional or sampling purposes and for use in clinical trials contemplated under this Agreement shall not be considered in determining Net Sales. In the case of any sale of a Collaboration Product or Ex-Program Product between or among Aventis and its Affiliates or sublicensees for resale, Net Sales shall be calculated as above only on the first arm’s length sale thereafter to a Third Party.

In the event a Collaboration Product or Ex-Program Product, as applicable, is sold as part of a Combination Product, the Net Sales from the Combination Product, for the purposes of determining royalty payments, shall be determined by multiplying the Net Sales of the Combination Product (as defined in the standard Net Sales definition), during the applicable royalty reporting period, by the fraction, A/A+B, where A is the average per unit sale price of active ingredient contained in the Collaboration Product or Ex-Program Product, as applicable, when sold separately in finished form in the country in which the Combination Product is sold and B is the average per unit sale price of active ingredient contained in the other product(s) included in the Combination Product when sold separately in finished form in the country in which the Combination Product is sold, in each case during the applicable royalty reporting period or, if sales of the Collaboration Product or Ex-Program Product, as applicable, alone did not occur in such period, then in the most recent royalty reporting period in which arms length fair market sales of such Collaboration Product or Ex-Program Product, as applicable, occurred. In the event that such average sale price cannot be determined for both the Collaboration Product or Ex-Program Product, as applicable, on the one hand, and all other product(s) included in the Combination Product, on the other, Net Sales for the purposes of determining royalty payments shall be mutually agreed upon by the Parties based on the relative value contributed by each component, such agreement not to be unreasonably withheld

(b) With respect to Neurogen, the gross amounts invoiced by any of Neurogen or its Affiliates or sublicensees on account of sales of a Competing Product to Third Parties (including without limitation Third Party distributors and wholesalers), less the total of:

(i) Trade, cash and/or quantity discounts actually allowed which are not already reflected in the amount invoiced;

(ii) Excise, sales and other consumption taxes (including VAT on the sale of Competing Products) and custom duties to the extent included in the invoice price and to the extent such taxes are remitted to the applicable taxing authority;

(iii) Freight, insurance and other transportation charges to the extent included in the invoice price and separately identified on the invoice or other documentation maintained in the ordinary course of business;

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

Use of Competing Products for promotional or sampling purposes and for use in clinical trials contemplated under this Agreement shall not be considered in determining Net Sales. In the case of any sale of a Competing Product between or among Neurogen and its Affiliates or sublicensees for resale, Net Sales shall be calculated as above only on the first arm’s length sale thereafter to a Third Party.

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

1.54 “Neurogen Compound” shall mean any Compound that (i) is within Neurogen’s Proprietary Chemical Library and (ii) is described in the Neurogen Initial Report or screened for activity against a CRF1 Receptor for purposes of the Research Program.

1.55 “Neurogen Confidential Information” shall mean Confidential Information owned by Neurogen or its Affiliates or otherwise designated as Neurogen Confidential Information hereunder but shall not include Joint Confidential Information.

1.56 “Neurogen Contributed Technology” shall mean the Neurogen CRF1 Compound Technology and Neurogen CRF1 Receptor Technology, each as defined below. Notwithstanding any other provision of this Agreement, it is understood and agreed by the Parties that the Neurogen Contributed Technology does not include any of Neurogen’s proprietary screening or pharmaceutical development Technology that is not specific to CRF1. For example, Neurogen Contributed Technology does not include Neurogen’s AIDDTM Technology.

(a) “Neurogen CRF1 Compound Technology” shall mean all Technology (other than Joint Technology) owned or Controlled by Neurogen on the Effective Date or during the Research Program, which (i) are the EDC Program Candidates, (ii) is, relates specifically to, claims or describes any Neurogen Compound that qualifies as an Active Compound or (iii) that is particular to CRF1 Receptor Antagonist/Agonists and is necessary to research, develop, make, use or sell any Neurogen Compound, Aventis Compound, or Joint Compound that qualifies as an Active Compound. Neurogen CRF1 Compound Technology will specifically include, without limitation, information regarding CRF1 Receptor-related pharmacophores and the Patent Rights set forth on Schedule 1.56 hereto, which schedule may be amended, updated or replaced by the Non-Referable decision of the Research Committee.

(b) “Neurogen CRF1 Receptor Technology” shall mean all Technology (other than Joint Technology) owned or Controlled by Neurogen on the Effective Date or during the Research Program that relates specifically to, claims or describes a CRF1 Receptor or the use thereof, or that is reasonably necessary to determine if a Compound has Activity at a CRF1 Receptor, including without limitation, Neurogen’s standard screening assay, the procedure for which is set forth in Schedule 1.1(a).

1.57 “Neurogen Indemnified Party” shall mean Neurogen and its Affiliates and their respective directors, officers, employees and agents entitled to indemnification from Aventis in accordance with Section 11.1 below.

1.58 “Neurogen Initial Report” shall mean a report delivered by Neurogen prior to the Effective Date containing (i) the number, structure and screening results (including structure activity relationship data) of all Compounds screened by Neurogen through the date of such report which have Activity at a CRF1 Receptor and are not Unavailable Compounds and, to the extent any such Compound is known to be a Burdened Compound, the nature of the circumstances resulting in such status; (ii) the number of Compounds which would have been required to have been listed pursuant to item (i) above but for the fact that such Compounds are Unavailable Compounds and the nature of the circumstances resulting in such status; and (iii) the structure of all Compounds screened by Neurogen in Neurogen’s standard screening assay (the procedure for which is set forth in Schedule 1.1(a)) through the date of such report which have been shown not to have Activity at a CRF1 Receptor and that fall within the generic scope of a claim (within Neurogen’s Patent Rights) that includes within its scope any EDC Program Candidate, which report shall be attached to this Agreement as Schedule 1.58.

1.59 “Neurogen Invention” shall have the meaning set forth in Section 13.1 hereof.

1.60 “Neurogen Researchers” shall mean professional researchers and scientists who are employees of Neurogen and having at least a Bachelors Degree in science and other academic or professional credentials demonstrating appropriate expertise for the task to be performed under the Research Plan or the Product Development Plan, as the case may be.

1.61 “Non-Breaching Party” shall mean a Party sending a Breach Notice in accordance with Section 12.3 below.

1.62 “Non-Enforcing Party” shall mean, where one Party is enforcing Patent Rights against a Third Party, the other Party.

1.63 “Non-Referable” shall have the meaning set forth in Section 3.1(c) hereof.

1.64 “Party” shall mean Aventis or Neurogen, as the case may be, and “Parties” shall mean Aventis and Neurogen.

1.65 “Patent Rights” shall mean the rights and interests in and to all issued patents and pending patent applications in any country, including without limitation, all provisional applications, substitutions, continuations, continuations-in-part, divisions, and renewals, all letters patent granted thereon, and all patents-of-addition, reissues, reexaminations and extensions or restorations by existing or future extension or restoration mechanisms.

1.66 “Person” shall mean any individual, firm, corporation, partnership, limited liability company, trust, unincorporated organization or other entity or a government agency or political subdivision thereto, and shall include any successor (by merger or otherwise) of such Person.

1.67 “Phase I Study” shall mean a clinical study in human subjects to generally evaluate the pharmacokinetic and safety properties of a drug candidate. One or more of the following properties may be evaluated: maximum tolerated dose; dosing interval; exposure; and absorption, distribution, metabolism and excretion (ADME).

1.68 “Phase IIA Study” shall mean a clinical study in a target patient population to evaluate preliminary efficacy and/or further safety of a drug candidate. One or more of the following properties may be evaluated: exploration, dose response, duration of effect and kinetic/dynamic relationship.

1.69 “Phase IIB Study” shall mean a controlled dose ranging clinical trial to evaluate further the efficacy and safety of a candidate drug in the targeted patient population and to attempt to define an appropriate dosing regimen.

1.70 “Phase III Study” shall mean a controlled clinical trial to confirm with statistical significance the efficacy and safety of the drug in larger, targeted patient populations, performed to obtain Regulatory Approval of an NDA, or to enhance the profile of a product for a non-approved indication and not required or pivotal for Regulatory Approval of an NDA.

1.71 “Product Development Committee” shall have the meaning set forth in Section 3.2.

1.72 “Product Development Plan” shall have the meaning set forth in Section 3.2.

1.73 “Proprietary Chemical Library” shall mean those Compounds that a Party owns or Controls as of the Effective Date, or that come into the Party’s ownership or Control (other than by licenses granted in this Agreement) during the term of the Research Program (other than those Joint Compounds that were not within a Party’s ownership or Control prior to the invention or synthesis of such Joint Compound in the Research Program).

1.74 “Provider Lock-Up Period.” shall have the meaning set forth in Section 2.4(c)(ii).

1.75 “Providing Party” shall have the meaning set forth in Section 2.4(a).

1.76 “Receiver Lock-Up Period” shall have the meaning set forth in Section 2.4(c)(i).

1.77 “Receiving Party” shall have the meaning set forth in Section 2.4(a).

1.78 “Recipient” shall have the meaning set forth in Section 10.1.

1.79 “Regulatory Approval” shall mean the technical, medical and scientific licenses, registrations, authorizations and approvals (including, without limitation, approvals of NDAs, supplements and amendments, pre- and post- approvals, pricing and third party reimbursement approvals, and labeling approvals) of any national, supra-national, regional, state or local regulatory agency, department, bureau, commission, council or other governmental entity, necessary for the development (including the conduct of clinical trials), manufacture, distribution, marketing, promotion, offer for sale, use, import, export or sale of Collaboration Product(s) in a regulatory jurisdiction.

1.80 “Regulatory Authority” shall mean any national (e.g., the FDA), supra-national (e.g., the European Commission or the European Agency for the Evaluation of Medicinal Products), regional, state or local regulatory agency, department, bureau, commission, council or other governmental entity in each country of the territory involved in the granting of Regulatory Approval.

1.81 “Research Committee” shall have the meaning set forth in Section 3.1.

1.82 “Research Plan” shall have the meaning set forth in Section 4.3.

1.83 “Research Program” shall mean the collaborative research program conducted in accordance with the provisions of Article 4 below during the Initial Term and any extension thereof.

1.84 “Retained Indications” shall have the meaning set forth in Section 2.3(b)(i)(B).

1.85 “Royalties” shall mean those royalties payable by Aventis to Neurogen, or Neurogen to Aventis, as the case may be, pursuant to this Agreement.

1.86 “Significant Pharmaceutical Enterprise” shall mean (a) company (other than Aventis or an Aventis Affiliate) which, together with its Affiliates, had worldwide annual gross revenues from the sale of pharmaceutical products in excess of $5.0 billion during its most recently completed fiscal year and (b) any Affiliate of such company.

1.87 “Technology” shall mean proprietary data, information, Compounds, Materials, intellectual property, including but not limited to, trade secrets, know-how, inventions and technology, whether patentable or not, and Patent Rights directed to any of the foregoing.

1.88 “Third Party(ies)” shall mean any Person other than Neurogen, Aventis and their respective Affiliates.

1.89 “Unavailable Compound” shall mean a Compound that has been reported by one Party to the other as not being available for research and development in the Research Program because (x) prior to the screening or optimization of the Compound (as contemplated by Section 4.1(a)(ii) and (iii)) to determine whether it could be an Active Compound or (y) with respect to Compounds disclosed in the Neurogen Initial Report, prior to the date of the Neurogen Initial Report, in either case (i) rights were granted by Aventis (or any Affiliate of Aventis) or Neurogen (or any Affiliate of Neurogen) to a Third Party that would be violated by such research or development or (ii) the Compound was committed to another internal program (non-CRF1) of Aventis (or any Affiliate of Aventis) or Neurogen (or any Affiliate of Neurogen). Such report may be made on a Compound by Compound basis or by a generic description applicable to a group or class of Compounds.

1.90 “Valid Claim” shall mean a claim of an issued and unexpired patent or a claim of a pending patent application, which claim has not been held invalid or unenforceable by a court or other government agency of competent jurisdiction from which no appeal can be or has been taken and has not been admitted to be invalid or unenforceable through re-examination or disclaimer or otherwise; provided, however, that if a claim of a pending patent application shall not have issued within five years after the filing date from which such claim takes priority such claim shall not constitute a Valid Claim for the purposes of this Agreement unless and until such claim shall issue.

1.91 “Weighted Average Royalty Rate” shall mean the amount A divided by B (A/B) where A is the sum of (i) the product of the aggregate Net Sales of a Collaboration Product up to and including {_______} in a calendar year multiplied by {____}, plus (ii) the product of the incremental aggregate Net Sales of the Collaboration Product over {_____} up to and including {_________} in a calendar year multiplied by {____}, plus (iii) the product of the incremental aggregate Net Sales of the Collaboration Product over {______} up to and including {__________} in a calendar year multiplied by {_____}, plus (iv) the product of the incremental aggregate Net Sales of the Collaboration Product over {__________} in a calendar year multiplied by {____}, and B is the aggregate Net Sales of the Collaboration Product in a calendar year.

ARTICLE 2
LICENSES AND EXCLUSIVITY

2.1 Development and Commercialization License Grant to Aventis. Subject to the obligations, conditions, and termination rights set forth herein, Neurogen hereby grants to Aventis the sole and exclusive worldwide right and license, with the right to sublicense, under the Neurogen Contributed Technology, Neurogen’s interest in any Joint Technology and Neurogen’s interest in the CRF1 Patent Rights, to develop, have developed, make, have made, use, import, market, have marketed, offer for sale, sell and have sold Collaboration Products. For purposes of clarification, unless otherwise expressly provided for herein, there shall be no limitation on the licenses granted pursuant to this Section 2.1 regarding indications for which Collaboration Products may be used.

2.2 Reciprocal Research License.

(a) Neurogen grants to Aventis a co-exclusive worldwide right and license, with no right to sublicense, under the Neurogen Contributed Technology and Neurogen’s interest in any Joint Technology, to conduct the Research Program in accordance with the Research Plan.

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

(b) Following the term of the Research Program, Aventis and any Affiliates of Aventis may conduct an independent program related to CRF1, provided that:

(i) So long as Aventis retains the rights and responsibilities to pursue the research, development or commercialization of Collaboration Products as set forth herein, if Aventis or any of its Affiliates acquires by in-licensing, merger or acquisition rights to participate in the development or commercialization (including without limitation a right to pursue, directly or through any Third Party, clinical development or marketing) of any CRF1 Receptor Antagonist/Agonist which is not a Collaboration Product (an “Ex-Program Product”), then prior to pursuing or participating in any such development or commercial activities for any indication, Aventis shall identify in writing to Neurogen each indication which Aventis expects to pursue for the Ex-Program Product (each such indication, a “Competing Indication”) and shall either:

(A) pay to Neurogen, for any and all Net Sales of such Ex-Program Product, {_________} of the Royalties that would be due to Neurogen in accordance with Article 8 if such Ex-Program Product were a Collaboration Product. Any obligation to pay Royalties which arises under this subsection (A) prior to the termination of this Agreement shall survive such termination, unless Neurogen elects to forfeit such Royalties pursuant to Section 12.4(a)(xi); or

(B) transfer to Neurogen exclusively (even as to Aventis) all rights Aventis has under this Agreement to research, develop and commercialize Collaboration Products for any and all such Competing Indications, including without limitation, any Collaboration Product which is then being developed or commercialized for a Competing Indication. Any Collaboration Product developed by Neurogen for a Competing Indication is herein referred to as a “Competing Product.” All indications, other than Competing Indications for which Aventis has not elected to pay Royalties pursuant to Section 2.3(b)(i)(A) above, are herein referred to as “Retained Indications.” To the extent that responsibilities for certain patent filings, regulatory filings and the like relate to Competing Indications and Retained Indications the Parties will coordinate their efforts to jointly administer, maintain and prosecute such matters.

(ii) If any rights are transferred to Neurogen in accordance with Section 2.3(b)(i)(B), and Neurogen subsequently, either itself or through an Affiliate or Third Party, commercializes a Competing Product, Neurogen will make the following payments to Aventis:

(A) If Neurogen, either itself or through an Affiliate or Third Party, markets a Competing Product that was the subject of a NDA filed by Aventis or approved by a Regulatory Authority prior to transfer to Neurogen, Neurogen shall pay to Aventis {______} of the Royalties that (if such Competing Product were a Collaboration Product sold by Aventis) would be due to Neurogen in accordance with Article 8;

(B) If Neurogen, either itself or through an Affiliate or Third Party, markets a Competing Product that was the subject of a Phase III Study completed by Aventis prior to transfer to Neurogen, Neurogen shall pay to Aventis {____} of the Royalties that (if such Competing Product were a Collaboration Product sold by Aventis) would be due to Neurogen in accordance with Article 8;

(C) If Neurogen, either itself or through an Affiliate or Third Party, markets a Competing Product that was the subject of a Phase IIB Study completed by Aventis prior to transfer to Neurogen, Neurogen shall pay to Aventis {____} of the Royalties that (if such Competing Product were a Collaboration Product sold by Aventis) would be due to Neurogen in accordance with Article 8;

(D) If Neurogen, either itself or through an Affiliate or Third Party, markets a Competing Product that was the subject of a Phase IIA Study completed by Aventis prior to transfer to Neurogen, Neurogen shall pay to Aventis {____} of the Royalties that (if such Competing Product were a Collaboration Product sold by Aventis) would be due to Neurogen in accordance with Article 8;

(E) If Neurogen, either itself or through an Affiliate or Third Party, markets a Competing Product containing an EDC Program Compound that was the subject of a Phase I Study completed by Aventis prior to transfer to Neurogen, Neurogen shall pay to Aventis a Royalty of {____} of aggregate Net Sales; and

(F) If Neurogen, either itself or through an Affiliate or Third Party, develops and commercializes a Competing Product which was not the subject of a clinical trial completed by Aventis, Neurogen shall pay to Aventis, upon First Commercial Sale of the Competing Product, {____________________}.

(iii) With respect to any obligation on the part of Neurogen to pay Royalties to Aventis on account of Net Sales of a Competing Product, the provisions of Sections 8.2, 8.3, 8.4 and 8.5 shall apply mutatis mutandis.

(c) Neither Neurogen nor any Affiliate may commence discussions with a Third Party regarding a potential CRF1 program with such Third Party without giving Aventis at least sixty (60) days advance written notice of the commencement of such discussions. For clarity, once Neurogen has given notice and commenced such discussions with any Third Party, no further notice need be given before commencing additional discussions with the same or other Third Parties.

(d) For clarity, it is understood and agreed that, except as set forth in Sections 2.4, 2.5, and 2.6 below, during the term of this Agreement and thereafter, each Party may screen any Joint Compound against any target.

2.4 Lock-Up Period. (a) In the event that one Party (the “Providing Party”) discloses Confidential Information delineating Compound structures within such Party’s Proprietary Chemical Library, the other Party (the “Receiving Party”) will not perform any chemical synthesis using such Confidential Information, unless such synthesis is done as part of the Research Plan and is within the scope of a specific chemical optimization plan approved by a Non-Referable decision of the Research Committee. All Compounds synthesized by the Receiving Party in performing such chemical optimization plan shall be referred to herein as an “Aventis Series” (if Aventis is the Providing Party) or a “Neurogen Series” (if Neurogen is the Providing Party); provided that the Research Committee may approve, by Non-Referable decision, a specific chemical optimization plan that results in the creation of one or more Compounds that are within neither the Aventis Series nor the Neurogen Series, as the case may be, and such Compound or Compounds so identified by the Research Committee shall be Joint Compounds and not be subject to the restrictions contained in this Section 2.4.

(b) Should the Providing Party reasonably believe that proposed or ongoing synthesis by the Receiving Party is likely to result in the synthesis of one or more Unavailable Compounds, the Providing Party may so inform the Research Committee. Should the Research Committee be so informed, such synthesis shall be transferred to the Providing Party or suspended until the chemical optimization plan is modified by a Non-Referable decision of the Research Committee to avoid the likelihood of synthesis of Unavailable Compounds.

(c) In the event that a Neurogen Series or Aventis Series exists, then:

(i) With regard to the Receiving Party, during the term of the Research Program and for one (1) year thereafter, without regard to any early termination of the Research Program (such period being referred to as the “Receiver Lock-Up Period”), the Receiving Party may not use any Compound within the Neurogen Series (if the Receiving Party is Aventis) or the Aventis Series (if the Receiving Party is Neurogen), in either case for any purpose whatsoever other than:

(A) for carrying out its responsibilities under the Research Program, or

(B) for carrying out its responsibilities under the Product Development Plan, or

C) for such other research and development purposes that do not involve the use of Confidential Information (in accordance with Section 10.1, and specifically including, but not restricted to Confidential Information protected by the provisions of Sections 4.1(d), 13.2(e)(ii) or 13.7), but then only if the structure of such Compound shall have become publicly known, other than as a result of a breach of confidentiality by the Receiving Party. In particular, unless authorized by a Non-Referable decision of the Research Committee, no such Compound may be screened during the Lock-Up Period against any target other than a CRF1 Receptor. Furthermore, should the Receiving Party obtain Patent Rights in the form of one or more issued patents (in any jurisdiction) claiming such a Compound as a composition of matter, and, for each such issued patent should there be no co-inventorship by the Providing Party, and should the Providing Party obtain Patent Rights in the form of issued use patent(s) in the same jurisdiction for one or more non-CRF1 uses of such a Compound, then the Receiving Party shall grant the Providing Party an exclusive, royalty-free, fully paid-up, irrevocable right and license, with the right to sublicense, under such Patent Rights, in such jurisdiction to develop, have developed, make, have made, use, import, market, have marketed, offer for sale, sell and have sold such Compound(s) for such non-CRF1 use(s). This Section 2.4(c)(i) shall remain in effect for such period of time as would have been the remaining Receiver Lock-Up Period, in the event of any termination of this Agreement.

(ii) With regard to the Providing Party, during a period that is the shorter of (x) until one year from the synthesis of such a Compound, or (y) until the end of the Research Program (the “Provider Lock-Up Period”), the Providing Party may not use any Compound within the Neurogen Series (if the Providing Party is Neurogen) or the Aventis Series (if the Providing Party is Aventis), in either case for any purpose whatsoever other than:

(A) for carrying out its responsibilities under the Research Program, or

(B) for carrying out its responsibilities under the Product Development Plan, or

(C) for any other research and development purposes but only if the structure of such Compound shall have become publicly known, other than as a result of a breach of confidentiality by the Providing Party.

(d) After the end of the Provider Lock-Up Period, at the request of the Providing Party, the Receiving Party shall provide to the Providing Party samples of all Compounds in the Neurogen Series (if the Providing Party is Neurogen) or the Aventis Series (if the Providing Party is Aventis) for screening for non-CRF uses, provided that the Receiving Party shall not be required to deliver more than five (5) milligrams of such sample per Compound.

2.5 Use of Compounds Outside the Research Program and Product Development Plan. During the term of this Agreement, any Compound designated as an EDC Program Compound shall not be used for any purpose other than those activities specified by the Research Committee or Product Development Committee.

2.6 Back-Up Reserve. The Research Committee shall have the discretion to select as back-ups for a particular EDC Program Compound or Collaboration Product, by Non-Referable decision, any Active Compounds, Hit Program Compounds or Lead Compounds. Until the termination of this Agreement, or until the Research Committee, by Non-Referable Decision or the Product Development Committee, in its sole discretion, releases such Compounds from such restrictions, neither Party may use any Compound selected as a back-up for any purpose whatsoever other than:

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

ARTICLE 3
JOINT COMMITTEES

3.1 Research Committee. Immediately following the Effective Date, Aventis and Neurogen will establish a research committee (the “Research Committee”) consisting of at least three (3) members from each of Aventis and Neurogen. Each member of the Research Committee shall have the authority, experience and seniority to enable him or her to carry out the responsibilities of the Research Committee. The Research Committee will be responsible for developing, monitoring and reviewing the implementation of the Research Plan by the Parties and for determining the mechanisms for exchange of information and materials between the Parties. From time to time, the Research Committee may establish subcommittees to oversee specific projects or activities and such subcommittees shall be constituted as the Research Committee shall determine. The Research Committee will exist until the expiration or earlier termination of the Research Program unless the Parties otherwise agree in writing.

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

(c) Decisions of the Committee. The responsibility of the Research Committee shall be the timely identification and development of Hit Program Compounds and Lead Program Compounds and recommendation of EDC Program Compounds. All decisions of the Research Committee shall be by unanimous vote, with each Party having one (1) vote. The Parties may vote at meetings in person, or by telephone, and may vote by proxy. In those instances where a Non-Referable decision of the Research Committee is specifically provided for elsewhere in this Agreement, such right to a Non-Referable decision shall be exercised in good faith and in a reasonable manner, and a lack of unanimity shall bar further referral. In any other event where a decision cannot be reached by the Research Committee, the matter shall be referred for resolution as set forth in Section 14.1.

3.2 Product Development Committee. Immediately following the Effective Date, Aventis and Neurogen will establish a product development committee (the “Product Development Committee”) consisting of at least two (2) members from each of Aventis and Neurogen. Each member of the Product Development Committee shall have the authority, experience and seniority to enable him or her to carry out the responsibilities of the Product Development Committee. The Product Development Committee will be responsible for determining selection of Lead Program Compounds as EDC Program Compounds based on the recommendation of the Research Committee, developing a plan for, monitoring and reviewing the pre-clinical and clinical development of the Collaboration Products by the Parties and for determining the mechanisms for exchange of information and materials between the Parties. From time to time, the Product Development Committee may establish subcommittees to oversee specific projects or activities and such subcommittees shall be constituted as the Product Development Committee shall determine. The Product Development Committee will exist during the clinical development of Collaboration Products from EDC Program Compound designation through launch unless the Parties otherwise agree in writing. Within sixty (60) days of the Effective Date, an initial product development plan shall be agreed to and attached to this Agreement as Schedule 3.2 (“Product Development Plan”). The Product Development Plan shall be updated quarterly by the Product Development Committee. It is understood and agreed that the sharing of information and other activities and responsibilities of the Product Development Committee may need to be modified if necessary to comply with applicable antitrust laws, and only shall be so modified by mutual agreement after good faith negotiations.

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

(e) Decisions of the Committee. The responsibility of the Product Development Committee shall be the oversight of the implementation of the Product Development Plan for EDC Program Compounds and of Collaboration Products. Unless otherwise specified herein, all decisions of the Product Development Committee shall be made by majority vote, with Aventis having two (2) votes and Neurogen having one (1) vote. The Parties may vote at meetings in person, or by telephone, and may vote by proxy.

ARTICLE 4
RESEARCH PROGRAM AND RESEARCH FUNDING

4.1 Research Program.

(a) General. The Research Program will be focused on (i) further screening and development of the Neurogen Compounds referred to in the Initial Report, (ii) the screening by Neurogen of the Neurogen Proprietary Chemical Library to identify CRF1 Receptor Antagonist/Agonists and Neurogen’s optimization chemistry activity to synthesize and identify Neurogen Compounds that are Active Compounds, (iii) the screening of the Aventis Proprietary Chemical Library by Aventis to identify CRF1 Receptor Antagonist/Agonists and Aventis’ optimization chemistry activity to synthesize and identify Aventis Compounds that are Active Compounds, (iv) the furnishing by the Parties to each other of certain relevant data and other information with respect to Active Compounds from their respective libraries in furtherance of the Research Program, (v) the review of such information by the Research Committee and the decision thereof to designate such Compounds as Hit Program Compounds pursuant to Section 4.1(b), (vi) a medicinal chemistry program based on the structures of Hit Program Compounds for the development of Lead Program Compound candidates, (vii) screening and testing of Lead Program Compound candidates to develop data and other information for review by the Research Committee and the identification thereby of Lead Program Compounds, (viii) further pre-clinical research and screening of Lead Program Compounds, (ix) development of animal models, testing for efficacy and safety, drug metabolism and pharmacokinetics analysis of Lead Program Compounds, and (x) development of data and other information for review by the Research Committee and the identification thereby of Lead Program Compounds for recommendation to the Product Development Committee as EDC Program Compounds. Except to the extent agreed to by the Party owning such Proprietary Chemical Library, any screening and optimization work regarding Compounds within a Party’s Proprietary Chemical Library shall be exclusively conducted by the Party owning or Controlling such Proprietary Chemical Library. In addition, to the extent required by the Party from whose Proprietary Chemical Library an Active Compound was identified, any further optimization work regarding such Active Compound shall be exclusively conducted by the Party owning or Controlling such Active Compound.

(b) Designation of Hit Program Compounds. A Compound shall become a Hit Program Compound upon its designation as such by the Research Committee pursuant to this Section 4.1. All Active Compounds shall be eligible for designation by the Research Committee as a Hit Program Compound. Furthermore, the Research Committee may designate (by Non-Referable decision) any Compound, which does not meet the criteria for an Active Compound set forth in Section 1.1, as a Hit Program Compound if such Compound:

(i) (A) is a Joint Compound, or (B) in the case of an Aventis Compound, is presented by Aventis to the Research Committee for designation, or (C) in the case of a Neurogen Compound, is presented by Neurogen to the Research Committee for designation; and

(ii) is a CRF1 Receptor Antagonist/Agonist that meets the “Hit Series Criteria” of Aventis as contained in the Aventis Project Progression Manual and any other criteria (other than any defining an Active Compound) set forth in the Research Plan; and

(iii) is not an Unavailable Compound.

(c) Cancellation of Hit Program Compound Designation. Either Party shall be entitled to cancel the Active Compound status and, if applicable, the Hit Program Compound status of any Compound at any time after such Compound is reported to be an Active Compound and prior to the date which is six (6) months after such Compound’s designation as a Hit Program Compound, if such Party discovers that such Compound is an Unavailable Compound.

(d) Confidential Information and Non-CRF1 Receptor Programs. The Parties further agree that, in accordance with Section 10.1, each will not use any Confidential Information provided to it by the other Party regarding any non-CRF1 activity and/or utility of any Compound derived from the other Party’s Proprietary Chemical Library for any purpose whatsoever other than discovering, developing, and obtaining patent protection for CRF1 Receptor Antagonist/Agonists for purposes of this Agreement.

(e) Record of Screening. Each Party shall keep a record of the Compounds it screens for activity against a CRF1 Receptor in the conduct of the Research Program, which record shall include the date of screening.

4.2 Term of the Research Program. The initial term (the “Initial Term”) of the Research Program will be three (3) years unless earlier terminated in accordance with Article 12 hereof. The Initial Term of the Research Program will begin on the Effective Date. Upon the expiration of the initial three (3) year term, the term of the Research Program may be extended for an additional up to two (2) year term (the “Extension Term”) at the request of Aventis upon at least 90 days’ prior written notice.

4.3 Creation and Update of the Research Plan. Within forty-five (45) days following the Effective Date, the Research Committee shall develop and approve a research plan and budget for the Research Program (the “Research Plan”), and attach such Research Plan to this Agreement as Schedule 4.3. The Research Plan shall include both detailed plans for the following year including staffing levels, activities and estimated expenditures as well as more general plans for the remaining term of the Research Program. The initial Research Plan shall cover the period commencing on its approval and ending on December 31, 2002. After the approval of the initial Research Plan, the Research Plan will be updated prior to December 31, 2002 for the following year and on an annual basis on or before December 31 of each year thereafter. The Research Plan may only be modified or amended by the action of the Research Committee in accordance with Section 3.1 hereof. Except as expressly set forth in Section 4.4 or 4.5 below, each Party shall be responsible for its own costs and expenses incurred in the conduct of the Research Program.

4.4 Conduct of the Research Program. Neurogen and Aventis shall each use Commercially Reasonable Efforts to perform its obligations under the Research Program in accordance with the Research Plan.

(a) Neurogen Researcher FTE Commitment; Third Party Costs. As part of such efforts, during the term of the Research Program, Neurogen shall apply a minimum of {_______} Neurogen Researcher FTEs over the three (3) year period of the Initial Term, not to exceed {_______} or be less than {_______} Neurogen Researcher FTEs in any year in performing its obligations under the Research Program. In addition, in the event the Research Plan calls for more than {_______} Neurogen Researcher FTEs during the Initial Term, Aventis will fund all of such additional FTEs at the rate of{________} per FTE per year. During the Extension Term, if any, Neurogen shall supply at Aventis’ option up to {______} Neurogen Researcher FTEs over the two (2) year period of the Extension Term, not to exceed {_______} Neurogen Researcher FTEs in any quarter in performing its obligations under the Research Program. Notwithstanding the foregoing, to the extent agreed to by both the Research Committee and the Product Development Committee, Neurogen Researcher FTEs may be assigned to development activities under the Product Development Plan instead of research activities under the Research Plan. Subject to Neurogen’s right to receive the funding described in Section 4.5 below, Neurogen shall have the responsibility, at its sole cost and expense, of funding the cost of each Neurogen Researcher FTE conducting Neurogen’s responsibilities under the Research Program, including, without limitation, all manpower, capital equipment, facilities, laboratory supplies, research administration and management and general and administrative expenses associated therewith and Aventis shall have no responsibility in that regard, except to make payment when due pursuant to Section 4.5 below; provided, however, that Aventis will reimburse Neurogen for any payments made to Third Parties for goods or services required by the Research Plan or the Product Development Plan approved in advance by Aventis.

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

4.5 Funding of the Research Program.

(a) Funding by Aventis. During the Initial Term of the Research Program and pursuant to Section 4.5(b), Aventis will pay to Neurogen funds in the amount of {______} per FTE per year, and shall fund a minimum of {_____} Neurogen Researcher FTEs over the three (3) year period of the Initial Term, provided that Neurogen applies such {______} Neurogen Researcher FTEs during the three (3) year period. During the Extension Term, if any, of the Research Program and, pursuant to Section 4.5(b), Aventis will pay to Neurogen funds in an amount adjusted by use of the Producer Price Index to have the value on the Effective Date of {_______} per FTE per year for up to {_______} Neurogen Researcher FTEs per year unless otherwise agreed pursuant to Section 4.4.

(b) Reporting by Neurogen and Payment by Aventis. Within thirty (30) days after the beginning of each calendar quarter, Neurogen will provide to Aventis a report setting forth the number of Neurogen Researcher FTEs actually devoted to the Research Program or the Product Development Plan in the previous calendar quarter, along with their names and titles, together with an accounting of the difference between such actual use and the scheduled use of Neurogen Researcher FTEs for that quarter. Within {____} business days after receipt of such report, Aventis will pay to Neurogen funds equal to the value of the Neurogen Researcher FTEs actually devoted to the Research Plan during such quarter; provided, however, that during the three (3) year period constituting the Initial Term Aventis shall not be obligated to reimburse Neurogen (and Neurogen shall not be obligated to provide) for more than {______} Neurogen Researcher FTEs, unless Aventis has agreed in advance that Neurogen should provide such additional FTEs. Neurogen, within thirty (30) days after the beginning of each calendar quarter, will provide Aventis with a report detailing all payments made to Third Parties in accordance with Section 4.4(a) during the previous calendar quarter. Subject to Aventis’ right to audit such reports using the procedures set forth in Section 4.5(d), Aventis shall reimburse Neurogen for such payments within {_______} days of receipt of such report.

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

(d) Records and Audits.

(i) Of Neurogen. During the term of the Research Program and for a period of three (3) years thereafter, Neurogen shall keep and maintain accurate and complete records showing the time devoted and activities performed by each Neurogen Researcher in performing Neurogen’s obligations under the Research Program or the Product Development Plan in sufficient detail such that the number of Neurogen Researcher FTEs applied to the Research Program or the Product Development Plan during each calendar quarter thereof can be accurately determined. Upon fifteen (15) days prior written notice from Aventis, Neurogen shall permit an independent certified public accounting firm of nationally recognized standing selected by Aventis and reasonably acceptable to Neurogen to examine the relevant books and records of Neurogen and its Affiliates as may be reasonably necessary to verify the accuracy of the reports submitted to Aventis under Section 4.5(b) or 5.4 and the number of Neurogen Researcher FTEs applied to the performance of Neurogen’s obligations under the Research Program and, if applicable, the Product Development Plan. An examination under this Section 4.5(d) shall not occur more than once in any calendar year. The accounting firm shall provide both Neurogen and Aventis a written report disclosing whether the reports submitted by Neurogen are correct or incorrect and the specific details concerning any discrepancies. If such examination reveals the actual Neurogen Researcher FTE utilization in the conduct of the Research Program or, if applicable, the Product Development Plan, to be lower than that reported by Neurogen, then Neurogen shall reimburse Aventis for any excess amounts paid by Aventis to Neurogen pursuant to Section 4.5(b) or 5.4 and any such reimbursement will be deducted from any payment to be made under the provisions of the final sentence of Section 4.5(b). In addition, if such examination reveals the actual Neurogen Researcher FTE utilization in the conduct of Neurogen’s obligations under the Research Program and, if applicable, the Product Development Plan, to be lower than that reported by Neurogen by ten percent (10%) or more, then Neurogen shall reimburse Aventis for all costs incurred by Aventis in connection with such examination and audit.

(ii) Of Aventis. During the term of the Research Program and for a period of three (3) years thereafter, Aventis shall keep and maintain accurate and complete records showing the time devoted and activities performed by each Aventis Personnel in performing Aventis’ obligations under the Research Program. Upon fifteen (15) days prior written notice from Neurogen, Aventis shall permit an independent certified public accounting firm of nationally recognized standing selected by Neurogen and reasonably acceptable to Aventis to examine the relevant books and records of Aventis and its Affiliates as may be reasonably necessary to verify the number of Aventis Personnel FTEs applied to the performance of Aventis’ obligations under the Research Program and, if applicable, the Product Development Plan. An examination under this Section 4.5(d) shall not occur more than once in any calendar year. The accounting firm shall provide both Neurogen and Aventis a written report disclosing whether the reports submitted by Aventis are correct or incorrect and the specific details concerning any discrepancies.

(iii) Retention of Lab Notebooks. During the term of the Research Program and for so long as this Agreement has not been terminated or expired in every country, but for at least 20 years from the date of filing of any patent application pursuant to Article 13 hereof, each Party shall use its best efforts to keep and maintain accurate and complete lab notebooks reflecting the screening and other research and development activities of the Neurogen Researchers and Aventis Personnel under the Research Plan. Upon fifteen (15) days’ prior written notice from a Party, the other Party shall permit a Third Party patent expert selected by the first Party and reasonably acceptable to the other Party to examine (at the first Party’s sole cost and expense) the relevant lab notebooks of the Neurogen Researchers or Aventis Personnel, as applicable; provided that any such Third Party patent expert shall be required to execute and deliver to the other Party an appropriate confidentiality agreement covering the information contained in the lab notebooks to be examined.

4.6 Invention Assignment Agreements. Each Neurogen Researcher and Aventis Personnel conducting the Research Program will have executed Neurogen’s or Aventis’ standard non-disclosure and invention assignment agreement, as applicable.

4.7 Reporting and Disclosure.

(a) Reports. Prior to each quarterly meeting of the Research Committee, Neurogen and Aventis will each provide the other with written copies of all materials they intend to present at the Research Committee meeting plus, to the extent not set forth in such materials, a written report summarizing any other relevant and material data and information arising out of the conduct of the Research Program. In the event that after receipt of any such report, either Party shall request additional data or information, the Party to whom such request is made shall promptly provide to the other Party such data or information related to the conduct of the Research Program. In furtherance of the foregoing, each Party shall disclose to the other information related to the screening activity of the Party for the preceding quarter with respect to (i) the number of Compounds screened, (ii) the number, structure and screening results of Active Compounds, and of Compounds synthesized at the direction of the Research Committee for the purpose of optimizing any Active Compound and which Compounds synthesized are not Unavailable Compounds, and (iii) the number of Active Compounds that are Unavailable Compounds or Burdened Compounds and the nature of the circumstances resulting in such status. Notwithstanding the foregoing, either Party may delay disclosing an Active Compound for a period not to exceed six (6) months from the date such Compound was determined to be an Active Compound for the purpose of preparing and filing a provisional patent application with respect to such Compound. Neurogen shall deliver the Neurogen Initial Report prior to the Effective Date. Aventis represents and warrants that, prior to the date of this Agreement, it has not screened any Compounds for activity against the CRF1 Receptor.

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

(b) In addition to any duties assumed by Neurogen at the request of the Product Development Committee pursuant to Section 5.2(a) above, Neurogen will assist Aventis in Aventis’ development activities as reasonably requested by Aventis. If any specific developmental work is agreed by Aventis and Neurogen to be performed by Neurogen, funding of such activities will be in accordance with Sections 5.1(b) and 5.4(a).

(c) Notwithstanding this Section 5.2, Aventis may assume, at Aventis’ expense, operational responsibility for process development, metabolics, pharmacokinetics, and pharmaceutics with respect to any EDC Program Compound or Collaboration Product. Any and all development activities conducted by Neurogen pursuant to Section 5.2 (a) or (b) above shall be performed pursuant to a budget prepared and approved in advance by the Product Development Committee.

5.3 Aventis Diligence Requirement. (a) General Diligence. Aventis shall use Commercially Reasonable Efforts to develop (as contemplated in this Agreement), to secure Regulatory Approval for and to sell Collaboration Products for each Commercially Reasonable Indication designated by the Product Development Committee. For clarity, it is understood that Aventis is not required to pursue more than one Commercially Reasonable Indication, nor to pursue every Commercially Reasonable Indication with every EDC Program Compound, nor to pursue multiple Commercially Reasonable Indications simultaneously, unless such pursuits would be required by Commercially Reasonable Efforts. As of the Effective Date, it is agreed that each of depression and anxiety are deemed to be Commercially Reasonable Indications; provided, however, that Aventis has the discretion to pursue depression first and anxiety second, so long as the Development Plan includes provisions for both. Any disagreement between the Parties as to any future designation or deletion of a Commercially Reasonable Indication (or refusal to designate or delete an indication) by the Product Development Committee may be subject to a Diligence Referral by Neurogen as set forth in sub-section (c) below.

(b) Specific Diligence. Without limiting the generality of, and in addition to, the general diligence requirements of Section 5.3(a) above, Aventis’ rights to develop and commercialize Collaboration Products shall be subject to the specific diligence requirements of this Section 5.3(b).

(i) Within ninety (90) days of the designation of an EDC Program Compound, a Product Development Plan with respect to such EDC Program Compound will be established by the Product Development Committee. Among other things, such Product Development Plan will designate the indications to be pursued with such EDC Compound and establish specific target dates and timelines for the following phases of development:

(A) Designation of EDC Program Compound to the commencement of Phase I Studies;

(B) Commencement of Phase I Studies to commencement of Phase II Studies;

(C) Commencement of Phase II Studies to commencement of Phase III Studies;

(D) Commencement of Phase III Studies to NDA filing; and

(E) NDA approval to market launch.

(ii) If Neurogen, in good faith, believes such Product Development Plan (or the refusal to adopt such plan), or the adoption of any amendment thereto, is not consistent with Commercially Reasonable Efforts in any material respect such that such inconsistency has resulted in, or will result in, material loss in the value of the Collaboration Product in question, then Neurogen shall provide Aventis with written notice informing Aventis of such belief and setting forth Neurogen’s proposed revisions to the Product Development Plan (or the amendment thereto). If the Parties cannot agree on a Product Development Plan (or the amendment thereto) with respect to such EDC Program Compound, then Neurogen may make a Diligence Referral pursuant to Section 5.3(c). If the IAC determines that the Product Development Plan (or amendment thereto) is inconsistent with Commercially Reasonable Efforts in the manner contemplated by this Section 5.3(b)(ii), then the IAC may impose such changes to the Product Development Plan (or amendment thereto) as necessary to make it so consistent with Commercially Reasonable Efforts.

(iii) If Aventis fails to meet the timelines established in a Product Development Plan with respect to an EDC Compound, Aventis will provide Neurogen with a written explanation of the reasons for the delay. If Neurogen, in good faith, believes that this delay was unreasonable and that such delay has resulted, or will result, in material loss in the value of the Collaboration Product in question, then Neurogen may make a Diligence Referral pursuant to Section 5.3(c). If the IAC agrees that the reason for the delay was unreasonable in the manner contemplated by this Section 5.3(b)(iii), then the following provisions shall apply:

(A) Aventis will disclose to Neurogen all material Joint Technology and Aventis Contributed Technology related to such EDC Program Compound in Aventis’ possession and not previously disclosed to Neurogen; and

(B) Aventis will grant to Neurogen a perpetual, irrevocable, exclusive, royalty-free, worldwide license, with right to sublicense, under Aventis’ interest in the Joint Technology and the Aventis Contributed Technology, Aventis’ interest (if any) in the Neurogen Contributed Technology, and Aventis’ interest in the CRF1 Patent Rights, to research, have researched, develop, have developed, make, have made, use, import, market, offer for sale and sell the particular EDC Program Compound solely for the indication to which the failure to meet the timeline relates.

(iv) Notwithstanding the provisions of this Section 5.3(b), Neurogen may not make a Diligence Referral pursuant to Section 5.3(b)(i) or 5.3(b)(ii) if the indication to which the Product Development Plan or timeline relates is being pursued by Aventis with another EDC Program Compound and the provisions of this Section 5.3(b) are being met with respect thereto.

(v) If Neurogen elects to make a Diligence Referral pursuant to Section 5.3(c), then the IAC arbitration a7nd the decision of the IAC shall be the sole and exclusive remedy of Neurogen for that failure by Aventis to meet obligations and responsibilities with regard to a Product Development Plan.

(c) Diligence Referral. Should Neurogen believe in good faith that any diligence matter specified in Section 5.3(b) as being subject to a potential Diligence Referral is not being pursued by Aventis in a manner consistent with Commercially Reasonable Efforts in any material respect such that such inconsistency has resulted in, or will result in, material loss in the value of the Collaboration Product in question, then Neurogen may make a “Diligence Referral”, whereby the matter will be referred to each Party’s designated executive officer pursuant to Section 14.1. If such designated officers are unable to agree within thirty (30) days of referral, the Parties will within an additional thirty (30) days name an Independent Arbitration Council (an “IAC”), for which each Party will name two independent members and those four members will name one additional member by unanimous consent. Decisions of the IAC shall be by majority decision, which shall be binding on both Parties. For each arbitration, the IAC will decide the manner in which the Parties will bear costs.

5.4 Payments and Progress Reports.
(a) Payments. Neurogen, within thirty (30) days after the beginning of each calendar quarter, will provide Aventis with a report detailing all external costs incurred by Neurogen after the Effective Date in conducting any development studies for the first EDC Program Candidate and any other activities assigned to Neurogen in accordance with Section 5.2(b) during the previous calendar quarter. Subject to Aventis’ right to audit such reports using essentially the procedures set forth in Section 4.5(d), Aventis shall reimburse Neurogen for such external costs within fifteen (15) days of receipt of such report, but in no event exceeding the budget approved by the Product Development Committee for such activities.

(b) Progress Reports. Aventis and Neurogen, within thirty (30) days after the beginning of each calendar quarter, will each provide the Product Development Committee with a report summarizing the status of each Party’s development activities during the previous calendar quarter, as applicable, for Compounds under development, including but not limited to all EDC Program Candidates, EDC Program Compounds and/or Collaboration Products, provided, however, that either Party’s failure to achieve any of the goals or plans set forth in any such summary shall not, in and of itself, constitute a failure by such Party to use Commercially Reasonable Efforts. Such reports to the Product Development Committee shall include information in reasonably sufficient detail to evaluate each Party’s compliance with its obligation to use Commercially Reasonable Efforts, and shall include a summary in reasonable detail of any Phase I Study, Phase IIA Study, Phase IIB Study and/or Phase III Study, together with any associated Regulatory Approvals, being conducted and/or sought by such Party, with respect to Collaboration Products. In addition, each Party shall copy the other Party on any Regulatory Filings made by a Party in regard to Collaboration Products.

5.5 Manufacturing. In furtherance of the activities contemplated by this Agreement, as soon as is practicable, the Product Development Committee shall develop and agree upon a transfer plan whereby Neurogen will make available to Aventis any Technology of Neurogen necessary or desirable for Aventis to perform its obligations pursuant to this Article 5. Such transfer plan shall also address transfer to Aventis by CarboGen Laboratories (Aarau) AG and CarboGen Holdings AG (collectively “CarboGen”) (and any other Third Party performing manufacturing services for Neurogen) of all manufacturing know how of CarboGen (and any other such Third Party) necessary or desirable for Aventis to perform its obligations pursuant to this Article 5.
5.6 Regulatory Matters. Aventis will have control over, and authority and responsibility for, the regulatory strategies relating to the development and commercialization of all EDC Program Compounds and Collaboration Products. Aventis shall monitor and coordinate all regulatory actions, communications and filings with and submissions to (including supplements and amendments) any Regulatory Authority with respect to any Collaboration Product. Neurogen shall provide to Aventis on a timely basis all necessary information to enable compliance with all regulatory obligations on a global basis, including without limitation, filing updates, information amendments, annual reports, pharmacovigilance filings and investigator notifications. Aventis shall be responsible for interfacing, corresponding and meeting with all Regulatory Authorities with respect to any Collaboration Product. To the extent reasonably practicable and preferably at least thirty (30) days in advance, Aventis shall notify Neurogen of any material meeting with the FDA which is for the purpose of obtaining Regulatory Approval for a Collaboration Product and Neurogen may elect to send one person reasonably acceptable to Aventis to participate as an observer (at Neurogen’s sole cost and expense) in such meeting. To the extent reasonably practicable and subject to any Third Party confidentiality obligations, Aventis shall provide Neurogen with drafts of any material documents or correspondence pertaining to a Collaboration Product and prepared for submission to the FDA sufficiently in advance of submission so that Neurogen may review and comment on the substance of such material documents or correspondence. Aventis shall promptly provide Neurogen with copies of any material documents or other correspondence received from the FDA pertaining to a Collaboration Product. If Neurogen has not commented on such material documents or correspondence within five (5) Business Days of provision of such material documents or correspondence to Neurogen, then Neurogen shall be deemed to have no comments on such material documents or correspondence. Aventis agrees to consider all comments in good faith, taking into account the best interests of the Collaboration Product on a global basis. The Parties shall cooperate with each other to provide all reasonable assistance and take all actions reasonably requested by the other Party that are necessary or desirable to comply with any law applicable to any Collaboration Product, including, but not limited to, report adverse drug experience reports (and serious adverse drug experience reports) to Regulatory Authorities.

ARTICLE 6
NON-EXCLUSIVE CONSEQUENCE OF CONFIDENTIALITY AND NON-USE VIOLATION

6.1 Certain Remedies. It will likely be impossible to accurately determine monetary damages resulting from violation of certain confidentiality and non-use provisions of this Agreement. Therefore, the following remedies are specifically provided for and shall be in addition to any other remedy available at law or in equity. Should a Party (which for purposes of this Section 6.1 shall include the Party and its Affiliates) develop any Patent Rights that could not have been developed when and how they were but for such Party’s violation of the confidentiality and non-use provisions of any of Sections 2.4, 2.5, 4.1(d), 13.2(e)(ii), and 13.7(b) (alone or in combination) and:

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

(b) should such violation be a violation (as determined by the final, non-appealable decision of a court of competent jurisdiction) of the provisions of Section 2.4 requiring that all optimization work done by the Party other than the Providing Party is to be carried out within the scope of approved specific optimization synthesis plans, the violating Party shall be required to grant to the Providing Party at the Providing Party’s request, a sole and exclusive, perpetual, royalty-free, fully-paid, worldwide right and license (with the right to sublicense) under such Patent Rights, to develop, have developed, make, have made, use, import, market, have marketed, offer for sale, sell and have sold, for any use involving any target(s) other than CRF1 Receptors, any Compounds within such Patent Rights that have been demonstrated to be useful as modulators of such targets. The Providing Party may request such a license at any time after such utility has been demonstrated, and, though not necessary to prove that such utility has been demonstrated, such utility will be deemed to have been demonstrated upon the grant of a use patent for such Compound(s) for such utility.

ARTICLE 7
INITIAL PAYMENT AND MILESTONE PAYMENTS

7.1 Initial Payment. Aventis agrees to pay Neurogen the sum of $10,000,000 by wire transfer in United States Dollars to the credit of such bank account as may be designated in advance by Neurogen in writing to Aventis within five (5) Business Days after the Effective Date.

7.2 Milestone Payments. Each of the following amounts will be payable by Aventis to Neurogen within thirty (30) calendar days following the occurrence of the specified event:

(a) Additional EDC Program Compound Payments. {_______} for each additional EDC Program Compound which is a distinct chemical entity from any previous EDC Program Compound accepted by the Product Development Committee after the first EDC Program Compound so accepted; provided that (i) the aggregate payments to be made pursuant to this Section 7.2(a) shall not exceed {________} and (ii) the payments to be made pursuant to this Section 7.2(a) shall be paid only once per EDC Program Compound, regardless of whether Aventis pursues the development of additional indications with respect to such Compound.

(b) First Collaboration Product Payments.

(i) {________} upon commencement of enrollment of patients for the first Phase I Study, it being understood and agreed to that the payment to be made pursuant to this Section 7.2(b)(i) shall be made only with respect to the first Collaboration Product to reach this stage and only with respect to the first indication of such Collaboration Product.

(ii) {________}upon the successful completion of the first proof of concept Phase IIA Study, it being understood and agreed to that the payment to be made pursuant to this Section 7.2(b)(ii) shall be made only with respect to the first Collaboration Product to reach this stage and only with respect to the first indication of such Collaboration Product.

(iii) {________} upon commencement of enrollment of patients for the first Phase III Study, it being understood and agreed to that the payment to be made pursuant to this Section 7.2(b)(iii) shall be made only with respect to the first Collaboration Product to reach this stage and only with respect to the first indication of such Collaboration Product.

(iv) {________} upon the acceptance for filing of the first NDA with the FDA, it being understood and agreed to that the payment to be made pursuant to this Section 7.2(b)(iv) shall be made only with respect to the first Collaboration Product to reach this stage and only with respect to the first indication of such Collaboration Product.

(v) {________}upon launch of a Collaboration Product following the first NDA approval by the FDA, it being understood and agreed to that the payment to be made pursuant to this Section 7.2(b)(v) shall be made only with respect to the first EDC Program Compound to reach this stage and only with respect to the first indication of such Collaboration Product.

(c) Additional Indication Payments.

(i) {________} upon commencement of enrollment of patients for each Phase III Study with respect to an indication that is (i) different from an indication for which a payment has already been made pursuant to either Section 7.2 (b)(iii) above or Section 7.2 (c)(i) and (ii) that is significant and commercially viable, such that the payment of milestones under this Section 7.2 (c) and the cost of development for such new indication would be commercially prudent; provided that new formulations, line extensions and formulations targeted at different patient populations for the same therapeutic indications shall not be considered to be “new indications.”

(ii) {________} upon the acceptance for filing of each NDA with the FDA with respect to an indication that is (i) different from an indication for which a payment has already been made pursuant to either Section 7.2(b)(iv) above or this Section 7.2 (c)(ii) and (ii) that is significant and commercially viable, such that the payment of milestones under this Section 7.2 (c) and the cost of development for such new indication would be commercially prudent; provided that new formulations, line extensions and formulations targeted at different patient populations for the same therapeutic indications shall not be considered to be “new indications.”

(iii) {________} upon launch of a Collaboration Product with respect to a new indication that is (i) different from an indication for which a payment has already been made pursuant to either Section 7.2(b)(v) above or this Section 7.2(c)(iii) and (ii) that is significant and commercially viable such that the payment of milestones under this Section 7.2 (c) and the cost of development for such new indication would be commercially prudent; provided that new formulations, line extensions and formulations targeted at different patient populations for the same therapeutic indications shall not be considered to be “new indications.”

(d) Examples. Examples of the Party’s intentions regarding the payment of milestone payments under this Article 7 are illustrated in Schedule 7 attached hereto.

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

(b) Subject to the provisions of this Article 8, for each Collaboration Product Aventis shall pay to Neurogen Royalties on a Collaboration Product by Collaboration Product basis based on the aggregate worldwide Net Sales by Aventis or its Affiliates or sublicensees of such Collaboration Product, as follows:

(i) {________} of that portion of aggregate Net Sales of the Collaboration Product, up to and including {________} in a calendar year.

(ii) {________} of that portion of aggregate Net Sales of the Collaboration Product that are greater than {________}, but less than or equal to {________}, in a calendar year.

(iii) {________} of that portion of aggregate Net Sales of the Collaboration Product that are greater than {________}, but less than or equal to {________}, in a calendar year.

(iv) {________} of that portion of aggregate Net Sales of the Collaboration Product that are greater than {________} in a calendar year.

Royalties shall be payable on a country-by-country basis for the term of any CRF1 Patent Rights with a Valid Claim covering composition of matter or therapeutic use of such Collaboration Product or which enables Aventis or its Affiliates to prevent Third Parties from manufacturing, using or selling such Collaboration Product; {________}.

(c) The Royalties set forth above shall be subject to the following reductions:

(i) Aventis may deduct {________} of any payments made to Third Parties related to {________}; provided, that notwithstanding the foregoing reductions, in no event shall the weighted average royalties payable to Neurogen in any calendar quarter in any such country be reduced by more than {________} as a result of any such reduction; and

(ii) in any country or countries where Aventis reasonably demonstrates to Neurogen that a lower royalty rate is required in order to permit Aventis, consistent with Commercially Reasonable Efforts, to commercialize the Collaboration Product with a reasonable profit, then the Parties shall negotiate in good faith, for a period of thirty (30) days, to determine an appropriate reduction to the royalty rate for such Collaboration Product in such country or countries; provided, however, that neither Party shall be obligated to agree to a particular level of royalty reduction; provided, further, that in the event the Parties are unable to agree on such reduction, Aventis shall have no obligation to launch, or continue its commercialization of, such Collaboration Product in such country or countries.

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

By way of example, if, for a given year, the Aventis business plan forecast calls for Aventis to achieve {________} of Net Sales for a Collaboration Product, the estimated effective Weighted Average Royalty Rate would be {________}. The total expected Royalty payment due to Neurogen for the year would equal {________}.

Further, if (A) in the course of the first three quarters, Aventis achieves actual Net Sales of {________}, respectively, during the first, second and third calendar quarters, and Aventis pays Neurogen Royalties of {________} respectively (e.g., {________}), and (B) in the fourth calendar quarter, Aventis achieves Net Sales of {________}, bringing the total Net Sales for the year to {________}, then (C) for the full calendar year, the actual effective Weighted Average Royalty Rate would be {________}) and the total Royalty payment due to Neurogen for the year would be {________}. Having paid Neurogen {________} for the first three calendar quarters, Aventis would pay Neurogen {________}for the last calendar quarter {________}.

(f) Neurogen acknowledges and agrees that nothing in this Agreement shall be construed as representing an estimate or projection of either (i) the number of Collaboration Products that will or may be successfully developed or commercialized or (ii) anticipated sales or the actual value of any EDC Program Compound or Collaboration Product and that the figures set forth in this Section 8.1 or elsewhere in this Agreement or that have otherwise been discussed by the Parties are merely intended to define Aventis’ royalty obligations to Neurogen in the event such sales performance is achieved.

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

8.3 Taxes and Withholding. Any payments made by Aventis to Neurogen under this Agreement shall be reduced by the amount that Aventis is required to pay or withhold pursuant to any applicable law, including, but not limited to, United States federal, state or local tax law (“Withholding Taxes”). Any such Withholding Taxes required by law to be paid or withheld shall be an expense of, and borne solely by, Neurogen. Aventis shall submit reasonable proof of payment of the Withholding Taxes together with an accounting of the calculations of such taxes to Neurogen within thirty (30) days after such Withholding Taxes are remitted to the proper authority. The Parties will reasonably cooperate in completing and filing documents required under the provisions of any applicable tax laws or under any other applicable law in connection with the making of any required tax payment or withholding payment, or in connection with any claim to a refund of or credit for any such payment.

8.4 Currency Exchange. With respect to Net Sales invoiced or expenses incurred in U.S. dollars, the Net Sales or expense amounts and the amounts due to Neurogen hereunder shall be expressed in U.S. dollars. With respect to Net Sales invoiced or expenses incurred in a currency other than U.S. dollars, the Net Sales or expense shall be expressed in the domestic currency of the entity making the sale or incurring the expense, together with the U.S. dollar equivalent, calculated using the arithmetic average of the spot rates on the last business day of each month of the calendar quarter in which the Net Sales were made or the expense was incurred. The “closing mid-point rates” found in the “Dollar spot forward against the Dollar” table published by The Financial Times or any other publication as agreed to by the Parties shall be used as the source of spot rates to calculate the average as defined in the preceding sentence. All payments shall be made by wire transfer in U.S. dollars to the credit of such bank account as shall be designated by Neurogen in writing to Aventis.

8.5 Maintenance of Records; Audit. For a period of three (3) years, Aventis shall maintain and shall cause its Affiliates and sublicensees to maintain complete and accurate books and records in connection with the sale of Collaboration Products hereunder, as necessary to allow the accurate calculation consistent with generally accepted accounting principles of Royalties due hereunder including any records required to calculate any Royalty adjustments hereunder. Once per calendar year, Neurogen shall have the right to engage an independent accounting firm reasonably acceptable to Aventis, at Neurogen’s expense, which shall have the right to examine in confidence the relevant Aventis records as may be reasonably necessary to determine and/or verify the amount of Royalty payments due hereunder. Such examination shall be conducted, and Aventis shall make its records available, during Aventis’ normal business hours, after at least fifteen (15) days prior written notice to Aventis and shall take place at the Aventis facility(ies) where such records are maintained. Each such examination shall be limited to pertinent books and records for any year ending not more than thirty-six (36) months prior to the date of request; provided, that Neurogen shall not be permitted to audit the same period of time more than once. Before permitting such independent accounting firm to have access to such books and records, Aventis may require such independent accounting firm and its personnel involved in such audit, to sign a confidentiality agreement (in form and substance reasonably acceptable to Aventis) as to any of Aventis’, its Affiliates or sublicensees’ confidential information which is to be provided to such accounting firm or to which such accounting firm will have access, while conducting the audit under this Section 8.5. The Neurogen independent accounting firm will prepare and provide to both Neurogen and Aventis a written report disclosing whether the Royalty reports submitted and Royalties paid by Aventis are correct or incorrect and the specific details concerning any discrepancies. Such accounting firm may reveal to Neurogen any information learned in the course of such audit which it reasonably believes is relevant to the calculation of royalties or to Neurogen’s enforcement of its rights under this Agreement. Neurogen agrees to hold in strict confidence all such information disclosed to it, except to the extent necessary for Neurogen to enforce its rights under this Agreement or if disclosure is required by law. In the event there was an under-payment by Aventis hereunder, Aventis shall promptly (but in no event later than thirty (30) days after Aventis’ receipt of the independent auditor’s report so correctly concluding) make payment to Neurogen of any short-fall. In the event that there was an over-payment by Aventis hereunder, Neurogen shall promptly (but in no event later than thirty (30) days after Neurogen’s receipt of the independent auditor’s report so correctly concluding) refund to Aventis the excess amount. In the event any payment by Aventis shall prove to have been incorrect by more than ten percent (10%) to Neurogen’s detriment, Aventis will pay the reasonable fees and costs of Neurogen’s independent auditor for conducting such audit.

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

(d) this Agreement is a legal and valid obligation binding upon such Party and enforceable in accordance with its terms except as (i) enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors’ rights and (ii) equitable principles of general applicability;

(e) the execution, delivery and performance by it of this Agreement and its compliance with the terms and provisions of this Agreement does not and will not conflict with or result in a breach of any of the terms or provisions of (x) any other contractual or other obligations of such Party, (y) the provisions of its charter, operating documents or bylaws, or (z) any order, writ, injunction or decree of any court or governmental authority entered against it or by which it or any of its property is bound except where such breach or conflict would not materially impact the Party’s ability to meet its obligations hereunder;

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

(f) as of the Effective Date it has no knowledge that making, using or selling EDC Program Candidates as pharmaceutical products may or do infringe the valid Patent Rights of any Third Party, nor does it have any knowledge that any Third Party is infringing Neurogen’s Patent Rights relating thereto;

(g) as of the Effective Date it is not aware of any patent, patent application or other intellectual property right of any Third Party which, in Neurogen’s reasonable opinion could materially adversely affect the ability of either Party to carry out its respective obligations hereunder or the ability of Aventis to exercise or exploit any of the rights or licenses granted to it under this Agreement;

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

ARTICLE 10
CONFIDENTIALITY, PUBLICATION AND PUBLIC ANNOUNCEMENTS

10.1 Confidentiality. Except to the extent expressly authorized by this Agreement or otherwise agreed in writing, the Parties agree that, until the later of (i) the termination this Agreement or (ii) ten (10) years after the date of disclosure, each Party (the “Recipient”) receiving hereunder or under the Secrecy Agreement between Neurogen and Aventis dated October 5, 2000, (as amended by amendments dated January 25, 2001, July 12, 2001, and December 7, 2001) or under the Confidential Disclosure Agreement between Neurogen and Aventis dated June 26, 2001, or received or generated pursuant to the Material Transfer Agreement between Neurogen and Aventis dated November 19, 2001, any Confidential Information of the other Party (the “Disclosing Party”) shall keep such information confidential and shall not publish or otherwise disclose or use for any purpose other than as provided for in this Agreement, except to the extent that it can be established:

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

ARTICLE 11
INDEMNIFICATION

11.1 Aventis. Aventis agrees to defend Neurogen and its Affiliates at Aventis’ cost and expense, and will indemnify and hold Neurogen and its Affiliates and their respective directors, officers, employees and agents (the “Neurogen Indemnified Parties”) harmless from and against any and all losses, costs, damages, fees or expenses (including reasonable attorney’s fees and expenses) (“Losses”) incurred in connection with or arising out of any Third Party claim relating to (i) any material breach by Aventis of any of its material representations, warranties or obligations pursuant to this Agreement, (ii) any gross negligence or willful misconduct of Aventis in the performance of any right or obligation under this Agreement, or (iii) any product liability, clinical trial liability or other claims arising from the use by any person of any Collaboration Product or any drug candidate being developed as a Collaboration Product, in each case other than any Competing Products and products developed or commercialized from a Compound returned to Neurogen pursuant to Article 5 or Article 12. In the event of any such claim against the Neurogen Indemnified Parties by any Third Party, Neurogen shall promptly notify Aventis in writing of the claim, the Neurogen Indemnified Parties shall cooperate with Aventis in the defense of such claim and Aventis shall manage and control, at its sole expense, the defense of the claim and its settlement; provided that Aventis shall not agree to any settlement that would admit liability on the part of Neurogen or involve relief other than the payment of money, without the approval of Neurogen, not to be unreasonably withheld, and; provided further, that if the interests of a Neurogen Indemnified Party and Aventis conflict, the Neurogen Indemnified Party shall be allowed to control its own defense (including obtaining separate legal counsel, the reasonable and necessary expenses and costs of which, with respect to one additional such counsel, will be borne by Aventis). Any Neurogen Indemnified Party whose interests do not conflict with those of Aventis may also elect at its own expense to be represented separately in any such action or proceeding. Aventis shall not be liable for any litigation costs or expenses incurred by a Neurogen Indemnified Party unless such costs and expenses are authorized in writing in advance by Aventis or are the reasonable and necessary expenses of a Neurogen Indemnified Party with whom Aventis has a conflict of interest. In addition, Aventis shall not be responsible for the indemnification or defense of any Neurogen Indemnified Party from and against any Losses to the extent any such Losses are caused by the gross negligence or willful misconduct of such Neurogen Indemnified Party in the performance of any right or obligation under this Agreement or the material breach by Neurogen of any representation, warranty or obligation under this Agreement, or any claims compromised or settled without its prior written consent.

11.2 Neurogen. Neurogen agrees to defend Aventis and its Affiliates at Neurogen’s cost, and will indemnify and hold Aventis and its Affiliates and their respective directors, officers, employees and agents (the “Aventis Indemnified Parties”) harmless from and against any and all losses, costs, damages, fees or expenses (including reasonable attorneys’ fees and expenses) arising out of any Third Party claim relating to (i) any material breach by Neurogen of any of its material representations, warranties or obligations pursuant to this Agreement, (ii) any gross negligence or willful misconduct of Neurogen in the performance of any right or obligation under this Agreement, or (iii) any product liability, clinical trial liability or other claim arising from the use by any person of any Competing Product or any drug candidate being developed as a Competing Product or other product developed or commercialized from a Compound returned to Neurogen pursuant to Article 5 or Article 12. In the event of any such claim against the Aventis Indemnified Parties by any Third Party, Aventis shall promptly notify Neurogen in writing of the claim and the Aventis Indemnified Parties shall cooperate with Neurogen in the defense of such claim and Neurogen shall manage and control, at its sole expense, the defense of the claim and its settlement; provided that Neurogen shall not agree to any settlement that would admit liability on the part of Aventis or involve relief other than the payment of money, without the approval of Aventis, not to be unreasonably withheld, and; provided further, that if the interests of an Aventis Indemnified Party and Neurogen conflict, the Aventis Indemnified Party shall be allowed to control its own defense (including obtaining separate legal counsel, the reasonable and necessary expenses and costs of which, with respect to one additional such counsel, will be borne by Neurogen). Any Aventis Indemnified Party whose interests do not conflict with those of Neurogen may also elect at its own expense to be represented separately in any such action or proceeding. Neurogen shall not be liable for any litigation costs or expenses incurred by an Aventis Indemnified Party unless such costs and expenses are authorized in writing in advance by Neurogen or are the reasonable and necessary expenses of an Aventis Indemnified Party with whom Neurogen has a conflict of interest. In addition, Neurogen shall not be responsible for the indemnification or defense of any Aventis Indemnified Party from and against any Losses, to the extent any such Losses are caused by the gross negligence or willful misconduct of such Aventis Indemnified Party in the performance of any right or obligation under this Agreement, or the material breach by Aventis of any representation, warranty or obligation under this Agreement, or any claims settled without its prior written consent.

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

12.3 Material Breach. Upon a material breach of this Agreement by Aventis or Neurogen (in such capacity, the “Breaching Party”), the other Party (in such capacity, the “Non-Breaching Party”) may provide written notice (a “Breach Notice”) to the Breaching Party specifying the material breach. If the Breaching Party fails to cure such material breach during the ninety (90) day period (or, if applicable, such longer period, but not to exceed one hundred and eighty (180) days, as would be reasonably necessary for a diligent party to cure such material breach, provided the Breaching Party has commenced and continues its diligent efforts to cure, and provided further, that the Parties shall use reasonable efforts to work together to cure any such material breach) following the date on which the Breach Notice is provided, then the provisions of Section 12.4 (b), (c), (d), (e) or (f) shall apply as applicable. The Parties acknowledge and agree that (i) an act or omission for which Neurogen has made a Diligence Referral shall not constitute a basis for a claim by Neurogen of a breach of this Agreement by Aventis; provided that the Parties acknowledge and agree that if Aventis fails to comply in any material respect with a determination of the IAC, then Neurogen may, if it reasonably believes it necessary, sue to enforce such decision of the IAC, which suit may include a request for specific performance and damages (the Parties agreeing that in any particular instance money damages may or may not be appropriate, may be difficult or impossible to determine, or may not be fully compensatory), and (ii) in the event that Neurogen elects to pursue a claim for material breach rather than seek Diligence Referral, any finding that Aventis failed to meet a specific diligence requirement under Section 5.3(b) shall not in and of itself, create any presumption that Aventis has materially breached this Agreement.

12.4 Consequences of Termination or Material Breach.

(a) Voluntary Termination by Aventis pursuant to Section 12.2. In the event this Agreement is voluntarily terminated by Aventis pursuant to Section 12.2, then on or before the effective date of termination:

(i) Aventis shall pay Neurogen in one lump payment an amount equal to{________}on an annual basis for each of the Neurogen Researcher FTEs specified to be devoted to the Research Plan for the {________} following the delivery of Aventis’ written notice to Neurogen; provided that, in the event that such termination notice is delivered to Neurogen prior to the completion of the first year of this Agreement, then such payment shall be made on a pro rata basis for each month remaining in such year that has not already been funded by Aventis, and for the {________}; and Aventis shall have no other funding obligation going forward for the Research Program;

(ii) Subject to Section 12.4(a)(xi) below, all licenses granted pursuant to Sections 2.1 and 2.2 will terminate;

(iii) Aventis will, within thirty (30) days of the notice provided for in Section 12.2, disclose to Neurogen all Joint Technology, Joint Confidential Information and Aventis Contributed Technology in Aventis’ or any of its Affiliate’s possession and not previously disclosed to Neurogen, including without limitation the list required by Section 13.7;

(iv) Subject to Section 12.4(a)(xi) below, Aventis and its Affiliates, as the case may be, will grant to Neurogen, at Neurogen’s request, the following licenses:

(A) a sole and exclusive, perpetual, irrevocable, royalty-free, worldwide right and license under (I) the Aventis Contributed Technology and Aventis’ or any of its Affiliates’ interest in the Joint Technology and Joint Confidential Information, to the extent and only to the extent that such Aventis Contributed Technology or Joint Technology relate to the composition or use of CRF1 Receptor Antagonist/Agonists, and (II) Aventis’ or any of its Affiliates’ interest in any CRF1 Patent Rights owned or Controlled by Aventis and Aventis’ or any of its Affiliates’ interest (if any) in the Neurogen Contributed Technology, in each case to research, develop, have developed, make, have made, use, import, market, have marketed, offer for sale, sell and have sold, any pharmaceutical product which contains a CRF1 Receptor Antagonist/Agonist as an active ingredient; and

(B) a perpetual, irrevocable, royalty-free, worldwide right and license under the Aventis Contributed Technology, Aventis’ or any of its Affiliates’ interest in the Joint Technology and Joint Confidential Information, other than to the extent that such Aventis Contributed Technology, Joint Technology or Joint Confidential Information relate to the composition or use of CRF1 Receptor Antagonist/Agonists, in each case to research, develop, have developed, make, have made, use, import, market, have marketed, offer for sale, sell and have sold, any pharmaceutical product which contains a CRF1 Receptor Antagonist/Agonist as an active ingredient; provided that such license shall be exclusive to Neurogen for three (3) years following such voluntary termination, after which time such license shall be non-exclusive;

(v) Aventis and its Affiliates shall transfer to Neurogen’s control the filing, prosecution and maintenance of all CRF1 Patent Rights owned or Controlled by Aventis or any of its Affiliates. Aventis and its Affiliates shall continue to cooperate with such filing, prosecution and maintenance in a manner consistent with Section 13.2(d), and Neurogen shall assume the costs going forward of all filing, prosecution and maintenance of such CRF1 Patent Rights that had been undertaken by either Party under the provisions of Article 13. Neurogen shall provide Aventis with information regarding such Patent Rights so transferred in a manner consistent with Section 13.2(d) and if Neurogen declines to prepare, file, prosecute or maintain such Patent Rights, then Aventis may, with respect to any of such Patent Rights as Aventis may determine in its sole discretion, do so at Aventis’ expense;

(vi) Subject to Section 12.4(a)(xi), upon Neurogen’s request, Aventis shall grant to Neurogen an exclusive, world-wide license to utilize any Marks which were used primarily to market Collaboration Products in return for a Royalty from Neurogen to Aventis of {________} of Net Sales of such products sold by Neurogen or any of its Affiliates, licensees or sublicensees using any such Marks;

(vii) if, within three years following a termination by Aventis pursuant to Section 12.2, Aventis or any of its Affiliates (or any successor entity) undertakes, pursues, in-licenses or otherwise has any interest in any CRF1 Receptor Antagonist/Agonist product or any program where the objective is to research, develop or commercialize such products, then Aventis or any of its Affiliates (or any successor entity) shall pursue its interest in such product or program without utilizing any material element of any Aventis Contributed Technology, Joint Technology, or Joint Confidential Information or any Neurogen Contributed Technology or Neurogen Confidential Information;

(viii) for clarity, it is understood and agreed that:

(A) after three years following a termination by Aventis pursuant to Section 12.2, Aventis and its Affiliates may utilize on a perpetual, irrevocable, worldwide, royalty-free basis the Aventis Contributed Technology, Aventis’ interest in the Joint Technology, and Aventis’ interest in the Joint Confidential Information (other than to the extent that such Aventis Contributed Technology, Joint Technology or Joint Confidential Information relate to the composition or use of CRF1 Receptor Antagonist/Agonists) in each case to research, develop, have developed, make, have made, use, import, market, have marketed, offer for sale, sell and have sold any pharmaceutical product which contains as an active ingredient a CRF Receptor Antagonist/Agonist that is not within the CRF1 Patent Rights; and

(B) at any time following a termination by Aventis pursuant to Section 12.2, Aventis may utilize on a perpetual, irrevocable, worldwide, royalty-free basis the Aventis Contributed Technology, Aventis’ interest in the Joint Technology and Joint Confidential Information to research, develop, have developed, make, have made, use, import, market, have marketed, offer for sale, sell and have sold any pharmaceutical product which does not contain a CRF1 Receptor Antagonist/Agonist as an active ingredient.

(ix) Subject to Section 12.4(a)(xi), it is agreed and understood that, in the event that Aventis terminates this Agreement under Section 12.2, Aventis shall provide or transfer to Neurogen or any sublicensee of Neurogen, at Neurogen’s request and expense, any preclinical data, clinical data or regulatory submissions relating to any EDC Program Compounds and Collaboration Products;

(x) the lock-up provisions of Section 2.4 shall survive any termination of this Agreement; and

(xi) if, prior to termination, Aventis has acquired the rights to participate in the development or commercialization of an Ex-Program Product for which Aventis made an election to pay Neurogen Royalties pursuant to Section 2.3(b)(i)(A), then, within thirty (30) days of the notice provided for in Section 12.2, Aventis shall provide to Neurogen all material information (to the extent permitted under any applicable confidentiality agreements with Third Parties) relating to the Ex-Program Product, and within sixty (60) days of Neurogen’s receipt of such information, Neurogen shall notify Aventis whether:

(A) Neurogen desires to retain its right to the Royalties for the Ex-Program Product, in which case (I) the licenses granted pursuant to Section 12.4(a)(iv)(A) shall not include any Aventis Contributed Technology, Neurogen Contributed Technology, Joint Technology or CRF1 Patent Rights in so far as each relates solely to the indications identified to Neurogen pursuant to Section 2.3(b)(i), (II) the licenses granted pursuant to 12.4(a)(iv)(B), to the extent and solely to the extent necessary for, and to the extent used by Aventis to, pursue the further research, development, and commercialization of Ex-Program Products for which Aventis will pay Royalties to Neurogen, shall be non-exclusive immediately and (III) the licenses granted by Neurogen to Aventis with respect thereto shall remain in effect, or whether:

(B) Neurogen desires to forfeit its right to such Royalties, in which case the licenses granted pursuant to Section 12.4(a)(iv) shall remain as set forth in Section 12.4(a)(iv).

(b) Rights of Aventis in the Event of Neurogen Breach with respect to the Research Program. If a material breach relates to Neurogen’s obligations under the Research Program and is not cured in accordance with the provisions of Section 12.3, then Aventis may, upon written notice to Neurogen, elect to accelerate the conclusion of the Research Program to any date at Aventis’ option. Upon such conclusion of the Research Program, this Agreement shall continue in full force and effect with respect to Aventis’ further development and commercialization (including the payment of Milestones and Royalties) of Collaboration Products. For purposes of clarity, if Aventis elects to so accelerate the conclusion of the Research Program, then, upon such conclusion:

(i) Aventis will have no further funding obligations for and Neurogen will have no further obligations to perform research with respect to the Research Program after such conclusion;

(ii) all licenses granted pursuant to Section 2.2 will terminate;

(iii) the provisions of Section 2.4 will continue to apply until one year after what would have been the entire Initial Term (and the entire Extension Term, if already commenced) as if the conclusion of the Research Program had not been accelerated.

(c) Rights of Aventis in the Event of Neurogen’s Breach with respect to the Development and Commercialization of Collaboration Products. If the material breach relates to any of Neurogen’s obligations under this Agreement with respect to the development and commercialization of Collaboration Products and is not cured in accordance with the provisions of Section 12.3, then this Agreement shall continue in full force and effect, including with respect to Aventis’ further development and commercialization (including the payment of Milestones and Royalties) of Collaboration Products, and:

(i) in the event the material breach occurs during the term of the Research Program, Aventis shall have the rights and the Parties shall both have the obligations set forth in Section 12.4(b);

(ii) the provisions of Sections 2.4, 2.5, and 2.6 shall continue to apply; and

(iii) Neurogen shall cease to have the right to make a Diligence Referral under Section 5.3(b); except that Neurogen shall continue to have the right to make a Diligence Referral in the event the Product Development Committee fails to adopt a Product Development Plan within ninety (90) days of the designation of an EDC Program Compound as required by Section 5.3(b)(i).

(d) Rights of Neurogen in the Event of Aventis’ Breach with respect to Research Program. If the material breach relates to Aventis’ obligations under the Research Program and is not cured in accordance with the provisions of Section 12.3, then Neurogen may, upon written notice to Aventis, elect to accelerate the conclusion of the Research Program to any date at Neurogen’s option. Upon such conclusion of the Research Program, this Agreement shall continue in full force and effect with respect to Aventis’ further development and commercialization (including the payment of Milestones and Royalties) of Collaboration Products. For purposes of clarity, if Neurogen elects to so accelerate the conclusion of the Research Program, then, upon such conclusion:

(i) Aventis will have no further funding obligations for and Neurogen will have no further obligations to perform research with respect to the Research Program after such conclusion

(ii) the licenses granted pursuant to Section 2.2 will terminate; and

(iii) the provisions of Section 2.4 shall continue to apply until one year after what would have been the entire Initial Term (and the entire Extension Term, if already commenced) as if the conclusion of the Research Program had not been accelerated.

(e) Rights of Neurogen for Aventis’ Breach with respect to the Development and Commercialization of Collaboration Products. If the material breach relates to Aventis’ obligations with respect to the development and commercialization of Collaboration Products, then Neurogen may, upon written notice to Aventis, terminate this Agreement and the right to further develop and commercialize all Collaboration Products shall be transferred to Neurogen provided, however, that if at the time of the termination, Aventis is conducting marketing or clinical development of one or more Collaboration Products for indications that are not the subject of any material breach, then any such termination shall not apply to such Collaboration Products (“Retained Collaboration Products”) and Aventis shall retain the rights and licenses necessary to continue the marketing and clinical development as contemplated in this Agreement of such Retained Collaboration Products and the diligence, milestone payment and Royalty obligations relating thereto shall survive such termination. For purposes of clarity, any such termination will include the termination of the licenses granted by Neurogen to Aventis pursuant to Sections 2.1 (except to the extent necessary for Aventis to develop and commercialize Retained Collaboration Products) and 2.2. In addition:

(i) Aventis will disclose to Neurogen all Joint Technology, Joint Confidential Information and Aventis Contributed Technology in Aventis’ possession and not previously disclosed to Neurogen;

(ii) Aventis will grant to Neurogen a sole and exclusive perpetual, irrevocable, royalty-free, fully-paid, worldwide license, with right to sublicense, under Aventis’ interest in the Joint Technology, the Aventis Contributed Technology and any CRF1 Patent Rights (except to the extent necessary for Aventis to develop and commercialize Retained Collaboration Products), and Aventis’ interest (if any) in the Neurogen Contributed Technology to research, have researched, develop, have developed, make, have made, use, import, market, offer for sale and sell, any pharmaceutical product that contains a CRF1 Receptor Antagonist/Agonist as an active ingredient other than a Retained Collaboration Product;

(iii) Aventis and its Affiliates shall transfer to Neurogen’s control the filing, prosecution and maintenance of all CRF1 Patent Rights owned or Controlled by Aventis or any of its Affiliates other than those relating to a Retained Collaboration Product. Aventis and its Affiliates shall continue to cooperate with such filing, prosecution and maintenance in a manner consistent with Section 13.2(d), and Neurogen shall assume the costs going forward of all filing, prosecution and maintenance of such CRF1 Patent Rights that had been undertaken by either Party under the provisions of Article 13 other than those relating to a Retained Collaboration Product. Neurogen shall provide Aventis with information regarding such Patent Rights so transferred in a manner consistent with Section 13.2(d) and if Neurogen declines to prepare, file, prosecute or maintain such Patent Rights, then Aventis may, with respect to any of such Patent Rights as Aventis may determine in its sole discretion, do so at Aventis’ expense; and

(iv) Upon Neurogen’s request, Aventis shall grant to Neurogen a co-exclusive, world-wide license to utilize any Marks which were used primarily to market Collaboration Products and were not used to market any Retained Collaboration Products in return for a Royalty from Neurogen to Aventis of {________} of Net Sales by Neurogen or any of its Affiliates, licensees or sublicensees of products that use any such Marks.

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

12.5 Change of Control. Upon a Change of Control of Neurogen, this Agreement shall continue in full force and effect, except that, upon the election of Aventis:

(a) the decisions of the Research Committee described in Section 1.1(a) (with respect to establishing values for affinity and activity for Active Compounds), provided that Aventis shall exercise its rights in establishing values for affinity and activity in good faith, Section 2.6 (with respect to selecting back-ups), and Section 4.1(b) (with respect to designating as a Hit Program Compound a Compound which does not meet the criteria for Active Compound) shall cease to be Non-Referable decisions; provided that the decisions of the Research Committee described in Section 1.57(a) (with respect to amending, updating or replacing the schedule of Patent Rights included in the Neurogen CRF1 Compound Technology) and Section 2.4 (with respect to the screening and chemical optimization of Compounds in the Aventis Series and Neurogen Series) shall continue to be Non-Referable decisions; and

(b) Neurogen shall cease to have the right to make a Diligence Referral under Section 5.3(b); provided that Neurogen shall continue to have the right to make a Diligence Referral in the event the Product Development Committee fails to adopt a Product Development Plan within ninety (90) days of the designation of an EDC Program Compound as required by Section 5.3(b)(i).

12.6 Bankruptcy. Each party may, in addition to any other remedies available to it by law or in equity, exercise the rights set forth below by written notice to the other Party (the “Insolvent Party”), in the event the Insolvent Party shall have become insolvent or bankrupt, or shall have made an assignment for the benefit of its creditors, or there shall have been appointed a trustee or receiver of the Insolvent Party or for all or a substantial part of its property, or any case or proceeding shall have been commenced or other action taken by or against the Insolvent Party in bankruptcy or seeking reorganization, liquidation, dissolution, winding-up arrangement, composition or readjustment of its debts or any other relief under any bankruptcy, insolvency, reorganization or other similar act or law of any jurisdiction now or hereafter in effect, or there shall have been issued a warrant of attachment, execution, distraint or similar process against any substantial part of the property of the Insolvent Party, and any such event shall have continued for sixty (60) days undismissed, unbonded and undischarged. All rights and licenses granted under or pursuant to this Agreement by each Party are, and shall otherwise be deemed to be, for purposes of Section 365 (n) of the U.S. Bankruptcy Code, licenses of rights to “intellectual property” as defined under Section 101 of the U.S. Bankruptcy Code. The Parties agree that the other Party as licensee of such rights under this Agreement shall retain and may fully exercise all of its rights and elections under the U.S. Bankruptcy Code. The Parties further agree that, in the event of the commencement of a bankruptcy proceeding by or against a Party under the U.S. Bankruptcy Code, the other Party shall be entitled to a complete duplicate of (or complete access to, as appropriate) any such intellectual property and all embodiments of such intellectual property, and same, if not already in the its possession, shall be promptly delivered to it (i) upon any such commencement of a bankruptcy proceeding upon its written request therefor, unless the bankrupt Party elects to continue to perform all of its obligations under this Agreement or (ii) if not delivered under (i) above, upon the rejection of this Agreement by or on behalf of the bankrupt Party upon written request therefor by the other Party.

12.7 Certain Termination at the end of the Research Program. If, at any time, after one year following the term of the Research Program, (x) there are: (i) no designated EDC Compounds that are being developed, (ii) no Aventis Compounds, Neurogen Compounds, or Joint Compounds in clinical development, and (iii) no Collaboration Products being marketed, and (y) such facts are not due to the failure of either Party to use Commercially Reasonable Efforts, then either Party may, upon ninety (90) days written notice to the other Party, terminate this Agreement in its entirety. If this Agreement is terminated pursuant to this Section 12.7, then all licenses granted pursuant to Sections 2.1 and 2.2 will terminate and the Parties will negotiate in good faith to divide ownership of all Patent Rights regarding Joint Inventions so that each Party receives exclusive rights of substantially equal value. Such negotiations will take into account, without limitation, the discovery (as permitted herein) by a party of a non-CRF1 pharmaceutical utility for compounds within the scope of particular Patent Rights, such that the Party that has discovered such pharmaceutical utility shall preferentially receive those Patent Rights covering such utility if such receipt can be accomplished while preserving equal value for both Parties. In the case of such preferential receipt of Patent Rights, if the Party not receiving such rights owns or Controls Patent Rights that dominate the Patent Rights so received, the transfer of a license under the dominating Patent Rights shall be made. If the Parties are unable to agree on how to divide the Patent Rights regarding Joint Inventions within six (6) months after the effective date of such termination, then the matter shall be submitted to non-binding arbitration.

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

ARTICLE 13
INTELLECTUAL PROPERTY

13.1 Ownership of Technology and Patent Rights. Each of Neurogen and Aventis shall respectively own the Technology, and any Patent Rights claiming such Technology, invented, developed or discovered solely by its employees or agents in the performance of such Party’s obligations under this Agreement (respectively, “Neurogen Inventions” and “Aventis Inventions”). Inventorship shall be determined in accordance with United States laws of inventorship. When invented by inventors from both Parties (“Joint Inventions”) each Party’s employee or agent inventors shall assign their rights claiming Joint Inventions to that Party. In accordance with United States patent laws and this Agreement, the Parties will thus jointly own any Joint Inventions, each holding an undivided half interest in any Joint Inventions, for which there are no Third Party inventors who are not under an obligation of assignment of all right title and interest in such Joint Invention to one or both Parties. Notwithstanding anything to the contrary, each Party shall solely own all Compounds invented or synthesized as part of the screening and optimization chemistry activities of such Party directed toward discovering Active Compounds for purposes of the Research Program as contemplated by Section 4.1(a)(ii) and (iii). It is the Parties’ intention to avoid any involvement of such Third Party inventors in the Research Program. The Parties shall jointly own, each receiving an undivided half interest, any Joint Inventions for which there are no Patent Rights. No rights or licenses are granted unless expressly provided for in this Agreement and each Party shall retain all rights and licenses not expressly granted to the other.

13.2 Patent Prosecution and Maintenance.

(a) Aventis Inventions and Collaboration Products. Aventis, at its expense, shall use Commercially Reasonable Efforts to prepare, file, prosecute, and maintain worldwide (i) Patents relating to Aventis Inventions and (ii) Patents claiming EDC Program Compounds or Collaboration Products. If Aventis declines to prepare, file, prosecute or maintain such patents, then Neurogen may, with respect to any of such patents as Neurogen may determine in its sole discretion, do so at Neurogen’s expense. In the event any such Patents also relate to a Competing Product or an EDC Compound, certain rights to which were granted to Neurogen pursuant to Section 5.3(b)(iii)(B), Neurogen and Aventis shall share equally the expense of preparing, filing, prosecuting and maintaining such Patents.

(b) Neurogen Inventions. Neurogen, at Aventis’ expense, will prepare, file, prosecute and maintain worldwide patents relating to Neurogen Inventions. If Neurogen declines to prepare, file, prosecute or maintain such patents, then Aventis may, with respect to any of such patents as Aventis may determine in its sole discretion, do so at Aventis’ expense. If Neurogen is preparing, filing, prosecuting or maintaining a patent relating to a Neurogen Invention that includes pending or issued claims reading on a Compound that is also the subject of a Neurogen patent application describing the useful activity of the Compound as being at a pharmacological target that is not a CRF1 Receptor, Neurogen shall pay {________} of the costs of prosecuting such patent application relating to a Neurogen Invent ion.

(c) Joint Inventions. Aventis shall have the first right to prepare, file, prosecute, and maintain worldwide patents relating to Joint Inventions and shall use Commercially Reasonable Efforts to do so. If Aventis declines to prepare, file, prosecute, or maintain such a patent, then Neurogen may do so at its expense and Aventis’ license to the patent under Section 2.1 above will be cancelled unless and until Aventis reimburses Neurogen for its costs relating to the prosecution of all patents relating to Joint Inventions that Aventis declined to prepare, file, prosecute, or maintain.

(d) Cooperation Regarding Patent Filings – CRF1 Patent Rights. The Parties shall cooperate in pursuing Patent Rights for all Neurogen Inventions, Aventis Inventions, and Joint Inventions, and shall upon request execute such papers as are reasonably required to secure such Patent Rights in accordance with this Section. Each Party shall provide to the other Party a draft copy of each U.S. and WIPO patent application to be filed in accordance with this Section 13.2 prior to filing in order, and sufficiently in advance of filing, to obtain substantive comment of the other Party’s patent counsel. In situations where there is an acute need for expeditious filing of a provisional U.S. application, such application may be filed without such prior provision to the other Party, with the understanding that additional provisional applications may be filed to incorporate any such substantive comments. Each Party shall provide to the other Party as-filed copies of all U.S. and WIPO patent applications promptly after the filing of such applications. Each Party shall provide to the other Party a copy of each U.S. Patent and Trademark Office “Office Action” regarding any application for which at least one of the other Party’s employees or agents are listed as inventor, and a proposed response thereto, sufficiently in advance of the response due date (without extension), to obtain substantive comment of the other Party’s patent counsel.

(e) Coordination of Chemically Related Non-CRF1 Patent Filings. In order to protect future CRF1 Patent Rights, if, during the term of the Research Program and the twelve month period thereafter, a Party should prepare any patent application that falls outside the scope of CRF1 Patent Rights and that claims a Compound which that Party’s chemists view as being sufficiently closely chemically related to CRF1 Receptor Antagonist/Agonists so that, upon publication, such patent application would pose a material risk of being cited as prior art relevant to the patentability of CRF1 Receptor Antagonist/Agonist claimed in subsequently-filed patent applications within the CRF1 Patent Rights, then:

(i) each Party shall provide the other’s patent department with an advance (sent at least fifteen (15) days before filing) draft copy of any such non-CRF1 patent application, which copy may be redacted to remove any indication of the particular biological target(s) acted upon by the Compound(s) claimed in the application;

(ii) each Party agrees that any patent application so provided to it shall be kept in strictest confidence by such Party’s patent department and that no disclosure of any sort regarding the contents of such application shall be made outside of such patent department;

(iii) if a Party’s patent department is aware of any invention within the CRF1 Patent Rights of such Party (for which no patent application has been filed) which invention might reasonably be construed as being anticipated or made obvious by the disclosure of the non-CRF1 patent application, the other Party’s patent department shall be promptly notified;

(iv) upon such notification, the Parties’ patent departments shall confer and set a date (no more than ninety (90) days from when the non-CRF1 patent application was provided) on which the Parties will simultaneously file their respective patent applications, it being agreed that once a non-CRF1 patent application provided in accordance with this Section 13.2(e) is received, no patent application claiming an invention meeting the criteria of the preceding sub-Section 13.2(e)(iii) shall be filed prior to the date so set, and it being further agreed that if the notification of sub-Section 13.2(e)(iii) is received within 14 days of the provision of the draft non-CRF1 patent application as per sub-Section 13.2(e)(i), then the non-CRF1 patent application shall not be filed prior to the date so set.

In no event shall the filing of any patent application be required to be delayed by more than ninety (90) days by the operation of this Section 13.2(e).

(f) Patent Extensions. Aventis shall have the right to file on behalf of Neurogen all applications and take actions necessary to obtain patent extensions pursuant to 35 USC 156 or like foreign statutes for Patent Rights licensed to Aventis hereunder. Neurogen agrees to sign such further documents and take such further actions (all at Aventis’ expense) as may be requested by Aventis in this regard.

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

(c) Collaboration Products and EDC Program Compounds. Aventis shall have the first right, but not the obligation, in its own name, to enforce Patent Rights relating to any Collaboration Product or EDC Program Compound, against any Third Party suspected of infringing a claim of such a Patent Right. In the event Aventis shall not elect to enforce any Patent Right relating to a Collaboration Product or EDC Program Compound, Neurogen shall have the right to do so. The Party electing to enforce such Patent Rights (the “Enforcing Party”) shall have exclusive control over the conduct of any such proceedings, including the right to settle or compromise such proceedings consistent with Aventis’ licenses hereunder, provided, however, that the Enforcing Party may not settle or compromise any such action in a manner which diminishes the Patent Rights relating to any Neurogen Inventions without Neurogen’s consent or Aventis Inventions without Aventis’ consent or Joint Inventions without the consent of both Parties or which would impose any financial obligation on the other Party without such other Party’s consent. The expenses of any proceeding the Enforcing Party initiates, including lawyers’ fees and costs, shall be borne by the Enforcing Party, provided, however, that the other Party (the “Non-Enforcing Party”) may elect to pay {________} of all such expenses. The Non-Enforcing Party will cooperate fully with the Enforcing Party in such action upon request by the Enforcing Party, out-of-pocket expenses incurred in carrying out such cooperation to be paid by the enforcing party. In the event the Non-Enforcing Party has elected to pay {________}of the expenses as set forth above, such award or recovery paid to the Enforcing Party shall first be applied toward reimbursement of legal fees, costs and expenses incurred by the Parties (in proportion to expenses incurred), and the remainder, if any, shall be divided {________}to the Non-Enforcing Party and {________} to the Enforcing Party. If Aventis lacks standing to bring any proceeding for which it would otherwise be the Enforcing Party, and Neurogen has standing to carry out such proceeding, then Neurogen shall do so at Aventis’ request and expense, subject to the above {________} election provisions.

13.4 Infringement Defense. Aventis shall have the right, but not the obligation, to defend and control any suit against any of Aventis, Aventis’ Affiliates or sublicensees, alleging infringement of any patent or other intellectual property right of a Third Party arising out of activities under this Agreement including, without limitation, the manufacture, use, sale, offer to sell or importation of a Collaboration Product by Aventis, Aventis’ Affiliates or sublicensees; provided, however, that Aventis shall obtain Neurogen’s written consent prior to agreeing to any settlement which would require any payment by Neurogen or would adversely affect Neurogen’s business in a material way; and provided, further, that Aventis shall give Neurogen prompt written notice of the commencement of any such suit or threat of such suit and will furnish Neurogen a copy of each communication relating to the alleged infringement. Aventis shall be responsible for the costs and expenses, including lawyer’s fees and costs, associated with any suit or action, and Aventis and Neurogen will consult with one another and cooperate in the defense of any such action. If Aventis finds it necessary or desirable to join Neurogen as a party to any such action, Neurogen will execute all papers and perform such acts as shall be reasonably required, at Aventis expense.

13.5 Cooperation Between the Parties. The Parties recognize that the designation of a Compound as an EDC Program Compound or Collaboration Product may impact the designation of the Party responsible for such invention under this Article 13. The Parties anticipate that patent applications may be filed on Compounds prior to designation of the Compound as EDC Program Compound or Collaboration Product, and agree to cooperate in deciding how to allocate responsibilities and expenses in the event designation of a Compound as an EDC Program Compound or Collaboration Product impacts responsibilities under this Article 13. In addition, the Parties agree to cooperate with each other in the preparation, filing, prosecuting, maintenance, defense and enforcement of Patent Rights included in Neurogen Contributed Technology or Joint Technology licensed hereunder. In any action taken in the prosecution of, or in the defense of an action by a Third Party related to patent invalidity or non-patentability of any patent application or patent claiming Neurogen Contributed Technology or Joint Technology licensed hereunder, neither Party shall admit the invalidity or non-patentability of any Patent Right or take any other action that may diminish Patent Rights within Neurogen Contributed Technology or Joint Technology licensed hereunder without the other Party’s prior written consent. The Parties agree to cooperate with each other and to use best efforts to ensure the cooperation of any of their respective personnel and licensee(s) or licensor(s) as might reasonably be requested in any such matters, and shall sign any necessary legal papers and provide the prosecuting party with data or other information in support thereof. The Parties will confer on what action to take with respect to the defense of infringement proceedings naming both Aventis and Neurogen or in proceedings to enforce patents claiming Neurogen Contributed Technology or Joint Technology licensed hereunder against a Third Party.

13.6 Marks for Collaboration Products. Except as otherwise expressly provided in this Agreement, Aventis shall own all trademarks and service marks associated with Aventis’ commercialization of a Collaboration Product (collectively, “Marks”). Aventis shall also own any domain names distinctly including any Marks. Except as otherwise provided for herein, Neurogen shall not have any right, title, interest or other license in or to any of the Marks, and all uses of such Marks shall inure solely to the benefit of Aventis. Under no circumstances shall Aventis acquire any rights under this Section 13.6 in any trademark, service mark, or domain name including the word “Neurogen” or “AIDD.”

13.7 Listing of CRF1 Receptor Modulatory Compounds.

(a) Beginning six months before the expiration of the term of the Research Program (including any extension thereof), the patent department of each Party shall prepare lists recording the structures and identifying numbers of all CRF1 Receptor Modulatory Compounds that such Party has invented, synthesized, discovered to be a CRF1 Receptor Modulatory Compound, or in-licensed during the term of the Research Program; provided, however, that such list shall not include any Compounds in-licensed as an Ex-Program Product; and provided further that, with respect to Unavailable Compounds for which the disclosure of compound structures would violate a confidentiality agreement with a Third Party, such list will only include the identifying number of each of those Unavailable Compounds, the nature of the circumstances resulting in such status, and the date(s) when the Third Party confidentiality restrictions will terminate, upon each such date an addendum to the list shall be provided disclosing the structures of those Unavailable Compounds, which addendum shall be treated in all respects as part of the original list. Within sixty (60) days of the end of the Research Program, such lists shall be finalized and provided in confidence to the patent department of the other Party. The Patent departments shall then coordinate their efforts for developing patent strategies during the year following the end of the Research Program.

(b) Each Party agrees that the list so provided to it shall be kept in strictest confidence by its patent department and that, except as required to enforce such Party’s rights under this Agreement (and even then to the most limited extent possible), no disclosure regarding the compounds recorded on such list shall be made outside of such patent department.

ARTICLE 14
MISCELLANEOUS

14.1 Disputes. If, within thirty (30) days after a matter is first considered, the Parties are unable to resolve a dispute or if the Research Committee is unable to reach a decision on any matter within the scope of its responsibilities, Aventis or Neurogen, by written notice to the other, may have such dispute referred to its respective executive officer designated by each Party for attempted resolution by good faith negotiations. Any such dispute shall be submitted to such executive officers no later than thirty (30) days following such request by either Aventis or Neurogen. Except for (i) disputes concerning the decisions of the Research Committee (other than decisions for which this Agreement expressly requires a Non-Referable decision) and (ii) disputes concerning the Product Development Committee (other than decisions subject to a Diligence Referral pursuant to Section 5.3), in the event the designated executive officers are not able to resolve any such dispute within thirty (30) days after submission of the dispute to such executive officers, the Parties may resort to available judicial or other remedies, including the provisions of Section 5.3(c), if applicable. Disputes concerning the decisions of the Research Committee (except for decisions for which this Agreement expressly requires a Non-Referable decision) and disputes concerning the Product Development Committee (except for decisions subject to a Diligence Referral pursuant to Section 5.3) shall each ultimately be conclusively determined by Aventis. Notwithstanding anything in this Agreement to the contrary, the preceding sentence shall not be deemed to affect in any way the obligations of either Party under this Agreement.

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

14.4 Force Majeure. No Party shall be liable to the other Party for loss or damages or shall have any right to terminate this Agreement or to seek a Diligence Referral for any default or delay attributable to any Force Majeure, if the Party affected shall give prompt notice of any such cause to the other Party. The Party giving such notice shall thereupon be excused from such of its obligations hereunder as it is thereby disabled from performing for so long as it is so disabled, provided, however, that such affected Party commences and continues to use its Commercially Reasonable Efforts to cure such disablement.

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

14.6 AmendmentM. No amendment, modification or supplement of any provision of this Agreement shall be valid or effective unless made in writing and signed by a duly authorized officer of each Party.

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

14.14 No Trademark Rights. Except as otherwise provided herein, no right, express or implied, is granted by this Agreement to use in any manner the name “Neurogen,” “Aventis,” or any other trade name or trademark of the other Party or its Affiliates in connection with the performance of this Agreement.

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

[Signatures on Following Page]

IN WITNESS WHEREOF, duly authorized representatives of the Parties have duly executed this Agreement as of the date first written above to be effective as of the Effective Date.

AVENTIS PHARMACEUTICALS INC.

By: ___/s/ Errol de Souza________________
Name: Name: Errol de Souza
Title: Title: Sr. VP US DI&A

NEUROGEN CORPORATION

By: __ /s/ William H. Koster, ___________
Name: William H. Koster, Ph.D.
Title: President and CEO

Schedule 1.1(a)

Procedure for Neurogen’s Standard Screening Assay

Schedule 1.1(c)

Examples of Determination of Active Compounds

Schedule 1.8

Aventis Project Progression Manual
Schedule 1.29

Examples of Determination of CRF1 Receptor Modulatory Compound

Schedule 1.31

Chemical Diagrams of EDC Program Candidates to be inserted

Schedule 1.56

Neurogen Contributed Technology

Schedule 1.58

Neurogen Initial Report

Schedule 3.2

Product Development Plan

Schedule 4.3

Research Plan

Schedule 7

Examples Milestone Payments under Article 7

Schedule 9.2(b)

Neurogen Patent Rights