Form 10-Q
period 2002-09-30
NEUROGEN CORP
filed 2002-11-14
CIK 849043

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

Yes	X	No	_

As of November 14, 2002 the registrant had 17,874,510 shares of Common Stock outstanding.

FORM 10-Q

For the Quarter Ended
September 30, 2002

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2002 and December 31, 2001
Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2002 and 2001
Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001
Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signature

Certifications

Exhibit Index

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

NEUROGEN CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except per share data) (UNAUDITED)
	September 30	December 31
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$25,146	$51,062
Restricted cash	1,013	1,500
Marketable securities	57,734	54,237
Receivables from corporate partners	1,461	1,554
Other current assets, net	1,304	3,027

Total current assets	86,658	111,380

Property, plant & equipment :
Land, building and improvements	31,280	30,489
Equipment and furniture	17,264	16,162
Construction in progress	109	462

	48,653	47,113
Less accumulated depreciation and amortization	15,136	13,062

Net property, plant and equipment	33,517	34,051

Other assets, net	681	525

Total assets	$120,856	$145,956

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,535	$3,595
Unearned revenue from corporate partners, current portion	2,000	6,699
Current portion of loans payable	1,376	1,365

Total current liabilities	6,911	11,659

Unearned revenue from corporate partners, net of current portion	6,385	7,885
Loans payable, net of current portion	19,996	21,029

Total liabilities	33,292	40,573

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $.025 per share
Authorized 30,000 shares; issued and outstanding
17,874 shares at September 30, 2002 and 17,733
shares at December 31, 2001	447	443
Additional paid-in capital	176,580	174,709
Accumulated deficit	(86,905)	(67,685)
Deferred compensation	(3,368)	(2,750)
Accumulated other comprehensive income	810	666

Total stockholders' equity	87,564	105,383

Total liabilities and stockholders' equity	$120,856	$145,956

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Operating revenues:
License fees	$500	$2,386	$8,949	$6,131
Research and development	1,009	720	3,468	2,160

Total operating revenues	1,509	3,106	12,417	8,291

Operating Expenses:
Research and development:
Stock compensation	57	12	39	915
Other research and development	8,163	8,635	27,435	25,949

Total research and development	8,220	8,647	27,474	26,864

General and administrative:
Stock compensation	139	422	429	494
Other general and administrative	1,644	1,685	5,350	4,946

Total general and administrative	1,783	2,107	5,779	5,440

Total operating expenses	10,003	10,754	33,253	32,304

Operating loss	(8,494)	(7,648)	(20,836)	(24,013)

Other income (expense):
Investment income	609	1,040	2,156	3,791
Interest expense	(274)	-	(828)	-

Total other income, net	335	1,040	1,328	3,791

Net loss before income taxes	(8,159)	(6,608)	(19,508)	(20,222)

Income tax benefit	361	-	288	-

Net loss	$(7,798)	$(6,608)	$(19,220)	$(20,222)

Basic and diluted loss per share	$(0.44)	$(0.38)	$(1.09)	$(1.16)

Shares used in calculation of loss per share:
Basic and diluted	17,620	17,492	17,607	17,435

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (UNAUDITED)

Nine months ended September 30	2002	2001

Cash flows from operating activities:
Net loss	$(19,220)	$(20,222)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization expense	2,342	1,981
Stock compensation expense	469	1,409
Other non-cash expense	1,323	709
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(60)	(2,157)
Decrease in unearned revenue from corporate partners	(6,199)	(2,661)
Decrease in receivables from corporate partners	93	1,274
Decrease in other assets, net	1,460	510
Income tax benefits from exercise of stock options	350	-

Net cash used in operating activities	(19,442)	(19,157)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,953)	(5,770)
Purchases of marketable securities	(59,289)	(63,611)
Maturities and sales of marketable securities	55,200	62,051
Proceeds from sales of assets	101	30

Net cash used in investing activities	(5,941)	(7,300)

Cash flows from financing activities:
Proceeds from issuance of debt	-	3,088
Principal payments under loans payable	(1,022)	(59)
Change in restricted cash	487	-
Exercise of employee stock options	2	678

Net cash (used in) provided by financing activities	(533)	3,707

Net decrease in cash and cash equivalents	(25,916)	(22,750)
Cash and cash equivalents at beginning of period	51,062	48,086

Cash and cash equivalents at end of period	$25,146	$25,336

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements have been prepared from the books and records of Neurogen Corporation (" Neurogen" or the "Company") in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements including the significant accounting policies described in Note 1, for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No.146 are effective for exit or disposal activities initiated after December 31, 2002. However, as encouraged in the statement, the Company has early adopted SFAS No. 146 and plans to apply its respective provisions to the exit activity undertaken in the fourth quarter (described in Note 6).

Comprehensive loss for the nine-month periods ending September 30, 2002 and 2001 were $19,076,000 and $19,611,000, respectively. The differences between net loss and comprehensive net loss is due to changes in the unrealized gain on marketable securities.

(2) STOCK-BASED AWARDS

To date in 2002, an aggregate of 100,000 shares of restricted stock were granted to certain newly hired officers and one existing officer. Of the total shares granted, 50% vest after four years and 50% after five years from date of grant provided the officer remains an employee of the Company. In January 2002, 15,000 options to purchase common stock at the exercise price of $14.30 were granted to a director of the Company for consulting services to be performed. The Company has recorded deferred compensation totaling $1,380,000 for these awards, which is being amortized ratably over the service period required for awards to vest. For the nine months ending September 30, 2002, the Company recorded $153,000 in non-cash compensation expense related to these 2002 awards.

(3) INCOME TAXES

In the third quarter of 2002, the Company filed its 2001 tax return with the State of Connecticut and elected to exchange their 2001 research and development credits for cash at a rate of 65% and as a result recorded a benefit of $366,000. Of this benefit, $361,000 was recorded in the Statement of Operations and the remainder, related to the exercise of stock options, was recorded to additional paid-in-capital.

(4) SUBSEQUENT EVENT

In October 2002, the Company announced a program to further enhance the efficiency of its drug discovery platform, reduce costs and to more closely align the Company’s investment of resources with long-term business goals. As part of this plan, Neurogen reorganized certain departments and eliminated 24 positions, representing approximately 10% of its total workforce. The reduction in force was communicated to respective employees and severance agreements were executed in October 2002 which are expected to be completed by March 2003. The Company expects to record a charge of approximately $400,000 in the fourth quarter of 2002 for employee termination costs.

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

The preparation of Neurogen's financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates in the areas of marketable securities and investments, license and research arrangements, income taxes, accruals and stock compensation. Estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. For a complete description of the Company's accounting policies, see Note 1 to the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future strategic alliances, technology transfer agreements, joint ventures or financings, if any, the progress of the Company's research and development and technology transfer projects, technological advances and determinations as to the commercial potential of proposed products. Neurogen believes its research and development costs may increase significantly over the next several years as its drug development programs progress. In addition, general and administrative expenses would be expected to increase substantially to support any expanded research and development activities.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

The Company's operating revenues decreased to $1.5 million for the three months ended September 30, 2002 as compared to $3.1 million for the same period in 2001. This decrease is primarily due to the June 2002 completion of a technology transfer agreement with Pfizer Inc. ("Pfizer"), described below, which comprised the license fees revenue of $2.4 million in the third quarter of 2001. The 2002 license fees revenue includes the recognition of $0.5 million of an up-front payment of $10.0 million received as part of our collaboration with Aventis Pharmaceuticals Inc. ("Aventis") in December 2001 (the "Aventis Agreement"), which is described below. Research and development revenue of $1.0 million recognized in 2002 relates to research funding earned from the Aventis Agreement, whereas the revenue of $0.7 million for 2001 represents the recognition of discovery research funding under a central nervous system research and development collaboration with Pfizer which research funding reached its scheduled conclusion in 2001.

Research and development expenses, excluding non-cash stock compensation charges, decreased 5 percent to $8.2 million for the three-month period ended September 30, 2002 as compared to $8.6 million for the same period in 2001. The decrease is primarily due to quarterly fluctuations of expenses associated with the development of drug candidates. Research and development expenses represented 84 percent of total expenses in each of the three month periods ended September 30, 2002 and 2001, excluding non-cash stock compensation charges.

While the Company maintains a system to record the level of staffing on its research and development projects, it currently does not maintain cost accounting systems to accurately track costs on an individual project basis because a significant portion of its research and development expenses, such as laboratory supplies, travel, information systems and services and facilities costs such as utilities and depreciation benefit multiple projects and therefore are not individually tracked to a project. Therefore, the Company is unable to accurately track individual project costs and estimate research and development costs by project.

General and administrative expenses, excluding non-cash stock compensation charges, remained stable at $1.6 million for the three-month period ended September 30, 2002 compared to $1.7 million for the same period in 2001.

Total stock compensation expenses decreased from $0.4 million for the three-month period ended September 30, 2001 to $0.2 million for the same period in 2002. Compensation expense for 2002 and 2001 is primarily composed of continuing non-cash charges related to grants of stock awards to certain officers of the Company. The 2001 expense includes a one-time non-cash charge of $0.2 million for the modification of certain stock options held by an executive officer.

Other income decreased from $1.0 million in the three-month period ended September 30, 2001 to $0.3 million in the same period of 2002. This difference is primarily due to an increase in interest expense associated with a $17.5 million first mortgage debt financing the Company entered into in December 2001 and to a decrease in interest income due to lower overall returns on invested funds.

For the three month period ended September 30, 2002, the Company recorded a net income tax benefit of $0.4 million. This benefit is the result of the filing in September 2002 of the Company's 2001 tax return with the State of Connecticut whereby the Company elected to exchange its 2001 research and development credits for cash at the statutorily provided exchange rate of 65%.

The Company recognized a net loss of $7.8 million for the three months ended September 30, 2002 as compared with a net loss of $6.6 million for the same period in 2001. The increase in net loss is primarily due to the decrease in license fees revenue described above.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

The Company's operating revenues increased to $12.4 million for the nine months ended September 30, 2002 from $8.3 million for the same period in 2001. This increase is primarily due to the $2.0 million recognition of license fees revenue under the Pfizer technology transfer agreement for the achievement of a milestone event in June 2002 and a change in the source of research and development revenues. Research and development revenue of $2.2 million recognized in 2001 relates to discovery research funding under a central nervous system research and development collaboration with Pfizer which research funding reached its scheduled conclusion on December 31, 2001, whereas the revenue of $3.5 million for 2002 represents the recognition of a larger amount of research funding earned under the Aventis Agreement. License fees revenue in 2002 includes the recognition of $1.5 million of an up-front payment of $10.0 million received as part of the Aventis Agreement, as well as $7.4 million of revenue related to the Pfizer technology transfer agreement, compared with $6.1 million recognized in 2001.

Research and development expenses, excluding non-cash stock compensation charges, increased 6 percent to $27.4 million for the nine-month period ended September 30, 2002 as compared to $25.9 million for the same period in 2001. The increase is primarily due to further development of potential drug candidates, including the funding of clinical trials for the Company's candidate for the treatment of certain inflammatory disorders. Research and development expenses represented 84 percent of total operating expenses (excluding non-cash stock compensation charges) in each of the nine-month periods ended September 30, 2002 and 2001.

While the Company maintains a system to record the level of staffing on its research and development projects, it currently does not maintain cost accounting systems to accurately track costs on an individual project basis because a significant portion of its research and development expenses, such as laboratory supplies, travel, information systems and services and facilities costs such as utilities and depreciation benefit multiple projects and therefore are not individually tracked to a project. Therefore, the Company is unable to accurately track individual project costs and estimate research and development costs by project.

General and administrative expenses, excluding non-cash stock compensation charges, increased 8 percent to $5.4 million for the nine-month period ended September 30, 2002 compared to $4.9 million for the same period in 2001. The increase is primarily a result of selective additions to external administrative services required to facilitate Neurogen's continued drug discovery and development activity.

Total stock compensation expenses decreased from $1.4 million for the nine-month period ended September 30, 2001 to $0.5 million for the same period in 2002. The 2002 compensation expense is primarily composed of continuing non-cash charges for grants of certain stock awards in 1997, 2001 and 2002 to certain officers of the Company. The 2001 expense included non-cash charges to income for grants of certain stock awards in 1997 and 2001, as well as a one-time non-cash charge of $1.0 million for the modification of certain stock options held by two executive officers.

Other income decreased from $3.8 million in the nine-month period ended September 30, 2001 to $1.3 million in the same period of 2002. This difference is primarily due to an increase in interest expense associated with a $17.5 million first mortgage debt financing the Company entered into in December 2001 and to a decrease in interest income due to lower overall returns on invested funds.

For the nine month period ended September 30, 2002, the Company recorded a net income tax benefit of $0.3 million. This benefit is the result of a $0.4 million benefit from the filing in September 2002 of the Company's 2001 tax return with the State of Connecticut whereby the Company elected to exchange its 2001 research and development credits for cash at the statutorily provided exchange rate of 65% and the recognition of a $0.1 million expense related to the Company's March 2002 amendment of its 2000 tax return whereby the Company elected to exchange its 2000 research and development credits for cash.

The Company recognized a net loss of $19.2 million for the nine months ended September 30, 2002 as compared with a net loss of $20.2 million for the same period in 2001. The decrease in net loss is primarily due to the increase in revenues partly offset by the increase in operating expenses and decrease in other income described above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002 and December 31, 2001, cash, cash equivalents (including restricted cash) and marketable securities in the aggregate were $83.9 million and $106.8 million , respectively. A total amount of $37.5 million of the marketable securities at September 30, 2002 have maturities greater than one year. However, the Company can and may liquidate such investments prior to maturity to meet its strategies and/or investment objectives. The Company's aggregate level of cash, cash equivalents and marketable securities decreased during the first three quarters of 2002 from operating losses, purchases of property, plant and equipment and loan repayments. These levels have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below. The Company plans to use its cash, cash equivalents and marketable securities for its research and development activities, working capital and general corporate purposes.

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

The Company is in the early stage of product development. It has not derived any product revenues from product sales and does not expect to derive any product revenues for at least the next several years, if at all. Prior to deriving any such product revenues, the Company expects to incur significant losses and negative cash flows which in the aggregate could exceed the Company’s existing cash resources. To provide cash to fund its operations until such time as it achieves sustainable revenues, the Company relies extensively on its ability to develop drug discovery programs of sufficient value to either partner the programs with pharmaceutical companies or raise capital through equity financings.

To the extent that drug candidates progress in the Company’s currently unpartnered programs, such as its program for the treatment of inflammatory disorders or earlier stage programs, such progress could lead to the opportunity to partner on terms which provide capital, revenues and cash flows to the company or the opportunity to raise capital through equity offerings. If unpartnered programs do not progress or do not progress on schedule, such opportunities would be delayed and may not materialize at all.

To the extent that drug candidates progress in the Company’s partnered programs, such as the Company’s insomnia program partnered with Pfizer or its depression and anxiety program partnered with Aventis, such progress could result in milestone payments and additional research and development funding to the Company under the respective collaboration agreements. Such progress could also provide the opportunity to raise capital through equity offerings. If partnered programs do not progress or do not progress on schedule, such opportunities would be delayed and may not materialize at all.

Lack of progress, scheduling delays or failures in any of the Company’s major programs could significantly reduce the Company’s levels of revenues, cash flows and cash available to fund its business. It could also significantly increase the Company’s cost of capital and limit its ability to raise equity capital. All of the Company’s compounds in development, whether in human clinical trials or not, will require significant additional research, development and testing before they can be commercialized. Furthermore, the scope, magnitude and timing of future research and development expenses, as well as anticipated project completion dates, are difficult to predict. Generally speaking, biopharmaceutical development includes a series of steps, ranging from pre-clinical testing to clinical studies in humans. Each step in the process is typically more expensive than the previous step, but actual timing and cost for completion depends on the specific progress of each product being tested.

While the Company cannot accurately predict the time required or the cost involved in commercializing any one of its candidates, new drug development typically takes many years and tens or hundreds of millions of dollars. In addition, developing new drugs is an extremely uncertain process where most candidates fail and uncertain developments such as clinical or regulatory delays, side effects, undesirable drug properties or ineffectiveness of a drug candidate would slow or prevent the development of a product. If we or our partners are unable to commercialize one or more of our drug products, we will never achieve product revenues and may eventually be unable to continue our operations. This result would cause our shareholders to lose all or a substantial portion of their investment.

The debt agreements entered into by the Company to date include a first mortgage loan financing in December 2001, and a construction loan entered into in October 1999. Total proceeds received under these agreements was $22.5 million. As of September 30, 2002, Neurogen is not engaged in any significant lease or capital expenditure commitments.

In October 2002, Neurogen reorganized certain departments and eliminated 24 positions, representing approximately 10% of its total workforce. The Company expects to record a charge of approximately $400,000 in the fourth quarter of 2002 for employee termination costs, such as severance pay, continuation of benefits and personal outplacement support.

Neurogen anticipates that under the restructured operating program, its current cash balance, as supplemented by research funding pursuant to its collaborative research, licensing and technology transfer agreements, will be sufficient to fund its current and planned operations into at least early 2005. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to, the progress of the Company's research and development programs, the timing and results of preclinical testing and clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of its proposed products, the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs, conducting clinical studies, obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. Many of these factors could significantly increase the Company's expenses and use of cash. The Company anticipates that it may augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

As of December 31, 2001, the Company had approximately $83.4 million and $5.7 million of net operating loss and research and development credit carryfowards, respectively, available for federal income tax purposes which expire in the years 2007 through 2021. The Company also had approximately $71.9 million and $1.0 million of Connecticut state tax net operating loss and research and development credit carryfowards, respectively, which expire in the years 2002 through 2021. In September 2002, the Company applied to exchange year 2001 Connecticut research and development credits for cash proceeds under current Connecticut tax law provisions (as mentioned above). Neurogen received a payment from the State of Connecticut of $2.2 million in April 2002 for the exchange of fiscal year 2000 research and development credits. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

COLLABORATIVE RESEARCH AGREEMENTS

Aventis

In December 2001, Neurogen entered into a collaboration and license agreement with Aventis pursuant to which Aventis made an initial payment of $10 million and agreed, among other things, to fund a specified level of resources for three years for Neurogen's program for the discovery and research of CRF1 receptor-based drugs for a broad range of applications, including the therapeutic treatment of depression and anxiety disorders. Aventis has the option to extend the discovery and research effort for up to an additional two years or to terminate the collaboration prior to its scheduled conclusion and transfer all rights to the collaborative program to Neurogen. As of September 30, 2002, the Company has received $2.6 million of research funding from Aventis. Neurogen is also eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved subject to the collaboration. In return, Aventis received the exclusive worldwide rights to develop, manufacture and market collaboration drugs that act through the CRF1 receptor, for all therapeutic indications for which the drugs may be used. Aventis will pay Neurogen royalties based upon net sales levels, if any, for collaboration products. Also under the agreement, Aventis is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any.

Pfizer

In June 1999, Neurogen and Pfizer entered into a technology transfer agreement (the "Pfizer Technology Transfer Agreement"). Under the terms of this agreement, Pfizer agreed to pay Neurogen a total of up to $27.0 million over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD technologies for the discovery of new drugs, along with the installation of an AIDD system. Additional payments are also possible upon Pfizer's successful utilization of this technology. Pfizer received a non-exclusive license to certain AIDD intellectual property and the right to employ this technology in its own drug development programs. As of September 30, 2002, Pfizer had provided $27.0 million in license fees pursuant to the Pfizer Technology Transfer Agreement, which terminated per schedule in June 2002.

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

Capital market risk. The Company currently has no product revenues and is dependent on funds raised through other sources. One source of funding is through further equity offerings. The ability of the Company to raise funds in this manner and the cost of such fund raising is dependent upon capital market forces affecting the stock price of the Company.

ITEM 4. CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Business Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Business Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On July 15, 2002, the Company held its annual meeting of stockholders (i) to elect a board of eleven directors (Proposal 1);(ii) to adopt the amendments to the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (Proposal 2) and (iii) to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the independent auditors for the Company for the fiscal year ending December 31, 2002 (Proposal 3).

Proposal 1

The stockholders elected the persons named below, the Company's nominees for directors, as directors of the Company, casting votes in favor of such nominees or withholding votes as indicated:

	Votes in Favor	Votes Withheld
Felix J. Baker, Ph.D.	12,866,476	138,850
Julian C. Baker	12,866,476	138,850
Barry M. Bloom, Ph.D.	12,866,476	138,850
Robert N. Butler, M.D.	12,866,376	138,950
Frank C. Carlucci	12,866,276	139,050
Stephen R. Davis	12,651,570	353,756
William H. Koster, Ph.D.	12,651,570	353,756
Mark Novitch, M.D.	12,866,376	138,950
Craig Saxton, M.D.	12,866,476	138,850
John Simon	12,866,476	138,850
Suzanne H. Woolsey, Ph.D.	12,866,476	138,850

The Stockholders approved Proposal 2, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained
Proposal 2	10,135,812	2,867,837	1,677

The Stockholders approved Proposal 3, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained
Proposal 3	12,932,126	73,000	200

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

NEUROGEN CORPORATION

By: /s/ STEPHEN R. DAVIS

Stephen R. Davis
Executive Vice President
and Chief Business Officer
Date: November 14, 2002

CERTIFICATIONS

I, William H. Koster, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Neurogen Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ William H. Koster

William H. Koster
President and Chief Executive Officer
Date: November 14, 2002

CERTIFICATIONS

I, Stephen R. Davis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Neurogen Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Stephen R. Davis

Stephen R. Davis
Executive Vice President and Chief Business Officer
Date: November 14, 2002

Exhibit Index
Exhibit Number	Description

10.1 -	Amendments to the Neurogen Corporation Non-Employee Directors Stock Option Program.
99.1 -	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 -	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.1

Amendments to the
Neurogen Corporation 2000 Non-Employee
Directors Stock Option Program

WHEREAS, pursuant to Section 9 of the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (the "Program"), the Neurogen Corporation ("Neurogen" or the "Company") Board of Directors (the "Board") has the authority to amend the Program in certain respects, subject to shareholder approval; and

WHEREAS, the Board has approved the following amendments (the "Amendments") to the Program and the presentation of such amendments to the Company's shareholders for their approval at the 2002 Annual Meeting scheduled to be held on July 15, 2002;

NOW THEREFORE, subject to the approval of the Company's shareholders, the Program shall be amended as follows:

  The Program shall be amended to add the following definition as Section 2.8, with subsequent definitions in Section 2 being renumbered accordingly:

"2.8 "Committee Grant" shall have the meaning set forth in Section 4.4 of the Program."

  The Program shall be amended to add Committee Grants to the definition of the term "Grant Date" by changing Section 2.13 of the Program to read as follows:

"2.13 "Grant Date" means the date on which an Initial Grant, an Annual Grant or a Committee Grant is made to an Eligible Director."

  The Program shall be further amended to increase the number of shares available under the Program by changing the first sentence of Section 3.2 of the Program to read as follows:

"The maximum number of shares of Common Stock in respect of which Options may be granted under the Program, subject to adjustment as provided in Section 8.2 of the Program, shall not exceed four hundred thousand
(400,000) shares (the "Option Shares")."

  The Program shall be further amended to increase the number of Option Shares underlying the Initial Grant to each Eligible Director from 5,000 to 20,000 by changing Section 4.2 of the Program to read as follows:

"4.2 Initial Grant. An initial Option to acquire twenty thousand (20,000) Option Shares (subject to adjustment as provided in Section 8.2 of the Program) shall be granted (an "Initial Grant") to each Eligible Director immediately following any Annual Meeting at which such Eligible Director is first elected by the Company's shareholders or when such Eligible Director is otherwise first elected or appointed by the Board to be a director, whichever is applicable; provided, however, that a Reelected Director shall not receive a second Initial Grant."

  The Program shall be further amended to add the following Section 4.4, with later subsections in Section 4 being renumbered accordingly:

"4.4 Committee Grant. An annual Option (in addition to any Annual Grant) to acquire up to a maximum of five thousand (5,000) Option Shares (as adjusted pursuant to Section 8.2 of the Program) shall be granted (a "Committee Grant") each year upon the designation of the Executive, Compensation, Science, Audit and Finance Committees of the Board (an "Eligible Committee") to each Eligible Director, representing a grant to each Eligible Director to acquire one thousand five hundred (1500) shares with respect to each such Eligible Committee on which he or she serves as a non-chair member and two thousand five hundred (2500) shares with respect to each such committee of which he or she serves as the chair or co-chair. The Board, as it sees fit, shall be authorized to add new committees to or delete current or future committees from the definition of "Eligible Committees", which are then subject to the operation of this Section 4.4."

  The Program shall be further amended to include Committee Grants in the designation of the option exercise price per Option Share by changing the renumbered Section 4.5 (formerly Section 4.4) to read as follows:

"4.5 Exercise Price. The option exercise price per Option Share for an Initial Grant, an Annual Grant or a Committee Grant shall be the Fair Market Value on the Grant Date."

  The Program shall be further amended to increase the vesting period for each Option granted pursuant to an Initial Grant from one year to three years, and to provide for one-year vesting of Committee Grants, by changing Section 5 of the Program to read as follows:

"5. Vesting.

5.1 Initial Grant Options. Subject to Section 4.8 and Section 6 of the Program, each Option granted pursuant to an Initial Grant shall become exercisable with respect to one-thirty-sixth (1/36) of the aggregate underlying Option Shares on the last day of each month, beginning with the last day of the month in which such Option was granted.

5.2 Annual Grant Options and Committee Grant Options. Subject to Section 4.8 and Section 6 of the Program, each Option granted pursuant to an Annual Grant or a Committee Grant shall become exercisable with respect to one-twelfth (1/12) of the aggregate underlying Option Shares on the last day of each month, beginning with the last day of the month in which such Option was granted."

  Effective Date. These Amendments shall become effective upon the approval of the Company's shareholders.

Exhibit 99.1

Neurogen Corporation
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

Pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sections 1350(a) and (b)), the undersigned hereby certifies as follows:

1. I am the President and Chief Executive Officer of Neurogen Corporation (the “Company”).

2. To the best of my knowledge:

  The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 accompanying this Certification, in the form filed with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”); and

  The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002

\s\William H. Koster
William H. Koster
President and Chief Executive Officer

Exhibit 99.2

Neurogen Corporation
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

Pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sections 1350(a) and (b)), the undersigned hereby certifies as follows:

1. I am the Executive Vice President and Chief Business Officer of Neurogen Corporation (the “Company”).

2. To the best of my knowledge:

  The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 accompanying this Certification, in the form filed with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”); and

  The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002

\s\Stephen R. Davis
Stephen R. Davis
Executive Vice President and Chief Financial Officer