Form 10-K/A
period 2001-12-31
NEUROGEN CORP
filed 2003-01-09
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A3

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

     The  approximate  aggregate  market  value  of the  Common  Stock  held  by non-affiliates  of the registrant was  $183,571,000  as of March 1, 2002,  based upon the closing  price of the Common  Stock as reported on The Nasdaq  National
Market on such date.  This number is provided  only for  purposes of this report and does not represent an admission by either the registrant or any person as to the status of such person.

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

     Neurogen is constantly working to gain and maintain a competitive advantage in the process of discovering and developing new drug  candidates.  As a result, we have generated a  high-quality  collection,  or library,  of over 1.3 million potential  drug  compounds  and have  created  powerful new drug  discovery  and refinement  technologies.  The prime  example of these new  technologies  is our
Accelerated Intelligent Drug Discovery AIDD(TM) system.  Intellectual properties comprising  proprietary  technical  elements  of AIDD have not been  patented by
Neurogen, but rather are protected as Neurogen trade secrets. Our AIDD system is an engine  for the  discovery  of new drug leads and the  optimization  of these leads to create drug candidates for clinical  development.  We believe that this system also enables us to generate  chemical matter with which to rapidly assess the  functional  utility of new  gene-based  targets.  Our AIDD  system is a key factor  contributing  to our belief that our small  molecule drug  discovery and development  platform is among the most  advanced and efficient in the industry.
Since our initial development of the technology in 1994, AIDD has contributed to each of our drug discovery programs.  AIDD now contributes to all of our ongoing drug discovery  programs,  and also contributed to the discovery of all three of our compounds that are currently in clinical trials.

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

Components of Neurogen's Discovery and Development Platform

     o   Accelerated Intelligent Drug Discovery (AIDD(TM))system

               AIDD is an integrated system of hardware, software, and processes that  allows  scientists  to improve  on the trial and error  approach traditionally  associated  with drug discovery and  development.  This system  incorporates  automated  robotics  guided by  state-of-the-art
          computerization,    including    neural    network-based    artificial
          intelligence,  to aid our scientists as we design,  model,  synthesize and screen new  chemical  compounds.  Rather  than any one  particular element,  we believe that it is our  assembly of these drug  discovery technologies into an integrated system that distinguishes our approach and  enables  AIDD  to  give  us  a  distinct  competitive  advantage.
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
           - Pfizer received a non-exclusive,perpetual license to a  portion of our  AIDD technology.
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
           - Aventis is required to  pay us royalties based on net sales levels, if any, for such products.

     Neurogen   incurred   research   and   development   costs  (net  of  stock
compensation) of $34,494,000,  $28,048,000, and $23,965,000 for the years ending
December 31, 2001, 2000 and 1999, respectively.  During those same time periods, the Company  recognized  research and  development  funding,  which was provided under its collaboration  agreements,  of $3,056,000,  $9,205,000 and $9,709,000, respectively.  Thus, during those time periods, overall research and development funding  as a  percentage  of total  research  and  development  costs (for both partnered and unpartnered programs)was 9%, 33% and 40%, respectively.

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

     The  preparation  of Neurogen's  financial  statements  in conformity  with generally accepted  accounting  principles  requires  management to make certain estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities  and disclosure of contingent  assets and liabilities at the date of the  financial  statements  and the  reported  amounts of revenues  and expenses during  the  reporting  period.  Management  makes  estimates  in the  areas  of marketable  securities  and  investments,  license  and  research  arrangements, collaboration  costs,  income  taxes,  accruals and stock  compensation.  Actual results could differ from those estimates.

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

     The  Company has  entered  into  collaborative  research  agreements  which provide for the partial funding of specified  projects in exchange for the grant of  certain  rights  related  to  potential  discoveries.  Revenue  under  these arrangements  typically includes upfront  non-refundable  fees, ongoing payments for  specified  levels of staffing  for  research and  milestone  payments  upon occurrence of certain events. The upfront fees are recognized as revenue ratably over the  period of  performance  under the  research  agreement.  The  research funding is  recognized as revenue as the related  research  effort is performed.
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

Stock-Based Compensation

     The Company  primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company has also issued restricted stock to key executives which vest over specified  service periods.  The Company accounts for grants of stock options and restricted  stock in accordance with APB Opinion No.
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

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     The Company's fiscal 2001 operating  revenues decreased 44 percent to $11.5 million from 2000  operating  revenues of $20.4  million,  which was an increase from  1999  operating  revenues  of  $10.2  million.  The  decrease  in 2001 was primarily due to a decrease in research and development  revenues resulting from a scheduled  reduction in the Company's staffing on collaborative  programs with
Pfizer (the GABA and NPY programs  described below) and the related reduction in discovery  research funding,  which comprised $2.9 million of operating revenues in 2001 as compared to $8.8  million in 2000.  The  recognition  of license fees revenue pursuant to the Pfizer Technology  Transfer Agreement  (described below)
also  decreased from $11.2 million in 2000 to $8.5 million in 2001. The increase in 2000 operating revenues was primarily due to the recognition of $11.2 million in license fees  revenue  under the Pfizer  Technology  Transfer  Agreement,  as compared  to $0.5  million  under  such  agreement  in 1999,  offset by a slight decrease in research  funding on the GABA and NPY programs  from $9.4 million in
1999 to $8.8 million in 2000.

     Research and development  expenses,  excluding  non-cash stock compensation charges,  increased 23 percent to $34.5 million in 2001 as compared to 2000, and also  increased  17 percent to $28.0  million in 2000 as compared  to 1999.  The increase in 2001 was primarily due to further external development costs related to potential drug  candidates of $5.5 million  compared to $1.4 million in 2000.
The increase in 2000,  as well as the  remainder of the increase in 2001,was due to the Company's  continued expansion of its AIDD  (TM)(Accelerated  Intelligent
Drug Discovery)  program for the discovery of new drug candidates.  Research and development  expenses represented 84 percent, 83 percent and 85 percent of total operating expenses (excluding non-cash stock compensation charges) for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company expenses all research and development costs as incurred.  While the Company maintains a system to record the level of staffing time spent on its research  and  development  projects,  it does not  maintain a  historical  cost accounting system with sufficient accuracy to reliably estimate its research and development costs on a specific  project-by-project basis. Because a significant portion of the Company's research and development  expenses,  such as laboratory supplies, travel, information systems and services and facilities costs, benefit multiple projects and are not individually tracked to a specific project and the
Company's  staff  timekeeping   system  does  not  account  for  differences  in
compensation  costs between lower level technicians and more senior  scientists, the Company is unable to reliably estimate its research and development costs on a specific project-by-project basis.

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

     Stock compensation expense, which is primarily composed of non-cash charges to income  related  to the grant of  restricted  stock and the  modification  of certain stock options,  was $1.5 million in 2001,  $7.1 million in 2000 and $0.1 million in 1999. In 2000 the Company recorded $6.5 million in stock compensation expense for the vesting of restricted stock to certain employees.

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

     The  Company  is in the  early  stage of  product  development.  It has not derived any product  revenues  from product  sales and does not expect to derive any product  revenues for at least the next several  years,  if at all. Prior to deriving any such product  revenues,  the Company  expects to incur  significant losses and negative cash flows which in the aggregate could exceed the Company's existing cash resources.  To provide cash to fund its operations until such time as it achieves  sustainable  revenues,  the Company  relies  extensively  on its ability to develop drug discovery programs of sufficient value to either partner the programs  with  pharmaceutical  companies or raise  capital  through  equity financings.

     To the extent  that drug  candidates  progress in the  Company's  currently unpartnered  programs,  such as its program for the  treatment  of  inflammatory disorders or earlier stage programs, such progress could lead to the opportunity to  partner  on terms  which  provide  capital,  revenues  and cash flows to the
Company  or the  opportunity  to raise  capital  through  equity  offerings.  If unpartnered  programs do not  progress  or do not  progress  on  schedule,  such opportunities would be delayed and may not materialize at all.

     To the extent  that drug  candidates  progress in the  Company's  partnered programs,  such as the Company's  insomnia program  partnered with Pfizer or its depression  and anxiety  program  partnered  with Aventis,  such progress  could result in milestone payments and additional  research and development funding to the Company under the respective collaboration  agreements.  Such progress could also provide the  opportunity  to raise capital  through  equity  offerings.  If partnered  programs  do  not  progress  or do not  progress  on  schedule,  such opportunities would be delayed and may not materialize at all.

     Lack of  progress,  scheduling  delays or failures in any of the  Company's major programs could significantly reduce the Company's levels of revenues, cash flows and cash  available  to fund its  business.  It could  also  significantly increase  the  Company's  cost of capital and limit its ability to raise  equity capital.  All of the  Company's  compounds  in  development,  whether  in  human
clinical  trials  or  not,  will  require   significant   additional   research,
development  and testing  before they can be  commercialized.  Furthermore,  the scope, magnitude and timing of future research and development expenses, as well as anticipated  project  completion  dates, are a series of steps,  ranging from pre-clinical  testing to clinical studies in humans. Each step in the process is typically

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

     The  debt  agreements  entered  into by the  Company  to date  include  the commercial  term  mortgage  loan  financing in December  2001 with Webster Bank, mentioned  above,  and a  construction  loan  entered  into in October 1999 with
Connecticut  Innovations Inc. Total proceeds  received under these agreements as of December  31, 2001,  are $22.5  million.  Of these  amounts  received,  as of
December 31, 2001, $22.4 million remained outstanding.  An approximate aggregate amount  of $1.4  million  is due and  payable  in each of the next  five  years.
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

     On three  occasions,  Neurogen  and  Pfizer  extended  Neurogen's  research efforts  under the 1992 and 1994 Pfizer  Agreements.  Pursuant to the  extension agreements, which terminated in December 2001, Neurogen received $2.9 million in
2001 (which amount is included in the above-described cumulative totals received for the 1992 and 1994 Pfizer Agreements) for research and development funding of the Company's  GABA-based  anxiolytic,  cognitive  enhancer and sleep  disorders projects.  With the  scheduled  conclusions  of the research  funding  under the
Pfizer  Agreements  mentioned  above,  employee  resources  have been shifted to ongoing projects which are currently unpartnered and for which Neurogen owns all commercial rights.

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

     USE OF  ESTIMATES--The  preparation  of financial  statements in conformity with  generally  accepted  accounting  principles  requires  management  to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities  and disclosure of contingent  assets and liabilities at the date of the  financial  statements  and the  reported  amounts of revenues  and expenses during  the  reporting  period.  Management  makes  estimates  in the  areas  of investments,  license and research  arrangements,  collaboration  costs,  income taxes,  accruals and stock compensation.  Actual results could differ from those estimates.

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

     Since the  adoption of SAB No.  101,  the upfront  fees are  recognized  as revenue ratably over the period of performance under the research agreement. The research  funding is  recognized  as revenue as the related  research  effort is performed.  Each of the Company's  collaborative research agreements specifies a level of funding for each annual full-time  equivalent ("FTE") scientist working on a given  project.  An FTE is the  equivalent of one person  working a certain number of research hours per year. The Company  recognizes its research  revenue under such  collaborative  research  agreements based on the number of FTEs that worked on the project,  subject to a maximum  number of FTEs,  multiplied by the level of funding per FTE defined in the agreement.

     Revenue  derived from the  achievement of milestones is recognized when the milestone event occurs and such event  represents the achievement of a specific, substantive  goal and  measures a  substantive  stage of  development  towards a long-term goal, such as the filing of a New Drug  Application  with the Food and
Drug Administration.

     Neurogen has entered into one  technology  transfer  agreement,  spanning a three year period,  which is  accounted  for as a multiple  element  arrangement where the contract fee is allocated to the different  elements based on evidence of fair  value.  The  Company  identified  three  specific  elements  within the contract, each of which has a separate earnings process. These elements are: (1)
the construction,  delivery,  installation and maintenance of a specified number of AIDD  (Accelerated  Intelligent  Drug Discovery)  systems (some  specifically contracted for and some to be delivered,  at the option of the recipient,  at no additional cost); (2) AIDD technology development and improvement services to be incurred in the second and third years of the  contract  and (3) the delivery of specified AIDD improvements during the third year of the agreement.

     Each element is considered to be separate as: (1) the AIDD systems could be sold  by  Neurogen  unaccompanied  by any of the  other  elements;  (2)  similar development  and  improvement  services have been provided by the Company in the past to several other  collaborative  partners and (3) the separately stated fee for the delivery of the  specified  improvements  is payable upon an  acceptance scheduled  at the  termination  of the  agreement.  None of the  above  elements requires delivery of subsequent elements in order to be functional.

     Based upon  contract  provisions,  each AIDD system must be accepted by the recipient,  and after delivery,  Neurogen has an obligation to provide specified maintenance  on the  system  for  eight  months.  Therefore,  the  contract  fee associated  with each system is  recognized  as revenue  ratably over the period beginning at the date of acceptance  through the end of the maintenance  period.
If the customer  elects to not have an optional system  delivered,  the contract fee allocated to such system will be recognized upon contract  termination.  The contract fee associated  with the AIDD  technology  development  and improvement services is recognized as revenue on a percentage -of -completion basis over the
term  of  service.   The  contract  fee  for  the  delivery  of  specified  AIDD improvements will be recognized upon acceptance by the recipient.

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

     RESEARCH AND  DEVELOPMENT--All  research and development costs are expensed as incurred.

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

     STOCK-BASED  COMPENSATION--The  Company  primarily  grants  qualified stock options for a fixed number of shares to employees  with an exercise  price equal to the fair  market  value of the shares at the date of grant.  The  Company has also issued restricted stock to key executives which vest over specified service periods.  The Company  accounts for grants of stock options and restricted stock in  accordance  with APB  Opinion  No.  25,  "Accounting  for  Stock  Issued  to
Employees," and, accordingly, recognizes no compensation expense for such grants when the grants have an exercise price equal to the fair market value at date of grant.  The Company has adopted the disclosure  only  provisions of Statement of
Financial  Accounting  Standards  ("SFAS") No. 123,  "Accounting for Stock-Based
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

COLLABORATION COSTS
-------------------

     While the Company does not currently  maintain a historical cost accounting system to  accurately  track costs on an  individual  basis,  it does maintain a system  to  record  the  level  of  staffing  time  spent  on its  research  and development  projects.  Based  primarily on the amount of staffing time spent on collaboration  projects  obtained  from this system,  the Company  estimates the approximate  aggregate  amounts of research and  development  costs  incurred in connection with all of the Company's  research  collaborations  were $4,200,000,
$9,250,000  and  $8,640,000  in  2001,  2000  and  1999,   respectively.   These
collaborations generated approximately $3,056,000,  $9,205,000 and $9,709,000 of research  and  development  revenues in the  aggregate  in 2001,  2000 and 1999, respectively.

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

7.   STOCK  OPTIONS,  WARRANTS AND  RESTRICTED STOCK

     The Company has various stock incentive  plans,  under which it has awarded incentive and non-qualified  stock options and restricted  stock.  Stock options are primarily  granted at fair market value at the date of grant,  vest over one to five years and expire up to ten years  after  grant.  Under all plans,  there were  6,179,952  shares of common stock  reserved for future  issuance (of which
4,600,568 are for options  outstanding  and 1,579,384 are for options  available for future grant) as of December 31, 2001.

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
short-term, respectively.

     As of December 31, 2001,  Pfizer held  2,846,000  shares of common stock in the Company,  which represented 16% of total outstanding shares. As discussed in
Note 2 to these  consolidated  financial  statements,  Pfizer has been a partner with Neurogen in several  collaborative  research  agreements since 1992 and one technology transfer agreement since 1999.

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

PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
February 15, 2002

ITEM 9.    CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Directors                    Age     Principal Occupation                                  Director Since
-----------------                    ---     --------------------                                  --------------

Felix J. Baker, Ph.D.                33      Managing Partner, Baker Brothers Investments          May 1999

Julian C. Baker                      36      Managing Partner, Baker Brothers Investments          May 1999

Barry M. Bloom, Ph.D.                73      Former Executive Vice President, Pfizer Inc.          December 1993

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
                                             Chairman, The Carlyle Group

Stephen R. Davis                     41      Executive Vice President and Chief Business           September 2001
                                             Officer, Neurogen Corporation

William H. Koster, Ph.D.             57      President and Chief Executive Officer,                September 2001
                                             Neurogen Corporation

Mark Novitch, M.D.                   70      Former Vice Chairman of the Board, The Upjohn         December 1993
                                             Company; Former Professor of Health Care
                                             Sciences, George Washington University
                                             Medical Center

Craig Saxton, M.D.                   60      Former Executive Vice President, Pfizer               January 2002
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
Together with his brother Julian C. Baker, he has managed healthcare investments for the Tisch Family  since 1994.  Over the past few years,  the Baker  brothers also manage other  investment funds focused on the life sciences  industry.  Dr.
Baker is also a director of Cellegy  Pharmaceuticals,  Inc. and various  private companies.  He holds a B.S. with honors and a Ph.D. in Immunology  from Stanford
University.

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
Mr. Baker holds an A.B.  magna cum laude from Harvard  University.  He is also a director of Cellegy Pharmaceuticals, Inc. and Incyte Genomics, Inc.

     Barry M. Bloom,  Ph.D., has served as a director of Neurogen since December
1993.  Dr. Bloom  retired in 1993 from Pfizer where he had been  Executive  Vice
President,  Research and Development and a member of the board of directors. Dr.
Bloom is a director of Vertex Pharmaceuticals,  Inc., Incyte Genomics, Inc., and
Cubist Pharmaceuticals, Inc.

     Robert N.  Butler,  M.D.,  has served as a director of Neurogen  since July
1989.  Dr.  Butler has served as the  Brookdale  Professor  and  Chairman of the
Department of Geriatrics  and Adult  Development  at Mount Sinai Medical  Center
since 1982.  From 1976 until 1982,  Dr. Butler was the founding  director of the
National Institute of Aging of the National Institutes of Health. Dr. Butler won
the 1976 Pulitzer Prize for his book,  "Why Survive?  Being Old in America".  He has served as the  editor-in-chief  of  Geriatrics,  a journal for primary  care physicians,  and serves on the  editorial  board of several  other  professional publications.  Dr. Butler has been Chief Executive  Officer and President of the
International  Longevity  Center-USA  since  1990.  He is also a  member  of the
Institute of Medicine of the National  Academy of Sciences and a founding Fellow of the American  Geriatrics Society. He has served as a consultant to the United
States Special Committee on Aging, the National  Institute of Mental Health, the
Commonwealth  Fund, the Brookdale  Foundation and numerous other foundations and corporations.

     Frank C.  Carlucci  has served as a director  and  Chairman of the Board of
Neurogen  since February 1989.  Mr.  Carlucci has been  principally  employed as
Chairman of The Carlyle Group, a private merchant bank, since 1993. Mr. Carlucci served as Secretary of Defense of the United  States from  November 1987 through
January 1989. Prior to his appointment as Secretary of Defense, Mr. Carlucci was assistant to the President of the United States for National  Security  Affairs.
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

     William H. Koster, Ph.D., joined Neurogen as President and CEO in September
2001.  Prior to Neurogen,  Dr. Koster worked for  approximately 30 years in drug discovery  and  development  with  Bristol-Myers  Squibb  Company (BMS) and E.R.
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
From 1993 until his  retirement in 2001, Dr. Saxton was Vice President of Pfizer
Inc. and Executive  Vice  President, Pfizer Global  Research and  Development at
Pfizer's Research and Development  headquarters in Groton, CT. He held a variety of executive and research posts at Pfizer over a 25-year span. Dr. Saxton earned his B.S.  in Anatomy in 1962 and his M.D. in 1965 from Leeds  University  in the
U.K.  After  internship and residency in Medicine,  he was a Research  Fellow in
Cardiovascular  Research at the University of Leeds, and subsequently  undertook research  in Applied  Physiology  at the Royal Air Force  Institute  of Aviation
Medicine and  Physiology  in  Farnborough,  U.K.  Dr.  Saxton is on the Board of
Directors of the African  Medical and  Research  Foundation  in New York,  and a
member of the American Academy of Pharmaceutical  Physicians and the Connecticut
Academy of Science and Engineering.  Dr. Saxton was appointed to Tularik's Board of Directors in September 2001.

     John Simon has served as a director of Neurogen  since May 1989.  Mr. Simon has been a Managing  Director of the investment  banking firm of Allen & Company
Incorporated since 1982. Mr. Simon is a director of Advanced Technical Products,
Inc. and CoStar Group, Inc.

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

                           EXECUTIVE OFFICERS

     In addition to Dr. Koster and Mr. Davis,  the other  executive  officers of the Company who are  appointed by and serve at the discretion of the Board of
Directors, are as follows:

         Name                               Age              Position                         Officer Since
         ----                               ---              --------                         -------------

Edmund P. Harrigan, M.D. ...................49      Executive Vice President and Chief        May 2002
                                                    Development Officer

Alan J. Hutchison, Ph.D. ...................49      Executive Vice President-Drug Discovery   June 1994

Kenneth R. Shaw, Ph.D. .....................46      Senior Vice President - Chemistry         April 1999
                                                    and Pharmaceutical Research and
                                                    Development

James E. Krause, Ph.D.......................50      Senior Vice President-Biology             May 2002

     Edmund P.  Harrigan,  M.D.,  joined  Neurogen in May 2002 as Executive Vice
President and Chief Development Officer. Prior to joining Neurogen, Dr. Harrigan most recently served as Senior Vice President,  Medical Operations for Sepracor,
Inc. and previously had been Vice President,  Clinical  Development  with Pfizer
Global  Research and  Development.  Dr.  Harrigan  received  his B.A.  degree in
Chemistry from St. Anselm College and studied at the Brain Research Institute at the  University  of  California.  He earned his  doctorate in medicine  from the
University of Massachusetts.

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

     Kenneth R. Shaw,  Ph.D.,  joined  Neurogen in 1989 and has been Senior Vice
President of Chemistry and  Pharmaceutical  Research and Development since 1999.
Dr. Shaw began his industrial career in 1983 at Ciba-Geigy as a Senior Scientist and also spent 2 years as Scientific Director at Franklin Diagnostics.  Dr. Shaw
received a B.S. in Chemistry  from the  University  of Rochester in 1979,  and a
Ph.D. in Organic Chemistry from Columbia University in 1983.

     James E. Krause, Ph.D., has been Senior Vice President - Biology since July
2001. Dr. Krause joined Neurogen in 1997 as a Vice President and Director.  From
1984 to 1997, Dr. Krause was Professor of Neurobiology at Washington  University
School of  Medicine in St.  Louis,  and was  Director  of the Medical  Scientist
Training  Program.  Dr.  Krause  received  his Ph.D.  in  Biochemistry  from the
University of Wisconsin in 1980.

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

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

     Mr. Carlucci  receives a fee of $12,500 per fiscal quarter for his services as Chairman of the Board.  Robert H. Roth received a fee of $1,500 per month for his services as a director  prior to his  resignation.  Dr. Bloom and Dr. Saxton receive a fee of $5,000 per fiscal quarter for consulting  services  provided to the Company.  Directors of the Company receive  out-of-pocket travel expenses in connection  with their  attendance  at Board  meetings and other  activities  on behalf of the Company.

     Under the Neurogen  Corporation  2000  Non-Employee  Directors Stock Option
Program  (the "2000  Program"),  effective  April  2000,  each new  non-employee director receives an option to acquire 5,000 shares of Common Stock (an "Initial
Grant"),  subject to certain  adjustments,  at the fair market value on the date the director is first elected or appointed to the Board of Directors. Also under the 2000 Program, each current non-employee director receives annually an option to acquire 5,000 shares of Common Stock, subject to certain adjustments,  at the fair market value on the  anniversary of such director's  election,  reelection, appointment or reappointment to the Board.

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

                           Summary Compensation Table

                                                                                                       Long-Term Compensation
                                                                                           ----------------------------------------
                                                            Annual Compensation                     Awards                 Payouts
                                                 --------------------------------------    -------------------------      ---------

                                                                                            Restricted    Securities
                                                                           Other Annual        Stock      Underlying     LTIP        All Other
Name and Principal                      Year      Salary       Bonus       Compensation      Awards(a)    Options(b)    Payouts   Compensation(c)
Position                                           ($)          ($)             ($)             ($)           (#)         ($)           ($)
-----------------------                 ----     --------    --------       -----------    ------------   ---------- ---------    ---------
William H. Koster                       2001     124,359(q)         -              -         1,939,000    400,000         602
President and                           2000           -            -              -                 -          -           -            -
Chief Executive Officer                 1999           -            -              -                 -          -           -            -

Harry H. Penner, Jr.                    2001     285,107(q)         -         57,145(d)              -          -           -      655,556
Former President, Chief Executive       2000     417,476            -         36,729(e)              -          -   1,417,500(p)    15,128
Officer and Vice Chairman of the Board  1999     397,083            -         37,748(f)              -          -           -       13,735

Alan J. Hutchison                       2001     274,152       60,849         22,415(g)              -     35,000           -       10,830
Executive Vice President-Drug           2000     258,538       67,575         24,868(h)              -     40,000     885,938(p)    10,830
Discovery                               1999     246,417       32,025         26,063(i)              -     22,500           -       10,543

Stephen R. Davis                        2001     257,544       58,957         14,321(j)        969,500          -           -       10,695
Executive Vice President and            2000     242,810       63,480         16,481(k)              -     35,000     744,188(p)    10,646
Chief Business Officer                  1999     217,917       24,188         16,327(l)              -     17,000           -       10,100

Kenneth R. Shaw                         2001     230,331       51,123         14,321(j)              -     25,000           -          630
Senior Vice President - Chemistry       2000     216,275       56,775         16,481(k)              -     35,000     708,750(p)       420
and Pharmaceutical Research             1999     205,000       23,063         16,327(l)              -     16,000           -          567
and Development

James V. Cassella                       2001     209,000       37,620         14,321(j)              -     25,000           -       10,830
Vice President - Clinical Research      2000     190.000       42,750         16,481(k)              -     30,000     442,969(p)    10,830
and Development                         1999     170,000       19,125         16,327(l)              -     13,500           -       10,524

James E. Krause                         2001     216,050       48,179          5,752(m)              -     25,000           -       10,830
Senior Vice President - Biology         2000     169,775       39,825          6,471(n)              -     30,000     354,375(p)    10,830
                                        1999     156,000       14,675          6,607(o)              -     10,000           -       10,524
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

(q)  The salaries  reported for Dr. Koster and Mr. Penner are for the four month period from  September  2001 to December  2001,  and the eight month period from January 2001 to August 2001, respectively.

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

                                                        Number of Securities Underlying         Value of Unexercised
                              Shares                        Unexercised Options at         In-the-Money Options at Fiscal
                           Acquired on      Value              Fiscal Year-End(#)                     Year-End($)(a)
 Name                      Exercise(#)    Realized($)(a)   Exercisable/Unexercisable         Exercisable/Unexercisable
---------------------      -----------    --------------   -------------------------         -------------------------

William H. Koster                 -              -                    -/400,000                           -/-
Harry H. Penner, Jr.        100,000      1,325,000              422,000/-                        1,583,922/-
Alan J. Hutchison                 -              -              200,312/90,938                     554,902/50,918
Stephen R. Davis                  -              -              119,312/43,688                     233,086/28,289
Kenneth R. Shaw                   -              -              104,250/68,000                      87,563/27,797
James V. Cassella             6,000         86,700              131,531/61,594                     459,801/26,566
James E. Krause                   -              -               51,127/64,375                      20,867/12,891
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

                                                        Number of Securities Underlying         Value of Unexercised
                              Shares                        Unexercised Options at         In-the-Money Options at Fiscal
                           Acquired on      Value              Fiscal Year-End(#)                     Year-End($)(a)
 Name                      Exercise(#)    Realized($)(a)   Exercisable/Unexercisable         Exercisable/Unexercisable
---------------------      -----------    --------------   -------------------------         -------------------------

William H. Koster                 -              -                    -/400,000                           -/-
Harry H. Penner, Jr.        100,000      1,325,000              422,000/-                        1,583,922/-
Alan J. Hutchison                 -              -              200,312/90,938                     554,902/50,918
Stephen R. Davis                  -              -              119,312/43,688                     233,086/28,289
Kenneth R. Shaw                   -              -              104,250/68,000                      87,563/27,797
James V. Cassella             6,000         86,700              131,531/61,594                     459,801/26,566
James E. Krause                   -              -               51,127/64,375                      20,867/12,891
------------------

(a)  Difference  between  option  price and fair  market  value of the shares at year-end.

Terms and Conditions of Certain Employment and Severance Agreements

     The  compensation  package for William H. Koster,  as  President  and Chief
Executive  Officer,  includes a salary paid  pursuant to a three year  renewable employment  agreement between Dr. Koster and the Company effective  September 4,
2001.  Under such  agreement,  Dr.  Koster is paid a base salary of $400,000 per annum,  which may be increased  periodically  at the  discretion of the Board of
Directors. The employment agreement restricts Dr. Koster from competing with the
Company  for  the  term  of  the  agreement  and  for a two  year  period  after termination  of his  employment.  The  employment  agreement  also  provides for additional  payments to be made to Dr. Koster upon his termination of employment for the following reasons:

o    Termination  without cause or for good reason such as a material  reduction of duties or a reduction of salary.  Dr.  Koster  would  receive a lump sum payment  equal to his  salary  and  average  bonus  through  the end of the contract period.  Stock options and restricted stock (subject to a floor of
     25%) that would  otherwise  have  vested in the two year  period  following termination would also vest.
o    Death or  disability.  Dr.  Koster  or his  beneficiaries  would  receive a pro-rata  portion  of his  average  annual  bonus  and stock  options,  and restricted  stock  (subject  to a floor of 25%) that would  otherwise  have vested in the two year  period  following  death or  disability  would also vest.
o    Non-renewal  of employment  agreement.  Dr. Koster would receive a lump sum payment  equal to one year's  salary and his annual  average  bonus.  Stock options and  restricted  stock that would  otherwise have vested in the one year period following non-renewal would also vest.
o    Change  of  control.  If  following  a change  of  control  Dr.  Koster  is terminated  withoot  cause or for good reason,  he would receive a lump sum payment  equal to three times his annual salary and average  bonus.  All of
     Dr.  Koster's stock options would vest and  restricted  stock (subject to a floor of 50%) that  would  otherwise  have  vested  in the two year  period following  termination  would vest.  Dr.  Koster  would also be eligible to receive a tax "gross-up" payment of up to $5 million.

     The compensation  package during 1999 to 2001 for Harry H. Penner,  Jr., as
President  and Chief  Executive  Officer,  included a salary paid pursuant to an employment agreement between Mr. Penner and the Company which was effective from
October 1993 to September  2001. In August 2000, the Company  announced that Mr.
Penner  planned to step down from his position as President and Chief  Executive
Officer and would remain at Neurogen until a new Chief Executive  Officer was in place.  Effective  September  2001,  upon the hiring of Mr.  Koster,  Mr. Penner retired.  Under the termination clause of Mr. Penner's employment agreement,  he received a lump sum  payment of  $416,000  from the  Company,  representing  one year's salary at time of termination.  Mr. Penner also received a gross bonus of
$207,000 on the date of termination under a separate  severance  agreement.

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
Hutchison's  base salary of $272,865 per annum in 2001 was increased to $286,508 effective  December 31, 2001.  Such increase was, and any future  increases will be,  at the  discretion  of the Board of  Directors.  The  employment  agreement restricts  Dr.  Hutchison  from  competing  with the Company for the term of the agreement  and,  under  certain  conditions,  for a  period  of one  year  after termination of his employment  with the Company.  The employment  agreement also provides  for  additional  payments  to  be  made  to  Dr.  Hutchison  upon  his termination of employment for the following reasons:

o    Termination without cause or termination for good reason such as a material reduction of duties or a reduction of salary. Dr. Hutchison would receive a lump sum payment in an amount equal to one year's salary.  Dr.  Hutchison's stock options that would otherwise have vested for up to one year following termination would also vest.
o    Death or  disability.  Dr.  Hutchison  would continue to receive his salary until he becomes eligible to receive payments under the Company's long-term disability plan. A pro-rata portion of Dr.  Hutchison's  stock options that would otherwise have vested up to one year following termination would also vest.
o    Non-renewal of employment agreement. Dr. Hutchison will continue to receive his salary for up to one year. Dr. Hutchison's stock options that otherwise would have vested for up to one year following non-renewal would also vest.

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
Davis'  base  salary of  $256,335  per annum in 2001 was  increased  to $269,152 effective  December 31, 2001.  Such increase was, and any future  increases will be,  at the  discretion  of the Board of  Directors.  The  employment  agreement restricts  Mr.  Davis  from  competing  with  the  Company  for the  term of the agreement  and,  under  certain  conditions,  for a  period  of one  year  after termination of his employment  with the Company.  The employment  agreement also provides for additional payments to be made to Mr. Davis upon his termination of employment for the following reasons:

o    Termination without cause or termination for good reason such as a material reduction  of duties or a reduction of salary.  Mr.  Davis would  receive a lump sum payment in an amount equal to one year's salary. Mr. Davis's stock options  that would  otherwise  have  vested  for up to one year  following termination would also vest.
o    Death or  disability.  Mr. Davis would continue to receive his salary until he becomes  eligible  to receive  payments  under the  Company's  long-term disability plan. A pro-rata portion of Mr. Davis's stock options that would otherwise have vested up to one year following termination would also vest.
o    Non-renewal of employment agreement. Mr. Davis will continue to receive his salary for up to one year. Mr.  Davis's stock options that otherwise  would have vested for up to one year following non-renewal would also vest.

     The  compensation  package  for Kenneth R. Shaw,  Senior  Vice  President -
Chemistry and  Pharmaceutical  Research and Development,  includes a salary paid pursuant to a two-year renewable  employment  agreement between Dr. Shaw and the
Company effective December 1, 1999. The agreement was most recently extended for an additional  two-year term as of December 1, 2001.  Under such agreement,  Dr.
Shaw's  base  salary of  $229,250  per annum in 2001 was  increased  to $240,713 effective  December 31, 2001.  Such increase was, and any future  increases will be,  at the  discretion  of the Board of  Directors.  The  employment  agreement restricts Mr. Shaw from competing with the Company for the term of the agreement and, under certain conditions, for a period of one year after termination of his employment  with  the  Company.  The  employment  agreement  also  provides  for additional  payments to be made to Dr. Shaw upon his  termination  of employment for the following reasons:

o    Termination without cause or termination for good reason such as a material reduction of duties or a reduction of salary. Dr. Shaw would receive a lump sum  payment in an amount  equal to one year's  salary.  Dr.  Shaw's  stock options  that would  otherwise  have  vested  for up to one year  following termination would also vest.
o    Death or disability. Dr. Shaw would continue to receive his salary until he
     becomes  eligible  to  receive  payments  under  the  Company's   long-term
     disability  plan. A pro-rata portion of Dr. Shaw's stock options that would otherwise have vested up to one year following termination would also vest.
o    Non-renewal of employment agreement.  Dr. Shaw will continue to receive his salary for up to one year.  Dr. Shaw's stock options that  otherwise  would have vested for up to one year following non-renewal would also vest.

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

                                                 NASDAQ
                                             National Market         NASDAQ                AMEX
                              Neurogen         Composite           Composite           Biotechnology

12/31/96                       $100.0            $100.0              $100.0               $100.0
12/31/97                        $70.1            $122.4              $121.6               $112.6
12/31/98                        $90.9            $171.6              $169.8               $128.3
12/31/99                        $85.7            $319.0              $315.2               $271.3
12/31/00                       $182.5            $193.7              $191.4               $439.6
12/31/01                        $90.8            $152.6              $151.1               $402.3
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

                                                            Amount and                             Approximate
Name and Address                                       Nature of Beneficial                          Percent
of Beneficial Owner                                        Ownership(1)                              Owned(2)
-------------------                                        ------------                              --------

Andrew H. Tisch  (22)(23).........................          1,035,925                                   5.8%
Daniel R. Tisch  (22)(23).........................          1,035,925                                   5.8%
James S. Tisch  (22)(23)..........................          1,035,925                                   5.8%
Thomas J. Tisch (22)(24)..........................          1,335,925                                   7.5%
Preston R. Tisch  (22)(25)........................             24,100                                     *
Pfizer Inc........................................          2,846,000                                  16.0%
   235 East 42nd Street
   New York, NY 10017
Wellington Management Company, LLP................          1,817,400                                  10.2%
   75 State Street
   Boston, MA 02109
Oppenheimer Funds.................................          1,775,000                                  10.0%
   498 Seventh Ave.
   New York, NY 10018
Janus Capital Corporation.........................            983,320                                   5.5%
   100 Fillmore Street
   Denver, CO  80206
William H. Koster, Ph.D. (3)......................            100,000                                    *
Alan J. Hutchison, Ph.D. (5)......................            201,818                                   1.1%
Stephen R. Davis (6)..............................            172,298                                   1.0%
Kenneth R. Shaw, Ph.D. (7)........................            104,250                                    *
James V. Cassella, Ph.D. (8)......................            133,061                                    *
James E. Krause, Ph.D. (4)........................             52,503                                    *
Frank C. Carlucci (9)(10).........................            207,472                                   1.2%
Felix J. Baker, Ph.D. (11)(22)....................            646,006                                   3.6%
Julian C. Baker (12)(22)..........................            657,514                                   3.7%
Barry M. Bloom, Ph.D. (13)........................             39,558                                    *
Robert N. Butler, M.D. (14).......................             31,348                                    *
Jeffrey J. Collinson (15).........................             58,707                                    *
Mark Novitch, M.D. (16)...........................             62,002                                    *
Robert H. Roth, Ph.D. (17)........................             75,058                                    *
Craig Saxton, M.D. (26)...........................              2,500                                    *
John Simon (18)(19)...............................             88,477                                    *
Suzanne H. Woolsey, Ph.D. (20)....................             36,641                                    *
All directors and officers
   as a group (17 persons) (21)...................          2,080,813                                  11.1%

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

(26) Includes 2,500 shares of Common Stock subject to stock options  exercisable within 60 days of March 1, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pfizer Inc. ("Pfizer"), a beneficial owner of more than five percent of the
Common Stock, paid $2.9 million in research funding and $4.0 million in payments related to a technology transfer agreement,  and made certain  reimbursements to the  Company  in  the  last  fiscal  year  pursuant  to  the  terms  of  various collaborative  agreements  and a  technology  transfer  between  Pfizer  and the
Company.  These  amounts  constituted  payments  in  excess of five  percent  of
Neurogen's  consolidated  gross  revenues  for the last  fiscal  year.  Neurogen expects to receive amounts in excess of five percent of its  consolidated  gross revenues from Pfizer in fiscal year 2002. In connection with the  collaborations with Pfizer, the Company has granted Pfizer  registration rights with respect to
shares  of  the  Company's   Common  Stock  purchased  in  connection  with  the
collaborations  as well as the right to maintain its level of  investment in the
Company in future public offerings of Common Stock.

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

     In May 2002,  the Company made an unsecured,  non-interest  bearing loan to
Edmund P. Harrigan,  its Executive Vice President and Chief Development Officer,
in the amount of $250,000.  The principal and imputed  interest on the loan will be forgiven by the Company in five equal annual installments contingent upon Dr.
Harrigan's continued employment.

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

10.35   - Collaboration and License Agreement dated  as  of  December  11,  2001 between the Company  and  Aventis  Pharmaceuticals  Inc. (CONFIDENTIAL
          TREATMENT  REQUESTED)  (incorporated  by  reference  to  Form  10-K/A2 for  the  period ended December 31, 2001).

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

Date: January 9, 2003

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                    TITLE                              DATE
      -----------                  -------                            ------

            *
___________________________  Chairman of the Board                January 9, 2003
     Frank C. Carlucci         and Director

 /S/ WILLIAM H. KOSTER
___________________________  President, Chief Executive           January 9, 2003
    William H. Koster          Officer and Director
                               (Principal Executive
                               Officer)

  /S/ STEPHEN R. DAVIS
___________________________  Executive Vice President and         January 9, 2003
     Stephen R. Davis          Chief Business Officer
                               (Principal Financial
                               and Accounting Officer)

             *
_________________________   Director                              January 9, 2003
   Robert H. Roth, Ph.D.

             *
__________________________  Director                              January 9, 2003
   Jeffrey J. Collinson

             *
_________________________  Director                               January 9, 2003
        John Simon

             *
_________________________  Director                               January 9, 2003
  Robert N. Butler, M.D.

             *
________________________  Director                                January 9, 2003
   Suzanne H. Woolsey

             *
________________________  Director                                January 9, 2003
     Barry M. Bloom

             *
________________________  Director                                January 9, 2003
      Mark Novitch

             *
________________________  Director                                January 9, 2003
     Julian C. Baker

             *
________________________  Director                                January 9, 2003
      Felix J. Baker

             *
________________________  Director                                January 9, 2003
      Craig Saxton

 /S/ WILLIAM H. KOSTER AND STEPHEN R. DAVIS
*By:_____________________________________________________
William H. Koster and Stephen R. Davis, Attorneys-in-Fact

                                                                   EXHIBIT 10.36

                             MODIFICATION AGREEMENT

     THIS MODIFICATION AGREEMENT (this "Agreement"), is made and entered into as of  December 1, 2000,  by and between  NEUROGEN  PROPERTIES  LLC, a  Connecticut limited  liability  company having an address at 35 Northeast  Industrial  Road,
Branford,  Connecticut 06405 (hereinafter referred to as "Maker," "Borrower," or
"Mortgagor,"  as  applicable),  and  CONNECTICUT  INNOVATIONS,  INCORPORATED,  a
Connecticut  corporation  having its  principal  place of  business  at 999 West
Street, Rocky Hill,  Connecticut  (hereinafter referred to as "Payee," "Lender,"
or "Mortgagee," as applicable).

                              W I T N E S S E T H :

     WHEREAS,  Borrower  and Lender have  executed a certain  Construction  Loan
Agreement dated as of October 22, 1999 (the "Loan Agreement");

     WHEREAS,  Maker  is  indebted  to  Payee  in the  stated  principal  amount
$5,000,000.00,  or so much  thereof  as may been  advanced  by Payee to Maker in accordance with the Loan Agreement, as evidenced by that certain Promissory Note dated October 22, 1999 executed by Maker and delivered to Payee (the "Note");

     WHEREAS,  the  Note is  secured  by,  inter  alia,  that  certain  Open-End
Construction  Mortgage Deed and Security Agreement dated as of October 22, 1999, and recorded among the Branford,  Connecticut  land records (the "Land Records")
in Volume 687, Page 112 (the  "Mortgage") and that certain  Assignment of Leases and Rents dated  October 22,  1999,  and  recorded in the Land Records in Volume
687, Page 153 (the  "Assignment  of Rents") (the Note, the Loan  Agreement,  the
Mortgage,  and the Assignment of Rents and all documents  executed and delivered in  connection  therewith  are  herein  referred  to  collectively  as the "Loan
Documents";  all property  encumbered by the Loan  Documents as security for the indebtedness  evidenced by the Loan  Documents  being herein  referred to as the
"Property"); and

     WHEREAS,  Borrower  and  Lender  desire  to  amend  the  terms  of the Loan
Documents as set forth herein.

     NOW, THEREFORE,  for good and valuable  consideration  hereby acknowledged,
Borrower and Lender hereby covenant and agree as follows:

1.   Modification  to Loan  Agreement.  Paragraph  1.1.1,  Paragraph  2.1.3  and
     Paragraph 5.4 of the Loan Agreement are each hereby amended by deleting the date  "December  31, 2000" as set forth therein and  substituting  therefor
     "April 30, 2001."

2.   Modification  to the Note.  Paragraph  3 of the Note is hereby  deleted and restated in its entirety with the following:

     The  Conversion  Date shall be the earlier of: (a) the date of  substantial completion  of  construction  of  the  Project  (as  defined  in  the  Loan
     Agreement)  and the full  advancement  of all sums due to Maker pursuant to the Loan Agreement; or (b) April 30, 2001."

3.   Modification  to the  Mortgage.  The fifth full  paragraph on page 4 of the
     Mortgage is deleted and restated in its entirety as follows:

     "WHEREAS,  the  Mortgagor  agrees  to  complete  the  improvements  to said buildings to the satisfaction of the Mortgagee in accordance with the terms of the Loan Agreement within a reasonable time after the date hereof but in no event later than April 30, 2001;"

4.   References  in  Loan  Documents.  Each  reference  to the  Note,  the  Loan
     Agreement,  the Mortgage, the Assignment of Rents or any or all of the Loan
     Documents in this Agreement or in each and all of the Loan Documents  shall be deemed  and  construed  to refer to the Note,  the Loan  Agreement,  the
     Mortgage, the Assignment of Rents and any or all of the Loan Documents,  as
     modified by this  Agreement,  and the Loan  Documents  are hereby  modified accordingly.  The Note and this Agreement shall be construed  together as a single instrument; the Loan Agreement and this Agreement shall be construed together as a single  instrument,  the Mortgage and this Agreement shall be construed together as a single instrument., and the Assignment of Rents and this Agreement shall be construed together as a single instrument.

5.   Continued  Force and Effect.  All of the terms and  conditions of the Note, the Loan  Agreement,  the Mortgage,  the  Assignment of Rents and the other
     Loan  Documents and the collateral  security  provided  thereby,  including those terms and conditions modified by this Agreement,  are hereby ratified and  confirmed  in all  respects and shall remain in full force and effect.
     This  Agreement is not intended to, and shall not be construed to, effect a novation,  and,  except  as  expressly  provided  herein,  none of the Loan
     Documents  has been  modified,  amended,  canceled,  terminated,  released, satisfied,  superseded  or  otherwise  invalidated.  In  the  event  of any conflict  between the terms of this  Agreement  and the terms of any of the
     Loan  Documents,  the  terms  of this  Agreement  shall  control.  Borrower acknowledges and agrees that the Loan Documents,  as modified  hereby,  are enforceable  against Borrower and against the Property described therein in accordance with their respective terms.

6.   Miscellaneous.

     (a)  Borrower,  upon request from Lender,  agrees to execute such other and further  documents as may be reasonably  necessary or  appropriate  to consummate the transactions contemplated by the Loan Documents or this
          Agreement or to perfect the liens and security  interests  intended to secure the payment of the Loan evidenced by the Note.

     (b)  This   Agreement   may  be  executed   in  any  number  of   identical
          counterparts, each of which shall be deemed to be an original, and all of which  shall  collectively  constitute  a single  agreement,  fully binding upon and enforceable against the parties hereto.

     (c)  This  Agreement  shall be binding upon  Borrower,  and the  respective heirs, executors,  administrators,  legal representatives,  successors and assigns of  Borrower,  and shall be binding  upon and inure to the benefit  of the  Lender,  its  successors  and  assigns,  including  a subsequent holder of the Note or Mortgage.

     IN WITNESS  WHEREOF,  the  undersigned  have  caused this  Agreement  to be executed and delivered as of the date and year first above written.

                                                   NEUROGEN PROPERTIES LLC

                                          By:      Neurogen Corporation,
                                                   Its Sole Member
/s/ Marion L. Klesser                     By:      /s/ Steve Davis
-----------------------------------                -----------------------------
Print Name:       Marion L. Klesser                Name:    Steve Davis
                                                   Title:   SVP & CBO
/s/ Leon E. Losapio
----------------------------------------------------
Print Name:       Leon E. Losapio

STATE OF CONNECTICUT                )
                                    )      ss.  Branford        December 1, 2000
COUNTY OF NEW HAVEN                 )

     On this 1st day of December,  2000,  personally appeared Steve Davis, SVP &
CBO of Neurogen Corporation, a Delaware corporation, the sole member of Neurogen
Properties LLC, a Connecticut  limited liability  company,  signer and sealer of the foregoing  instrument and  acknowledged  the same to be his/her free act and deed, and the free act and deed of said  corporation and said limited  liability company, before me.

                                          /s/ Marion L. Klesser
                                          --------------------------------------
                                          Commissioner of the Superior Court
                                          Notary Public
                                          My Commission Expires:  10/31/04
                                          [SEAL]

                                          CONNECTICUT INNOVATIONS,
                                          INCORPORATED

/s/ Richard R. Barredo                      By:      /s/ Victor R. Budnick
-----------------------------------                  ---------------------------
Print Name:       Richard R. Barredo               Name:    Victor R. Budnick
                                                   Title:   President
/s/ Marshall S. Ruben
-------------------------------------
Print Name:       Marshall S. Ruben

STATE OF CONNECTICUT                )
                                    )      ss.                  December 4, 2000
COUNTY OF HARTFORD                  )

     On this 4th day of December,  2000,  personally appeared Victor R. Budnick,
President  & Executive  Director of  Connecticut  Innovations,  Incorporated,  a
Connecticut  corporation,  signer and sealer of the  foregoing  instrument,  and acknowledged  the  same to be  his/her  free act and  deed as such  President  &
Executive Director and the free act and deed of said corporation, before me.

                                          /s/ Heidi J. Bieber
                                          --------------------------------------
                                          Commissioner of the Superior Court
                                          Notary Public
                                      My Commission Expires:  12/31/02
                                          [SEAL]

                                                                   EXHIBIT 10.37

                           CONSTRUCTION LOAN AGREEMENT

     THIS CONSTRUCTION LOAN AGREEMENT (this "Agreement") is made as of this 22nd day of October,  1999, by and between NEUROGEN  PROPERTIES LLC  ("Borrower"),  a
Connecticut limited liability company with its principal place of business at 35
Northeast   Industrial  Road,   Branford,   Connecticut  06405  and  CONNECTICUT
INNOVATIONS,  INCORPORATED  ("Lender"), a Connecticut corporation with an office at 999 West Street, Rocky Hill, Connecticut 06067.

SECTION 1. CREDIT FACILITY

     Subject  to  the  terms  and  conditions  of,  and  in  reliance  upon  the representations  and  warranties  made in,  this  Agreement  and the other  Loan
Documents (as herein  defined),  Lender agrees to make a loan (the "Loan") of up to $5,000,000 available upon Borrower's request therefor as follows:

1.1  Loan.

     1.1.1Loan.  Lender agrees,  for so long as no Event of Default  exists,  to make loan  disbursements to Borrower at the Loan closing and from time to time  through  December  31, 2000 as  requested  by Borrower in the manner  set forth in Section  2.1  hereof,  up to a maximum  aggregate principal amount of $5,000,000. At the closing, Lender will advance an initial amount not to exceed $2,000,000 to be used for the acquisition of the Property,  including closing costs.  After closing of the Loan,
          Lender  will  advance  funds for the  design and  construction  of the improvements  to be made to the Building of up to an aggregate  amount which, together with the initial advance, shall not exceed $5,000,000, as needed and as  approved by Lender on the terms and  conditions  set forth herein and in the Loan Documents. The Loan shall be evidenced by a  Promissory  Note of even  date  herewith  in the form of  Exhibit A attached  hereto and made a part hereof  (the  "Note").  All  advances hereunder shall be Obligations  which shall be repayable in accordance with the terms of the Note and shall be secured by the Loan Documents.
          Capitalized  terms used herein and not defined  shall have the meaning therefor set forth in Appendix A hereto.

     1.1.2Use of  Proceeds.  The  Loan  proceeds  shall  be  used  to  fund  the acquisition,  design,  construction  and related costs associated with the  reconstruction  of  approximately  10,000  square  feet of  space located in the building  located at 45 Northeast  Industrial  Road, in the Town of Branford and State of Connecticut (the "Project").

SECTION 2. LOAN ADMINISTRATION

     2.1  Manner of  Borrowing  Loan.  Subject  to  Lender's  full and  complete satisfaction  that  Borrower has fully  complied  with all  conditions precedent  referenced  herein,  borrowings  under the credit  facility established pursuant to Section 1.1 hereof shall be as follows:

          2.1.1Loan  Requests.  Advances  will be made by Lender within five (5)
               business days after receipt of a request for a disbursement under the Loan,  provided  Borrower has  satisfied all  conditions  for disbursement  herein set forth. As an  accommodation to Borrower,
               Lender may  permit  telephonic  requests  for  disbursements  and
               electronic    transmittal   of   instructions,    authorizations,
               agreements  or  reports  to  Lender  by   Borrower's   authorized
               representatives.  Unless Borrower  specifically directs Lender in writing  not to  accept  or act  upon  telephonic  or  electronic communications  from Borrower,  then,  absent gross negligence or willful  misconduct by Lender,  Lender shall have no liability to
               Borrower for any loss or damage  suffered by Borrower as a result
               of  Lender's   honoring  of  any   requests,   execution  of  any
               instructions,  authorizations  or  agreements  or reliance on any reports  communicated to it telephonically or electronically  and purporting  to have been sent to Lender by  Borrower  and  Lender shall have no duty to verify the origin of any such communication or the authority of the person sending it.

          2.1.2Disbursement.  Borrower hereby  irrevocably  authorizes Lender to disburse the proceeds of each Loan  disbursement as follows:  the proceeds of each Loan  disbursement  requested  under  subsection
               2.1.1 shall be  disbursed by Lender in lawful money of the United
               States of America in immediately  available funds, in the case of the  initial  borrowing,  in  accordance  with  the  terms of the
               written   disbursement  letter  from  Borrower  or  Loan  closing
               statement,  and in the case of each subsequent borrowing, by wire transfer to Borrower's operating account.

          2.1.3Timing  of  Disbursements.  Disbursements  shall not be made more frequently than once per each calendar month. In addition, Lender shall have no obligation to make  disbursements  hereunder at any time after December 31, 2000.

          2.1.4Requests for  Disbursements.  All  disbursements of the Loan will be made in  accordance  with the  terms  and  conditions  of this
               Agreement  and the  Loan  Documents  and will be  subject  to the following general conditions:

               (a)  The  amount  of each  disbursement  shall  equal the cost of construction  work  in  place,  plus  the  amount  of  other non-construction  costs,  expenses and fees actually paid or payable by the Borrower for approved costs as of the date of the  request for a  disbursement,  less  amounts  previously disbursed under the Loan, as approved by Lender and Lender's
                    Consultant, whose reasonable, fair market rate fees shall be paid by Borrower.

               (b)  Requests for disbursements shall be submitted by Borrower on forms satisfactory to the Lender and Lender's Consultant and shall generally consist of the following:

                    (i)  a letter from the Borrower requesting the amount of the particular  disbursement  and  directing  the Lender to
                         disburse  such amount in  accordance  with the terms of
                         the Loan Documents;

                    (ii) certifications   from  the  design  architect  and  the
                         Lender's Consultant concerning such matters relating to
                         the Project as Lender may reasonably require;

                    (iii)certifications  from  the  structural,  mechanical  and electrical  engineers  concerning such matters relating
                         to the Project as Lender may reasonably require;

                    (iv) copies of invoices  and other  documents to support the amount of non-construction  cost items contained in the
                         request for disbursement.

               (c)  No  disbursements  shall  be  made  for  materials  not  yet installed or incorporated into the Project;  except that, on a case-by-case  basis,  Lender may agree, in its discretion, to disburse for such materials if (i) they are stored on the
                    Project or in a bonded  warehouse,  (ii) they are covered by adequate  insurance,  (iii)  they are  adequately  protected against  theft  and  damage,  and (iv)  Lender's  Consultant confirms the foregoing and recommends such disbursements.

               (d)  The final  disbursement of the Loan shall not be made unless and until  Lender  shall have  received  in  addition to all items referenced above:

                    (i)  a  certified   statement   of  the  Project   architect
                         indicating  that  the  Project  has been  completed  in
                         accordance  with  the  Plans  and  Specifications,   as
                         approved by Lender  (subject to change orders which, in
                         the aggregate, do not exceed $100,000.00);

                    (ii) full and complete lien  subordinations from all persons
                         or  entities   supplying   labor  and/or   material  in
                         connection with the Project;

                    (iii) Lender's Consultant shall have approved such advance;

                    (iv) the Town of Branford,  Connecticut, shall have issued a final certificate of occupancy for the Project; and

                    (v)  a cost  certification  shall be provided prior to final disbursement of the Loan; said cost certification shall
                         be in form and substance acceptable to Lender.

     2.1.5Application  of  Advances.  Any  advances  which  have been  requested hereunder may be paid by Lender to Borrower or, at Lender's  option at such time as any Event of  Default  exists  hereunder  or any state of facts exists which,  with notice or the passage of time or both, would constitute  an Event of  Default  if not  cured or  corrected,  to the contractors,  materialmen,  laborers and subcontractors engaged in the construction  work for the Project or to any other person  intended to be paid out of such advance. From the Loan proceeds Lender may, at its option at such time as any Event of Default  exists  hereunder  or any state of fact exists  which,  with  notice or the passage of time,  or both,  would constitute an Event of Default if not cured or corrected, pay assessments and taxes (whether delinquent or not), liens or claims of liens against the Project or any part thereof, judgments entered or levied  against  Borrower,  fees  with  respect  to  the  Loan,  title insurance  premiums,  and any  other  items  necessary  to  place  and maintain the present lien position of all security for the Loan.

     2.1.6Reserves of Loan Proceeds.  Anything  contained herein to the contrary notwithstanding,  Lender may at its option establish reserves from the undisbursed portion of the Loan in such amounts which in Lender's sole opinion are necessary to complete the Project and sufficient to pay or satisfy, in whole or in part, (i) any lien or claim prejudicial to the liens or security  interests of Lender,  and (ii) any  expenditure  or allocation of funds shown on the Project  Costs Budget.  The aggregate amount of any such reserves shall be deducted from the proceeds of the
          Loan  otherwise   available  for  advance  in  accordance   with  this
          Agreement, and any such reserved funds, when advanced by Lender, shall be deemed to be proceeds of the Loan  advanced  under this  Agreement, whether or not advanced to Borrower.

SECTION 3. TERM AND TERMINATION

     3.1  Term of Agreement.  Subject to Lender's right to cease making advances to Borrower  upon the  occurrence  and during the  continuance  of any
          Event of Default,  this  Agreement  shall be in effect for a period of time  equal  to  the  outstanding  term  of  any  Obligations,  unless terminated as provided in Section 3.2 hereof.

     3.2  Termination.

          3.2.1Termination  by  Lender.  Lender  may  terminate  this  Agreement without  notice or demand  after the  occurrence  and  during the continuance of an Event of Default.

          3.2.2Effect  of  Termination.   All  of  the   Obligations   shall  be
               immediately due and payable upon the  termination  date stated in any notice of termination of this  Agreement.  All  undertakings, agreements, covenants, warranties and representations of Borrower
               contained  in  the  Loan   Documents   shall   survive  any  such
               termination and Lender shall retain its Liens in the Property and
               all  of  its  rights  and  remedies   under  the  Loan  Documents
               notwithstanding  such  termination,  until  Borrower has paid the
               Obligations to Lender,  in full, in immediately  available funds, together with the applicable termination charge, if any.

SECTION 4. REPRESENTATIONS AND WARRANTIES

     4.1  General Representations and Warranties. To induce Lender to enter into this  Agreement and to make  advances  hereunder,  Borrower  warrants, represents and covenants to Lender that:

          4.1.1Organization and  Qualification.  Borrower is a limited liability company,  duly organized,  validly  existing and in good standing under  the laws of the  State of  Connecticut.  Borrower  is duly qualified  and  is  authorized  to do  business  and  is in  good standing in each state or jurisdiction where the character of its assets or the nature of its  activities  make such  qualification necessary.

          4.1.2Power and  Authority.  Borrower is duly  authorized and empowered to enter into,  execute,  deliver and perform this  Agreement and each of the  other  Loan  Documents  to which it is a party.  The execution, delivery and performance of this Agreement and each of the  other  Loan  Documents  have  been  duly  authorized  by all
               necessary   action  and  do  not  and  will  not  (i)  contravene
               Borrower's organizational  documentation;  (ii) violate, or cause
               Borrower to be in default under,  any provision of any law, rule,
               regulation,   order,   writ,   judgment,    injunction,   decree,
               determination   or  award  in  effect  having   applicability  to
               Borrower;  (iii)  result in a breach of or  constitute  a default under  any  indenture  or loan or credit  agreement  or any other agreement, lease or instrument to which Borrower is a party or by which it or its  Properties  may be bound  or  affected;  or (iv)
               result in, or require,  the  creation or  imposition  of any Lien upon or with  respect  to any  property  now  owned or  hereafter acquired by Borrower.

          4.1.3Title to  Properties;  Priority  of  Liens.  Borrower  has  good, indefeasible  and marketable title to and fee simple ownership of all of the Property and all personal  property  located  thereon, free and clear of all Liens other than those  contemplated by the
               Loan Documents. Borrower has paid or discharged all lawful claims which, if unpaid,  might become a Lien against the Property other than those contemplated by the Loan Documents.

          4.1.4Financial  Statements;  Fiscal  Year.  Upon  request  by  Lender,
               Borrower  and  Guarantor,  from time to time,  shall  furnish  to
               Lender such interim financial statements and other information as
               Lender  may  require.   Lender  shall  have  the  right,  at  all
               reasonable times, upon reasonable  advance notice, to inspect and copy Borrower's  books and records,  and the books and records of any manager retained by or on behalf of Borrower, with respect to the Property.  Borrower  shall take all action  necessary to make such books and records available for such inspection and copying.
               The fiscal year of Borrower ends on December 31 of each year.

          4.1.5Material  Adverse  Change.  There  shall be no  material  adverse change in the condition or operations,  financial or otherwise of
               Borrower,  from  that  which  existed  on the date of the  latest financial  statements  submitted  to  Lender  for  the  Borrower.
               Without limiting the foregoing, there shall have been no material misrepresentation  or material omission in any of the information provided to Lender by or on behalf of the  Borrower  with respect
               to  the  Borrower's   financial   condition  or  the  transaction
               contemplated by this Agreement.

          4.1.6Taxes.   Borrower's   federal   tax   identification   number  is
               06-1557709.  Borrower has filed all federal,  state and local tax returns  and other  reports it is required by law to file (or the original  due dates of filing for any of such  returns  have been extended by  extensions  duly filed by  Borrower  and due to such extensions such returns or reports are not yet due) and has paid, or made  provision  for the payment  of, all taxes,  assessments, fees, levies and other  governmental  charges upon it, its income and Properties as and when such taxes, assessments,  fees, levies and charges  that are due and  payable,  unless and to the extent any thereof  are being  actively  contested  in good faith and by
               appropriate   proceedings  and  Borrower   maintains   reasonable
               reserves on its books  therefore.  The provision for taxes on the books of  Borrower  are  adequate  for all  years  not  closed by applicable statutes, and for its current fiscal year.

          4.1.7Governmental  Consents.  Borrower  has,  and is in good  standing with respect to, all governmental consents, approvals,  licenses, authorizations, permits, certificates, inspections and franchises necessary  to continue to conduct its business as  heretofore  or proposed  to be  conducted  by it and to own or lease and operate the Property.

          4.1.8Litigation.   There  are  no  actions,   suits,   proceedings  or
               investigations   pending,   or  to  the  knowledge  of  Borrower,
               threatened,  against  or  affecting  Borrower,  or the  business,
               operations,   properties,  prospects,  profits  or  condition  of
               Borrower which are reasonably  likely to have a material  adverse effect  on  Borrower,  its  financial  condition  or  operations.
               Borrower is not in default in any  material  respect with respect to any order, writ, injunction,  judgment,  decree or rule of any court, governmental authority or arbitration board or tribunal.

          4.1.9No Defaults.  No event has occurred and no condition exists which would, upon or after the execution and delivery of this Agreement or Borrower's performance  hereunder,  constitute a Default or an
               Event of Default.  Borrower  is not in default,  and no event has occurred and no condition exists which constitutes, or which with the  passage  of time  or the  giving  of  notice  or both  would constitute,  a default in the payment of any  Indebtedness to any
               Person for money  borrowed,  which  default has or is  reasonably likely  to  have a  material  adverse  effect  on  Borrower,  its financial condition or its operations.

     4.2  Continuous   Nature   of   Representations   and   Warranties.    Each
          representation  and warranty contained in this Agreement and the other
          Loan  Documents  shall  be  continuous  in  nature  and  shall  remain accurate,  complete and not misleading at all times during the term of this  Agreement,  except for  changes  (a) in the  ordinary  course of business in the nature of Borrower's business or operations that would render such representation and warranty either inaccurate,  incomplete or  misleading,  (b) as to which Lender has consented or (c) which are expressly permitted by this Agreement or the other Loan Documents.

     4.3  Survival of Representations  and Warranties.  All  representations and warranties of Borrower contained in this Agreement or any of the other
          Loan Documents  shall survive the  execution,  delivery and acceptance thereof  by Lender  and the  parties  thereto  and the  closing of the transactions described therein or related thereto.

SECTION 5. COVENANTS AND CONTINUING AGREEMENTS.

     5.1  Affirmative  Covenants.   During  the  term  of  this  Agreement,  and
          thereafter  for so  long  as  there  are any  Obligations  to  Lender,
          Borrower  covenants that,  unless otherwise  consented to by Lender in writing, it shall:

          5.1.1Notices. Promptly notify Lender in writing after Borrower becomes aware or, with the  exercise  of  reasonable  diligence  Borrower should have been  aware,  of the  occurrence  of any event or the existence  of  any  fact  which  renders  any  representation  or warranty  in this  Agreement  or any of the other Loan  Documents inaccurate, incomplete or misleading in any material respect.

          5.1.2Financial  Statements.  Borrower  shall  deliver to Lender within ninety  (90) days of the close of each  fiscal  year its  audited financial  statement along with copies of all federal,  state and local tax returns and all supporting schedules.

          5.1.3Litigation.  Borrower shall provide Lender with immediate written notice  of any  actions,  suits,  proceedings  or  investigations initiated  against Borrower where the amount in controversy is in excess of One  Hundred  Thousand  Dollars  ($100,000.00)  and the
               claim is not covered by insurance.

     5.2  Negative Covenants.  During the term of this Agreement, and thereafter for so long as there are any Obligations to Lender, Borrower covenants that,  unless Lender has first consented  thereto in writing,  it will not:

          5.2.1Limitation on Liens. Create or suffer to exist, any Lien upon the
               Property and all revenue generated from the Property, except:

               (i)  Liens at any time granted in favor of Lender;

               (ii) Liens  for  taxes not yet due,  or being  contested  in good faith, but only if in Lender's reasonable judgment such Lien does not adversely affect Lender's rights or the priority of
                    Lender's Lien in the Property;

               (iii)Liens arising in the ordinary course of Borrower's  business by  operation of law or  regulation,  but only if payment in respect  of any such  Lien is not at the time  required  and such Liens do not, in the aggregate, materially detract from the value of the Property;

               (iv) Liens   permitted  under  Sections  4.02  and  4.03  of  the
                    Mortgage; and

               (v)  Such other Liens as Lender may hereafter approve in writing.

     5.3  Access to Project; Books and Records.  Borrower will provide access to all of its books  and  records  relating  to the  Property  as well as access  to the  Property  and  all  construction  at any  time  during business  hours to Lender and its designees  upon  reasonable  advance notice.  Borrower  shall keep the books and accounts of all operations relating to the  Property  and the use of the proceeds of the Loans at its principal office in accordance with generally accepted  accounting principles. Borrower shall promptly respond to any inquiry from Lender or any of its agents or employees for information  with respect to the
          Property or the use of the proceeds of the Loans, which information is subject to  verification  by Lender;  provided,  however,  that Lender shall  at all  times  be  entitled  to rely  upon  any  statements  or representations made by Borrower or any representative thereof.

     5.4  Consummation of Project.  Borrower agrees that the construction of the
          Project  shall  be  pursued  with  diligence  in  accordance  with the
          construction   schedule  approved  by  Lender,   without   substantial
          cessation  of  construction  for any  period  in  excess  of ten  (10)
          consecutive  days,  unless a delay is  approved  in writing by Lender, which  approval  shall not be  unreasonably  withheld,  conditioned or delayed;  construction  of the Project  shall be fully  completed  not later than  December  31, 2000 or such earlier date as may be required
          to  comply  with  any  permits  or  approvals  for  the   development,
          construction, use or occupancy of the Project (the "Completion Date").
          All of  said  work  shall  be  prosecuted  with  diligence  and  fully
          completed   substantially   in   accordance   with   the   Plans   and
          Specifications,   good  building   practice,   all  applicable   laws,
          ordinances,   rules,  regulations  and  requirements  of  governmental
          authority,  all applicable  agreements and  restrictions and the terms and conditions hereof.

     5.5  Change Orders and Alterations. Borrower will maintain the Construction and Supply Contracts  (defined below) to which Borrower is a party, or substitutes  therefor,  in full force and effect  throughout  the term hereof.  Copies of all changes made in the Plans and Specifications or any of the  Construction  and Supply  Contracts  for the  Project  (by
          change order,  or  otherwise)  shall be promptly sent to Lender and no change shall be made without  Lender's  prior written  consent,  which consent shall not be  unreasonably  withheld,  conditioned or delayed, other  than  change  orders  which  in the  aggregate  do  not  exceed
          $100,000.  Copies of all change  orders  shall be  submitted to Lender with each monthly request for disbursement, if not otherwise furnished to Lender.

     5.6  Insurance; Bonds.

          (a)  The Borrower will obtain and maintain  insurance  with respect to the Project as required by the Loan Documents. Borrower also will maintain with respect to its other properties  business insurance with  financially  sound  and  reputable  insurers  against  such casualties and  contingencies  as shall be in accordance with the general practices and businesses engaged in similar activities in similar  geographic areas and in amounts,  containing such terms, in such  forms  and for such  periods  as may be  reasonable  and prudent.

          (b)  The Borrower  will require the general  contractor on the Project to obtain and  maintain at all times during the  construction  of the Project the insurance required by the Construction and Supply
               Contracts and such other insurance as may be reasonably  required by the Lender (including, without limitation,  commercial general
               liability   insurance,    comprehensive    automobile   liability
               insurance,  all risk  contractors  equipment  floater  insurance,
               worker's   compensation    insurance   and   employer   liability
               insurance), all such insurance to be assignable to Lender upon an
               Event of  Default  hereunder  or under the  Mortgage  and in such amounts and form, and to include such coverage and  endorsements, and to be issued by such insurers all as shall be approved by the
               Lender,  and to contain the written  agreement  of the insurer to
               give   Lender   thirty   (30)  days  prior   written   notice  of
               cancellation,  nonrenewal,  modification  or expiration (10 days'
               notice for non-payment of premium).  The Borrower will provide or will cause the  general  contractor  to provide  the Lender  with certificates  evidencing  such  insurance upon the request of the
               Lender.

          (c)  The Borrower  will require the general  contractor  to obtain and maintain at all times  during the  construction  of the Project a payment and  performance  bond (the "Bond"),  which Bond shall be issued by a bonding  company  satisfactory to Lender and shall be assigned to Lender.  The Borrower  will provide or will cause the general  contractor  to  provide  the  Lender  with  certificates evidencing such Bond and assignment.

SECTION 6. CONDITIONS PRECEDENT TO FUTURE ADVANCES

     Notwithstanding  any other  provision of this Agreement or any of the other
Loan Documents,  and without  affecting in any manner the rights of Lender under the other sections of this  Agreement,  Lender shall not be required to make any further  advance of the Loan under this Agreement other than the initial advance for the  acquisition  of the  Property  unless and until  each of the  following conditions has been satisfied.

     6.1  Construction and Supply Contracts.  Lender shall receive copies of (i)
          a guaranteed maximum price general  construction  contract in form and
          substance   reasonably   satisfactory   to  Lender   for  all  of  the
          construction on the Property,  and (ii) any and all agreements then in effect  between  Borrower  and  the  general  contractor,  architects,
          engineers,   construction   manager,   contractors  and  suppliers  of
          construction materials,  fixtures, equipment or other items to be used in connection with the completion of the Project,  or any part thereof
          (the foregoing guaranteed maximum price general construction  contract and all other agreements being herein collectively  referred to as the
          "Construction  and Supply  Contracts,"  the  aforesaid  persons  being herein collectively referred to as the "Contractors").

     6.2  Continuation  Agreements.  Each of the  Contractors  shall  enter into agreements with Lender whereby such parties agree to provide  services to  Lender  pursuant  to  the  contracts  subject  to  the  Collateral
          Assignment of even date herewith,  after an Event of Default under any of the Loan Documents.

     6.3  Subordination Agreements. Agreements from the Contractors satisfactory to Lender whereunder the parties  executing such agreements  expressly and fully  subordinate  to the lien of Lender's  Mortgage  any and all lien rights  (including rights of removal) which they have or may have against the Project or any part thereof.

     6.4  Plans and Specifications.  Lender shall have received,  and shall have
          approved  (which   approval  shall  not  be   unreasonably   withheld,
          conditioned or delayed), or the Borrower shall have caused the same to be modified  as  reasonably  required  by Lender,  the final plans and specifications  of the Project,  together with  certificates  from the architects and engineers  preparing or  contributing to such plans and specifications verifying the identify of such plans and specifications and  their  conformity  to  applicable  laws,  codes  and  regulations
          (collectively, the "Plans and Specifications").

     6.5  Governmental Permits, Approvals and Licenses;  Utilities. Lender shall have received,  and shall have approved  (which  approval shall not be unreasonably withheld,  conditioned or delayed), or the Borrower shall have caused the same to be  modified as required by Lender,  copies of all licenses, permits and approvals (including,  without limitation, a building  permit) from  appropriate  governmental  or regulatory  body claiming  jurisdiction,  which  are  or  shall  be  required  for  the construction  and  development  of the  Project or any parts  thereof, together with evidence  satisfactory to Lender, of the availability of all utility services required for the construction,  development, use, operation or occupancy of each of the Project or any part thereof.

     6.6  Project Costs Budget,  Cash Flow Analysis and  Construction  Schedule.
          Upon reasonable  request of Lender,  (i) a detailed cost breakdown (as amended in accordance  with this Agreement  from time to time,  herein called the "Project Costs Budget"), in form and substance satisfactory to Lender, specifying all costs of construction,  fixturing, equipping and developing the Project  ("Project Costs") required to complete the development of the Project  (including all soft costs) and the sources of  all  funds  to pay  such  costs  and  expenses;  (ii)  a  detailed construction  schedule in form and substance  satisfactory  to Lender, showing  a  trade-by-trade  breakdown  of  the  estimated  periods  of commencement  and completion of the  construction of the Project;  and
          (iii) a detailed cash flow analysis  showing the periodic  sources and applications of funds to various cost categories of the Project during the construction phase of the Loan.

     6.7  Evidence of Bond. Lender shall have received and shall have approved a copy of the Bond  posted by the  general  contractor  as  provided  in
          Section  5.6(c).  Lender  shall also have  received  a fully  executed assignment of the Bond to Lender in a form satisfactory to Lender.

     6.8  Compliance  with Laws and  Restrictions.  Borrower  shall  furnish  to
          Lender evidence that all applicable zoning,  environmental,  building,
          subdivision   and  other   ordinances,   laws,   rules,   regulations,
          restrictive covenants, easements,  rights-of-way and any other matters affecting the Project permit the use for which the Project is intended and will not be violated by development of the Project.

     6.9  No Litigation.  No action,  proceeding,  investigation,  regulation or legislation shall have been instituted,  threatened or proposed before any court, governmental agency or legislative body to enjoin, restrain or prohibit,  or to obtain  damages in respect of, or which is related to or  arises  out  of  this  Agreement  or  the  consummation  of the transactions contemplated hereby.

SECTION 7. EVENTS OF DEFAULT: RIGHTS AND REMEDIES ON DEFAULT

     7.1  Events of  Default.  The  occurrence  of one or more of the  following events,  which has not been  cured  prior to  expiration  of any grace periods provided for in the Mortgage, along with all Events of Default described  in the  Mortgage  shall  constitute  an "Event of  Default"
          hereunder:

          7.1.1Breach of Covenants.  Borrower  shall fail or neglect to perform, keep or observe any covenant  contained in this Agreement  within thirty (30) days after  notification  from Lender or such longer period  of time as may be  reasonably  requested,  provided  that
               Borrower  is  utilizing  consistent,  best  efforts  to cure such default.

          7.1.2Uninsured   Losses.   Any  material   loss,   theft,   damage  or
               destruction of any of the  Collateral not fully covered  (subject to such deductibles as Lender shall have permitted) by insurance, unless  Borrower  evidences to Lender's  reasonable  satisfaction sufficient funds to cover repair of such uninsured damage.

          7.1.3Business Disruption,  Condemnation. There shall occur a cessation of a  substantial  part of the  business of Borrower for a period which  significantly  affects Borrower's capacity to continue any material part of its business, on a profitable basis; or Borrower shall suffer the loss or  revocation of any license or permit now held or hereafter  acquired by Borrower which is necessary to the continued or lawful operation of its business;  or Borrower shall be  enjoined,  restrained  or in  any  way  prevented  by  court, governmental or  administrative  order from conducting all or any material part of its business  affairs;  or any material lease or agreement pursuant to which Borrower leases space at the Property shall be canceled or  terminated  prior to the  expiration of its stated term as a result of a default  thereunder by Borrower;  or any part of the Property shall be taken through  condemnation  or the value of the Property shall be impaired through condemnation, which taking or impairment  prevents Borrower from conducting all or any material part of its business affairs.

           Notwithstanding  anything  contained herein, any inconsistency in the provisions outlined in this  Section 7 and the  Mortgage  shall be resolved in favor of the provisions outlined in the Mortgage.

     7.2  Acceleration  of the  Obligations.  Upon the occurrence and during the continuance  of an Event of Default  hereunder,  all or any portion of
          the   Obligations   shall,   at  the  option  of  Lender  and  without
          presentment,  demand, protest or further notice by Lender, be declared at once and shall thereupon  become due and payable and Borrower shall forthwith pay to Lender, the full amount of such Obligations.

     7.3  Remedies Cumulative, No Waiver. All covenants, conditions, provisions,
          warranties,   guaranties,   indemnities,  and  other  undertakings  of
          Borrower contained in this Agreement,  the Mortgage and the other Loan
          Documents,  or in any document  referred to herein or contained in any
          agreement  supplementary  hereto  or  in  any  schedule,   heretofore,
          concurrently, or hereafter entered into, shall be deemed cumulative to and not in derogation or substitution of any of the terms,  covenants, conditions, or agreements of Borrower herein contained. The failure or delay of Lender to  require  strict  performance  by  Borrower  of any provision  of this  Agreement  or to  exercise  or enforce any rights,
          Liens,  powers,  or remedies  hereunder or under any of the  aforesaid agreements  or other  documents  shall not operate as a waiver of such
          performance,   Liens,  rights,  powers  and  remedies,  but  all  such
          requirements,  Liens,  rights,  powers, and remedies shall continue in full force and effect until all Loans and all other  Obligations owing or to become  owing  from  Borrower  to Lender  shall  have been fully satisfied. None of the undertakings, agreements, warranties, covenants and  representations  of Borrower  contained  in this  Agreement,  the
          Mortgage or any of the other Loan Documents and no Event of Default by
          Borrower  under  this  Agreement,  the  Mortgage  or  any  other  Loan
          Documents  shall be deemed to have been suspended or waived by Lender, unless  such  suspension  or waiver  is by an  instrument  in  writing specifying  such  suspension  or  waiver  and  is  signed  by  a  duly authorized representative of Lender and directed to Borrower.

SECTION 8. MISCELLANEOUS

     8.1  Indemnity.  Borrower  hereby agrees that,  absent gross  negligence or willful  misconduct  by Lender,  to  indemnify  Lender and hold Lender harmless from and against any liability, loss, damage, suit, action or proceeding ever suffered or incurred by Lender  (including  reasonable attorneys fees and legal expenses) as the result of any claim from any
          Person for any  brokers,  finders or similar  fee  arising  out of the execution,  delivery or performance of this Agreement  (excluding that of Sun  Consulting).  Notwithstanding  any contrary  provision in this
          Agreement,  the  obligation  of Borrower  under this Section 8.1 shall survive the payment in full of the  Obligations and the termination of this Agreement.

     8.2  Modification of Agreement; Sale of Interest. This Agreement may not be
          modified, altered or amended, except by an agreement in writing signed by Borrower and Lender.  Borrower may not sell, assign or transfer, by operation of law or otherwise,  any interest in this Agreement, any of the other Loan Documents,  or any of the  Obligations,  or any portion thereof,  including,  without  limitation,  Borrower's rights,  title, interests, remedies, powers, and duties hereunder or thereunder.

     8.3  Severability.  Wherever  possible,  each  provision of this  Agreement shall be interpreted in such manner as to be effective and valid under applicable  law,  but if any  provision  of this  Agreement  shall  be prohibited by or invalid under applicable law, such provision shall be ineffective  only to the  extent of such  prohibition  or  invalidity, without  invalidating the remainder of such provision or the remaining provisions of this Agreement.

     8.4  Successors and Assigns.  This Agreement,  the Other Agreements and the
          Security  Documents  shall be binding upon and inure to the benefit of the successors and assigns of Borrower and Lender.

     8.5  Execution  in  Counterparts.  This  Agreement  may be  executed in any number of  counterparts  and by different  parties  hereto in separate counterparts,  each of which when so executed and  delivered  shall be deemed to be an original and all of which  counterparts taken together shall constitute but one and the same instrument.

     8.6  Notice. Except as otherwise provided herein, all notices, requests and demands  to or upon a  party  hereto,  to be  effective,  shall  be in writing and shall be sent by  certified  or  registered  mail,  return receipt requested,  by personal delivery against receipt, by overnight courier or by  facsimile  and,  unless  otherwise  expressly  provided herein,  shall  be  deemed  to have  been  validly  served,  given  or delivered immediately when delivered against receipt, one Business Day after  deposit  in the mail,  postage  prepaid,  or with an  overnight courier or. in the case of facsimile notice, when confirmed, addressed as follows:

          If to Lender:              Connecticut Innovations, Inc.
                                     999 West Street
                                     Rocky Hill, Connecticut 06067
                                     Attention:  Carolyn Kahn, Phd
                                     Facsimile No. (860) 563-4877

          With a copy to:            Marshall S. Ruben, Esq.
                                     Ruben, Johnson & Morgan, P.C.
                                     CityPlace II
                                     185 Asylum Street
                                     Hartford, CT  06103
                                     Facsimile No. (860) 275-6884

          If to Borrower:            Neurogen Properties, LLC
                                     35 Northeast Industrial Road
                                     Branford, Connecticut  06405
                                     Attention:  General Counsel
                                     Facsimile No. (203) 481-8683

          With a copy to:            Rosemary Ayers, Esq.
                                     Day, Berry & Howard
                                     CityPlace
                                     185 Asylum Street
                                     Hartford, Connecticut 06103
                                     Facsimile No. (860) 275-0343

           or to such other  address as each party may designate for itself by notice given in accordance with this Section 8.6.

     8.7  Time of Essence.  Time is of the essence of this Agreement,  the Other
          Agreements  and the Security  Documents  with respect only to advances and payments under the Note.

     8.8  Entire Agreement.  This Agreement, the Commitment Letter and the other
          Loan Documents,  together with all other  instruments,  agreements and certificates  executed by the parties in connection  therewith or with reference  thereto,  embody the  entire  understanding  and  agreement between the parties  hereto and  thereto  with  respect to the subject
          matter  hereof  and  thereof  and  supersede  all  prior   agreements,
          understandings  and inducements,  whether express or implied,  oral or written.

     8.9  Interpretation.  No  provision  of this  Agreement or any of the other
          Loan  Documents  shall be  construed  against  or  interpreted  to the disadvantage of any party hereto by any court or other governmental or judicial  authority  by reason of such party having or being deemed to have structured or dictated such provision.

     8.10 Confidentiality.  Lender  agrees,  on behalf of itself and each of its affiliates, directors, officers, employees and representatives, to use reasonable precautions to keep confidential any non-public information supplied  to it by the  Borrower  or  Guarantor  or  disclosed  during
          Lender's  inspections;  provided  that nothing  herein shall limit the disclosure of any such  information (a) after such  information  shall have become  public  other than  through a violation  of this  Section
          8.10,  (b) to the extent  required by  statute,  rule,  regulation  or judicial  process,  (c) to any assignee or participant (or prospective assignee or  participant)  so long as such assignee or participant (or prospective  assignee  or  participant)  agrees  to be  bound  by  the provisions hereof.

     8.11 GOVERNING LAW:  CONSENT TO FORUM.  THIS AGREEMENT HAS BEEN NEGOTIATED,
          EXECUTED  AND  DELIVERED  AT AND  SHALL BE DEEMED TO HAVE BEEN MADE IN
          HARTFORD,  CONNECTICUT.  THIS  AGREEMENT  SHALL  BE  GOVERNED  BY  AND
          CONSTRUED  IN  ACCORDANCE  WITH THE LAWS OF THE STATE OF  CONNECTICUT;
          BORROWER  HEREBY  CONSENTS AND AGREES THAT,  AT LENDER'S  OPTION,  THE
          SUPERIOR  COURT OF  CONNECTICUT  (JUDICIAL  DISTRICT  OF  HARTFORD  AT
          HARTFORD) OR, AT LENDER'S OPTION, THE UNITED STATES DISTRICT COURT FOR
          THE  DISTRICT  OF  CONNECTICUT,  SHALL HAVE  JURISDICTION  TO HEAR AND
          DETERMINE  ANY  CLAIMS  OR  DISPUTES   BETWEEN   BORROWER  AND  LENDER
          PERTAINING  TO  THIS  AGREEMENT  OR TO ANY  MATTER  ARISING  OUT OF OR
          RELATED TO THIS AGREEMENT.  BORROWER EXPRESSLY SUBMITS AND CONSENTS IN
          ADVANCE TO SUCH  JURISDICTION  IN ANY ACTION OR SUIT  COMMENCED IN ANY
          SUCH COURT,  AND BORROWER  HEREBY WAIVES ANY OBJECTION  WHICH BORROWER
          MAY HAVE BASED UPON LACK OF PERSONAL  JURISDICTION,  IMPROPER VENUE OR
          FORUM NON CONVENIENS AND HEREBY CONSENTS TO THE GRANTING OF SUCH LEGAL
          OR EQUITABLE RELIEF AS IS DEEMED APPROPRIATE BY SUCH COURT. NOTHING IN
          THIS  AGREEMENT  SHALL BE DEEMED  OR  OPERATE  TO AFFECT  THE RIGHT OF
          LENDER TO SERVE LEGAL  PROCESS IN ANY MANNER  PERMITTED  BY LAW, OR TO
          PRECLUDE THE  ENFORCEMENT  BY LENDER OF ANY JUDGMENT OR ORDER OBTAINED
          IN SUCH  FORUM OR THE TAKING OF ANY ACTION  UNDER  THIS  AGREEMENT  TO
          ENFORCE SAME IN ANY OTHER APPROPRIATE FORUM OR JURISDICTION.

     8.12 WAIVERS BY  BORROWER.  BORROWER  WAIVES (i) THE RIGHT TO TRIAL BY JURY
          (WHICH LENDER HEREBY ALSO WAIVES) IN ANY ACTION,  SUIT,  PROCEEDING OR
          COUNTERCLAIM  OF ANY KIND ARISING OUT OF OR RELATED TO ANY OF THE LOAN
          DOCUMENTS, THE OBLIGATIONS OR THE COLLATERAL; (ii) PRESENTMENT, DEMAND
          AND PROTEST AND NOTICE OF PRESENTMENT,  PROTEST, DEFAULT,  NONPAYMENT,
          MATURITY, RELEASE, COMPROMISE, SETTLEMENT, EXTENSION OR RENEWAL OF ANY
          OR  ALL  COMMERCIAL  PAPER,  ACCOUNTS,   CONTRACT  RIGHTS,  DOCUMENTS,
          INSTRUMENTS,  CHATTEL PAPER AND  GUARANTIES AT ANY TIME HELD BY LENDER
          ON WHICH  BORROWER  MAY IN ANY WAY BE LIABLE;  (iii)  NOTICE  PRIOR TO
          TAKING  POSSESSION  OR CONTROL  OF THE  COLLATERAL  PRIOR TO  ALLOWING
          LENDER TO EXERCISE ANY OF LENDER'S  REMEDIES;  (iv) THE BENEFIT OF ALL
          EXEMPTION  LAWS;  AND  (v)  NOTICE  OF  ACCEPTANCE  HEREOF.   BORROWER
          ACKNOWLEDGES THAT THE FOREGOING  WAIVERS ARE A MATERIAL  INDUCEMENT TO
          LENDER'S  ENTERING INTO THIS AGREEMENT AND THAT LENDER IS RELYING UPON
          THE FOREGOING WAIVERS IN ITS FURTUER DEALINGS WITH BORROWER.  BORROWER
          WARRANTS AND  REPRESENTS  THAT IT HAS REVIEWED THE  FOREGOING  WAIVERS
          WITH ITS LEGAL COUNSEL AND HAS KNOWINGLY  VOLUNTARILY  WAIVED ITS JURY
          TRIAL RIGHTS FOLLOWING  CONSULTATION WITH LEGAL COUNSEL.  IN THE EVENT
          OF LITIGATION,  THIS AGREEMENT MAY BE FILED AS A WRITTEN  CONSENT TO A
          TRIAL BY THE COURT.

     8.13 NC  Equipment.  By  acceptance of this  Construction  Loan  Agreement,
          Lender (a) acknowledges  that Neurogen  Corporation  intends to occupy the  Project  and may  now or  hereafter  locate  within  the  Project
          machinery,  appliances,   equipment,  apparatus,   furnishings,  trade
          fixtures and other  personal  property  owned by Neurogen  Corporation and/or one or more  subsidiaries  other than Mortgagor  (collectively,
          "NC's Equipment"), (b) acknowledges that any security interest or lien granted by  Borrower  under this  Agreement  does not cover any right, title or interest in NC's Equipment,  and (c) hereby waives any claim, lien or security interest in or against any of NC's Equipment, whether now or hereafter located on the Property.  Lender agrees to provide an estoppel  certificate  and  waiver of lien  confirming  that it has no interest  in any of NC's  Equipment  upon  the  request  of  Borrower.
          Notwithstanding the foregoing,  Neurogen Corporation  acknowledges and agrees that it will, in a timely  manner and its sole expense,  repair any and all damage  caused to the  Property as a result of the removal of NC's Equipment from the Property.

     IN WITNESS  WHEREOF,  this  Agreement  has been duly  executed in Branford,
Connecticut, on the day and year specified at the beginning of this Agreement.

                                             NEUROGEN PROPERTIES LLC

                                             By:      Neurogen Corporation
                                                      Its Sole Member

                                             By:      /s/ Stephen R. Davis
                                                --------------------------------
                                                      Stephen R. Davis
                                                      Its Vice President-Finance

                                             CONNECTICUT INNOVATIONS, INC.

                                             By:      /s/ Victor Budnick
                                                --------------------------------
                                                      Victor Budnick
                                                      Its President & Executive
                                                      Director

                                   APPENDIX A

                               GENERAL DEFINITIONS

     When  used in the Loan  Agreement  dated as of  October  22,  1999,  by and between Neurogen Properties LLC and Connecticut Innovations, Inc., the following terms shall have the following  meanings  (terms defined in the singular to have the same meaning when used in the plural and vice versa):

     Agreement - the Loan  Agreement  referred to in the first  sentence of this
Appendix A, all Exhibits thereto and this Appendix A.

     Business  Day - shall mean any day on which  commercial  banks are open for business in Hartford, Connecticut.

     Code - the Uniform  Commercial Code as adopted and in force in the State of
Connecticut, as from time to time in effect.

     Collateral  - all of the Property  and  interests in Property  described in
Section  5 of the  Agreement  and the  Mortgage,  and  all  other  property  and interests in property that now or hereafter  secure the payment and  performance of any of the Obligations.

     Default - an event or condition  the  occurrence  of which would,  with the lapse of time or the giving of notice, or both, become an Event of Default.

     Environmental Laws - all federal, state and local laws, rules, regulations, ordinances, programs, permits, guidances, orders and consent decrees relating to health, safety and environmental matters.

     Event of Default - as defined in Section 7.1 of the Agreement.

     Lender's Consultant means those third-party  consultants hired by Lender as it deems necessary,  the reasonable costs of which shall be paid by Borrower, to provide the services for the benefit of the Lender, including the following:

     (i)  Review and approve  preliminary and final plans and specifications for
          Project;

     (ii) Review and approve  preliminary and final  construction cost breakdown and construction schedule for the Project;

     (iii)Conduct monthly  compliance  inspections  with respect to the progress of  construction  of the Project and approve each element of a request for disbursement relating to construction costs; and

     (iv) Perform such other  services as may,  from time to time, be reasonably required by the Lender.

     Lien - any interest in property  securing an obligation owed to, or a claim by, a Person  other than the owner of the  property,  whether  such  interest is based on common law,  statute or  contract.  The term "Lien"  shall also include reservations,  exceptions, encroachments,  easements, rights-of-way,  covenants, conditions,  restrictions,  leases and other title  exceptions and  encumbrances affecting  property  which  individually  or in the  aggregate  have a  material adverse  effect upon the value of such property or Borrower's  use and enjoyment thereof.  For the purpose of the  Agreement,  Borrower shall be deemed to be the owner of any property  which it has acquired or holds  subject to a  conditional sale agreement or other arrangement  pursuant to which title to the property has been retained by or vested in some other Person for security purposes.

     Loan  Documents - the  Agreement,  the Other  Agreements  and the  Security
Documents.

     Loans - all loans and  advances of any kind made by Lender  pursuant to the
Agreement.

     Obligations  - all  Loans  and  all  other  advances,  debts,  liabilities, obligations,  covenants and duties,  together with all interest,  fees and other charges thereon,  owing,  arising, due or payable from Borrower to Lender of any kind or  nature,  present  or  future,  whether  or not  evidenced  by any note, guaranty or other  instrument,  arising under this Agreement or any of the other
Loan  Documents,  whether  direct  or  indirect  (including  those  acquired  by assignment), absolute or contingent, primary or secondary, due or to become due, now existing or hereafter arising and however acquired.

     Other Agreements - any and all agreements, instruments and documents (other than the Agreement  and the Security  Documents),  heretofore,  now or hereafter executed by Borrower,  any  subsidiary  of Borrower or any other third party and delivered  to  Lender  in  respect  of  the  transactions  contemplated  by  the
Agreement.

     Person  -  an  individual,  partnership,   corporation,  limited  liability
company,  joint stock company,  land trust,  business trust,  or  unincorporated organization, or a government or agency or political subdivision thereof.

     Property - all real property,  together with improvements thereon,  located at 45 Northeast Industrial Road, Branford, Connecticut.

     Security  Documents  - all  instruments  and  agreements  (other  than  the
Agreement)  now or at any time  hereafter  securing the whole or any part of the
Obligations.

     Other Terms.  All other terms  contained in the Agreement  shall have, when the context so  indicates,  the meanings  provided for by the Code to the extent the same are used or defined therein.

     Certain  Matters  of  Construction.   The  terms  "herein,"  "hereof,"  and
"hereunder"  and other words of similar import refer to the Agreement as a whole and not to any particular  section,  paragraph or subdivision.  Any pronoun used shall be deemed to cover all genders.  The section titles, table of contents and list of exhibits appear as a matter of convenience only and shall not affect the interpretation  of  the  Agreement.  All  references  to  statutes  and  related regulations shall include any amendments of same and any successor  statutes and regulations.  All references to any of the Loan Documents  shall include any and all modifications thereto and any and all extensions or renewals thereof.

                                    EXHIBIT A

                                 PROMISSORY NOTE

                                                                October 22, 1999
$5,000,000.00
                                                           Hartford, Connecticut

     FOR  VALUE  RECEIVED,   NEUROGEN  PROPERTIES  LLC,  a  Connecticut  limited
liability company having an address at 35 Northeast  Industrial Road,  Branford,
Connecticut 06405 ("Maker"),  hereby promises to pay to the order of CONNECTICUT
INNOVATIONS,  INCORPORATED  ("Payee")  at the  offices  of the Payee at 999 West
Street,  Rocky Hill,  Connecticut 06067 or such other address as the Payee shall designate  in a  written  notice  to  Maker,  the  amount  of FIVE  MILLION  AND
NO/DOLLARS ($5,000,000.00) or so much thereof as may be advanced by the Payee to the Maker in accordance  with that certain  Construction  Loan Agreement of even date  herewith  by and  between  Payee and Maker  (the "Loan  Agreement"),  with interest  thereon  payable in arrears  at fixed  rate of  interest  of seven and one-half per cent (7.5%) per annum (the "Interest Rate"), together with: (i) all amounts which may become due under the Mortgage (as  hereinafter  defined),  the
Loan Agreement,  or under any other document  evidencing,  securing or otherwise executed in connection with the  indebtedness  evidenced by this Promissory Note
(this "Note") (the "Loan  Documents");  (ii) any costs and  expenses,  including attorney's and appraiser's fees,  incurred in the collection of this Note, or in the foreclosure of the Mortgage,  or in protecting or sustaining the lien of the
Mortgage, or in any litigation or controversy arising from or connected with the
Loan Documents; and (iii) all taxes or duties assessed upon said sum against the holder hereof,  upon the debt  evidenced  hereby or by the Mortgage and upon the
Mortgaged Property (as herein defined).

     Payments of interest  only,  payable in arrears and at the Interest Rate on all sums outstanding, shall be due and payable on the first day of each calendar month  commencing on December 1, 1999 through and including the Conversion  Date
(as such term is defined  below).  Commencing with the first day of the calendar month commencing  immediately after the Conversion Date,  principal and interest due  hereunder  shall be payable in a series of one hundred  eighty  (180) equal monthly  payments  continuing to be due on the first day of every calendar month thereafter  until the balance of the Loan is fully paid, each such payment to be applied first to interest and the balance to principal,  in an amount calculated to fully  amortize  the Loan to a zero  balance  when the one hundred  eightieth
(180th) such equal payment is made.

     The  Conversion  Date shall be the earlier of: (a) the date of  substantial completion of construction of the Project (as defined in the Loan Agreement) and the full advancement of all sums due to Maker pursuant to the Loan Agreement; or
(b) December 31, 2000.

     The  balance  of  principal  and all  interest  thereon  and other sums due hereunder  shall be paid in full on that  date  when the one  hundred  eightieth
(180th)  amortizing  payment is due hereunder (the "Maturity Date"). All amounts owing under this Note shall be payable in legal  tender of the United  States of
America.

     Interest shall be calculated on the daily unpaid  principal  balance of the indebtedness  evidenced  by this Note  based on a 360-day  year,  provided  that interest  shall be due for the actual number of days elapsed  during each period for which interest is being charged.

     If any of the following events shall occur:

     1.   if Maker shall fail to pay any  installment  of  principal or interest within ten (10) days after the due date thereof; or

     2.   if any Event of Default  shall  occur  under the Loan  Agreement,  the
          Mortgage or any other Loan Document;

then,  and in every such event (an "Event of Default"),  the holder of this Note may, by notice to Maker,  declare this Note and all accrued but unpaid  interest thereon  to be  forthwith  due and  payable,  whereupon  this  Note and all such interest and all such amounts shall become and be  immediately  due and payable.
No remedy herein conferred upon the Payee or the holder of this Note is intended to be  exclusive  of any  other  remedy  and  each  and  every  remedy  shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter  existing at law or in equity or by statute or any other  provision of law.

     If any  amount  payable  under  this Note is not paid  within ten (10) days after its due date Maker  shall pay to the  holder on demand an amount  equal to five percent (5%) of such unpaid  amount  which the Maker  acknowledges  to be a reasonable late charge to compensate the holder for the administrative  costs of dealing with such late payment and for its loss of use of such funds.

     Upon the  occurrence  of an Event of  Default or after the  Maturity  Date, whether by stated maturity or acceleration, the interest rate of this Note shall increase,  at  holder's  option,  to a  default  rate  equal  to  the  otherwise applicable  interest  rate  hereunder  plus four  percent  (4%) per  annum  (the
"Default Rate"), payable in accordance with the terms hereof.

     Nothing contained in this Note or the instruments  securing this Note shall be deemed to establish or require the payment of a rate of interest in excess of the  amount  legally  enforceable.  In the event  that the rate of  interest  so required to be paid exceeds the maximum rate  legally  enforceable,  the rate of interest so required  to be paid shall be  automatically  reduced to the maximum rate legally enforceable, and any excess paid over such maximum enforceable rate shall be  automatically  credited  on account of the  principal  hereof  without premium or penalty.

     This Note and the indebtedness  evidenced hereby (the "Loan") is secured by an Open-End  Construction  Mortgage Deed and Security Agreement (the "Mortgage")
from Maker, as mortgagor,  to Payee, as mortgagee,  and certain other collateral security  documentation.  The  Mortgage  constitutes  a lien on certain real and personal property,  more particularly  described  therein,  located in Branford,
Connecticut (the "Mortgaged Property").

     Maker  shall have the right to prepay the  indebtedness  evidenced  by this
Note,  in whole or in part,  at any time during the term of the Loan without any prepayment  penalty.  Any  prepayments  permitted  hereunder shall be applied to interest and other charges  accrued under this Note to the day prepayment  shall have been received by Payee and then to  principal,  in the inverse order of the installments of principal payable under this Note.

     Notices to Maker shall be deemed given when  delivered in  accordance  with the notice  provisions of the Loan Agreement  and/or the Mortgage.  Every maker, endorser and guarantor of this Note or the obligation  represented hereby waives presentment,  demand,  notice,  protest  and all other  demands  and  notices in connection with the delivery, acceptance, performance, default or enforcement of this Note,  assents to any extension or  postponement  of the time of payment or any other indulgence, to any substitution, exchange or release of collateral and to the addition or release of any other party or person primarily or secondarily liable.

Maker  acknowledges  that Payee may (a) fund the Loan through an affiliate,
(b) sell or transfer interests in the Loan and the Loan Documents to one or more participants or special purpose  entities,  (c) pledge Payee's  interests in the
Loan and the Loan Documents as security for one or more loans obtained by Payee, and/or (d) sell or transfer Payee's interests in the Loan and the Loan Documents in  connection  with a  securitization  transaction,  in each case at no cost to
Maker, and that all documentation, financial statements, appraisals, reports and other data, or copies  thereof,  related to any loan  application or commitment,
Maker, any guarantor of the Loan, the Mortgaged  Property,  and/or the Loan, may
be exhibited  to and  reviewed by any party that is  reviewing  the Loan for the purposes of purchasing, valuing, rating or servicing the Loan. Upon any transfer or proposed transfer  contemplated  above and by the Loan Documents,  at Payee's request,  Maker shall provide an estoppel  certificate to the reviewing party or parties in such form,  substance and detail as Payee or the  reviewing  party or parties may reasonably require.

     MAKER AND EACH  ENDORSER,  GUARANTOR  AND SURETY OF THIS NOTE,  IF ANY, AND
EACH OTHER PERSON  LIABLE OR WHO SHALL BECOME  LIABLE FOR ALL OR ANY PART OF THE
INDEBTEDNESS  EVIDENCED BY THIS NOTE, HEREBY ACKNOWLEDGE THAT THE TRANSACTION OF
WHICH THIS NOTE IS A PART IS A COMMERCIAL TRANSACTION, AND TO THE EXTENT ALLOWED
UNDER CONNECTICUT GENERAL STATUTES SECTIONS 52-278a TO 52-278n, INCLUSIVE, OR BY
OTHER  APPLICABLE  LAW,  HEREBY  WAIVE THEIR  RIGHT TO NOTICE AND  HEARING  WITH
RESPECT TO ANY  PREJUDGMENT  REMEDY WHICH PAYEE OR ITS SUCCESSORS OR ASSIGNS MAY
DESIRE TO USE, AND TO A JURY TRIAL IN  CONNECTION  WITH ANY  ENFORCEMENT  OF THE
INDEBTEDNESS EVIDENCED BY THIS NOTE.

     The Payee or any  subsequent  holder  of this Note from time to time  shall have the right to declare due and payable all sums  outstanding  under this Note after one hundred  eighty (180) days prior written  notice to Maker in the event that  Neurogen  Corporation,  an  affiliate  of  Maker  and a  guarantor  of the indebtedness  evidenced by this Note,  achieves  four (4)  consecutive  calendar quarters where Neurogen  Corporation revenues from the sale of drugs (royalties, profit  sharing,  direct sales,  etc.) exceed Neurogen  Corporation's  operating expenses.

     This Note,  without regard to the place of execution,  delivery or payment, shall be  construed  and  enforced  according to and governed by the laws of the
State of Connecticut.

     IN WITNESS WHEREOF, the undersigned has executed this Promissory Note as of the 22nd day of October, 1999.

                                             NEUROGEN PROPERTIES LLC

                                             BY:      NEUROGEN CORPORATION
                                                      Its Sole Member

                                             By:      /s/ Steve Davis
                                                --------------------------------
                                                      Name:  Stephen R. Davis
                                                      Its Vice President-Finance

                                                                   EXHIBIT 10.38

                            COMMERCIAL TERM NOTE

$17,500,000.00                                                 December 21, 2001

     FOR VALUE  RECEIVED,  the  undersigned,  Neurogen  Corporation,  a Delaware corporation  (hereinafter sometimes referred to individually and/or collectively as  "Maker"  or  "Borrower")  promises  to pay  to the  order  of  WEBSTER  BANK
(hereinafter sometimes referred to as "Holder" or "Bank"), a federally chartered savings  bank,  organized  and existing  under the laws of the United  States of
America,  its  successors  and  assigns,  at  its  office  at 145  Bank  Street,
Waterbury,  Connecticut,  or at  such  other  place  as the  Holder  hereof  may designate  in writing,  the  principal  sum of  Seventeen  Million  Five Hundred
Thousand  ($17,500,000.00)  DOLLARS, together with interest thereon as set forth below  The Maker  shall  also pay all taxes  levied  or  assessed  upon said sum against said payee or the Holder of this Note.

     The Maker shall use the proceeds of each and every  advance made  hereunder for commercial purposes, provided that no part of such proceeds will be used, in whole or in part,  for the purpose of (i)  acquiring  any  consumer or household goods or (ii)  purchasing  or  carrying  any "margin  security"  as such term is defined in Regulation U of the Board of Governors of the Federal  Reserve System
or (iii) acquiring  substantially  all of the stock or assets of any other firm, corporation or entity.

     In addition to the  forgoing,  this Note has been  executed  subject to the following terms and conditions:

(1)  Repayment.

     (a)  Repayment Schedule.  The unpaid principal amount of this Note shall be repayable as follows:  One Hundred  Nineteen (119) monthly payments of principal  due and payable on the last day of each and every  Interest
          Period (as hereinafter defined),  in the amount of $97,222.22,  with a final payment of all  remaining  principal due and payable on December
          21,  2011 (the  "Maturity  Date").  If not  sooner  paid,  the  entire principal  balance  hereof and all  interest  hereon  shall be due and payable on the Maturity  Date.  All amounts  owing under this Note and interest thereon shall be payable in legal tender of the United States of  America.  Without  waiving  its  right  of  setoff,  the  Bank  is authorized,  but not required,  to charge any payment due hereunder to the Borrower's primary disbursement account at the Bank.

     (b)  Evidence of Debt. The Bank will enter an  appropriate  notation on its books and records  evidencing  the  interest  rate  applicable  to the outstanding balance hereof, each repayment on account of the principal thereof, and the amount of interest paid. The Borrower agrees that, in the absence of manifest error, the books and records of the Bank shall constitute  prima  facie  evidence  of the  amount  owing  to the Bank pursuant to this Note.

(2)  Interest Rates, Payment of Interest. So long as no Event of Default exists, the outstanding  principal  balance hereunder shall bear interest at a rate per annum equal to the LIBOR Rate (as  hereinafter  defined) plus 250 basis points for an Interest  Period of one (1) month.  Interest shall be payable on the last day of each Interest  Period.  All computations of interest due under this Note shall be made on the basis of a 365-day year and the actual days elapsed.

(3)  Additional Charges.

     (a)  Additional  Payments.  If the Bank shall deem applicable to this Note, any  requirement  of any law of the  United  States  of  America,  any
          regulation,  order,  interpretation,  ruling,  official  directive  or guideline  (whether  or not  having  the force of law) of the Board of
          Governors  of the  Federal  Reserve  System,  the  Comptroller  of the
          Currency, the Federal Deposit Insurance Corporation or any other board or  governmental  or  administrative  agency of the  United  States of
          America  which  shall  impose,  increase,  modify  or make  applicable thereto or cause to be  included  in, any  reserve,  special  deposit, calculation used in the computation of regulatory  capital  standards, assessment  or other  requirement  which  imposes on the Bank any cost that is attributable to the maintenance hereof, then, and in each such event,  the Bank shall  notify the  Borrower  thereof and the Borrower shall pay the Bank,  within 30 days of  receipt of such  notice,  such
          amount  as  will  compensate  the  Bank  for  any  such  cost,   which
          determination  may be based upon the Bank's  reasonable  allocation of the aggregate of such costs  resulting from such events.  In the event any such cost is a  continuing  cost, a fee payable to the Bank may be imposed upon the Borrower periodically for so long as any such cost is deemed  applicable to the Bank, in an amount determined by the Bank to
          be  necessary  to  compensate   the  Bank  for  any  such  cost.   The
          determination by any Bank of the existence and amount of any such cost shall, in the absence of manifest error, be conclusive.

     (b)  Indemnity.  The Borrower  agrees to indemnify the Bank and to hold the
          Bank harmless from any loss or expense (including, without limitation, any lost profit) that it may sustain or incur as a consequence  of any prepayment  (whether  optional or  mandatory) of principal or interest prior to the  expiration  of an Interest  Period,  including,  but not limited to, any loss or profit or any interest  payable by the Bank to lenders of funds  obtained by it in order to make or maintain the Loan hereunder based on the LIBOR Rate.

     (c)  Late Charge. The Borrower shall pay a "late charge" equal to five (5%)
          percent of any  installment of principal or interest,  or of any other amount due to the Bank  which is not paid  within ten (10) days of the due date thereof to defray the extra expense involved in handling such delinquent payment. The minimum late charge shall be $50.00.

     (d)  Default  Rate.  If payment  is not made  within ten days after the due
          date  thereof  or  after  acceleration  hereunder,   Borrower  further
          promises to pay to Bank interest on the unpaid balance at the variable rate equal to the rate listed in the Wall Street  Journal as the prime rate (the "Prime Rate") plus four (4) percentage points per annum from such date  until such  payment  default is cured or payment in full in the case of  acceleration  (whether  before or after judgment has been rendered  with  respect  hereto)  which  amounts  shall each become an additional part of the unpaid balance.

     (e)  Expenses.  Borrower  further promises to pay to the Bank, as incurred, and  as an  additional  part  of the  unpaid  principal  balance,  all reasonable costs, expenses and reasonable attorneys' fees incurred (i)
          in the preparation  (limited to $10,000.00 in the case of preparation, calculated  from the date of acceptance of the  commitment  letter for the loan  evidenced  hereby),  protection,  modification,  collection, defense  or  enforcement  of all or part of this Note or any  guaranty hereof,  or (ii) in the  foreclosure or enforcement of any mortgage or security  interest  which may now or hereafter  secure either the debt hereunder or any guaranty thereof, or (iii) with respect to any action taken to  protect,  defend,  modify  or  sustain  the lien of any such mortgage or security agreement, or (iv) with respect to any litigation or  controversy  arising  from  or  connected  with  this  Note or any mortgage  or  security  agreement  or  collateral  which  may  now  or hereafter secure this Note, or (v) with respect to any act to protect, defend,  modify, enforce or release any of its rights or remedies with regard to, or otherwise effect collection of, any collateral which may now or in the  future  secure  this Note or with  regard to or against
          Borrower or any endorser, guarantor or surety of this Note.

(4)  Basis For Determining Interest Rate Inadequate or Unfair. In the event that the Bank shall have  determined that by reason of  circumstances  affecting the interbank Eurodollar market, adequate and reasonable means do not exist for  determining  the LIBOR Rate or  Eurodollar  deposits  in the  relevant amount and for the relevant  maturity are not  available to the Bank in the interbank  Eurodollar market, with respect to any Interest Period, the Bank shall  give  the  Borrower  notice  of such  determination  within  one (1)
     Business  Day. If such  notice is given,  then the  interest  rate for that
     Interest Period shall be at the Prime Rate.

(5)  Definitions.

     (a)  "Business Day" shall mean any day on which  commercial  banks are open for domestic and international  business  including dealings in Dollar deposits  in  London,  England  and New York,  New York and  Hartford,
          Connecticut.

     (b)  "Interest  Period" with respect to any LIBOR  Advance shall mean a one
          (1) month period  commencing  on the date hereof and  continuing  with successive  one (1)  month  periods  until the Loan is repaid in full, provided that:

          (i)  any Interest  Period which would  otherwise end on a day which is not a Business Day shall end on the next preceding  Business Day, and in such  case  the  next  succeeding  Interest  Period  shall commence on the calendar day next  succeeding  such Business Day;
               and

          (ii) any Interest Period which would end after the Maturity Date shall end on the Maturity Date.

     (c)  "LIBOR Advance" shall mean the principal balance of the Loan hereunder at the commencement of an Interest Period.

     (d)  "LIBOR Rate" shall mean the rate quoted in the money rates  section of
          The Wall Street Journal or The London Financial Times two (2) Business
          Days prior to an Interest  Period for the  offering in the  inter-bank
          Eurodollar  market  of  dollar  deposits  for a  period  equal  to the
          Interest Period and in an amount equal to the requested LIBOR Advance.
          Such LIBOR Rate shall be  increased  by the maximum  marginal  reserve percentage  as  prescribed  by the Board of  Governors  of the Federal
          Reserve System for  determining  the reserve  requirement  for Webster
          Bank for Eurodollar  deposits  having a maturity equal to the Interest
          Period.

(6)  Prepayment

     (a)  The Borrower has the right to prepay the  indebtedness  hereunder,  in whole, or in part, at the last day of any Interest Period, upon thirty
          (30) days  written  notice  to the Bank  without  payment  of any fee, charge or premium of any kind except as follows:  If such a prepayment is the result of a Change in Control (as defined in the Loan Agreement
          (as hereinafter defined)) or occurs after Borrower has entered into an agreement  to effect a Change in  Control,  Borrower  shall pay Bank a prepayment  consideration  equal to one and one-half (1.5%) percent of the outstanding principal balance of the Loan.

     (b)  All such prepayments  shall be applied first to fees and expenses then due  hereunder,  then to  interest  on the  unpaid  principal  balance accrued to the date of prepayment  and last to the  principal  balance then due thereunder in the inverse order of principal installments due
          and  shall  not  excuse  the  payment  of  any   regularly   scheduled
          installment.

     (c)  In the event that any prepayment  shall occur on a date other than the last  Business  Day of the then current  Interest  Period with respect thereto,  the Borrower shall indemnify the Bank therefor in accordance with paragraph 3(b) hereof.

(7)  Incorporation of Loan Agreement. This Note is governed by and is subject to all of the terms of a Commercial Loan Agreement dated of even date herewith
     (the "Loan  Agreement") each between the Borrower and Webster Bank which is incorporated  herein by reference and sets forth additional  obligations of the Borrower and rights, including acceleration rights, of Webster Bank. As used in this Note the term "Loan Documents" includes the Loan Agreement and all Related  Agreements  (as defined in the Loan  Agreement)  and any other document or instrument  securing or guaranteeing  the obligations set forth in this Note.

(8)  Events of Default.  Each of the  following  shall  constitute  an "Event of
     Default" hereunder:

     (a)  Failure by Borrower to pay (i) any periodic installment of interest or principal,  or both,  within ten (10) days after the due date thereof, or (ii) the outstanding  balance on this Note,  together with interest accrued on such principal balance,  at maturity of this Note, or (iii)
          any other  sums to be paid by  Borrower  under this Note or any of the other Loan  Documents,  which is not cured  within ten (10) days after notice thereof from Bank to Borrower; or

     (b)  Failure  for thirty  (30) days of  Borrower  to duly keep,  perform or observe any other covenant, agreement,  condition or provision of this
          Note; or

     (c)  The  occurrence  of an Event of  Default  under any of the other  Loan
          Documents.

(9)  Acceleration.  Upon the occurrence of any Event of Default  hereunder,  all advances outstanding hereunder,  together with accrued interest thereon and charges  incurred with respect  thereto,  shall become  immediately due and payable,  at the  option  of the  Bank  and any  obligation  of the Bank to advance hereunder shall terminate, all without demand, presentment, protest or notice of any kind, all of which are hereby waived by the Borrower.

(10) Set-off.  Upon the  occurrence  and during the  continuance  of an Event of
     Default  hereunder,  the Bank is hereby authorized at any time from time to time,  without  notice to the  Borrower  (any such notice  being  expressly waived by the Borrower) to set-off and apply any and all deposits  (general or special, time or demand, provisional or final), credits,  collateral and property at any time held by, in transit to or in the safekeeping,  custody or  control  of,  the Bank or any  entity  under  the  control  of  Webster
     Financial  Corporation  (and shall include any other obligation at any time owing by the Bank or any entity  under the  control  of  Webster  Financial
     Corporation  to or for the credit or the account of the  Borrower)  against any and all of the  obligations  of the Borrower now or hereafter  existing hereunder,  irrespective  of  whether  or not the Bank  shall have made any demand  hereunder  and although  such  obligations  may be  contingent  and unmatured.

(11) Rights of Bank.  In addition to any rights the Bank may have  hereunder  or under  any  other  instrument,  document  or  agreement  which  may  now or hereafter evidence, govern or secure this Note, the Bank shall have all the rights of a  creditor  under the laws of the State of  Connecticut  and the case law interpreting the same. Nothing contained herein shall be construed as limiting or restricting any rights the Bank may have,  whether statutory or otherwise,  including,  without limitation, all rights of set-off as may exist under law.

          Bank may at any time pledge all or any portion of its rights under the
     Loan Documents including any portion of this Note to any of the twelve (12)
     Federal Reserve Banks organized under Section 4 of the Federal Reserve Act,
     12 U.S.C.  Section 341. No such pledge or enforcement thereof shall release
     Bank from its obligations under any of the Loan Documents.

          Bank  shall  have the  unrestricted  right at any time or from time to time, and without Borrower's  consent,  to assign all or any portion of its rights and  obligations  hereunder to one or more banks or other  financial institutions  (each,  an  "Assignee"),  and  Borrower  agrees that it shall execute,  or  cause  to be  executed,  such  documents,  including  without limitation, amendments to this Note and to any other documents, instruments and agreements executed in connection herewith as Bank shall deem necessary to effect the foregoing.  In addition,  at the request of Bank and any such
     Assignee,  Borrower  shall  issue  one or more  new  promissory  notes,  as applicable,  to any such  Assignee  and,  if Bank has  retained  any of its rights and obligations hereunder following such assignment,  to Bank, which new  promissory  notes  shall  be  issued  in  replacement  of,  but not in discharge of, the liability  evidenced by the promissory  note held by Bank prior to such  assignment  and shall  reflect the amount of the  respective commitments and loans held by such Assignee and Bank after giving effect to such assignment.  Upon the execution and delivery of appropriate assignment documentation,  amendments and any other documentation  required by Bank in connection  with  such  assignment,  and the  payment  by  Assignee  of the purchase price agreed to by Bank, and such Assignee, such Assignee shall be a party to this Agreement and shall have all of the rights and  obligations of Bank hereunder (and under any and all other, documents,  instruments and agreements executed in connection  herewith) to the extent that such rights and  obligations  have been  assigned by Bank  pursuant  to the  assignment documentation  between Bank and such  Assignee,  and Bank shall be released from its obligations hereunder and thereunder to a corresponding extent.

          Bank  shall have the  unrestricted  right at any time and from time to time, and without the consent of or notice of Borrower,  to grant to one or
     more  banks  or  other  financial   institutions  (each,  a  "Participant")
     participating  interests in Bank's  obligation to lend hereunder and/or any or all of the loans held by Bank hereunder.  In the event of any such grant by Bank of a participating  interest to a Participant,  whether or not upon notice to Borrower,  Bank shall remain  responsible  for the performance of its  obligations  hereunder and Borrower  shall continue to deal solely and directly  with  Bank in  connection  with  Bank's  rights  and  obligations hereunder.

          Bank may furnish any information concerning Borrower in its possession from time to time to prospective Assignees and Participants,  provided that
     Bank shall require any such prospective Assignee or Participant to agree in writing to maintain the confidentiality of such information.

(12) Use of  Proceeds.  The  Borrower  shall  use the  proceeds  of the loan for general commercial purposes, provided that no part of such proceeds will be used,  in whole or in  part,  for the  purpose  of (i)  acquiring  all or a portion of the assets or stock of any person,  firm or  corporation or (ii)
     purchasing  or carrying  any "margin  security"  as such term is defined in
     Regulation U of the Board of Governors of the Federal Reserve System.

(13) Prejudgment  Remedy Waiver.
     BORROWER AND EACH ENDORSER,  GUARANTOR  AND/OR SURETY OF THIS NOTE, IF ANY,
HEREBY  WAIVES ALL RIGHTS TO NOTICE AND PRIOR  COURT  HEARING OR COURT  ORDER TO
WHICH IT/HE MIGHT OTHERWISE HAVE THE RIGHT UNDER CHAPTER 903a OF THE CONNECTICUT
GENERAL STATUTES,  AS AMENDED,  OR AS OTHERWISE ALLOWED OR PROVIDED BY ANY STATE
OR FEDERAL LAW WITH  RESPECT TO ANY AND ALL  PREJUDGMENT  REMEDIES  THE BANK MAY
DESIRE TO EMPLOY TO ENFORCE ITS RIGHTS AND  REMEDIES  UNDER THE LOAN  DOCUMENTS.
MORE SPECIFICALLY,  BORROWER AND EACH ENDORSER,  GUARANTOR AND/OR SURETY OF THIS
NOTE,  IF ANY,  EACH  ACKNOWLEDGES  THAT THE BANK'S  ATTORNEY  MAY,  PURSUANT TO
CHAPTER 903a OF THE CONNECTICUT GENERAL STATUTES, AS AMENDED, ISSUE A WRIT FOR A
PREJUDGMENT  REMEDY  WHICH  MAY  RESULT  IN  THE  ATTACHMENT,   LEVY,  REPLEVIN,
GARNISHMENT  OR  OTHER  PREJUDGMENT  RELIEF  AGAINST   BORROWER'S,   ENDORSER'S,
GUARANTOR'S AND/OR SURETY'S PROPERTY,  AS APPLICABLE,  WITHOUT PRIOR NOTICE OR A
PRIOR HEARING AND WITHOUT FIRST SECURING A COURT ORDER.

(14) WAIVER OF TRIAL BY JURY.
     BORROWER AND EACH ENDORSER, GUARANTOR AND SURETY OF THIS NOTE, IF ANY, EACH
HEREBY  KNOWINGLY,  VOLUNTARILY  AND  IRREVOCABLY  WAIVES  ANY  RIGHT  BORROWER,
ENDORSER, GUARANTOR AND/OR SURETY, IF ANY, HAS TO TRIAL BY JURY IN ANY ACTION OR
PROCEEDING  OF ANY KIND OR  NATURE,  IN ANY  COURT IN  WHICH  AN  ACTION  MAY BE
COMMENCED, ARISING OUT OF OR IN CONNECTION WITH THIS NOTE OR THE LOAN DOCUMENTS,
OR BY REASON OF ANY OTHER CAUSE OR DISPUTE WHATSOEVER BETWEEN OR AMONG BORROWER,
ENDORSER, GUARANTOR AND/OR SURETY, IF ANY, AND THE BANK OF ANY KIND OR NATURE.

(15) Waivers.  The Borrower hereby waives  presentment for payment,  protest and notice of dishonor, and hereby agrees to any extension or delay in the time for payment or enforcement, to renewal of this Note and to any substitution or release of any collateral,  all without notice and without any affect on its  liabilities.  Any delay on the part of the holder hereof in exercising any right  hereunder or under any mortgage or security  agreement which may secure this Note shall not operate as a waiver.  The rights and remedies of the holder hereof shall be cumulative and not in the alternative, and shall include all rights and remedies granted herein, in any document referred to herein,  and under all  applicable  laws. The provisions of this Note shall bind the  heirs,  executors,  administrators,  assigns  and  successors  of
     Borrower  and  shall  inure to the  benefit  of Bank,  its  successors  and assigns.

(16) Acknowledgement of Copy.  Borrower  acknowledges  receipt of a copy of this
     Note.

(17) Connecticut  Law. This Note and the rights and  obligations  of the parties hereunder  shall be construed and interpreted in accordance with the law of
     Connecticut.

(18) Severability.  If any  provision  of this Note is deemed  void,  invalid or unenforceable under applicable law, such provision is and will be deemed to be totally  ineffective to that extent, but the remaining  provisions shall be deemed unaffected and shall remain in full force and effect.

(19) Survival.  The  obligations of the Borrower under  paragraphs 3(a) and 3(b)
     shall survive the payment of this Note.

(20) Security.  This Note is secured by a mortgage of even date  herewith on two parcels of real estate,  one known as 35 Northeast  Industrial Road and the other  as 15  Northeast  Industrial  Road,  and a Cash  Collateral  Account
     Agreement of even date herewith.

     IN WITNESS WHEREOF, Neurogen Corporation has hereunto set its hand and seal this 21st day of December, 2001.

Witnessed by:                                               Neurogen Corporation

/s/ Rosemary G. Ayers
---------------------------

/s/ Barry Feigenbaum
---------------------------

                                             By:      /s/ Stephen R. Davis
                                                      --------------------------
                                             Name:    Stephen R. Davis
                                             Title:   Executive Vice President
                                                      and Chief Business Officer
                                                      Duly Authorized

STATE OF CONNECTICUT          )
                              )   ss. Hartford                December  21, 2001
COUNTY OF HARTFORD            )

     Personally  appeared  Stephen R. Davis,  Executive Vice President and Chief
Business Officer of Neurogen  Corporation,  a Delaware  corporation,  signer and sealer of the foregoing instrument, and acknowledged the same to be his free act and deed as such Executive  Vice  President and Chief  Business  Officer and the
free act and deed of said corporation, before me.

                                              /s/ Rosemary G. Ayers
                                              ----------------------------------
                                              Commissioner of the Superior Court
                                              /Notary Public

                                                                   EXHIBIT 10.39

                            COMMERCIAL LOAN AGREEMENT

     THIS  COMMERCIAL LOAN AGREEMENT (the  "Agreement")  dated December 21, 2001
(the "Closing  Date"),  between  WEBSTER BANK (herein called "Bank") a federally chartered  savings  bank  having  an  office  at  145  Bank  Street,  Waterbury,
Connecticut  and NEUROGEN  CORPORATION  (herein called  "Borrower"),  a Delaware corporation having its chief executive office and principal place of business at
35 Northeast Industrial Road, Branford, Connecticut 06405.

                                   WITNESSETH:

                              Section 1. The Loans

1.1  The Loan.  The Borrower is about to become  indebted to the Bank for a Term
     Loan of Seventeen Million Five Hundred Thousand Dollars ($17,500.000), (the
     "Loan").  The Loan will be evidenced by a promissory  note, under which the
     Borrower undertakes repayment of the Loan (the "Note").

1.2  Interest,  Default Interest.  The Note shall accrue interest at the rate or rates set forth therein, including, if applicable,  increases to the stated
     interest rate imposed as a result of the  occurrence of an Event of Default therein or herein  ("Default  Interest  Rate").  The Note shall continue to accrue  interest,  including  interest  at the  Default  Interest  Rate  if applicable, both before and after judgment has been rendered on the Note.

1.3  Computation of Interest.  All computations of interest on the Note shall be made on the basis of a 365-day year and actual days elapsed.

1.4  Repayment of Loan. The Borrower shall repay the aggregate  unpaid principal amount of the Loan in accordance with the terms set forth in the Note.

1.5  Collateral.  The Loan and any other  obligation  to the Bank  hereunder and pursuant  to the  Related  Agreements  (as  hereinafter  defined)  shall be secured by (i) a first  mortgage on  Borrower's  fee  interest in 15 and 35
     Northeast Industrial Road, Branford,  Connecticut (the "Real Property") and
     (ii) a cash  collateral  account at the Bank as  described  in Section  3.6 below in the amount of $1,000,000 (the "Cash Collateral Account").

1.6  Closing  Fee.  The  Borrower  shall pay to the Bank on the  Closing  Date a closing fee in the amount of $46,250.00.

1.7  Rate Swap Agreement. After the Closing Date and during the term of the Loan the Borrower  shall have the option to hedge all or a portion of the Loan's variable  interest cost by entering  into an interest  rate swap  agreement with the Bank (a "Swap  Agreement").  provided,  however,  the Borrower may enter  into a Swap  Agreement  with the Bank in the Bank's  discretion.  If
     Borrower  enters into a Swap Agreement with the Bank after the recording of the Mortgage Deed, Borrower shall, at its own cost and expense,  enter into a mortgage  modification  agreement  with the Bank and provide Bank with an endorsement  to the  existing  title  insurance  policy  which is in a form acceptable to Bank.

                              Section 2. Warranties

     The   Borrower   hereby   represents   and  warrants  to  the  Bank  (which
representations  and  warranties  will  survive the delivery of the Note and the making of the Loan) that:

2.1  Organization,   Charter,   Compliance   with  Laws,   Financial  and  other
     Information.

     (a)  Borrower is duly organized and validly  existing under the laws of the
          State of Delaware and is qualified  and in good standing in all states in which the  character of its assets or the nature of its  activities makes such qualification  required by law, including,  but not limited to, Connecticut; and

     (b)  The execution,  delivery and  performance of this Agreement are within
          Borrower's powers, have been duly authorized, are not in contravention of any law or any terms of Borrower's  certificate  of  incorporation, charter,  by-laws or other  governing  or  operating  documents or any agreement or undertaking to which Borrower is a party; and

     (c)  Borrower owns no stock or other  interest in any other  corporation or entity,  except as specifically  disclosed to the Bank on Schedule 2.1 hereto; and

     (d)  All of Borrower's  issued and  outstanding  stock is duly  authorized, validly issued, fully paid and non-assessable;

     (e)  The  financial  statements  presented  by  Borrower  to Bank are true, complete and correct in all material  respects and fairly  present the financial  condition of Borrower as of the date of such statements and the results of its  operations  for the period  then ended.  There has been no material  adverse  change to  Borrower's  financial  condition since the date of such financial statements; and

     (f)  Subject to any limitations stated therein or in connection  therewith, all information  furnished or to be furnished by the Borrower pursuant to the terms hereof is, or will be at the time the same is  furnished, accurate and complete in all material  respects  necessary in order to make the  information  furnished,  in the  light of the  circumstances under which such information is furnished, not misleading; and

     (g)  Except as  specifically  disclosed to the Bank on Schedule 2.1 hereto, the Borrower is in compliance in all material  respects with all laws, ordinances,  rules or  regulations,  applicable to it, of all federal, state or  municipal  governmental  authorities,  instrumentalities  or agencies including, without limitation, the Employee Retirement Income
          Security  Act  of  1974,  as  amended,  ("ERISA")  the  United  States
          Occupational Safety and Health Act of 1970, as amended, ("OSHA"); and

     (h)  Except as  specifically  disclosed to the Bank on Schedule 2.1 hereto, no proceedings by or before any private,  public or governmental body, agency or authority  and no  litigation  is pending,  or, so far as is known to the Borrower or any of its officers, threatened against it or any Subsidiary.

2.2. Subsidiaries,  Affiliates.  The Borrower has no  Subsidiaries or Affiliates
     (as  hereinafter  defined)  other than those shown on Schedule 2.2 attached hereto,  which describes in detail the relationship  with each such entity.
     Except as disclosed on Schedule 2.2(a),  there are no fixed,  contingent or other  obligations  on the part of the  Borrower  to issue  any  additional shares of its capital stock.

2.3  Claims, Actions, Place of Business.

     (a)  No claims,  including,  without  limitation,  taxes,  assessments  and insurance  premiums,  having an individual  value of at least $10,000, are due and  unpaid  other  than  those  disclosed  in the  Borrower's financial statements or on Schedule 2.3 attached hereto; and

     (b)  Borrower's  chief place of  business  is the  address  shown above and
          Borrower  shall give Lender at least  thirty  (30) days prior  written notice of any change; and

     (c)  Other than  pursuant to this  Agreement  and as otherwise set forth on
          Schedule  2.3(c),   Borrower  and  its  Subsidiaries   have  no  other
          indebtedness for borrowed money; and

     (d)  Neither the Borrower nor any of its Subsidiaries are in default in any material respect in the performance,  observance or fulfillment of any of the obligations,  covenants or conditions contained in any material agreement; and

     (e)  Borrower and its Subsidiaries  hold all necessary  licenses,  consents
          (governmental  or otherwise),  patents and trademarks as are necessary to enable Borrower and its Subsidiaries to conduct their businesses as presently conducted and as presently contemplated.

2.4  Validity.  This Agreement,  the Note and all Related  Agreements,  upon the
     execution  and  delivery  thereof,   will  be  legal,  valid,  binding  and
     enforceable  obligations  of the Borrower in  accordance  with the terms of each.

                         Section 3. Conditions Precedent

     The  advance  of the Loan  shall be  subject  to the  following  conditions precedent:

3.1  Approval of Bank Counsel.  All legal matters  incident to the  transactions hereby contemplated shall be satisfactory to counsel for the Bank; and

3.2  Proof of  Action.  The Bank  shall have  received  certified  copies of all action  taken by the Borrower to authorize  the  execution  and delivery of
     this  Agreement,   the  Related  Agreements  and  the  Note  and  borrowing
     hereunder,  and  such  other  papers  as  the  Bank  or its  counsel  shall reasonably request; and

3.3  Related Agreements and Documents.  The Borrower shall have delivered to the
     Bank the  various  agreements  and  documents  described  under the heading
     "Related  Agreements" in Schedule A hereto (hereinafter  referred to as the
     "Related Agreements"); and

3.4  No Event of  Default.  No Event of Default has  occurred,  and no event has occurred or is continuing  which,  pursuant to the  provisions of Section 7 with the lapse of time and/or the giving of a notice as specified  therein, would constitute an Event of Default; and

3.5  No Material  Adverse Change.  There has been no material  adverse change in the  financial  condition  of the  Borrower  since  the date of the  latest financial statement delivered to the Bank; and

3.6  Cash  Collateral  Account.   The  Cash  Collateral  Account  shall  contain
     $1,000,000.00,  which  will be  held  in the  Cash  Collateral  Account  as security for the Loan until the outstanding principal amount of the Loan is less than or equal to $16,500,000.00, at which time it shall be released to
     Borrower.  The Borrower shall execute all documents  necessary for the Bank to establish and perfect its interest in the Cash Collateral Account.

                        Section 4. Affirmative Covenants

     The Borrower  covenants  and agrees that from the date hereof until payment in full of the Loan and the Note and the termination of this  Agreement,  unless the Bank otherwise consents in writing, the Borrower shall:

4.1  Financial Statements. Deliver to the Bank

     (a)  Within forty-five (45) days after the close of each of the first three quarters of each fiscal year of the Borrower,  each on a  consolidated and  consolidating  basis,  a balance  sheet of the Borrower as of the close of such period and  statements  of income and retained  earnings for that portion of the fiscal  year-to-date  then ended,  prepared in conformity with generally accepted accounting principles, applied on a basis  consistent  with that of the  preceding  period  or  containing
          disclosure  of  the  effect  on  financial   position  or  results  of
          operations  of any change in the  application  of  generally  accepted
          accounting   principles  during  the  period,  and  certified  by  the
          president or the chief financial  officer of the Borrower as accurate, true and complete along with a certificate  of compliance  executed by
          the  president  or  the  chief  financial   officer  of  the  Borrower
          indicating that the Borrower is in compliance with all Affirmative and
          Negative  Covenants  herein.  Said  certificate  of  compliance  shall include the calculations  demonstrating  compliance with all financial covenants.  Notwithstanding  the  foregoing,  it is hereby agreed that financial  statements  prepared in conformity with Securities Exchange
          Commission requirements pursuant to Form 10Q and delivered to the Bank within the time period noted above shall satisfy all  requirements  of this Section 4.1(a) other than the certificate of compliance  required herein; and

     (b)  Within one  hundred  twenty  (120) days after the close of each fiscal year of the Borrower, audited financial statements including a balance sheet  of the  Borrower  as of the  close  of  such  fiscal  year  and statements of income and retained  earnings and source and application of  funds  for the  year  then  ended,  prepared  in  conformity  with
          generally  accepted   accounting   principles,   applied  on  a  basis
          consistent with that of the preceding year or containing disclosure of the effect on  financial  position  or results  of  operations  of any change in the  application of accounting  principles  during the year, accompanied by a report thereon,  containing an unqualified opinion of a firm of independent  certified  public  accountants  selected by the
          Borrower and reasonably  acceptable to the Bank.  Notwithstanding  the foregoing,  it is hereby agreed that financial  statements prepared in conformity with Securities Exchange Commission  requirements  pursuant to Form 10K and  delivered  to the Bank within the time  period  noted
          above shall satisfy all requirements of this Section 4.1(b); and

     (c)  Within 15 days after the filing  thereof,  a copy of the  federal  and state income tax return of the  Borrower,  together with all schedules thereto duly  completed  and executed as filed with the United  States
          Internal Revenue Service or state revenue service, as applicable; and

     (d)  Within 30 days prior to the expiration of any hazard, liability and/or workers'  compensation  insurance  policy,  a certificate of insurance
          evidencing  the  existence  and  continuing   coverage  of  each  such
          insurance  policy and each in amounts  reasonably  satisfactory to the
          Bank; and

     (e)  Promptly upon becoming aware of any default, or any occurrence but for the giving of notice or the passage of time would  constitute an Event of Default, a written notice thereof to Bank; and

     (f)  Promptly upon the Bank's written request, such other information about the financial  condition and  operations of the Borrower,  as the Bank may, from time to time, reasonably request.

4.2  General Affirmative Covenants. Borrower shall:

     (a)  Promptly advise the Bank of the commencement of litigation,  including arbitration  proceedings and any proceedings  before any  governmental agency,  which  might  have  an  adverse  effect  upon  the  condition
          (financial,  operating or  otherwise)  of the  Borrower,  or where the amount  involved  is $100,000 or more in an  individual  situation  or
          $100,000 in the aggregate of all such matters; and

     (b)  Continue to conduct its business as presently conducted; and

     (c)  Maintain  its  existence  and pay all  taxes  before  the same  become delinquent,  provided, however, that Borrower shall not be required to pay or  discharge  any such tax,  assessment,  claim or charge that is being  contested  in good  faith and by proper  proceedings  and as to which appropriate reserves are being maintained; and

     (d)  Notify  the  Bank  of any  event  causing  material  loss  or  unusual depreciation in any material asset and the amount of same; and

     (e)  Comply  in  all  material  respects  with  all  valid  and  applicable statutes, rules and regulations including, without limitation,  ERISA,
          OSHA and all laws  relating  to the  environment,  parking  and zoning matters; and

     (f)  Give prompt  written  notice to Bank (but in any event within 15 days)
          of:

          (i)  any material  dispute that may arise between the Borrower and any governmental regulatory body or law enforcement; and

          (ii) any labor  controversy  resulting or likely to result in a strike or work stoppage against the Borrower; and

          (iii)any proposal by any  governmental  authority to acquire any asset or all or any portion of the business of the Borrower; and

          (iv) any  proposed  or actual  change of the  Borrower's  name,  trade names, identities or corporate structure; and

          (v)  any change in  Borrower's  place of business  or the  location of assets from its present place of business and/or locations; and

          (vi) any other matter which has  resulted or is  reasonably  likely to result in a material  adverse change in the Borrower's  financial condition or operations; and

     (g)  Keep its properties  insured against fire and other hazards (so called
          "All  Risk"  coverage)  in  amounts  and  with  companies   reasonably
          satisfactory to the Bank to the same extent and covering such risks as is  customary  in  the  same  or a  similar  business,  in  an  amount reasonably  satisfactory to the Bank. In any event, the Borrower shall maintain insurance on the Real Property in an amount at least equal to the outstanding  principal  amount of the Note. The Bank  acknowledges that the coverage  currently  maintained by Borrower is  satisfactory.
          Such All Risk property  insurance coverage shall provide for a minimum of thirty (30) days' written cancellation notice to the Bank (10 days'
          notice for nonpayment of premium); and

     (h)  Maintain  public  liability   coverage  against  claims  for  personal
          injuries,  death or property damage in an amount deemed  reasonable by the Bank,  which policy shall name the Bank as an additional  insured;
          and

     (i)  Maintain all worker's compensation, employment or similar insurance as may be required by applicable law; and

     (j)  Deliver copies of all said  insurance  policies to the Bank and in the event of any loss or damage to the  Collateral,  Borrower  shall  give prompt  written notice to the Bank and to its insurers of such loss or damage and shall  promptly file its proofs of loss with said insurers;
          and

     (k)  Permit the Bank to enter the Borrower's  premises and inspect its book and records upon reasonable notice during normal business hours;

     (l)  Maintain all of its primary operating  accounts at the Bank,  provided
          that  a  reasonably   satisfactory  level  of  service  and  value  is
          maintained; and

     (m)  Obtain  by July 1,  2002,  a General  Permit  from the  Department  of
          Environmental Protection for the discharge of stormwater.

                          Section 5. Negative Covenants

     The Borrower  covenants  and agrees that,  until payment is made in full of the  Loan  and the  Note and the  performance  of all of its  other  obligations hereunder, unless the Bank otherwise consents in writing:

5.1  Restrictions. Borrower shall not:

     (a)  Incur or permit to exist any liens  (other than any lien for taxes not yet due and payable) on any of the Real  Property for more than thirty
          (30) days after  Borrower has been given notice of the filing  thereof or Borrower otherwise becomes aware of the imposition thereof,  except in favor of Bank;

     (b)  Suffer to exist any  judgment  for the  payment  of money in excess of
          $100,000 (in a single case or in the aggregate),  against it or any of its assets  (excluding  judgments for which the  Borrower's  insurance
          company  has  accepted  liability),   which  judgment  shall  continue
          unsatisfied and in effect for a period of thirty (30) consecutive days without  being  vacated,  discharged,  satisfied  or  stayed or bonded pending appeal;

     (c)  With respect to ERISA, engage in any "prohibited  transaction",  incur any "accumulated funding deficiency", terminate any pension plan so as to create any lien on any asset of Borrower,  or  otherwise  not be in full compliance the effect of which reasonably could be expected to be materially  adverse to the  Borrower,  its  financial  condition,  its operations or its ability to perform hereunder;

     (d)  Change its name or its principal place of business from that set forth above without at least fifteen (15) days' prior written  notice to the
          Bank or change the nature of its business  from that  conducted on the date hereof;

     (e)  Make or  consent  to a  material  change in the  Borrower's  method of
          accounting  which  would  be  inconsistent  with  generally   accepted
          accounting  principles  or in its tax  elections  under  the  Internal
          Revenue  Code, as  applicable,  provided  however,  the Bank shall not unreasonably withhold, delay or condition its consent to the making or change of any tax election;

     (f)  Make  any  payment  on any  indebtedness  subordinated  to the Bank in violation of any subordination  agreement or other agreement  relating thereto;

     (g)  Make any  investments  other than as set forth in the Borrower's  then current investment policy.  provided,  however,  that such investments must be of a quality at least equal to fixed income instruments having a maturity of no greater  than seven (7) years that are of  investment grade  quality as rated by Standard  and Poor's and Moody's  Investors
          Services.

     (h)  Incur or suffer a Change in Control.  As used in this  Agreement,  the term "Change in Control" shall mean:

          (i)  The  acquisition by any  individual,  entity or group (within the meaning  of  Section  13(d)(3)  or  14(d)(2)  of  the  Securities
               Exchange  Act  of  1934,  as  amended  (the  "Exchange   Act"))(a
               "Person")  of  beneficial  ownership  (within the meaning of Rule
               13d-3 promulgated under the Exchange Act) of more than 50% of the combined voting power of the  outstanding  securities of Borrower
               (the "Outstanding Voting Securities");  provided,  however,  that
               for  the  purposes  of  this   subparagraph  (i),  the  following
               acquisitions  shall not  constitute a Change in Control:  (A) any acquisition  by  Borrower;  (B) any  acquisition  by any employee benefit  plan (or  related  trust)  sponsored  or  maintained  by
               Borrower; or (C) any acquisition by any corporation pursuant to a transaction  which complies with clauses (A) or (B),  immediately above; or

          (ii) Individuals who, as of the date of this Agreement, constitute the
               Borrower's  current Board of Directors  (the  "Incumbent  Board")
               cease for any reason to  constitute  at least a  majority  of the
               Borrower's  Board  of  Directors;  provided,  however,  that  any individual  becoming  a director  subsequent  to the date of this
               Agreement  whose  election,  or  nomination  for  election by the
               Borrower's  shareholders  was  approved  by a vote of at  least a majority of the directors  then  comprising  the Incumbent  Board shall be  considered as though such  individual  were a member of the Incumbent Board; or

          (iii)Consummation  of a  reorganization,  merger or  consolidation  or sale  or  other  disposition  of  all  or  substantially  all  of
               Borrower's  assets  (a  "Business  Combination"),  in each  case,
               unless,   following  such  Business   Combination,   (A)  all  or
               substantial  all of the  individuals  and  entities  who were the
               beneficial   owners   of  the   Outstanding   Voting   Securities
               immediately prior to such Business Combination  beneficially own, directly  or  indirectly,  more than 75% or the  combined  voting
               power  of  the  then   outstanding   voting   securities  of  the
               corporation resulting from such Business Combination  (including, without  limitation,  a  corporation  which as a  result  of such transaction  owns Borrower,  or all or  substantially  all of the assets  of  Borrower,  either  directly  or  through  one or more subsidiaries)  in  substantially  the same  proportions  as their ownership of the Outstanding Voting Securities  immediately prior to such  Business  Combination  ; (B) no  Person  (excluding  any corporation  resulting  from  such  Business  Combination  or any employee  benefit  plan (or  related  trust) of  Borrower or such
               corporation    resulting   from   such   Business    Combination)
               beneficially owns,  directly or indirectly,  more than 50% of the combined voting power of the then outstanding  voting  securities of such  corporation  except to the  extent  that such  ownership existed  prior to the  Business  Combination;  and (C) at least a majority  of  the  members  of  the  board  of  directors  of the corporation resulting from such Business Combination were members of the  Incumbent  Board  at the  time  of the  execution  of the initial agreement providing for such Business Combination.;

               (i)  Fail to maintain  its  corporate  existence or fail to be in good standing as a foreign corporation in Connecticut.

5.2  Liquidity.  Permit,  the total of its cash and the value of its  marketable securities (value determined by price of such marketable security as set on a  recognized  financial  market) to fall below : (i)  Twenty-five  Million
     ($25,000,000.00) Dollars.

5.3  Loan to Value  Ratio.  Permit  the ratio of (i) the  outstanding  principal amount of the Loan less the Cash  Collateral  Account to (ii) the appraised value  of the  Borrower's  interest  in  the  Real  Property  (as  will  be periodically  determined by the Bank in its sole but reasonable discretion)
     to  exceed  .72.  The  Bank may  order a new  appraisal  of the  Borrower's interest in the Real Property at any time,  provided however,  that, except after an Event of Default,  Borrower shall not be required to reimburse the
     Bank for the  cost of such  appraisals  more  frequently  than  once in any consecutive  12 month  period.  After an Event of  Default,  at  Borrower's expense,  the  Bank  may  order a new  appraisal  at  anytime  in its  sole discretion.

5.4  Transactions  with  Subsidiaries and Affiliates.  Enter into, or be a party to, any transaction  with any Subsidiary or Affiliate  (including,  without limitation,  transactions  involving  the  purchase,  sale or  exchange  of property, the rendering of services or the sale of stock) except (a) in the ordinary course of business pursuant to the reasonable  requirements of the
     Borrower  and upon  fair and  reasonable  terms  no less  favorable  to the
     Borrower   than  Borrower   would  obtain  in  a  comparable   arm's-length
     transaction with a person other than a Subsidiary or an Affiliate, (b) with respect to issuance of  additional  shares of capital  stock of Borrower in consideration for the fair market value of said stock ,or (c) collaborative research  agreements,  manufacturing  agreements  and  distribution  rights agreements with Pfizer,  Inc. negotiated at arms length and entered into in the ordinary course of business..  Notwithstanding the foregoing,  Borrower shall be permitted to make reasonable  payments to or on behalf of Neurogen
     Properties  LLC in such  amounts  as may be  reasonably  necessary  for the payment of debt service, taxes, renovations and maintenance of 45 Northeast
     Industrial Road, Branford, Connecticut.

                        Section 6. Mandatory Prepayments

     In addition to any other  provision  of the Loan  Documents  providing  for mandatory  prepayments of principal or acceleration of maturity of the Loan, the
Borrower  shall make  mandatory  prepayments  of  principal as set forth in this
Section  6.  For  every  Ten  Million  Dollars  ($10,000,000.00)  of  Restricted
Investments  that the  Borrower  makes  during the term of this  Agreement  on a cumulative  basis (each such  increment a  "Mandatory  Prepayment  Event"),  the
Borrower shall pay to the Bank as a prepayment One Million One Hundred Sixty-six
Thousand Six Hundred Sixty-six Dollars and Sixty-four Cents  ($1,166,666.64)  on the same date as the Mandatory  Prepayment Event. All such prepayments shall, at the option of the Borrower either (a) be applied first to fees and expenses then due under the Loan Documents,  then to interest on the unpaid principal  balance accrued to the date of  prepayment  and last to the  principal  balance then due thereunder  in the inverse  order of  principal  installments  due and shall not excuse the payment of any regularly scheduled  installment,  or (b) be held in a cash  collateral  account  acceptable  to Webster  Bank in its sole and absolute discretion  provided such cash collateral  account may be invested in any of the instruments set forth on Schedule 6.1, with any income remaining in said acount.
The  Borrower  shall  certify  to the  Bank in a  statement  delivered  with the certificates  of  compliance  required  under  Section  4.1 above the  amount of
Restricted  Investments  the Borrower has made during the term of the Loan.  For the purposes of this Section 6, the term "Restricted Investments" shall mean the following:  loans or advances made by Borrower to anyone , cash dividends or any cash distribution with respect to any equity interest held in the Borrower,  any redemption or repurchase  by Borrower for cash of any of the  Borrower's  issued and  outstanding  capital stock,  and the  acquisition for cash of the stock (or other  ownership  interests in the case of a company which is not a corporation)
or assets of any company other than a subsidiary of Borrower.

                          Section 7. Defaults, Remedies

7.1  Defaults. The Loan shall, at the sole option of Bank be immediately due and payable,  without  notice  or  demand,  upon the  occurrence  of any of the following, (hereinafter, "Events of Default"):

     (a)  An  Event of  Default  under  the  Note,  the  Mortgage,  any  Related
          Agreement or any other loan,  guaranty or other liability owing by the
          Borrower to the Bank,  now existing or hereinafter  incurred,  whether direct or contingent; or

     (b)  Failure of Borrower to perform any covenant,  act, duty or obligation, as required by this  Agreement or the occurrence of any act restricted by this  Agreement,  any  Related  Agreement,  or any other  agreement between  Borrower  and Bank  beyond any  express  grace or cure period provided herein or therein,  or, if no express grace or cure period is provided  herein  (other  than with  respect  to  violations  of other subsections of this Section 7 for which no grace period is permitted), such failure is not cured within thirty (30) days after written notice thereof from Bank to Borrower; or

     (c)  If any  representation  and/or warranty made by the Borrower is untrue as of the date made; or

     (d)  If the  Borrower  shall  dissolve or  liquidate,  or be  dissolved  or liquidated,  or die or cease to  legally  exist or  suffer a Change in
          Control; or

     (e)  The  occurrence of any default in the payment of principal or interest on any obligation  for borrowed money having an outstanding  principal balance of at least  $100,000  beyond any grace period  provided  with respect thereto, the effect of which default is to cause or permit the holder of such  obligation to accelerate such obligation so that it is or may  become  due and  payable  immediately  or prior to its date of maturity;

     (f)  When a plan of complete  liquidation  of the Borrower  shall have been adopted or the requisite number of holders of voting securities of the
          Borrower needed to approve an agreement for the sale or disposition by the Borrower (in one transaction or through a series of  transactions)
          of all or  substantially  all of the  Borrower's  assets have approved such agreement.

     (g)  Default of any material agreement of Borrower beyond any express grace or cure  period  provided  therein  which has or will have a  material adverse effect on the Borrower,  its financial condition or any of its operations or on its ability to perform its  obligations  with respect to the Loan Documents.

7.2  Remedies. Upon the occurrence of any Event of Default, the Bank may declare the then outstanding principal balance and all interest accrued on the Note and all applicable  penalties and surcharges  indebtedness  or liability of
     Borrower to the Bank to be forthwith  due and payable,  whereupon  the same shall become  forthwith  due and payable,  and any right of the Borrower to
     request  the  Bank  to  make   advances   under  any  Loan  or  Note  shall
     automatically terminate, all of the foregoing without presentment or demand for payment,  notice of non payment,  protest or any other notice or demand of any kind,  all of which are expressly  waived by the Borrower.  Further, upon the  occurrence  of an Event of Default the Bank may  exercise any and all remedies available to it hereunder,  under any Related Agreement, under law or at equity,  without notice or demand of any kind except as expressly set forth  therein.  The  exercise  of any remedy  shall not  preclude  the exercise of any other remedy, all of which may be exercised at any time.

                            Section 8. Miscellaneous

8.1  Waivers.

     (a)  Borrower hereby waives presentment, demand, notice, protest, notice of acceptance of this Agreement,  notice of loans made,  credit extended, collateral  received or  delivered  or other  action taken in reliance hereon and all other demands and notices of any description.

     (b)  With respect to this Agreement,  the Related Agreements,  the Loan and
          Real Property,  Borrower  assents to any extension or  postponement of the time of  payment  or any other  indulgence,  to any  substitution, exchange or release of the  collateral  securing the Note or the Loan, to the  addition  or  release  of any  party or  person  primarily  or secondarily  liable, to the acceptance of partial payments thereon and the settlement,  compromising or adjusting of any thereof, all in such manner and at such time or times as the Bank may deem advisable.

     (c)  The Bank shall not be deemed to have  waived any of its rights upon or under the Loan or the Note unless such waiver  shall be in writing and signed by the Bank.  No delay or  omission  on the part of the Bank in exercising  any right  shall  operate as a waiver of such right or any other right.  A waiver on any one occasion shall not be construed as a bar to or  waiver of any right on any  future  occasion.  The Bank may revoke any permission or waiver previously  granted to Borrower,  such revocation shall be effective whether given orally or in writing.

     (d)  All rights and  remedies of the Bank with  respect to this  Agreement, the Note,  the Loan,  any  collateral  securing  the Note or the Loan, whether  evidenced  hereby or by any  other  agreement  instrument  or document,  shall be  cumulative  and may be  exercised  singularly  or concurrently.

     (e)  THE BORROWER HEREBY IRREVOCABLY WAIVES ALL RIGHT TO A TRIAL BY JURY IN
          ANY  PROCEEDING  HEREAFTER  INSTITUTED  BY OR AGAINST THE  BORROWER IN
          RESPECT OF THIS AGREEMENT, THE NOTE OR ANY RELATED AGREEMENT.

     (f)  THE BORROWER  HEREBY  ACKNOWLEDGES  THAT THE TRANSACTION OF WHICH THIS
          AGREEMENT IS A PART IS A COMMERCIAL TRANSACTION, AND HEREBY WAIVES ITS
          RIGHT TO NOTICE AND  HEARING  UNDER  CHAPTER  903a OF THE  CONNECTICUT
          GENERAL STATUTES,  OR AS OTHERWISE ALLOWED BY ANY STATE OR FEDERAL LAW
          WITH RESPECT TO ANY PREJUDGMENT REMEDY WHICH BANK OR ITS SUCCESSORS OR
          ASSIGNS MAY DESIRE TO USE.

     (g)  Borrower  hereby  gives  Bank a lien  and  right  of  setoff  for  all
          Borrower's   loans  upon  and  against  all  the  deposits,   credits,
          collateral  and  property  of  Borrower,   now  or  hereafter  in  the
          possession,  custody,  safekeeping or control of Bank or any affiliate of Webster  Bank or in transit to any of them.  Bank may, at any time, during the existence of an Event of Default apply or set-off the same, or any part  thereof,  to any  obligation  of Borrower  to Bank,  even though unmatured.

8.2  Notices.  All  notices,  requests  or  demands  to or upon a party  to this
     Agreement  shall be made in the  manner  provided  in  Section  5.04 of the
     Mortgage.

8.3  Expenses. The Borrower will pay all expenses arising out of the preparation
     (subject to limit of $10,000, calculated from the date of acceptance of the commitment  letter for the Loan),  administration,  amendment,  protection,
     collection  and/or  other  enforcement  of  this  Agreement,   the  Related
     Agreements,  the Real Property or security  interest  granted  hereunder or
     thereunder  and  the  Note  (including,   without  limitation,   reasonable
     counsels' fees).

8.4  Compliance.  The  determination  of  the  Borrower's  compliance  with  all covenants  contained  in this  Agreement  or the Note shall be based on the application of generally  accepted  accounting  principles  employed by the
     Borrower as of the date of this Agreement unless otherwise subsequently and specifically agreed to in writing by the Bank.

8.5  Stamp  Tax.  The  Borrower  will pay any stamp or other  tax which  becomes payable in respect of the Note, this Agreement or the Related Agreements.

8.6  Definition.  As used  herein  (a) the  term  "Subsidiary"  shall  mean  any corporation,  a majority of whose  outstanding stock having ordinary voting powers  for the  election  of  directors,  shall  at any  time be  owned or controlled by the Borrower or one or more of its subsidiaries;  and (b) the term "Affiliate"  shall mean any person,  or corporation  which directly or indirectly  controls,  or is controlled by, or is under common control with the  Borrower.  For purposes of Section  8.6(b)  hereof,  control  shall be deemed  to exist if any  person,  entity  or  corporation,  or  combination thereof  shall have  possession,  directly or  indirectly,  of the power to direct the management or policies of the Borrower or of any person, entity, or  corporation  who would  otherwise be deemed an Affiliate  hereunder and shall include any holder or group of holders  possessing 10% or more of any stock or other interest in the Borrower or any Affiliate and in any person, entity or corporation, whether such holding is direct or indirect.

8.7  Schedules and Exhibits.  Schedule A, Schedule 2.1,  Schedule 2.2,  Schedule
     2.2(a),  Schedule 2.3, Schedule 2.3(c),  and any other Schedule and Exhibit which is attached hereto is and shall constitute a part of this Agreement.

8.8  Connecticut Law. This Agreement,  the Note, the Related  Agreements and any
     other  agreement  or  documents   relating   thereto  and  the  rights  and
     obligations of the parties  hereunder and thereunder shall be construed and interpreted in accordance with the law of Connecticut.  The Borrower agrees that the  execution of this  Agreement and the Related  Agreements  and the rights and  obligations of the parties  hereunder and  thereunder  shall be deemed to have a Connecticut situs and the Borrower shall be subject to the personal  jurisdiction  of the  courts  of the  State of  Connecticut  with respect to any action the Bank,  its  successors  or assigns,  may commence hereunder.  Accordingly,  the Borrower hereby  specifically and irrevocably consents to the jurisdiction of the courts of the State of Connecticut with respect to all matters concerning this Agreement,  the Related  Agreements, the Note or the enforcement of any of the foregoing.

8.9  Survival of Representations.  All covenants and agreements herein contained or made in writing  in  connection  with this  Agreement  and the  security interests  and rights  herein  contained  shall  survive the  execution and delivery of the Note,  shall  continue  in full force and effect  until all amounts  payable on account of the Note, the Loan,  the Related  Agreements and this Agreement shall have been paid in full and this Agreement has been terminated.

8.10 Severability.   If  any   provision   of  this   Agreement  is  invalid  or
     unenforceable  under  applicable law, such provision is and will be totally ineffective to that extent, but the remaining  provisions of this Agreement shall be unaffected.

8.11 Modifications. Any modification, consent or waiver of any provision of this
     Agreement  shall be at the sole  discretion of the party granting the same.
     No  modification  or amendment  hereof or consent to the breach of any term hereof shall be effective unless same shall be in writing and signed by the party against whom enforcement is sought.

8.12 Successors  and  Assigns.  This  Agreement  shall be binding upon and shall inure  to the  benefit  of the  Borrower,  the Bank  and  their  respective successors and assigns.

8.13 Termination of this Agreement. This Agreement shall terminate upon the full and final  payment  of all Loans  and  Notes  and the  satisfaction  of all obligations of the Borrower to the Bank hereunder,  under any Note or under any Related  Agreement  or other  instrument,  agreement  or document by or between the Borrower and the Bank.

        Section 9. Outstanding zoning and title matters, Holdback Account

9.1  Zoning,  Title Deficiencies.  Borrower  acknowledges that as of the date of this  Agreement,  it is not in  compliance  with all  zoning/building  code requirements  applicable to the Real Property and that the current state of title is unacceptable to Bank as it relates to common  walkways,  roadways, utilities etc. shared by Borrower and Neurogen Properties, LLC.

9.2  Holdback  Account,  As a  condition  to the grant of the Loan  contemplated herein,  Borrower agrees that Five Hundred Thousand  Dollars  ($500,000) of the money  advanced  under  this  Loan  shall be held back by the Bank in a holdback account ("Holdback  Account").  This Holdback Account  constitutes part of the full principal  advanced under the Loan on the date hereof. The
     Holdback  Account shall be  maintained by the Bank as a savings  account in its own name for the  benefit  of  Borrower  under  the terms  hereof.  All interest earned in the Holdback  Account shall remain in said account until the Holdover  Account is released to the  Borrower.  The  Holdback  Account shall be released to the Borrower  only if Borrower is in full  compliance, by June 30, 2002, with all zoning/  building code  requirements of the Town of Branford, said compliance being established by (a) certificate of zoning compliance  issued  by the  Town of  Branford,  or (b) a legal  opinion  of
     Borrower's counsel in a form acceptable to Bank and Bank's counsel in their sole  discretion.  If Borrower is not in compliance by June 30, 2002,  time being of the  essence,  such  failure  constitutes  an Event of  Default in
     Bank's  sole  discretion  as set  forth in  subsection  9.5  below,  and in addition, Bank shall at its option either apply the Holdback Account to the outstanding  principal  amount of the Loan or retain  the money as  reserve funds to be used in the  event  that  Bank  decides  to take the  necessary action  to bring  the Real  Property  into  compliance.  Borrower  and Bank acknowledge  that nothing  contained in this  subsection 9.2 shall obligate
     Bank to  undertake  any  such  action  to  bring  the  Real  Property  into compliance.

9.3  Reciprocal Easement  Agreement.  Borrower agrees that by April 15, 2002, it shall  deliver  to Bank a  reciprocal  easement  agreement  by and  between
     Borrower  and  Neurogen  Properties,  LLC (or its  successor  or assign) in recordable form,  reasonably acceptable to Bank and Bank's counsel, for the use,  maintenance  and access to walkways,  roads,  utilities,  etc. across property of Borrower and Neurogen Properties, LLC. Borrower shall also take any action necessary to obtain a subordination agreement from any mortgagee then holding a mortgage on 45 Northeast  Industrial Road which subordinates said mortgage(s) to the reciprocal easement  agreement,  provided that Bank also subordinates its mortgage to the reciprocal easement agreement.

9.4  Building Permit. On or before April 2, 2002, Borrower shall also obtain any building  permits  needed  for  Borrower  to  comply  with all the  Special
     Exceptions  granted  with  respect  to the Real  Property  by the  Branford
     Planning and Zoning Commission on January 4, 2001 and April 4, 2001.

9.5  Default.  In the event that Borrower does not comply with the  requirements set forth in  subsections  9.2,  9.3 and 9.4 by the time  allotted  in each respective  section,  time  being of the  essence,  Bank  may,  in its sole discretion,  in addition to retaining the Holdback  Account as set forth in subsection  9.2,  either:  (a)  declare an Event of Default  and impose the default rate or (b)  increase  the interest  rate by up to 100 basis points greater than the interest rate otherwise provided for in the Note.

     IN WITNESS  WHEREOF,  the parties hereto have caused this  Commercial  Loan
Agreement to be duly executed as of the day and year first above written.

Signed, Sealed and Delivered
in the Presence of the under-
signed as witnesses to all                  BANK:
signatories:                                         WEBSTER BANK

/s/ Tina Del Grecco                         By /s/ Matthew O. Riley
--------------------------                     ---------------------------------
                                               Name: Matthew O. Riley
                                                     Its:  Senior Vice President
/s/ Barry Feigenbaum                                 Duly Authorized
--------------------------

                                                     BORROWER:
                                                     Neurogen Corporation

/s/ Rosemary G. Ayers                       By /s/ Stephen R. Davis
--------------------------                     ----------------------------------
                                               Name: Stephen R. Davis
                                               Its:  Executive Vice President
                                                       and Chief Business Officer
/s/ Barry Feigenbaum                                 Duly Authorized
--------------------------

STATE OF CONNECTICUT  )
                      )  ss.Hartford                           December 21, 2001
COUNTY OF HARTFORD    )

     Personally  appeared  Webster  Bank,  by Matthew  O. Riley its Senior  Vice
President  hereunto  duly  authorized,   Signer  and  Sealer  of  the  foregoing
instrument,  and acknowledged the same to be his free act and deed, and the free act and deed of said corporation, before me.

                                              /s/ Barry Feigenbaum
                                              ----------------------------------
                                              Commissioner of the Superior Court

STATE OF CONNECTICUT  )
                      )  ss.Hartford                          December  21, 2001
COUNTY OF HARTFORD    )

     Personally  appeared  Neurogen  Corporation,   by  Stephen  R.  Davis,  its
Executive Vice President and Chief Business  Officer,  hereunto duly authorized,
Signer and Sealer of the foregoing  instrument,  and acknowledged the same to be his free act and deed, and the free act and deed of said corporation, before me.

                                              /s/ Rosemary G. Ayers
                                              ----------------------------------
                                              Commissioner of the Superior Court
                                              Notary Public

                                   SCHEDULE A

     Annexed to and made a part of the  Commercial  Loan  Agreement of even date between Webster Bank and Neurogen Corporation.

Each of the following constitute "Related Agreements" as of the date hereof. The
term  Related   Agreements  shall  also  include  all  instruments,   documents,
agreements,  notes and mortgages now or hereafter  executed  which relate to the
Note and the Loan presently outstanding or incurred after the date hereof:

1.   Commercial Term Note

2.   Mortgage Deed and Security Agreement

3.   Assignment of Leases and Rentals

4.   Environmental Indemnification Agreement

5.   Jury Trial Waiver

6.   Pre-judgment Remedy Waiver

7.   UCC-1 Financing Statement
     a.   Town Clerk, Town of Branford, CT
     b.   Secretary of State, Delaware

8.   Subordination, Non-Disturbance and Attornment Agreement

9.   Cash Collateral Account Agreement

10.  UCC-1 Financing Statement re: Cash Collateral Account

11.  Environmental Affidavit

12.  Closing Certificate

                                                                    EXHIBIT 23.1

                       Consent of Independent Accountants

     We hereby  consent to the  incorporation  by reference in the  Registration
Statements on Form S-8 (Nos. 33-43441,  33-43541,  33-81266,  33-46324, 33-73576
and  33-73586) of the Neurogen  Stock  Option Plan,  the 1993 Omnibus  Incentive
Plan, the 1993 Non-Employee Directors Plan of Neurogen Corporation, the Neurogen
Corporation 2000 Non-Employee  Directors Plan, the Amended and Restated Neurogen
Corporation  2001 Stock Option Plan and the  Neurogen  Special  Committee  Stock
Option Plan of our report dated  February 15, 2002 relating to the  consolidated financial statements of Neurogen Corporation, which appears in this Form 10-K/A3.

PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
January 8, 2003

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