Form 10-K/A
period 2001-12-31
NEUROGEN CORP
filed 2003-01-21
CIK 849043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A4

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

      Neurogen is filing this Form 10-K/A4 to:

(i)  include  the  certifications  required  pursuant  to  Section  906  of  the
     Sarbanes-Oxley Act of 2002 (18 U.S.C.  Section 1350) and the certifications required  pursuant to Rule 13a-14 or 15d-14 of the Securities  Exchange Act
     of 1934, which certifications were inadvertently omitted from the Company's
     January 9, 2002 filing on Form 10-K/A3, and

(ii) amend Part II to include the following words inadvertently deleted from the end of the sixth paragraph of the Liquidity and Capital  Resources  section of Item 7. Management's  Discussion and Analysis of Financial Condition and
     Results of Operations:

"more  expensive  than  the  previous  step,  but  actual  timing  and  cost for completion depends on the specific progress of each product being tested."

In accordance with Rule 12b-15 of the Securities  Exchange Act of 1934, Neurogen
is also including the complete text of Item 7 and Item 14 in this Form 10-K/A.

                                     PART II

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
The increase in 2000, as well as the remainder of the increase in 2001,  was due to the Company's  continued expansion of its AIDD  (TM)(Accelerated  Intelligent
Drug Discovery)  program for the discovery of new drug candidates.  Research and development  expenses represented 84 percent, 83 percent and 85 percent of total operating expenses (excluding non-cash stock compensation charges) for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     The  Company  recognized  a net loss of $25.4  million  for the year  ended
December 31, 2001, $15.5 million for the year ended December 31, 2000, and $14.6 million for the year ended  December 31, 1999. The increase in the 2001 net loss is  primarily  due to the  decrease in revenues and the increase in research and development  and  general  and  administrative  expenses  described  above.  The increase  in the 2000 net loss  from 1999 was due to a  non-recurring,  non-cash
$6.5 million charge  recognized in the first quarter of 2000 upon the vesting of
137,625  shares of  restricted  stock  granted to certain  employees in 1998 and increases in research and development and general and  administrative  expenses, as  explained  above  (net of a $0.5  million  cumulative  effect  of  change in accounting  principle,  as  discussed  below).  These  increases in expenses are partially offset by the recognition of $10.7 million in revenue under the Pfizer
Technology Transfer Agreement (described below).

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

     (1)  Financial Statements

          Reference is made to the Index to Financial Statements under Item 8 in
          Part II of Form 10-K/A3 filed January 9, 2003,  where these  documents are listed.

     (2)  Financial Statement Schedule

          Note:  Schedules  are omitted as not  applicable or not required or on the basis that the information is included in the financial statements or notes thereto.

     (3)  Exhibits

          See Exhibit Index.

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

                                                   NEUROGEN CORPORATION

                                                   /S/ STEPHEN R. DAVIS
                                               By:______________________________
                                                  Stephen R. Davis
                                                  Executive Vice President and
                                                  Chief Business Officer

Date: January 21, 2003

                                 CERTIFICATIONS

I, William H. Koster, certify that:

1.   I have reviewed  this annual  report on Form  10-K/A3,  as modified by Form
     10-K/A4, of Neurogen Corporation;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report; and

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                               By:  /s/ William H. Koster
                                                    ____________________________

                                                    William H. Koster
                                                    President and
                                                    Chief Executive Officer
                                                    Date:  January 20, 2003

I, Stephen R. Davis, certify that:

1.   I have reviewed  this annual  report on Form  10-K/A3,  as modified by Form
     10-K/A4, of Neurogen Corporation;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report; and

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                               By:  /s/ Stephen R. Davis
                                                    ____________________________

                                                    Stephen R. Davis
                                                    Executive Vice President
                                                    and Chief Business Officer
                                                    Date:  January 20, 2003

EXHIBIT INDEX

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

10.36   - Modification  Agreement dated as of December 1, 2000 between  Neurogen
          Properties LLC and Connecticut Innovations, Incorporated (incorporated by reference to Form 10-K/A3 for the period ended December 31, 2001).

10.37   - Construction Loan Agreement  dated as  of  October  22,  1999  between
          Neurogen  Properties  LLC  and  Connecticut Innovations,  Incorporated
          (incorporated  by  reference  to  Form  10-K/A3  for  the period ended
          December 31, 2001).

10.38   - Commercial Term Note  dated as  of  December  21,  2001  held  by  the
          Company and payable to Webster Bank (incorporated by reference to Form
          10-K/A3 for the period ended December 31, 2001).

10.39   - Commercial Loan  Agreement  dated as  of  December  21,  2001  between
          Webster Bank  and  the Company  (incorporated  by  reference  to  Form
          10-K/A3 for the period ended  December 31, 2001).

21.1    - Subsidiary of the registrant(incorporated by reference to Exhibit 21.1 to the Company's Form 10-K  for  the  fiscal  year  ended December 31,
          1999).

23.1    - Consent   of  PricewaterhouseCoopers   LLP,  Independent   Accountants
          (incorporated by reference  to  Form  10-K/A3  for  the  period  ended
          December 31, 2001).

24.1    - Powers of Attorney of Frank C. Carlucci,  Robert H. Roth,  John Simon,
          John  F. Tallman,  Robert  N. Butler,  Jeffrey  J. Collinson , Suzanne
          H. Woolsey, Mark Novitch, Barry M. Bloom,  Julian  C.  Baker, Felix J.
          Baker and Craig Saxton (incorporated  by reference to Form 10-K/A3 for the period ended December 31, 2001).

99.1    - Certification Pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002.

99.2    - Certification Pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002.

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Neurogen  Corporation (the "Company") on
Form  10-K/A3,  as modified by Form 10-K/A4,  for the period ended  December 31,
2001, as filed with the  Securities  and Exchange  Commission on the date hereof
(the "Report"),  I, William H. Koster,  President and Chief Executive Officer of
the Company,  certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)  The Report fully complies with the  requirements  of section 13(a) or 15(d)
     of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)  The information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

                                               By:  /s/ William H. Koster
                                                    ----------------------------
                                                    William H. Koster
                                                    President and
                                                    Chief Executive Officer
                                                    Date:  January 20, 2003

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Neurogen  Corporation (the "Company") on
Form  10-K/A3,  as modified by Form 10-K/A4,  for the period ended  December 31,
2001, as filed with the  Securities  and Exchange  Commission on the date hereof
(the "Report"), I, Stephen R. Davis, Executive Vice President and Chief Business
Officer of the Company,  certify pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)  The Report fully complies with the  requirements  of section 13(a) or 15(d)
     of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)  The information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

                                               By:  /s/ Stephen R. Davis
                                                    ----------------------------
                                                    Stephen R. Davis
                                                    Executive Vice President and
                                                    Chief Business Officer
                                                    Date:  January 20, 2003