Form 10-K
period 2002-12-31
NEUROGEN CORP
filed 2003-03-31
CIK 849043

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The approximate aggregate market value of the registrant’s Common Stock held by non-affiliates was $158,297,000, based on the closing price of a share of Common Stock as reported on the NASDAQ National Market on June 28, 2002, which is the last business day of the registrant’s most recently completed second fiscal quarter. In determining the market value of non-affiliate voting stock, shares of Common Stock beneficially owned by officers and directors and one shareholder owning more than 20% of the Common Stock have been excluded from the computation. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any person as to the status of such person.

As of February 28, 2003, the registrant had 17,955,859 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Neurogen Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2003 are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

Neurogen Corporation (NASDAQ: NRGN) (“Neurogen” or “the Company”), incorporated under the laws of the State of Delaware in 1987, is a drug discovery and development company targeting new small molecule drugs to improve the lives of patients suffering from disorders with significant unmet medical needs including inflammation, pain, insomnia, depression, anxiety and obesity. Neurogen has generated a portfolio of compelling new drug programs through its fully integrated drug discovery and development processes. Neurogen’s Accelerated Intelligent Drug Discovery (“AIDD”)™ process and its expertise in cellular functional assays enhance the Company's ability to rapidly and cost effectively identify small molecule drug candidates. Small molecule drugs typically are suitable for oral administration as a pill, while large molecule drugs typically are administered by injection. The Company conducts its research and development independently and, when advantageous, collaborates with leading pharmaceutical companies during the drug research and development process to obtain additional resources and to access complementary expertise. Currently, Neurogen has active collaborations with Pfizer and Aventis.

Neurogen has diversified its drug discovery and development efforts across a broad number of disease-related targets and employs a strategy designed to efficiently discover multiple drug candidates for each target. In addition, several of the Company’s programs focus on medical targets which are implicated in numerous, related disease states. Throughout the pharmaceutical industry the majority of all drug candidates fail to overcome all of the obstacles on the way to commercialization. Because of this high attrition rate, the Company believes that the true value of a drug discovery and development company’s pipeline is most accurately measured by the company’s ability to rapidly discover multiple generations of improved candidates within each of several programs. Neurogen believes that this ability to rapidly and systematically produce multiple generations of drug candidates in multiple programs is the Company’s most valuable asset. Although much smaller than major pharmaceutical companies, Neurogen has discovered ten small molecule drug candidates that together with our pharmaceutical company partners have entered human clinical trials. During 2002, the Company completed Phase I human testing (see Government Regulation section below) of its lead drug candidate for the treatment of inflammatory disorders and is currently conducting two Phase II trials in rheumatoid arthritis and asthma. Neurogen owns all commercial rights to this program. Another candidate from the Company’s program for the treatment of insomnia is currently being tested in Phase I human trials by our partner, Pfizer Inc (“Pfizer”).

Background on the Drug Discovery Industry

The Traditional Drug Discovery Process

Most drugs work by binding to a particular protein, cell, or receptor, called a target, in the human body, thereby altering communication between cells or otherwise regulating cellular activity. Therefore, the traditional path to discovering small molecule drugs typically begins with the identification of a biological target that is believed to regulate cellular communication or activities which could be modulated to treat a given disorder. A test, or assay, is then developed in order to expose compounds to the target and determine whether biological activity occurs. Such an assay facilitates the screening of the target against a library of many compounds that have been synthesized in the laboratory. Compounds that bind to the target protein and alter its activity are referred to as "hits." Medicinal chemists then work to improve, or optimize these hits until they have sufficient potency to become lead candidates and then improve their “drug-like” properties, such as gastrointestinal absorption, stability, freedom from unwanted activities, etc., with the goal of producing a successful drug development candidate.

Some drug companies try to streamline the drug discovery process by copying chemical structures from known active compounds. Even taking this approach, however, the number of possible compounds that could be made is too vast to actually test against even a single target using any available technology. Generally, the search is further narrowed only by educated guessing. As a result of the uncertainty of this approach, traditional methods can take many years or may fail entirely.

If it were possible to predict in advance which compounds would result in a hit, and which chemical changes would help optimize hits into drug candidates, the drug discovery process would be vastly simplified. Unfortunately, the traditional drug discovery process has had to rely on a trial and error approach that has proven extremely expensive, inefficient and unreliable. Optimization of hits to achieve the extremely delicate balance of properties necessary for a successful drug is still a daunting task. Most hits are never optimized into successful drugs despite years of effort.

Neurogen’s Competitive Advantage

Neurogen’s drug discovery and development platform is designed to rapidly discover small molecule drug candidates for medical targets where other pharmaceutical or biotechnology companies have failed or for recently discovered targets. The Company’s proprietary platform enables the rapid and efficient discovery of compounds that hit potential drug targets, evaluate the utility of those targets, and optimize useful hits into new drug candidates. Neurogen’s C5a program for inflammatory diseases serves as a recent example of the Company’s capabilities. While many in the pharmaceutical industry searched for many years to discover small molecule C5a drug hits, Neurogen believes it is the first to discover small molecule C5a antagonists and, more importantly, the first to optimize these hits and advance a small molecule C5a antagonist drug candidate into human testing.

Neurogen discovers and develops orally available, or small molecule drugs which are orally available. Small molecule drugs are usually more stable and easily absorbed through cell layers than large molecule drugs, and so in most cases may be administered as a pill, a patch, or an ointment. In addition, small molecule drugs are generally much easier and less expensive to manufacture, distribute, and store. Protein-based large molecule drugs typically are administered by injection and require refrigeration, while most small molecule drugs do not. Small molecule drugs can also be safely shipped and stored at regular temperatures. Small molecule drugs that can be taken orally currently make up about three quarters of the sales of the top 100 prescription drugs. Where there is a choice, patients generally would rather take a pill than an injection.

Neurogen's Business Strategy

Neurogen's vision is to excel at the creation of small molecule drugs using a seamless, integrated discovery, development, clinical and regulatory paradigm. The following are the key elements of the business strategy the Company is employing to achieve the Neurogen vision:
  Create a risk-balanced drug portfolio. To increase the probability of successful drug discovery and development efforts, Neurogen is pursuing multiple promising targets with multiple drug candidates for multiple disorders. The Company believes that the robustness of a drug portfolio should be based on the diversity and development risk of the programs in the pipeline. The Company is concentrating its efforts on key therapeutic areas (inflammation, pain, insomnia, depression and obesity) within which clinical indications may be developed for a variety of disorders, balancing risk against potential value. The Company believes that its ability to efficiently produce multiple generations of candidates in multiple programs using AIDD™ distinguishes Neurogen among drug discovery and development companies.
  Expand development capability. Neurogen possesses a powerful drug discovery capability which is closely linked to pharmaceutical development and clinical initiatives to continuously optimize drug properties. The Company believes this integrated medical feedback loop will aid in the development of compounds in the clinic, and is deploying additional resources to support the early clinical trials of lead drug candidates.
  Selectively partner drug programs. Neurogen's partnering strategy seeks to retain ownership and control of some programs – taking them further into human clinical testing – while partnering other programs at earlier stages, so that the Company’s financial risk is reduced while maximizing return for shareholders. Neurogen’s development capabilities enable the Company to pursue a flexible business model, of partnering programs when competitively and economically advantageous. When Neurogen partners programs, it seeks to collaborate with pharmaceutical leaders with demonstrated strengths and resources which complement the Company’s.
  Continually optimize the efficiency of the organization and control costs. Focused on both its scientific and business processes, Neurogen initiated its Operational Excellence program during 2002 to conserve resources without affecting strategy or major program output. The program has achieved improvements in organizational structure, reduced operating costs, and the installation of technology advancements for producing and selecting development candidates.

Components of Neurogen's Discovery and Development Platform

The Company’s AIDD™ system, as well as its focused compound library and Virtual Library™, are key components of the drug discovery infrastructure. AIDD™ is an integrated system of hardware, software, and processes that allows scientists to improve on the trial and error approach traditionally associated with drug discovery and development. This system incorporates automated robotics guided by state-of-the-art computerization, including neural network-based artificial intelligence, to aid the Company’s scientists in decision-making, in the design, modeling, synthesis and screening of new chemical compounds.

Neurogen’s AIDD™ system works in tandem with the Company’s focused compound library. Instead of randomly generating a compound library for chemical diversity as many other pharmaceutical and drug discovery companies have done, Neurogen has chosen to bias or "enrich" its compound library in favor of selected families of compounds. Because the number of small organic compounds that can be synthesized is virtually infinite, the Company believes that to be successful in the drug discovery process, it is not the biggest or most diverse library that counts, but rather the richest and most intelligently designed.

Also critical to Neurogen’s drug discovery and development capabilities is the Company’s biological expertise. Neurogen believes it has one of the leading receptor biology teams in the industry, and utilizes this expertise in the design and construction of screening assays to capitalize on medical targets. The Company focuses on discovering novel drugs, and all of the drug candidates that have entered human testing in clinical trials have worked by new or more selective target mechanisms which have the potential to provide significant therapeutic advantages over existing drugs.

Neurogen Drug Programs

Neurogen designs and develops drugs that have the potential to offer enhanced therapeutic efficacy or reduced side effects over drugs currently available to treat a particular disease. Most of the Company’s programs address novel targets for which significant scientific evidence exists to suggest that the target mechanism plays a meaningful role in the disease or disorder. By designing drugs specifically targeting a new more selective mechanism, Neurogen compounds offer the potential for equivalent or improved efficacy with fewer side effects than drugs currently on the market, or may cause markets to grow in areas where few effective therapeutics currently exist. In addition, drugs active against new targets may offer the possibility of adding to or synergistically improving existing therapy.

The following table summarizes our most advanced programs in our current drug pipeline:
Disorder	Target Mechanism	Program Status	Commercial Rights
Inflammation and Autoimmune Disease: Rheumatoid arthritis Asthma	C5a	Phase II (NGD 2000-1) Phase II (NGD 2000-1)	Neurogen
Insomnia	GABA	Phase I (NGD 96-3)	Pfizer Marketing/ Neurogen Royalty
Pain	VR-1	Preclinical research and development	Neurogen
Depression and Stress	CRF-1	Preclinical research	Aventis Pharmaceuticals Inc. Marketing/ Neurogen Royalty
Obesity	MCH-1	Preclinical research	Neurogen

Below, we describe our most significant active drug development programs in detail.

Inflammation Program: C5a receptor antagonist

Inflammatory and autoimmune conditions are debilitating diseases afflicting millions of Americans, causing substantial human suffering, and costing the United States economy billions of dollars in health care and lost productivity. These diseases include the many different forms of arthritis, autoimmune diseases, and pulmonary disorders. Most are chronic and many cause life-long pain, disability, or disfigurement. These diseases affect people of all ages, racial and ethnic populations, and economic strata. Industry estimates value sales of drugs to treat inflammation, autoimmune, and pulmonary disorder at over $23 billion annually.

Neurogen scientists believe that blocking the activation of the C5a receptor of the complement cascade may work to treat inflammation in rheumatoid arthritis, other autoimmune diseases and asthma. Complement component C5a is a protein in the body that is part of the innate immune system that protects the body against invading micro-organisms attracting and activating white blood cells, but when inappropriately stimulated may trigger the immune system to start attacking the body's own tissues, an inappropriate reaction central to autoimmune and inflammatory diseases.

Rheumatoid arthritis involves inflammation in the lining of the joints and/or other internal organs. It is a systemic disease affecting the entire body and is one of the most common forms of arthritis, characterized by the inflammation of the membrane lining the joint, resulting in pain, stiffness, warmth, redness and swelling. This disease affects 2.1 million Americans, mostly women--1.5 million women suffer from rheumatoid arthritis as compared to 600,000 men. Musculoskeletal conditions such as rheumatoid arthritis cost the U.S. economy nearly $65 billion in medical care and indirect expenses such as lost wages and production.

Currently, several types of drugs are used to treat rheumatoid arthritis. Recently, drugs which inhibit the tumor necrosis factor alpha (TNFa) protein, such as Enbrel® and Remicade®, have demonstrated the ability to not only treat the symptoms of rheumatoid arthritis but also slow the progression of the disease by inhibiting the destruction of healthy joint tissue. However, as large molecule proteins, these drugs must be taken by injection and are expensive to manufacture, distribute and administer. Anti-tumor necrosis factor drugs also have some side effects such as development of antinuclear antibodies (these are antibodies seen in various autoimmune diseases such as Lupus), Urticaria (reddish blotchy areas on the skin), infections, and rejection of these antibodies by the patients own immune system (similar to the body's rejection of an organ transplant).

Other drugs used to treat rheumatoid arthritis include the COX-2 inhibitors. Since the synthesis of aspirin in 1897, inhibitors of cyclooxygenase (an enzyme that controls inflammation) have been a source of relief from arthritis pain. These drugs are now collectively called non-steroidal anti-inflammatory drugs (NSAID’s). The newest generation of NSAID’s is called COX-2 selective inhibitors. Brand names of this type of medication include Celebrex® and Vioxx®. While COX-2 inhibitors are small molecule drugs and feature less risk of side effects such as blood thinning or stomach ulceration than earlier treatments, these drugs do not slow the tissue destruction associated with the progression of rheumatoid arthritis.

Neurogen believes that blocking the C5a receptor in patients with rheumatoid arthritis may inhibit the destruction of healthy tissue by blunting the immune system’s overreaction to the presence of the C5a protein. The Company believes that our small molecule drug candidate, taken as a pill for the treatment of rheumatoid arthritis, may offer many of the advantages of the COX-2 inhibitors with the potential to also slow the progression of the disease.

Asthma is an inflammatory condition suffered by more Americans than ever before. This chronic lung disease is characterized by inflammation of the air passages, which results in the temporary narrowing of the airways that transport air from the nose and mouth to the lungs. The prevalence of asthma has been increasing since the early 1980’s across all age, sex, and racial groups and affects more children than adults. It is the only chronic disease, besides AIDS and tuberculosis, with an increasing death rate; each day 14 Americans die from asthma.

The cost of asthma to the American economy is estimated to be over $11.3 billion; direct costs accounted for $7.5 billion with hospitalizations accounting for the single largest portion. Indirect costs were $3.8 billion of the total.

Currently, a number of medications are available to treat asthma. These treatments target different aspects of the disease: some focus on bronchospasm, or contraction of the muscles which line the airways, while others have their main effect on inflammation, swelling, and mucus production. Side effects can include jitteriness, palpitations, or abnormally fast heart rhythms. Steroids are the most powerful inflammation inhibitors currently available and are administered both orally and through inhalation. At this time, there is only limited information on adverse side effects from inhaled steroids, especially with higher doses. However, there is a concern for the potential of adverse effects and a recent clinical report raises concerns about the use of high dose inhaled steroids and an increased risk of developing ocular hypertension or glaucoma. Neurogen believes that blocking the C5a receptor in patients with asthma may represent an alternative to existing treatments.

The Company has identified several small molecule compounds that potently block the activation of C5a receptors. Neurogen's leading compound in this program, NGD 2000-1, is currently starting two Phase II clinical trials for rheumatoid arthritis and for asthma.

In the rheumatoid arthritis Phase II study, Neurogen will examine the ability of the compound to lower the levels of C-reactive protein (CRP is an important biomarker in rheumatoid arthritis patients) in patients with mild to moderate conditions. The study is multi-centered, double blinded and placebo controlled and will explore multiple doses of NGD 2000-1.

The asthma Phase II trial will study the safety and preliminary efficacy of NGD 2000-1 in patients with mild to moderate asthma. This trial is multi-centered, double-blinded, and placebo-controlled and will assess multiple doses of NGD 2000-1 using improvement in lung capacity (FEV1) as the primary endpoint.

Phase I study results indicated that NGD 2000-1 was safe and well-tolerated. These studies also indicated that NGD 2000-1 interacts with the 3A4 liver enzyme which metabolizes many drugs. This characteristic may limit the use of NGD 2000-1 by patients also taking other medications which are metabolized by the 3A4 enzyme. Further studies will be required to determine the extent of any such limitation.

To date, Neurogen has retained all rights to this C5a antagonist program.

Insomnia Program: unique GABA modulation profile

Recent studies indicate that as many as 20 million people in the United States experience chronic insomnia and an additional 20 to 30 million Americans experience intermittent sleep disorders. Industry analysts estimate that the annual market for drugs to treat insomnia is more than $1.5 billion worldwide and over $500 million in the United States. While currently marketed drugs to treat sleep disorders, known as hypnotics, are effective, they may cause numerous side effects, including "hangovers," rebound insomnia, short-term memory loss and addiction. Neurogen is developing drugs to treat sleep disorders, primarily insomnia, which selectively modulate certain receptor subtypes of the gamma-aminobutyric acid (GABA) neurotransmitter system.

The link between the GABA system and sleep is illustrated by the benzodiazepine class of drugs such as Valium(R), which cause sleepiness, and by drugs marketed to treat insomnia such as Ambien(R) and Sonata(R), which work through the same broad range of GABA receptors as the benzodiazepines. Neurogen has identified drug candidates to treat insomnia that have a more specific GABA receptor binding profile and limit the degree of receptor activation than currently marketed drugs. Animal studies, to date, suggest that these compounds are efficacious in inducing sleep with fewer side effects than existing therapies. Drugs to treat insomnia should not only induce sleep but they should have pharmacokinetic properties which cause the drug to work quickly and then be cleared from the patient's body before morning. Pfizer, our partner in this program, is currently evaluating our lead compound, NGD 96-3, in Phase I clinical studies.

Pain Management Program: VR-1 receptor antagonist

Industry sources estimate more than 60 million persons in the United States suffer from some type of persistent or recurrent acute pain sufficient to significantly impact their lives. Not only does such chronic pain adversely affect physical and psychological well-being, it also costs society billions of dollars in lost productivity, health care expenditures, and disability compensation. The health care costs incurred by patients with chronic pain range from $500 to more than $35,000 per year. Among cancer patients, available estimates suggest that chronic pain affects up to 95% of patients with advanced disease with less than 50% of these experiencing effective pain relief.

The Company believes that its approach to pain management offers the potential to relieve pain without the side effect profile of existing pain drugs such as opiates and non-steroidal anti-inflammatory drugs (NSAID’s). Opiates can result in respiratory depression, gastrointestinal tract motility, and are frequently abused by patients. NSAID’s side effect profile includes gastrointestinal tract toxicity and negative cardiovascular and renal effects.

Neurogen is currently advancing multiple, highly potent candidates for potential development in its vanilloid receptor-1 (VR-1) program, which targets a broad spectrum of pain indications including osteoarthritis, neuropathic pain, and bone cancer pain.

Studies in genetically altered mice lacking the VR-1 receptor provide strong evidence for a VR-1 role in the sensation of noxious heat as well as thermal hyperalgesia (heightened sensitivity to pain) in models of inflammatory pain. Neurogen researchers believe that a drug which blocks the VR-1 receptor could benefit patients suffering from various types of inflammatory pain states and specific types of nociceptive, or localized, pain.

Neurogen has established a broad intellectual property position on this new target for the relief of pain. In addition to establishing the first patent publications on small molecule VR-1 antagonists, the Company has been awarded a patent on a human VR-1 receptor gene sequence, has broad applications filed encompassing highly potent chemotypes, and has patent applications pending on the general use of VR-1 antagonists for the treatment of peripheral pain.

Neurogen is currently profiling and evaluating its most advanced compounds in consideration for human testing. To date, Neurogen retains all commercial rights to this program.

Depression/Anxiety Program: CRF-1 receptor antagonist

Depression is one of the most prevalent mental illnesses in the United States, affecting approximately 17 million people or 9% of the adult population annually according to the National Institute of Mental Health. While recent pharmaceutical research has led to improved drugs, such as Prozac(R), for the treatment of depression, these medications have limitations in their use, primarily because of their slow onset of therapeutic action (often greater than 10 days from the commencement of dosing), lack of efficacy in some patients, and side effects such as sexual dysfunction. Industry analysts estimate the current annual market for antidepressants to be over $17 billion worldwide.

Anxiety and stress are conditions commonly associated with depression. A number of neuropeptide receptors that appear to be involved in stress responses, including receptors for CRF-1, exhibit altered characteristics in depressed patients.

Neurogen believes that an orally available drug candidate that blocks the CRF-1 receptor may be efficacious in relieving depression, anxiety and/or stress related disorders without significant side effects. A number of companies are seeking to develop CRF-1 drug candidates. To date, many companies have experienced difficulties in identifying CRF-1 blockers which have drug properties appropriate for commercialization. Neurogen believes this is due to the fact that the scope of known chemical structures which block CRF-1 is relatively narrow.

Neurogen has discovered a number of compounds that block the CRF-1 receptor subtype and have demonstrated efficacy in animal models of depression and stress. Importantly, the chemical structure of these compounds is significantly outside of the scope of known CRF-1 blockers. We believe these novel chemical templates hold the potential of avoiding the development issues of known CRF-1 structures. In December of 2001, Neurogen entered into a collaborative agreement with Aventis Pharmacuticals Inc. (“Aventis”) (described below) to research and develop compounds to modulate CRF-1 receptors. Together Neurogen and Aventis are currently optimizing lead candidates in this program.

Obesity/Diabetes Program: MCH-1 receptor antagonist

Neurogen is optimizing lead compounds blocking the melanin concentrating hormone receptor-1 (MCH-1), which is an important mediator of food intake. These receptors are expressed in the hypothalamus, the feeding center of the brain. While obesity is caused by a complex process involving many hormones, neurotransmitters, nerve cells, and genes, the MCH neurotransmitter is now known to play a key role in controlling eating behavior. In industry preclinical studies, deleting the genes coding of the MCH peptide or MCH receptor gene has resulted in lean animals, while administering MCH peptide caused increased weight gain. The Company is currently optimizing lead drug candidates in this program. Neurogen owns all commercial rights to its MCH-1 receptor antagonist program.

Neurogen Collaborations

Neurogen conducts its research and development independently and, when advantageous, collaborates with world-class pharmaceutical companies during the drug development process to obtain additional resources and to access complementary expertise. The Company's collaboration agreements may provide funding for drug discovery and development programs as well as clinical, manufacturing, marketing, and sales expertise. At the same time, Neurogen has retained certain rights to future royalties or profit-sharing for successful drugs resulting from collaborative programs. These strategic alliances balance the Company's exposure to research and development risks inherent in the industry while retaining a share in the success of future products.

A summary of the material terms of agreements which relate to two currently partnered programs follows:

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
  - In December 2001, our collaborative research program came to its scheduled conclusion. Pfizer is currently developing our lead candidate from this collaboration in Phase I studies and evaluating other candidates from the program to determine whether further development is desirable.

o The 2001 Aventis Agreement – covers our CRF1-based depression and anxiety program
  - Aventis paid $10 million for the licensing of Neurogen's CRF1 drug candidates and technology.
  - Neurogen receives committed research payments and is reimbursed for research expenses for three years from the effective date.
  - Neurogen will receive milestone payments if specified development and regulatory objectives are achieved.
  - Aventis received the exclusive worldwide license to manufacture, use and sell CRF1 receptor modulatory products developed in the collaboration.
  - Aventis is required to pay Neurogen royalties based on net sales levels, if any, for such products.

Neurogen incurred research and development costs (net of stock compensation) of $34,093,000, $34,494,000 and $28,048,000 for the years ending December 31, 2002, 2001 and 2000, respectively. During those same time periods, the Company recognized research and development revenue from its collaboration agreements (including the two agreements described above and other prior agreements), of $4,276,000, $3,056,000 and $9,205,000, respectively. Thus, during those time periods, overall research and development revenue as a percentage of total research and development costs (for both partnered and unpartnered programs) was 13%, 9% and 33%, respectively.

Patents and Proprietary Technology

Neurogen’s success depends, in part, on the Company’s ability to obtain and enforce patents, maintain trade secrets and operate without infringing the intellectual property rights of third parties. Neurogen files patent applications both in the United States and in foreign countries, as the Company deems appropriate, for protection of both products and processes. At December 31, 2002, Neurogen is the sole assignee of 204 issued United States patents and numerous foreign patents.

Neurogen is not currently engaged in any research based on any technology transfer that would obligate the Company to pay royalties to any third party.

The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is considerable uncertainty regarding the breadth of claims allowed in such cases and the degree of protection afforded under such patents. As a result, Neurogen cannot assure you that patent applications will be successful or that current or future patents will afford the Company protection against competitors. It is possible that Neurogen patents will be successfully challenged or that patents issued to others may preclude the Company from commercializing its products. Litigation to establish the validity of patents, to defend against infringement claims or to assert infringement claims against others can be lengthy and expensive, even if a favorable result is obtained. Moreover, much of the Company’s expertise and technology cannot be patented.

Neurogen also relies heavily on trade secrets and confidentiality agreements with collaborators, advisors, employees, consultants, vendors and other service providers. The Company cannot assure you that these agreements will not be breached or that trade secrets will not otherwise become known or be independently discovered by competitors. Neurogen’s business would be adversely affected if competitors were able to learn the Company’s secrets or if the Company were unable to protect its intellectual property.

Competition

The biopharmaceutical industry is highly competitive and subject to rapid and substantial technological change. Developments by others may render Neurogen’s drug candidates or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than Neurogen, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition. In addition, acquisitions of, or investments in, competing development-stage pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources.

Competitors have developed or are in the process of developing products or technologies that are, or in the future may be, the basis for competitive products. The Company’s competitors may develop products that are safer, more effective or less costly than any Neurogen products or may be able to complete their development more quickly. Neurogen would be at a significant competitive disadvantage if a competitor developed and successfully commercialized a drug similar to a Neurogen drug candidate ahead of the Company’s efforts.

Manufacturing

Neurogen is currently relying, in part, on third-party manufacturers to produce large quantities of development candidate compounds for preclinical development and dosage forms of these candidates to support clinical trials.

Pfizer manufactures or will be responsible for manufacturing, drugs for clinical trials which are subject to the 1994 Pfizer Agreement and has the right to manufacture future products under this collaboration, if any, for commercialization.

Aventis will be responsible for manufacturing, or having manufactured, drugs for clinical trials which are subject to the Aventis Agreement, and has the right to manufacture future products under the collaboration, if any, for commercialization.

With respect to compounds not currently subject to collaborations, the Company currently utilizes third-party manufacturers for preclinical development and clinical trials.

Sales and Marketing

Neurogen's strategy is to market products either directly or through co-promotion arrangements or other licensing arrangements with large pharmaceutical or biotechnology companies. The Company does not expect to establish a direct sales capability for at least the next several years, though it may pursue such a capability in the future. Pfizer has the right to market worldwide future products, if any, resulting from the Pfizer Agreement. Aventis has the right to market worldwide future products, if any, resulting from the Aventis Agreement.

Government Regulation

The production and marketing of Neurogen’s products, as well as research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous federal regulation (Food and Drug Administration or FDA) and, to a lesser extent, state regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory framework will take a number of years and involve the expenditure of substantial resources.

The steps required before a pharmaceutical agent may be marketed in the United States include:

1. Preclinical laboratory tests, in vivo preclinical studies and formulation studies,
2. The submission to the FDA of an Investigational New Drug Application (IND) for human clinical testing which must become effective before human clinical trials can commence,
3. Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug,
4. The submission of a New Drug Application (NDA) or Product License Application to the FDA, and
5. FDA approval of the NDA or Product License Application prior to any commercial sale or shipment of the drug.

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

Clinical trials involve the administration of the new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board. The Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Compounds must be formulated according to Good Manufacturing Practices.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects, the drug is tested for safety, absorption, dosage tolerance, metabolism, bio-distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II typically involves studies in a limited patient population:

1. to determine the efficacy of the drug for specific, targeted indications,
2. to determine dosage tolerance and optimal dosage, and
3. to identify possible adverse side effects and safety risks.

When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to test for safety within an expanded patient population at geographically dispersed clinical study sites. Neurogen or the FDA may suspend clinical trials at any time if it is believed that the individuals participating in such trials are being exposed to unacceptable health risks.

The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of a NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Consequently, there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information or require post-marketing testing and surveillance to monitor the safety of a company's products if it does not believe the NDA contains adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that an NDA does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

In addition to regulations enforced by the FDA, Neurogen is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company’s research and development involves the controlled use of hazardous materials, chemicals, and various low-level radioactive compounds. Although the Company believes that safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, Neurogen could be held liable for any damages that result and any such liability could exceed our resources.

Employees

As of December 31, 2002, the Company had 163 full-time employees, of which 121 persons were scientists and, of these scientists, 56 had Ph.D. degrees. None of the employees are covered by collective bargaining agreements, and the Company considers relations with employees to be good. All current scientific personnel have entered into confidentiality and non-competition agreements with the Company.

Research and Development Expenses

The Company incurred research and development expenses of $34,093,000, $34,494,000 and $28,048,000 in 2002, 2001, and 2000, which exclude non-cash stock compensation charges of $51,000, $901,000 and $4,637,000, respectively.

Available Information

The Company’s website address is www.neurogen.com. Neurogen makes available free of charge through its website all of the Company’s filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports. The Company’s filings are made available as soon as reasonably practicable after such material is electronically filed with the SEC. Copies are also available, without charge, from Neurogen Corporation, 35 Northeast Industrial Road, Branford, CT 06405.

ITEM 2. PROPERTIES

The Company conducts its operations in laboratory and administrative facilities on a single site located in Branford, Connecticut. The total facilities under ownership comprise approximately 148,000 square feet, of which 106,000 square feet is in use. Approximately 27,000 square feet has not yet been adapted for the Company’s research and development efforts.

In 1995, the Company leased approximately 24,000 square feet of a 39,000 square foot building under a ten-year agreement, which provided an option to purchase the entire facility effective after the fifth year of the original term of the lease. In January 2001, Neurogen elected to purchase the entire facility for $2.4 million. The additional space acquired of approximately 15,000 square feet continues to be leased through Neurogen to the third-party tenants who occupied the facilities at the time of purchase.

ITEM 3. LEGAL PROCEEDINGS

The Company knows of no material litigation or proceeding pending or threatened to which Neurogen is, or may become, a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

CAUTIONARY STATEMENT FOR PURPOSES OF THE
"SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995.

Except for historical matters, the matters discussed in this Form 10-K are" forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or any rules, regulations or releases of the Securities and Exchange Commission with respect thereto. Forward-looking statements in this Form 10K include, but are not limited to, statements in Item 1 under the caption "Business--Neurogen Drug Programs" with respect to the Company's various product development programs and statements in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" with respect to the sufficiency of the Company's cash balance to fund planned operations. In addition, the Company may from time to time make forward-looking statements in the future.

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

  Failures, difficulties or delays in discovery, research, development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, including without limitation any unanticipated pre-clinical or clinical failures, delays, delays in regulatory approvals, the failure to develop follow-on candidates in a given program, the failure to attract or retain scientific and management personnel, adverse side effects or inadequate therapeutic efficacy or inadequate drug properties which could prevent or slow product development efforts at any stage of product development by delaying or preventing clinical trials, delaying or preventing regulatory approval for commercialization or adversely affecting acceptance by the market. A very significant majority (estimated to be between 80 and 90 percent) of all drugs which enter human clinical trials fail to reach the market.

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

  Inability to obtain sufficient funds through future collaborative arrangements, technology transfers, equity or debt financings or other sources to continue the operation of the Company's business which may require the Company to reduce substantially or eliminate expenditures for product development, to relinquish rights to certain of its technologies or potential products or to cease operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Neurogen is traded on the NASDAQ Stock Market under the symbol NRGN. As of February 28, 2003, there were approximately 209 holders of record of the Company's common stock. No dividends have been paid on the common stock to date, and the Company currently intends to retain any earnings for further development of the Company's business.

The following table sets forth the high and low closing bid prices for the common stock as reported by NASDAQ.

	HIGH	LOW

FISCAL 2002:
First Quarter	$17.5100	$12.6700
Second Quarter	14.2500	8.3000
Third Quarter	12.1000	7.2500
Fourth Quarter	8.7300	3.6300

FISCAL 2001:
First Quarter	$36.9375	$19.4688
Second Quarter	23.5938	18.3700
Third Quarter	23.4300	13.5500
Fourth Quarter	22.6000	15.6100

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31 (in thousands, except per share data)

	2002	2001	2000	1999	1998

Total operating revenues	$ 15,725	$ 11,514	$ 20,413	$ 10,209	$ 11,081
Total operating expenses	$ 41,382	$ 42,577	$ 40,858	$ 28,465	$ 24,834
Net loss	$(23,692)	$(25,362)	$(15,471)	$(14,618)	$ (9,458)
Net loss per share-basic and diluted	$ (1.35)	$ (1.45)	$ (0.94)	$ (1.00)	$ (.66)
Total assets	$115,779	$145,956	$142,588	$ 92,134	$101,810
Long-term debt	$ 19,650	$ 21,029	$ 1,912	$ 1,912	$ -
Stockholders' equity	$ 83,297	$105,383	$126,120	$ 84,710	$ 98,567
Weighted average number of shares outstanding- basic and diluted	17,614	17,441	16,490	14,576	14,419

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

The preparation of Neurogen's financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates in the areas of revenue recognition, income taxes, stock-based compensation and marketable securities and investments. Estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual amounts could differ from those estimates.

The Company believes the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of Neurogen's financial statements:

Revenue Recognition

Each of Neurogen’s collaborative research, licensing and technology transfer agreements are significant since the terms of such arrangements may cause the Company’s operating results to vary considerably from period to period.

The Company has entered into collaborative research agreements which provide for the partial funding of specified projects in exchange for the grant of certain rights related to potential discoveries. Revenue under these arrangements typically includes upfront non-refundable fees, ongoing payments for specified levels of staffing for research and milestone payments upon occurrence of certain events. The upfront fees are recognized as revenue ratably over the period of performance under the research agreement. The research funding is recognized as revenue as the related research effort is performed. Revenue derived from the achievement of milestones is recognized when the milestone event occurs and such event represents the achievement of a specific, substantive goal measuring a substantive stage of development towards a long-term goal, such as the filing of a New Drug Application with the Food and Drug Administration.

Neurogen has also entered into, and now completed, a technology transfer agreement under which revenue has been recognized when a contractual arrangement exists, fees are fixed and determinable, delivery of the technology has occurred and collectibility is reasonably assured. When customer acceptance was required, revenue was deferred until acceptance occurred. Where there were on-going services or obligations after delivery, revenue has been recognized over the related term of the service on a percentage of completion basis, unless such service was maintenance, in which case revenue has been recognized on a straight line basis. For a contract with multiple elements, total contract fees are allocated to the different elements based on evidence of fair value.

Income Taxes

The liability method of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, is used to account for income taxes. Deferred tax assets and liabilities are determined based on net operating loss carryforwards and differences between financial reporting and income tax bases of assets and liabilities. Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets would be recorded as an income tax benefit in the Statement of Operations or a charge to Additional Paid-In Capital.

Stock-Based Compensation

The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company has also issued restricted stock to key executives which vest over specified service periods. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and therefore accounts for grants of stock options and restricted stock in accordance with Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, Neurogen recognizes no compensation expense for the options when the option grants to employees have an exercise price equal to the fair market value at the date of grant and other relevant terms are fixed or determinable. If compensation cost for the Company's grant of stock awards was determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would be materially effected.

The Company occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and accordingly recognizes compensation expense equal to the fair value of such awards. The fair value of each award is estimated using the Black-Scholes model with certain weighted average assumptions (described in Note 7 to the consolidated financial statements).

Marketable Securities

The Company invests in U.S. government and corporate debt securities. The fair value of these securities is subject to volatility and change. The Company considers its investment portfolio to be available-for-sale securities as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities at December 31, 2002 and 2001 consisted of debt securities with maturities of three months to six years. Available for sale securities are carried at fair value with the unrealized gains/losses reported as other comprehensive income. Realized gains and losses have been determined by the specific identification method and are included in investment income. Different classifications of the Company’s marketable securities pursuant to SFAS No. 115 would possibly result in material impacts to the valuation of the securities and investment income.

RESULTS OF OPERATIONS

Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future collaborative research agreements, technology transfer agreements or joint ventures, the progress of the Company's partnered research and development projects, the size of the Company’s staff and the level of preclinical and clinical development spending on drug candidates in unpartnered programs. Neurogen believes its research and development costs may increase significantly over the next several years as its drug development programs progress. In addition, general and administrative expenses would be expected to increase to support any expanded research and development activities.

Years Ended December 31, 2002, 2001 and 2000

The Company's fiscal 2002 operating revenues increased 37 percent to $15.7 million from 2001 operating revenues of $11.5 million. The revenue increase consists of a $3.0 million increase in license fee revenues and a $1.2 million increase in research and development revenues. The $3.0 million increase in license fees is due to the recognition of a one-time $2.0 million payment from Pfizer to satisfy all obligations from Pfizer’s use of the AIDD™ technology as a part of the companies’ 1999 Technology Transfer Agreement (described below), a $1.8 million increase in license fees recognized from Aventis as part of the Aventis Agreement (described below) offset by a $0.8 million decrease in AIDD™ technology development and improvement services related to the Pfizer Technology Transfer Agreement. The increase in research revenues is due to a $4.1 million increase in research revenues from Aventis (to reflect a full year of research funding under the companies’ December 2001 collaboration agreement to develop drugs to treat depression and anxiety) offset in part by a $2.9 million decrease in revenues from Pfizer due to the scheduled conclusion in December 2001 of the companies’ joint research collaboration on GABA-based drugs.

Fiscal 2001 operating revenues decreased 44 percent from 2000 operating revenues of $20.4 million. This decrease was primarily due to a $5.9 million decrease in research and development revenues resulting from a scheduled reduction in the Company's staffing and related discovery research funding on GABA and neuropeptide Y (NPY) collaborative drug discovery programs with Pfizer which comprised $2.9 million of operating revenues in 2001 as compared to $8.8 million in 2000. The recognition of license fee revenues pursuant to the Pfizer Technology Transfer Agreement also decreased from $11.2 million in 2000 to $8.3 million in 2001.

Research and development expenses, excluding non-cash stock compensation charges, remained stable for fiscal 2002 at $34.1 million as compared to $34.5 million in 2001, and increased 23 percent in 2001 from $28.0 million in 2000. External development costs related to potential drug candidates decreased from $5.5 million in 2001 to $3.5 million in 2002 in part due to the assumption by Aventis commencing in December 2001 of the costs of developing potential drug candidates from the Company’s collaborative efforts. This decrease was offset by an overall increase in the Company’s ongoing investment in scientific personnel and research supplies. The increase in 2001 was primarily due to external development costs related to potential drug candidates which increased to $5.5 million from $1.4 million in 2000. The increase was also driven by the Company's continued expansion of its AIDD™ program for the discovery of new drug candidates. Research and development expenses represented 84 percent, 84 percent and 83 percent of total operating expenses (excluding non-cash stock compensation charges) for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company expenses all research and development costs as incurred. While the Company maintains a system to record the level of staffing time spent on its research and development projects, it does not maintain a historical cost accounting system with sufficient accuracy to reliably estimate its research and development costs on a specific project-by-project basis. A significant portion of the Company’s research and development expenses (such as laboratory supplies, travel, information systems and services and facilities costs) benefit multiple projects and are not individually tracked to a specific project. Further, the Company’s staff timekeeping system does not account for differences in compensation costs between lower level technicians and more senior scientists.

General and administrative expenses, excluding non-cash stock compensation charges, remained stable at $6.7 million in 2002 as compared to $6.6 million in 2001, and increased 15 percent in 2001 from $5.7 million in 2000. The increase in 2001 was attributed to additional administrative and technical services and personnel to support the protection of Neurogen's growing intellectual property estate and to support Neurogen's expanding research pipeline.

Total stock compensation expenses were $0.6 million in 2002 compared to $1.5 million in 2001 and $7.1 million in 2000. The 2002 compensation expense is primarily composed of continuing non-cash charges for grants of certain stock awards in 1997, 2001 and 2002 to certain officers of the Company. The 2001 expense included non-cash charges to income for grants of certain stock awards in 1997 and 2001, as well as one-time non-cash charges totaling $1.0 million for the modification of certain stock options held by two executive officers. In 2000 the Company recorded $6.5 million in stock compensation expense for the vesting of restricted stock granted to certain employees in prior years. A portion of the stock compensation charges (those relating to the 1997 awards) are variable and as a result may fluctuate significantly in the future.

Other income was $1.7 million in 2002 compared to $4.5 million in 2001 and $5.5 million in 2000. The decrease in 2002 is primarily due to an increase in interest expense of $1.0 million associated with a $17.5 million first mortgage debt financing the Company entered into in December 2001. The remainder of the decrease in 2002, as well as the decrease in 2001, was due to a decrease in investment income due to lower overall returns on invested funds. This was a result of lower average cash and marketable securities balances as well as a reduction in prevailing market interest rates.

For the years ended December 31, 2002 and 2001, the Company recorded Connecticut income tax benefits of $0.3 million and $1.2 million, respectively, in the Statement of Operations. The Company recognized total income tax benefits of $0.6 million and $2.0 million for the years ended December 31, 2002 and 2001, respectively, a portion of which has been recorded to Additional Paid-In Capital. The benefits are the result of Connecticut legislation which allowed certain companies to obtain cash refunds from the State of Connecticut at an exchange rate of 65% of their research and development credits in exchange for foregoing the carryforward of these credits into future tax years.

The Company recognized a net loss of $23.7 million for the year ended December 31, 2002, $25.4 million for the year ended December 31, 2001, and $15.5 million for the year ended December 31, 2000. The decrease in the 2002 net loss is primarily due to the increase in operating revenues. The increase in the 2001 net loss is primarily due to the decrease in revenues and the increase in research and development and general and administrative expenses described above.

In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and 101B, provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. SAB No. 101 permits application of its guidance to be treated as a change in accounting principle in accordance with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes.

The Company adopted the guidance of SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000, and reflected a cumulative effect of change in accounting principle on prior years of $0.5 million, related to timing of revenue recognition on certain non-refundable up-front payments previously recognized on a technology transfer agreement.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002 and 2001, cash, cash equivalents (including restricted cash of $1.5 million in 2001) and marketable securities in the aggregate were $79.4 million and $106.8 million, respectively. A total amount of $44.8 million of the marketable securities at December 31, 2002 have maturities greater than one year. However, the Company can and may liquidate such investments prior to maturity to meet its strategic and/or investment objectives. The Company's cash and other short-term investment levels decreased ratably throughout 2002 due primarily to continued operating expenses, as well as purchases of property, plant and equipment of $2.1 million and scheduled payments on outstanding loans (described below) of $2.5 million. This decrease was partially offset by the receipt of $9.2 million in research funding and license fees and $2.6 million in income tax benefits from the State of Connecticut as described below. The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below. The Company plans to use its cash, cash equivalents and marketable securities for its research and development activities, working capital and general corporate purposes.

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

To the extent that drug candidates progress in the Company’s currently unpartnered programs, such as its program for the treatment of inflammatory disorders or earlier stage programs, such progress could lead to the opportunity to partner on terms which provide capital, revenues and cash flows to the Company or the opportunity to raise capital through equity offerings. If unpartnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all.

To the extent that drug candidates progress in the Company’s partnered programs, such as the Company’s insomnia program partnered with Pfizer or its depression and anxiety program partnered with Aventis, such progress could result in milestone payments and additional research and development funding to the Company under the respective collaboration agreements. Such progress could also provide the opportunity to raise capital through equity offerings. If partnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all.

Lack of progress, scheduling delays or failures in any of the Company’s major programs could significantly reduce the Company’s levels of revenues, cash flows and cash available to fund its business. It could also significantly increase the Company’s cost of capital and limit its ability to raise equity capital. All of the Company’s compounds in development, whether in human clinical trials or not, will require significant additional research, development and testing before they can be commercialized. Furthermore, the scope, magnitude and timing of future research and development expenses, as well as anticipated project completion dates, are a series of steps, ranging from preclinical testing to clinical studies in humans. Each step in the process is typically more expensive than the previous step, but actual timing and cost for completion depends on the specific progress of each product being tested.

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

The debt agreements entered into by the Company to date include the commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. (“CII”). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years, bearing various interest rates which approximated 3.9%-7.5% from 1999 through 2002. Of these amounts received, $21.0 million remained outstanding as of December 31, 2002. An approximate aggregate amount of $1.4 million is due and payable in each of the next five years. Thereafter, approximately $14.0 million is payable in regular installments until the scheduled maturity dates, including a balloon payment of $5.9 million on the mortgage loan upon maturity in December 2011. The loan with CII contains certain subjective acceleration clauses, which upon occurrence of certain events, may cause amounts due under the agreement to become immediately due and payable. The Company has no indication that it is in default of any such clauses and therefore has classified its debt based on the dates regular payments are due. As of December 31, 2002, Neurogen is not engaged in any significant lease or capital expenditure commitments.

In October 2002, as a part of its Operational Excellence program, Neurogen reorganized certain departments and eliminated 24 employee positions, representing approximately 10% of its total workforce. The Company recorded a charge of approximately $0.3 million in the fourth quarter of 2002 for employee termination costs, such as severance pay, continuation of benefits and personal outplacement support. Restructuring payments of a minimal amount are expected to end in the first quarter of 2003.

Neurogen anticipates that under the restructured operating program, its current cash balance, as supplemented by research funding pursuant to its collaborative research agreement with Aventis, will be sufficient to fund its current and planned operations into at least early 2005. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to: the progress of the Company's research and development programs; the timing and results of preclinical testing and clinical studies; the timing of regulatory approvals; technological advances; determinations as to the commercial potential of its proposed products; the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. Many of these factors could significantly increase the Company's expenses and use of cash. The Company anticipates that it may augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. The Company has filed an S-3 registration statement which became effective in February 2003, under which the Company may issue debt, common or preferred stock or warrants of up to $75 million in total financing within two years of the effective date. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

As of December 31, 2002, the Company had approximately $112.5 million and $7.1 million of net operating loss and research and development credit carryforwards, respectively, available for federal income tax purposes, which expire in the years 2004 through 2022. The Company also had approximately $99.0 million and $4.5 million of Connecticut state tax net operating loss and research and development credit carryforwards, respectively, which expire in the years 2003 through 2022. In September 2002, the Company applied to exchange 2001 Connecticut research and development credits for cash proceeds under Connecticut tax law provisions effective at that time (as mentioned above), resulting in the receipt of a $0.4 million payment from the State of Connecticut in November 2002. Neurogen also received a payment of $2.2 million in April 2002 for the exchange of 2000 research and development credits. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

COLLABORATIVE RESEARCH AGREEMENTS

In December 2001, Neurogen entered into a collaboration and license agreement with Aventis pursuant to which Aventis made an initial payment of $10 million and agreed, among other things, to fund a specified level of resources for three years for Neurogen's program for the discovery and research of CRF-1 receptor-based drugs for a broad range of applications, including the therapeutic treatment of depression and anxiety disorders. Aventis has the option to extend the discovery and research effort for up to an additional two years or terminate the collaboration prior to its scheduled conclusion and transfer all rights to the collaborative program to Neurogen. As of December 31, 2002, the Company has received $3.6 million of research funding from Aventis. Neurogen is also eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved subject to the collaboration. In return, Aventis received the exclusive worldwide rights to develop, manufacture and market collaboration drugs that act through the CRF-1 receptor, for all therapeutic indications for which the drugs may be used. Aventis will pay Neurogen royalties based upon net sales levels, if any, for collaboration products. Also under the agreement, Aventis is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any.

In June 1999, Neurogen and Pfizer entered into the Pfizer Technology Transfer Agreement. Under the terms of this agreement, Pfizer agreed to pay Neurogen up to a total of $27.0 million over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD™ technologies for the discovery of new drugs, along with the installation of an AIDD™ system. Additional payments were also possible upon Pfizer's successful utilization of this technology. Pfizer received a non-exclusive license to certain AIDD™ intellectual property and the right to employ this technology in its own drug discovery programs. As of December 31, 2002, Pfizer had provided $29.0 million pursuant to the Pfizer Technology Transfer Agreement, which terminated on schedule in June 2002. Total fees include a $2.0 million one-time payment in December 2002 to satisfy all obligations from Pfizer’s use of the AIDD™ technology.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in that it excludes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of (a) long-lived assets to be held and used and (b) long-lived assets to be disposed of other than by sale. Neurogen adopted the provisions of SFAS No. 144 as of January 1, 2002. The implementation of this standard did not have any impact on the Company’s results of operations and financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. However, as encouraged in the statement, the Company has early adopted SFAS No. 146 and has applied its respective provisions to the exit activity undertaken in 2002 (described in Note 12 to the consolidated financial statements).

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 to address alternative methods of transition for a voluntary change from the intrinsic to the fair value method of accounting for stock-based employee compensation. The statement also amends certain disclosure provisions in SFAS No. 123. Neurogen continues to utilize the intrinsic value method to account for stock-based employee compensation. However, the disclosure provisions of SFAS No. 148 have been implemented in the 2002 consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Company has indemnification agreements with three employees as of December 31,2002 for contingent payments which may be required under provisions that exist in such employees' employment agreements with prior employers. The maximum amount of this potential obligation is approximately $3.0 million, however the Company believes the likelihood of payment of any amounts under such indemnifications is remote.

In January 2003, the Financial Accounting Standards Board issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses, for arrangements with multiple deliverables, how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and therefore does not have any impact on the 2002 consolidated financial statements. The consensus in this EITF pronouncement may affect how the Company recognizes revenue under future collaboration and technology transfer arrangements since these often include multiple elements such as non-refundable upfront fees, ongoing payments for specified levels of staffing for research and milestone payments.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Report of Independent Accountants

NEUROGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31	December 31
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$12,248	$51,062
Restricted cash	-	1,500
Marketable securities	67,164	54,237
Receivables from corporate partners	1,333	1,554
Other current assets	1,615	3,027

Total current assets	82,360	111,380

Property, plant and equipment :
Land, building and improvements	31,280	30,489
Equipment and furniture	17,328	16,162
Construction in progress	109	462

	48,717	47,113
Less accumulated depreciation and amortization	15,933	13,062

Net property, plant and equipment	32,784	34,051

Other assets	635	525

Total assets	$115,779	$145,956

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,547	$3,595
Unearned revenue from corporate partners, current portion	2,000	6,699
Current portion of loans payable	1,380	1,365

Total current liabilities	6,927	11,659

Unearned revenue from corporate partners, net of current portion	5,905	7,885
Loans payable, net of current portion	19,650	21,029

Total liabilities	32,482	40,573

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $.025 per share
Authorized 30,000 shares; issued and outstanding
17,919 and 17,733 shares at December 31, 2002
and 2001, respectively	448	443
Additional paid-in capital	176,615	174,709
Accumulated deficit	(91,377)	(67,685)
Deferred compensation	(3,257)	(2,750)
Accumulated other comprehensive income	868	666

Total stockholders' equity	83,297	105,383

Total liabilities and stockholders' equity	$115,779	$145,956

See accompanying notes to consolidated financial statements

Neurogen Corporation
Consolidated Statements of Operations

	For the Years Ended December 31
	2002	2001	2000
	(In thousands, except per share data)

Operating revenues:
License fees	$11,449	$8,458	$11,208
Research and development	4,276	3,056	9,205

Total operating revenues	15,725	11,514	20,413

Operating expenses:
Research and development:
Stock compensation	51	901	4,637
Other research and development	34,093	34,494	28,048

Total research and development	34,144	35,395	32,685

General and administrative:
Stock compensation	564	601	2,456
Other general and administrative	6,674	6,581	5,717

Total general and administrative	7,238	7,182	8,173

Total operating expenses	41,382	42,577	40,858

Operating loss	(25,657)	(31,063)	(20,445)

Other income (expense):
Investment income	2,767	4,604	5,474
Interest expense	(1,090)	(114)	-

Total other income, net	1,677	4,490	5,474

Net loss before income taxes	(23,980)	(26,573)	(14,971)

Income tax benefit	288	1,211	-

Net loss before cumulative effect of change
in accounting principle	(23,692)	(25,362)	(14,971)

Cumulative effect on prior years of the
application of SAB No. 101, "Revenue Recognition
in Financial Statements"	-	-	(500)

Net loss	$(23,692)	$(25,362)	$(15,471)

Basic and diluted loss per share:
Before cumulative effect of change in
accounting principle	$(1.35)	$(1.45)	$(0.91)
Change in accounting principle	-	-	(0.03)

Basic and diluted loss per share	$(1.35)	$(1.45)	$(0.94)

Shares used in calculation of loss per share:
Basic and diluted	17,614	17,441	16,490

See accompanying notes to financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

			Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount					Total

Balance at December 31, 1999	14,800	$370	$114,519	$(26,852)	$(3,076)	$(251)	$84,710
Stock issued in private placements, net of
offering expenses	1,638	41	38,657	-	-	-	38,698
Deferred compensation	-	-	5,523	-	1,370	-	6,893
Issuance of stock options	-	-	200	-	-	-	200
Exercise of stock options	899	22	10,010	-	-	-	10,032
Stock issued in 401(K) match	13	-	436	-	-	-	436
Exercise of warrants	36	1	95	-	-	-	96
Comprehensive income:
Net loss	-	-	-	(15,471)		-	(15,471)
Unrealized gain on marketable securities	-	-	-	-	-	526	526
Total comprehensive income							(14,945)

Balance at December 31, 2000	17,386	434	169,440	(42,323)	(1,706)	275	126,120
Issuance of restricted stock	150	4	2,905	-	(2,909)	-	-
Deferred compensation	-	-	(1,392)	-	1,865	-	473
Modification to and issuance of stock options	-	-	1,029	-	-	-	1,029
Exercise of stock options	171	4	1,439	-	-	-	1,443
Income tax benefits from stock option exercises	-	-	765	-	-	-	765
Stock issued in 401(K) match	26	1	523	-	-	-	524
Comprehensive income:
Net loss	-	-	-	(25,362)		-	(25,362)
Unrealized gain on marketable securities	-	-	-	-	-	391	391
Total comprehensive income							(24,971)

Balance at December 31, 2001	17,733	443	174,709	(67,685)	(2,750)	666	105,383
Issuance of restricted stock	145	4	1,408	-	(1,412)	-	-
Deferred compensation	-	-	(432)	-	1,048	-	616
Issuance of stock options	-	-	143	-	(143)	-	-
Exercise of stock options	-	-	1	-	-	-	1
Income tax benefits from stock option exercises	-	-	350	-	-	-	350
Stock issued in 401(K) match	41	1	436	-	-	-	437
Comprehensive income:
Net loss	-	-	-	(23,692)	-	-	(23,692)
Unrealized gain on marketable securities	-	-	-	-	-	202	202
Total comprehensive income							(23,490)

Balance at December 31, 2002	17,919	$448	$176,615	$(91,377)	$(3,257)	$868	$83,297

See accompanying notes to financial statements

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(23,692)	$(25,362)	$(15,471)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depreciation expense	3,182	2,735	2,762
Stock compensation expense	615	1,502	7,093
Other non-cash expense	1,777	898	517
Loss on disposal of assets	55	21	141
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(178)	(1,418)	2,309
(Decrease) increase in unearned revenue from corporate partners	(6,679)	5,042	6,782
Decrease (increase) in receivables from corporate partners	220	(36)	(1,231)
Decrease (increase) in other assets, net	1,150	(1,999)	(664)
Income tax benefits from exercise of stock options	350	765	-

Net cash (used in) provided by operating activities	(23,200)	(17,852)	2,238

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,072)	(6,257)	(7,899)
Purchases of marketable securities	(84,385)	(74,623)	(56,230)
Maturities and sales of marketable securities	70,603	81,253	29,580
Proceeds from sales of assets	103	30	31
Net cash (used in) provided by investing activities	(15,751)	403	(34,518)

Cash flows from financing activities:
Proceeds from issuance of debt	-	20,588	-
Principal payments under loans payable	(1,365)	(106)	-
Change in restricted cash	1,500	(1,500)	-
Exercise of warrants and employee stock options	2	1,443	10,080
Proceeds from private placement of common stock	-	-	38,698
Net cash provided by financing activities	137	20,425	48,778

Net (decrease) increase in cash and cash equivalents	(38,814)	2,976	16,498
Cash and cash equivalents at beginning of year	51,062	48,086	31,588
Cash and cash equivalents at end of year	$12,248	$51,062	$48,086

See accompanying notes to financial statements

NEUROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS--Neurogen Corporation ("Neurogen" or the "Company") is a company engaged in the discovery and development of new drugs for a broad range of pharmaceutical uses. Neurogen is focused on discovering new small molecule drugs (e.g. drugs which can be taken orally as a pill) where existing therapies achieve limited therapeutic effects or produce unsatisfactory side effects. The Company has not derived any revenue from product sales to date.

USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates in the valuation of marketable securities and investments, revenue recognition, collaboration costs, income taxes, accruals and stock compensation. Actual amounts could differ from those estimates.

CASH EQUIVALENTS AND MARKETABLE SECURITIES--The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. The carrying values of cash equivalents at December 31, 2002 and 2001 were approximately $11,940,000 and $50,774,000, respectively.

The Company considers its investment portfolio to be available-for-sale securities as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Marketable securities at December 31, 2002 and 2001 consist of debt securities with maturities of three months to six years. Available-for-sale securities are carried at fair value with the unrealized gains/losses reported as other comprehensive income. Realized gains and losses have been determined by the specific identification method and are included in investment income. The Company recognized gross realized gains of $392,000, $103,000, and $84,000 in 2002, 2001, and 2000, respectively. Gross realized losses were $65,000, $6,000, and $69,000 in 2002, 2001, and 2000, respectively.

PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Land, building and improvements:
Building and building improvements	40 years
Land improvements	15 years
Building renovations	7 years

Equipment and furniture	3 to 7 years

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

Since the adoption of SAB No. 101, “Revenue Recognition in Financial Statements”, the upfront fees are recognized as revenue ratably over the period of performance under the research agreement. The research funding is recognized as revenue as the related research effort is performed. Each of the Company’s collaborative research agreements specifies a level of funding for each annual full-time equivalent (“FTE”) scientist working on a given project. An FTE is the equivalent of one person working a certain number of research hours per year. The Company recognizes its research revenue under such collaborative research agreements based on the number of FTEs that worked on the project, subject to a maximum number of FTEs, multiplied by the level of funding per FTE defined in the agreement.

Revenue derived from the achievement of milestones is recognized when the milestone event occurs. Each such event represents the achievement of a specific, substantive goal measuring a substantive stage of development towards a long-term goal, such as the filing of a New Drug Application with the Food and Drug Administration.

Neurogen has entered into one technology transfer agreement, spanning a three year period, which is accounted for as a multiple element arrangement where the contract fee is allocated to the different elements based on evidence of fair value. The Company identified three specific elements within the contract, each of which has a separate earnings process. These elements are: (1) the construction, delivery, installation and maintenance of a specified number of AIDD™ (Accelerated Intelligent Drug Discovery) systems (some specifically contracted for and some to be delivered, at the option of the recipient, at no additional cost); (2) AIDD™ technology development and improvement services to be incurred in the second and third years of the contract and (3) the delivery of specified AIDD™ improvements during the third year of the agreement.

Each element is considered to be separate as: (1) the AIDD™ systems could be sold by Neurogen unaccompanied by any of the other elements; (2) similar development and improvement services have been provided by the Company in the past to several other collaborative partners and (3) the separately stated fee for the delivery of the specified improvements is payable upon an acceptance scheduled at the termination of the agreement. None of the above elements requires delivery of subsequent elements in order to be functional.

Based upon contract provisions, each AIDD™ system must be accepted by the recipient, and after delivery, Neurogen has an obligation to provide specified maintenance on the system for eight months. Therefore, the fee associated with each system is recognized as revenue ratably over the period beginning at the date of acceptance through the end of the maintenance period. If the customer elects to not have any of the optional systems delivered, the fee allocated to such undelivered systems will be recognized upon contract termination. The contract fee associated with the AIDD™ technology development and improvement services is recognized as revenue on a percentage-of-completion basis over the term of service. The contract fee for the delivery of specified AIDD™ improvements will be recognized upon acceptance by the recipient.

Revenue resulting from up-front, non-refundable fees under collaborative research agreements and all fees under the technology transfer agreement are recorded as License Fees revenues for purposes of the financial statements. Research funding for the Company's staffing on projects and milestone payments under collaborative agreements are recorded as Research and Development revenues. Deferred revenue arises from the payments received for research and development to be conducted in future periods or for licenses of Neurogen's rights or technology where Neurogen has continuing involvement.

In December 1999, the staff of the Securities and Exchange Commission issued SAB No. 101. This SAB, as amended by SAB No. 101A and 101B, provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. SAB No. 101 permits application of its guidance to be treated as a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company adopted the guidance of SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000 and reflected a cumulative effect of the change in accounting principle on prior years of $500,000, related to timing of revenue recognition on certain non-refundable up-front payments previously recognized on a technology transfer agreement.

RESEARCH AND DEVELOPMENT--All research and development costs, which primarily include scientific salaries and benefits, laboratory supplies, external research studies, compound formulation and manufacturing and overhead facilities expenses, are expensed as incurred.

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the parent company and a wholly-owned subsidiary, Neurogen Properties LLC, after elimination of intercompany transactions.

SEGMENT INFORMATION--SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires that an enterprise report financial and descriptive information about each of its reportable operating segments. The Company operates in one segment: drug discovery and pharmaceutical development.

STOCK-BASED COMPENSATION--The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company has also issued restricted stock to key executives which vest over specified service periods. The Company accounts for grants of stock options and restricted stock in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the options when the option grants have an exercise price equal to the fair market value at date of grant. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 to address alternative methods of transition for a voluntary change from the intrinsic to the fair value method of accounting for stock-based employee compensation. The statement also amends certain disclosure provisions in SFAS No. 123. Neurogen continues to utilize the intrinsic value method to account for stock-based employee compensation. However, the disclosure provisions of SFAS No. 148 have been implemented in the 2002 financial statements.

The Company occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and accordingly recognizes compensation expense equal to the fair value of such awards.

As of December 31, 2002 compensation expense has not been recognized for the stock option plans, except as noted above. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	2002	2001	2000

Net loss as reported	$(23,692)	$(25,362)	$(15,471)
Net loss pro forma	(34,518)	(36,595)	(21,730)
Additional stock compensation based on fair value	(10,826)	(11,233)	(6,259)
Basic and diluted loss per share as reported	(1.35)	(1.45)	(.94)
Basic and diluted loss per share-pro forma	(1.96)	(2.10)	(1.32)

As additional options are expected to be granted in future years and as the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

INCOME TAXES--The liability method of SFAS No. 109, “Accounting for Income Taxes”, is used to account for income taxes. Deferred tax assets and liabilities are determined based on net operating loss carryforwards and differences between financial reporting and income tax bases of assets and liabilities. Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

EARNINGS (LOSS) PER SHARE (“EPS”)--Basic EPS is calculated in accordance with SFAS No. 128, “Earnings per Share”, by dividing income or loss attributable to common stockholders by the weighted average common shares outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying value of long-term debt approximates its fair value based upon currently available debt instruments having similar interest rates and maturities. The carrying amounts of the Company's other financial instruments approximate their fair value.

RECENT PRONOUNCEMENTS--In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in that it excludes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of (a) long-lived assets to be held and used and (b) long-lived assets to be disposed of other than by sale. Neurogen adopted the provisions of SFAS No. 144 as of January 1, 2002. The implementation of this standard did not have any impact on the Company’s results of operations and financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. However, as encouraged in the statement, the Company has early adopted SFAS No. 146 and has applied its respective provisions to the exit activity undertaken in 2002 (described in Note 12).

In November 2002, the Financial Accounting Standards Board issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Company has indemnification agreements with three employees as of December 31,2002 for contingent payments which may be required under provisions that exist in such employees' employment agreements with prior employers. The maximum amount of this potential obligation is approximately $3.0 million, however the Company believes the likelihood of payment of any amounts under such indemnifications is remote.

In January 2003, the Financial Accounting Standards Board issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses, for arrangements with multiple deliverables, how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and therefore does not have any impact on the 2002 consolidated financial statements. The consensus in this EITF pronouncement may affect how the Company recognizes revenue under future collaboration and technology transfer arrangements since these often include multiple elements such as non-refundable upfront fees, ongoing payments for specified levels of staffing for research and milestone payments.

2. CORPORATE PARTNER AGREEMENTS

AVENTIS

In December 2001, Neurogen entered into a collaboration and license agreement with Aventis (the "Aventis Agreement") pursuant to which Aventis made an initial payment of $10 million and agreed, among other things, to fund a specified level of resources for three years for Neurogen's program for the discovery and research of CRF-1 receptor-based drugs for a broad range of applications, including the therapeutic treatment of depression and anxiety disorders. Aventis has the option to extend the discovery and research effort for up to an additional two years or to terminate the collaboration prior to its scheduled conclusion and transfer all rights to the collaborative program to Neurogen. As a result of the option to extend, the Company is recognizing the initial payment ratably over five years and is recognizing the funding for research by its scientists as such work is performed. Revenue pertaining to such research amounted to $4,276,000 and $176,000 during 2002 and 2001, respectively.

Neurogen is also eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved subject to the collaboration. In return, Aventis received the exclusive worldwide rights to develop, manufacture and market collaboration drugs that act through the CRF-1 receptor, for all therapeutic indications for which the drugs may be used. Aventis will pay Neurogen royalties based upon net sales levels, if any, for collaboration products. Also under the agreement, Aventis is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. For the years ended December 31, 2002 and 2001, the Company recognized $6,276,000 and $291,000 in revenue, respectively, under the Aventis Agreement.

PFIZER

In June of 1999, Neurogen and Pfizer entered into the Pfizer Technology Transfer Agreement. Under the terms of this agreement, Pfizer agreed to pay Neurogen up to a total of $27,000,000 over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD™ technologies for the discovery of new drugs, along with the installation of an AIDD™ system. Additional payments were also possible upon Pfizer's successful utilization of this technology. Pfizer received a non-exclusive license to certain AIDD™ intellectual property, and the right to employ this technology in its own drug development programs. As of December 31, 2002, the company had received $29,000,000 in license fees pursuant to the Pfizer Technology Transfer Agreement, which terminated per schedule in June 2002, of which $9,449,000, $8,343,000 and $11,208,000 has been recognized as revenue in 2002, 2001 and 2000, respectively. The fees recognized in 2002 include a $2,000,000 one-time payment to satisfy all obligations from Pfizer’s use of the AIDD™ technology.

COLLABORATION COSTS

While the Company does not currently maintain a historical cost accounting system to accurately track costs on an individual project basis, it does maintain a system to record the level of staffing time spent on its research and development projects. Based primarily on the amount of staffing time spent on collaboration projects obtained from this system, the Company estimates the approximate aggregate amounts of research and development costs incurred in connection with all of the Company’s research collaborations were $4,460,000, $4,200,000 and $9,250,000 in 2002, 2001 and 2000, respectively. These collaborations generated $4,276,000, $3,056,000 and $9,205,000 of research and development revenues in the aggregate in 2002, 2001 and 2000, respectively.

3. MARKETABLE SECURITIES

The following tables summarize the Company's marketable securities (in thousands):

December 31, 2002

	Amortized Cost	Gross Unrealized Cost	Gross Unrealized Loss	Fair Value

U.S. Government notes	$26,812	$390	$ -	$27,202
Corporate notes and bonds	39,491	475	(4)	39,962

Total	$66,303	$865	$(4)	$67,164

December 31, 2001

	Amortized Cost	Gross Unrealized Cost	Gross Unrealized Loss	Fair Value

U.S. Government notes	$22,322	$466	$(9)	$22,779
Corporate notes and bonds	31,249	218	(9)	31,458

Total	$53,571	$684	$(18)	$54,237

The following table summarizes investment maturities at December 31, 2002 (in thousands):

	Amortized Cost	Fair Value

Less than one year	$22,276	$22,379
Due in 1 to 4 years	44,027	44,785

	$66,303	$67,164

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31 are summarized as follows (in thousands):

	2002	2001

Less than one year	$2,080	$2,211
Due in 1 to 4 years	$1,467	$1,384

	$3,547	$3,595

5. LOANS PAYABLE

On December 21, 2001, Neurogen entered into a commercial term mortgage loan agreement collateralized by the Company's facilities at 15 and 35 Northeast Industrial Road, Branford, CT, whereby the lender provided gross proceeds of $17,500,000. The Company expects to use these proceeds for general corporate purposes. The loan is repayable in monthly principal installments of approximately $97,000 over 10 years plus interest at a floating rate tied to the one month LIBOR rate. The effective interest rate at December 31, 2002 was 3.9%. A final balloon payment of $5,931,000 is due and payable on the maturity date of December 21, 2011.

Neurogen was required to maintain $1,000,000 of the mortgage proceeds in a cash collateral account as collateral for the loan until the outstanding principal balance reached $16,500,000. Another $500,000 of the proceeds was held in another cash collateral account until Neurogen completed specified, committed site work at the secured property. These two conditions were met in 2002, enabling the $1,500,000 in total proceeds to no longer be classified as restricted cash in current assets.

In October of 1999, Neurogen entered into a financing arrangement with Connecticut Innovations, Inc. (CII) collateralized by the property at 45 Northeast Industrial Road, whereby CII agreed to loan up to $5,000,000 to Neurogen for the purchase and development of a new building to create additional laboratory space. CII advanced Neurogen $1,912,280 for the purchase of the building in October 1999. The remainder of the loan was advanced when renovation was substantially completed in July 2001. The loan is repayable in monthly installments of approximately $46,500 over 15 years, bearing interest at an annual rate of 7.5%. Total interest payments capitalized during the building construction approximated $111,000 in 2001 and $155,000 in 2000. The loan with CII contains certain subjective acceleration clauses, which upon occurrence of certain events, may cause amounts due under the agreement to become immediately due and payable. The Company has no indication that it is in default of any such clauses and therefore has classified its debt based on the dates regular payments are due.

Scheduled maturities of total loans payable at December 31, 2002 are:

(In thousands)

2003	$ 1,380
2004	1,396
2005	1,414
2006	1,433
2007	1,454
Thereafter	13,953

$21,030

In 1995, the Company entered into a ten year operating lease agreement to lease 24,000 square feet of space at 15 Northeast Industrial Road. The Company had an option to purchase the building after the fifth year of the lease which it exercised on January 11, 2001 for $2,437,500, thereby terminating the lease. Unamortized leasehold improvement costs were capitalized into the cost basis of the building at time of purchase. Prior to the purchase, rent expense approximated $4,000 and $140,000 in 2001 and 2000, respectively.

6. COMMON STOCK

On June 30, 2000, the Company entered into a private placement agreement with certain institutional investors, pursuant to which the Company issued 1,638,000 shares of its common stock for net proceeds of $38,698,000. Such shares were registered in a Form S-3 Registration Statement in July 2000.

7. STOCK OPTIONS AND RESTRICTED STOCK

The Company has various stock incentive plans, under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are primarily granted at fair market value at the date of grant, vest over one to five years and expire up to ten years after grant. Under all plans, there were 6,375,352 shares of common stock reserved for future issuance (of which 5,304,913 are for options outstanding and 1,070,439 are for options available for future grant) as of December 31, 2002.

Options

The following table presents the combined activity of its stock option plans for the years ended December 31, as follows:

	2002		2001		2000

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at January 1	4,599,818	$19.13	3,702,588	$19.49	3,940,844	$14.91
Granted	916,250	6.09	1,199,290	16.85	755,540	33.22
Exercised	(300)	6.50	(181,376)	8.02	(901,377)	11.18
Canceled	(210,855)	21.10	(120,684)	24.52	(92,419)	17.09

Outstanding as of December 31	5,304,913	$16.80	4,599,818	$19.13	3,702,588	$19.50

Options exercisable at December 31	3,141,595	$18.45	2,538,702	$17.90	2,086,033	$15.98

With respect to certain remaining options of 31,250 shares granted on December 31, 1997, if the recipient remains employed with the Company for a period of seven years from the date of grant, the exercise price for any of such options which have not been exercised at the end of the ten year term of such option, shall become zero and the options will be exercised and the shares will be conveyed to the respective optionees. The exercise price for any of such options exercised prior to the end of such ten-year term shall be $13.50 per share, the market price of the common stock on the date of grant. These options are subject to variable plan accounting and the deferred compensation is being amortized over the seven year service period required for these options to vest. The unamortized balance related to this grant at December 31, 2002 was $32,000, which has been adjusted since 1997 for certain officers that terminated their employment. The Company recognized stock compensation (benefit) expense of $(232,000), $57,000, and $356,000 for 2002, 2001, and 2000, respectively, relating to these options. The benefit in 2002 was due to a reversal of expense driven by a decline in the Company’s stock price which reduced the value of these awards.

The Company recorded $0, $23,000 and $34,000 as compensation expense for grants made prior to shareholder approval of the respective option plan and $45,000, $52,000 and $200,000 as expense for option grants made to consultants in 2002, 2001 and 2000, respectively. The expense recorded in 2002 related to a grant in January 2002 to a director of the Company of 15,000 options to purchase common stock at the exercise price of $14.30 for consulting services to be performed. In addition, $977,000 was recorded as expense in 2001 for modifications to stock options made upon termination of employment of two former officers. The modifications included acceleration of vesting for one officer and extension of option expiration after termination of employment for the other officer.

The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2002:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Less than $9.99	1,223,626	5.9	$ 4.11	451,200	$ 6.68
$10.00-$19.99	2,776,475	5.9	16.62	1,738,226	16.42
$20.00-$29.99	733,432	3.9	24.48	662,032	24.64
$30.00-$39.99	571,380	5.7	34.97	290,137	34.81

	5,304,913			3,141,595

The estimated fair value at the date of grant for options granted in 2002, 2001 and 2000 was $4.14, $12.81 and $21.87, respectively, using the Black-Scholes model with the following weighted average assumptions:

	2002	2001	2000

Expected life	5	5	5
Interest rate	3.0%	4.4%	5.2%
Volatility	84%	80%	77%
Expected dividend yield	0%	0%	0%

Restricted Stock

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

In September 2001, 150,000 shares of restricted stock were granted to certain officers. Of the total shares granted, 10,000 shares vested immediately, 70,000 shares vest in four years and 70,000 shares vest in five years. In 2002, 145,000 shares of restricted stock were granted to certain officers of which 72,500 shares vest in four years and 72,500 shares vest in five years. In connection with the grants of restricted stock in 2001 and 2002, the Company recorded deferred compensation totaling $4,320,150. The portion of the compensation associated with the shares that vested immediately was recognized as expense while the remaining deferred compensation is being amortized ratably over the five year service period. A total of $802,000 and $392,000 was recorded as compensation expense in 2002 and 2001, respectively.

8. INCOME TAXES

The difference between the Company's "expected" tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before provision for income taxes, and actual tax is reconciled below (in thousands):

	2002	2001	2000

Expected tax benefit at 34%	$(8,153)	$(9,035)	$(5,260)
State tax benefit net of federal benefit	(1,791)	(3,013)	(766)
R & D credit	(1,010)	(2,408)	(1,613)
Other	5	130	15
Change in valuation allowance	10,661	13,115	7,624

Tax benefit	$ (288)	$(1,211)	$ -

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below (in thousands):

	2002	2001

DEFERRED TAX ASSETS:
Federal tax operating loss carryforwards	$38,250	$28,418
State tax operating loss carryforwards	4,899	3,629
Research & development credit carryforwards	10,051	8,419
Alternative minimum tax credit carryforwards	362	362
Deferred revenue	3,071	5,388
Deferred compensation	940	700
Other	311	402

Gross deferred asset	57,884	47,318
Valuation allowance	(56,996)	(46,335)

Net deferred asset	888	983
DEFERRED TAX LIABILITY:
Depreciation	(888)	(983)

Net asset/liability	$ -	$ -

The valuation allowance increased by $10,661,000 during 2002, which is attributable to the current year tax provision and is due primarily to the increase in net operating loss and research and development tax credit carryforwards. The Company has provided a valuation allowance for the full amount of the net deferred tax asset, since management has not determined that these future benefits will more likely than not be realized as of December 31, 2002.

Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2002 and 2001 would be allocated as follows (in thousands):

	2002	2001

Income tax provision	$46,016	$35,005
Additional paid-in-capital	10,980	11,330

	$56,996	$46,335

As of December 31, 2002, the Company had approximately $112,500,000 and $7,091,000 of net operating loss and research and development credit carryforwards, respectively, available for federal income tax purposes, which expire in the years 2004 through 2022. The Company also had approximately $98,975,000 and $4,485,000 of Connecticut state tax net operating loss and research and development credit carryforwards, respectively, which expire in the years 2003 through 2022. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

For the years ended December 31, 2002 and 2001, the Company recorded Connecticut income tax benefits of $638,000 and $1,976,000, respectively, as the result of Connecticut tax law provisions which allowed certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryfoward of these credits into future tax years. The Company filed claims to exchange their 2001 and 2000 research and development credits for cash and as a result recorded benefits of $288,000 and $1,211,000 in the Statement of Operations for 2002 and 2001, respectively. Benefits of $350,000 and $765,000 were also recorded to additional paid-in capital in 2002 and 2001, respectively, for research and development qualifying expenditures resulting from stock option exercises.

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

10. BENEFIT PLANS

The Company maintains a 401(k) plan under which all of the Company's employees are eligible to participate. Each year the Company may, but is not required to, make a discretionary matching contribution to the plan. The Company currently matches 100% of employee contributions of up to 6% of an employee's salary. For the fiscal years 2002, 2001 and 2000, one third of the match was made in cash and two thirds of the match was made in Company stock. Contributions to the 401(k) plan totaled approximately $812,000, $772,000 and $600,000 in 2002, 2001 and 2000, respectively.

The Company has made loans to certain officers and employees subject to various compensation agreements. Certain loans will be forgiven and recognized as compensation expense ratably over defined service periods for each employee ranging from three to seven years. The amount of loans outstanding at December 31, 2002 and 2001 was $593,000 and $481,000 of which $174,000 and $110,000 was short-term, respectively.

11. RELATED PARTIES

As of December 31, 2002, Pfizer held 2,846,000 shares of common stock in the Company, which represented 16% of total outstanding shares. Pfizer has been a partner with Neurogen in several collaborative research agreements since 1992 and one technology transfer agreement since 1999.

12. REDUCTION IN FORCE

In October 2002, the Company announced a reduction in force as part of its Operational Excellence program to further enhance the efficiency of its drug discovery platform, reduce costs and to more closely align the Company’s investment of resources with long-term business goals. As part of this plan, Neurogen reorganized certain departments and eliminated 24 employee positions inclusive of both administrative and research functions, representing approximately 10% of its total workforce. The reduction in force was communicated to respective employees and severance agreements were executed in October 2002. Severance payments are expected to be completed by March 2003. The total amount of costs incurred was $350,000, which includes $303,000 in one-time termination benefits and $47,000 in associated costs, which is included in Total Operating Expenses ($252,000 in Other Research and Development and $98,000 in Other General and Administrative expenses) in the 2002 Statement of Operations.

The following table summarizes the activity recorded in the employee termination cost accrual during 2002 (in thousands):

	Year Ended December 31, 2002

	One-Time Benefits	Associated Costs	Total

Accrual balance, beginning of year	$ -	$ -	$ -
Estimated termination costs	303	47	350
Cash payments on costs	(280)	(47)	(327)

Accrual balance, end of year	$ 23	$ -	$ 23

13. SUPPLEMENTAL CASH FLOW INFORMATION

The Company made interest payments of approximately $1,095,000 in 2002, $204,000 in 2001 and $155,000 in 2000. The Company made no income tax payments in 2002, 2001 and 2000. In 2002, Neurogen received payments from the State of Connecticut of $2,248,000 and $366,000 for the exchange of 2000 and 2001 research and development credits, respectively (see Note 8).

14. QUARTERLY FINANCIAL DATA(UNAUDITED)
(in thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002

Total revenue	$2,638	$8,270	$1,509	$3,308
Total expenses	11,565	11,685	10,003	8,129
Other income, net	456	537	335	349
Income tax benefit	(73)	-	361	-
Net loss	(8,544)	(2,878)	(7,798)	(4,472)
Basic and diluted earnings per share	(0.49)	(0.16)	(0.44)	(0.25)

2001

Total revenue	$1,970	$3,215	$3,106	$3,223
Total expenses	11,403	10,146	10,754	10,274
Other income, net	1,509	1,242	1,040	699
Income tax benefit	-	-	1,211	-
Net loss	(7,924)	(5,689)	(5,397)	(6,352)
Basic and diluted earnings per share	(0.46)	(0.33)	(0.31)	(0.36)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Neurogen Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Neurogen Corporation and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue recognition in 2000.

PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
February 14, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information relating to directors and executive officers of the Company, reference is made to the discussion under the captions "Election of Directors", "Executive Officers" and "Section 16 Beneficial Reporting Compliance" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 2003, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For information relating to executive compensation, reference is made to the discussion under the captions "Director Compensation", "Compensation Committee Interlocks and Insider Participation", "Officer Compensation", "Terms and Conditions of Certain Employment and Severance Agreements", "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 2003, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information relating to the security ownership of certain beneficial owners and management, reference is made to the discussion under the caption" Principal Stockholders" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 2003, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information relating to certain relationships and related transactions, reference is made to the discussion under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 2003, which information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

The Company filed a current report on Form 8-K on October 9, 2002 to announce a reorganization of certain departments and an elimination of 24 staff positions, which represented approximately 10% of its total workforce. The move was part of Neurogen’s ongoing Operational Excellence program.

The Company filed a current report on Form 8-K on November 12, 2002 to announce clinical results from two of its drug development programs. From its Alzheimer’s disease program, the lead candidate NGD 97-1 did not show a therapeutic effect in the Phase II study conducted by the Company’s collaborative partner, Pfizer Inc. From its inflammatory disease program, the Company’s proprietary C5a drug NGD 2000-1 was safe and well tolerated in single and multiple-ascending dose Phase I studies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROGEN CORPORATION

/S/ STEPHEN R. DAVIS
By:______________________________
Stephen R. Davis
Executive Vice President and
Chief Business Officer

Date: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

*
	Chairman of the Board and Director	March 28, 2003
Frank C. Carlucci

/S/ WILLIAM H. KOSTER
William H. Koster	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/S/ STEPHEN R. DAVIS
	Executive Vice President, Chief Business Officer and Director (Principal Financial and Accounting Officer)	March 28, 2003
Stephen R. Davis

*
	Director	March 28, 2003
John Simon

	Director	March 28, 2003
Robert N. Butler, M.D.

*
	Director	March 28, 2003
Suzanne H. Woolsey

*
	Director	March 28, 2003
Barry M. Bloom

*
	Director	March 28, 2003
Mark Novitch

*
	Director	March 28, 2003
Julian C. Baker

*
	Director	March 28, 2003
Felix J. Baker

*
	Director	March 28, 2003
Craig Saxton

/S/ WILLIAM H. KOSTER and STEPHEN R. DAVIS
*By:_________________________________________________________
William H. Koster and Stephen R. Davis, Attorneys-in-Fact

CERTIFICATIONS

I, William H. Koster, certify that:

  I have reviewed this annual report on Form 10-K of Neurogen Corporation;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ William H. Koster
--------------------------
William H. Koster
President and
Chief Executive Officer
Date: March 28, 2003

I, Stephen R. Davis, certify that:

  I have reviewed this annual report on Form 10-K of Neurogen Corporation;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Stephen R. Davis
--------------------------
Stephen R. Davis
Executive Vice President and
Chief Business Officer
Date: March 28, 2003

EXHIBIT NUMBER	DESCRIPTION

3.1 -	Restated Certificate of Incorporation, filed June 17, 1994 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-81268 on form S-8).
3.2 -	By-Laws, as amended (incorporated by reference to Exhibit 3.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.1 -	Neurogen Corporation Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended December 31, 1991).
10.2 -	Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended December 31, 1992).
10.3 -	Neurogen Corporation 1993 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.4 -	Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.5 -	Neurogen Corporation 1993 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.6 -	Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.7 -	Employment Contract between the Company and Harry H. Penner, Jr., dated as of October 12, 1993 (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.8 -	Employment Contract between the Company and John F. Tallman, dated as of December 1, 1993 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarterly period ended September 30, 1994).
10.9 -	Form of Proprietary Information and Inventions Agreement(incorporated by reference to Exhibit 10.31 to Registration Statement No. 33-29709 on Form S-1).
10.10 -	Collaborative Research Agreement and License and Royalty Agreement between the Company and Pfizer Inc, dated as of January 1, 1992 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K for the fiscal year ended December 31, 1991).
10.11 -	Letter Agreement between the Company and Barry M. Bloom, dated January 12, 1994 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.12 -	Letter Agreement between the Company and Robert H. Roth, dated April 14, 1994 (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended December 31, 1994).
10.13 -	Collaborative Research Agreement and License and Royalty Agreement between the Company and Pfizer Inc, dated as of July 1, 1994 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference of Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1994).
10.14 -	Stock Purchase Agreement between the Company and Pfizer dated as of July 1, 1994 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1994).
10.15 -	Collaboration and License Agreement and Screening Agreement between the Company and Schering-Plough Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 28, 1995).
10.16 -	Lease Agreement between the Company and Commercial Building Associates dated as of August 30, 1995 (incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarterly period ended September 30, 1995).
10.17 -	Collaborative Research Agreement between the Company and Pfizer dated as of November 1, 1995 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated November 1, 1995).
10.18 -	Development and Commercialization Agreement between the Company and Pfizer dated as of November 1, 1995 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated November 1, 1995).
10.19 -	Stock Purchase Agreement between the Company and Pfizer dated as of November 1, 1995 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated November 1, 1995).
10.20 -	Stock Purchase Agreement dated as of November 25, 1996 between American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division, and Neurogen Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 31, 1997).
10.21 -	Technology agreement between the Company and Pfizer Inc, dated as of June 15, 1999 (CONFIDENTIAL TREATMENT REQUEST) (Incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarterly period ended June 30, 1999).
10.22 -	Employment Contract between the Company and Alan J. Hutchison, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1999).
10.23 -	Employment Contract between the Company and Stephen R. Davis, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1999).
10.24 -	Employment Contract between the Company and Kenneth R. Shaw, dated as of December 1, 1999 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended December 31, 1999).
10.25 -	Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).
10.26 -	Form of the Non-Qualified Stock Option Agreement currently used in connection with the grant of options under the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended June 30,2000).
10.27 -	Registration Rights Agreement dated as of June 26, 2000 between the Company and the Purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).
10.28 -	Severance Agreement between the Company and John F. Tallman, dated as of January 15, 2001 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-Q for the quarterly period ended March 31, 2001).
10.29 -	Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended and restated effective September 4, 2001 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.30 -	Form of Incentive Stock Option Agreement currently used in connection with the grant of options under the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.31 -	Form of the Non-Qualified Stock Option Agreement currently used in connection with the grant of options under the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.32 -	Form of Neurogen Special Committee Stock Option Plan (incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.33 -	Employment Agreement between the Company and William H. Koster, dated as of September 4, 2001 (incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.34 -	Severance Agreement between the Company and Harry H. Penner, Jr., dated as of September 7, 2001 (incorporated by reference to Exhibit 10.34 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.35 -	Collaboration and License Agreement dated as of December 11, 2001 between the Company and Aventis Pharmaceuticals Inc. (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K/A2 for the period ended December 31, 2001).
10.36 -	Modification Agreement dated as of December 1, 2000 between Neurogen Properties LLC and Connecticut Innovations, Incorporated (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KA/3 for the period ended December 31, 2001).
10.37 -	Construction Loan Agreement dated as of October 22, 1999 between Neurogen Properties LLC and Connecticut Innovations, Incorporated (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-KA/3 for the period ended December 31, 2001).
10.38 -	Commercial Term Note dated as of December 21, 2001 held by the Company and payable to Webster Bank (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-KA/3 for the period ended December 31, 2001).
10.39 -	Commercial Loan Agreement dated as of December 21, 2001 between Webster Bank and the Company. (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KA/3 for the period ended December 31, 2001).
10.40 -	Employment Agreement between the Company and Edmund P. Harrigan, dated as of May 13, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002).
10.41 -	Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002).
10.42 -	Amendments to the Neurogen Corporation Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002).
21.1 -	Subsidiary of the registrant(incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999).
23.1 -	Consents of PricewaterhouseCoopers LLP, Independent Accountants.
24.1 -	Powers of Attorney of Frank C. Carlucci, John Simon, Robert N. Butler, Barry M. Bloom, Suzanne H. Woolsey, Mark Novitch, Julian C. Baker, Felix J. Baker and Craig Saxton.
99.1 -	Certification of William H. Koster pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 -	Certification of Stephen R. Davis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 23.1

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-07957, 333-98307, 333-75215, 333-46324, 333-98309, 333-73586 and 333-73576) of Neurogen Corporation of our report dated February 14, 2003 relating to the consolidated financial statements, which appear in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
March 28, 2003

EXHIBIT 23.1

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-98237) of Neurogen Corporation of our report dated February 14, 2003 relating to the consolidated financial statements, which appear in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
March 28, 2003

EXHIBIT 24.1

POWER OF ATTORNEY

KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint William H. Koster and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended, on Form 10-K relating to the fiscal year ended December 31, 2002, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 28th day of March, 2003.

/s/ FRANK C. CARLUCCI
----------------------------
Frank C. Carlucci

EXHIBIT 24.1

POWER OF ATTORNEY

KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint William H. Koster and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended, on Form 10-K relating to the fiscal year ended December 31, 2002, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 28th day of March, 2003.

/s/ JOHN SIMON
----------------------------
John Simon

EXHIBIT 24.1

POWER OF ATTORNEY

KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint William H. Koster and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended, on Form 10-K relating to the fiscal year ended December 31, 2002, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 28th day of March, 2003.

/s/ ROBERT N. BUTLER, M.D.
----------------------------
Robert N. Butler, M.D.

EXHIBIT 24.1

POWER OF ATTORNEY

KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint William H. Koster and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended, on Form 10-K relating to the fiscal year ended December 31, 2002, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 28th day of March, 2003.

/s/ BARRY M. BLOOM
----------------------------
Barry M. Bloom

EXHIBIT 24.1

POWER OF ATTORNEY

KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint William H. Koster and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended, on Form 10-K relating to the fiscal year ended December 31, 2002, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 28th day of March, 2003.

/s/ MARK NOVITCH
----------------------------
Mark Novitch

EXHIBIT 24.1

POWER OF ATTORNEY

KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint William H. Koster and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended, on Form 10-K relating to the fiscal year ended December 31, 2002, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 28th day of March, 2003.

/s/ SUZANNE H. WOOLSEY
----------------------------
Suzanne H. Woolsey

EXHIBIT 24.1

POWER OF ATTORNEY

KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint William H. Koster and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended, on Form 10-K relating to the fiscal year ended December 31, 2002, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 28th day of March, 2003.

/s/ JULIAN C. BAKER
----------------------------
Julian C. Baker

EXHIBIT 24.1

POWER OF ATTORNEY

KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint William H. Koster and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended, on Form 10-K relating to the fiscal year ended December 31, 2002, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 28th day of March, 2003.

/s/ FELIX J. BAKER
----------------------------
Felix J. Baker

EXHIBIT 24.1

POWER OF ATTORNEY

KNOW ALL YE PERSONS BY THESE PRESENTS, that the undersigned does hereby make, constitute and appoint William H. Koster and Stephen R. Davis, each his attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to execute for him and on his behalf an Annual Report pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended, on Form 10-K relating to the fiscal year ended December 31, 2002, of Neurogen Corporation (the "Company"), and any and all amendments to the foregoing Annual Report on Form 10-K, which amendments may make such changes in the Annual Report on Form 10-K as such attorney-in-fact deems appropriate, and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 28th day of March, 2003.

/s/ CRAIG SAXTON
----------------------------
Craig Saxton

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Neurogen Corporation (the "Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William H. Koster, President and Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ William H. Koster
--------------------------
William H. Koster
President and
Chief Executive Officer
Date: March 28, 2003

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Neurogen Corporation (the "Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen R. Davis, Executive Vice President and Chief Business Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Stephen R. Davis
--------------------------
Stephen R. Davis
Executive Vice President and
Chief Business Officer
Date: March 28, 2003