Form 10-Q
period 2003-03-31
NEUROGEN CORP
filed 2003-05-15
CIK 849043

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes X No _

As of May 15, 2003 the registrant had 17,945,878 shares of Common Stock outstanding.

FORM 10-Q
For the First Quarter Ended
March 31, 2003

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at March 31, 2003 and December 31, 2002

Consolidated Statements of Operations for the three-month periods ended March 31, 2003 and 2002

Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002 Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and the Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Certifications

Exhibit Index

FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

NEUROGEN CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except per share data) (UNAUDITED)
	March 31, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$ 5,669	$ 12,248
Marketable securities	65,600	67,164
Receivables from corporate partners	1,355	1,333
Other current assets, net	1,432	1,615

Total current assets	74,056	82,360

Property, plant & equipment:
Land, building and improvements	31,286	31,280
Equipment and furniture	17,413	17,328
Construction in progress	109	109

	48,808	48,717
Less accumulated depreciation and amortization	16,664	15,933

Net property, plant and equipment	32,174	32,784

Other assets, net	433	635

Total assets	$ 106,663	$ 115,779

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,663	$ 3,547
Unearned revenue from corporate partner, current portion	2,000	2,000
Current portion of loans payable	6,743	1,380

Total current liabilities	11,406	6,927

Unearned revenue from corporate partner, net of current portion	5,385	5,905
Loans payable, net of current portion	13,943	19,650

Total liabilities	30,734	32,482

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.25 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.25 per share
Authorized 30,000 shares; issued and outstanding
17,916 shares at March 31, 2003 and 17,919
shares at December 31, 2002	448	448
Additional paid-in capital	176,355	176,615
Accumulated deficit	(99,273)	(91,377)
Deferred compensation	(2,631)	(3,257)
Accumulated other comprehensive income	1,030	868

	75,929	83,297

Total liabilities and stockholders' equity	$ 106,663	$ 115,779

See accompanying notes to consolidated financial statements

NEUROGEN CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (UNAUDITED)
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Operating revenues:
License fees	$ 500	$ 1,388
Research and development	898	1,250

Total operating revenues	1,398	2,638

Operating Expenses:
Research and development
Stock compensation	83	(56)
Other research and development	7,832	9,452

Total research and development	7,915	9,396

General and administrative:
Stock compensation	153	139
Other general and administrative	1,509	2,030

Total general and administrative	1,662	2,169

Total operating expenses	9,577	11,565

Operating loss	(8,179)	(8,927)

Other income (expense):
Other income	506	736
Interest expense	(223)	(280)

Total other income, net	283	456

Net loss before income taxes	(7,896)	(8,471)

Income tax benefit	-	(73)

Net loss	$ (7,896)	$ (8,544)

Basic and diluted loss per share	$ (0.45)	$ (0.49)

Shares used in calculation of loss per share:
Basic and diluted	17,666	17,594

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (UNAUDITED)

Three months ended March 31	2003	2002

Cash flows from operating activities:
Net loss	$(7,896)	$(8,544)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization expense	744	781
Stock compensation expense	236	82
Other non-cash expense	453	388

Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(884)	(113)
Decrease in unearned revenue from corporate partners	(520)	(568)
Decrease in receivables from corporate partners	(22)	(1,199)
Increase (decrease) in other assets, net	385	(347)
Income tax benefits from exercise of stock options	-	345

Net cash used in operating activities	(7,504)	(9,175)

Cash flows from investing activities:
Purchases of property, plant and equipment	(149)	(568)
Purchases of marketable securities	(8,034)	(25,006)
Maturities and sales of marketable securities	9,441	13,725
Proceeds from sales of assets	11	59

Net cash (used in) provided by investing activities	1,269	(11,790)

Cash flows from financing activities:
Principal payments under loans payable	(344)	(340)

Net cash used in financing activities	(344)	(340)

Net decrease in cash and cash equivalents	(6,579)	(21,305)
Cash and cash equivalents at beginning of period	12,248	51,062

Cash and cash equivalents at end of period	$5,669	$29,757

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited consolidated financial statements have been prepared from the books and records of Neurogen Corporation ("Neurogen" or the "Company") in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements including the significant accounting policies described in Note 1, for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

(2) COMPREHENSIVE INCOME
Comprehensive loss for the three-month periods ending March 31, 2003 and 2002 was $7,734,000 and $8,987,000, respectively. The differences between net loss and comprehensive net loss are due to changes in the unrealized gain on marketable securities.

(3) STOCK-BASED COMPENSATION
The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company has also issued restricted stock to key executives which vest over specified service periods. The Company accounts for grants of stock options and restricted stock in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the options when the option grants have an exercise price equal to the fair market value at date of grant. The Company occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and accordingly the Company recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 to address alternative methods of transition for a voluntary change from the intrinsic to the fair value method of accounting for stock-based employee compensation. The statement also amends certain disclosure provisions in SFAS No. 123. Neurogen continues to utilize the intrinsic value method to account for stock-based employee compensation. However, the disclosure provisions of SFAS No. 148 have been implemented in the 2002 and 2003 financial statements.

As of March 31, 2003 compensation expense has not been recognized for the stock option plans, except as noted above. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	2003	2002
Net loss as reported	$(7,896)	$(8,544)
Additional stock compensation based on fair value	(1,729)	(2,794)
Net loss pro forma	(9,625)	(11,338)
Basic and diluted loss per share as reported	(.45)	(.49)
Basic and diluted loss per share-pro forma	(.54)	(.64)

In calculating the stock compensation expense above the Black-Scholes method was used with the following assumptions in order to calculate the fair value:

	2003	2002
Expected life	5	5
Interest rate	2.8%	3.0%
Volatility	84%	84%
Expected dividend yield	0	0

As additional options are expected to be granted in future years which may vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

(4) REDUCTION IN FORCE
In October 2002, the Company announced a reduction in force as part of its Operational Excellence program to further enhance the efficiency of its drug discovery platform, reduce costs and to more closely align the Company’s investment of resources with long-term business goals. As part of this plan, Neurogen reorganized certain departments and eliminated 24 employee positions inclusive of both administrative and research functions, representing approximately 10% of its total workforce. The reduction in force was communicated to respective employees and severance agreements were executed in October 2002. The total amount of costs incurred was $350,000, which included $303,000 in one-time termination benefits and $47,000 in associated costs.

Severance payments were completed by March 2003. The following table summarizes the activity recorded in the employee termination cost accrual during 2003 (in thousands):

Three Months Ended March 31, 2003

	One-Time Benefits	Associated Costs	Total

Accrual balance, beginning of year	$ 23	$ -	$ 23
Estimated termination costs	-	-	-
Cash payments on costs	(23)	-	(23)

Accrual balance, end of quarter	$ -	$ -	$ -

(5) SUBSEQUENT EVENT
In December 2001, the Company entered into a $17.5 million loan agreement with a commercial bank which is collateralized by a mortgage on the real properties at 15 and 35 Northeast Industrial Road. The properties represent approximately two-thirds of the Company’s total physical facilities. A provision of the loan agreement requires that the ratio of the outstanding loan balance less any cash collateral, to the appraised value of the real property, as periodically determined by the bank in its sole but reasonable discretion, will not exceed 72%. On May 2, 2003, the Company received notice from the bank asserting that this ratio exceeded 72% by approximately $5.4 million. Neurogen is currently reviewing this matter. Pending resolution of the matter the Company has classified the $5.4 million as a current liability. If the Company is not in compliance with this covenant it has 30 days from the time of notice to either pay down the outstanding balance under the loan by $5.4 million or seek alternative remedies with the bank including but not limited to increasing the cash collateral account.

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

Neurogen also entered into, and has now completed, a technology transfer agreement under which revenue was recognized when a contractual arrangement existed, fees were fixed and determinable, delivery of the technology occurred and collectibility was reasonably assured. When customer acceptance was required, revenue was deferred until acceptance occurred. Where there were on-going services or obligations after delivery, revenue was recognized over the related term of the service on a percentage of completion basis, unless such service was maintenance, in which case revenue was recognized on a straight line basis. For a contract with multiple elements, total contract fees were allocated to the different elements based on evidence of fair value.

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

The Company occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and accordingly recognizes compensation expense equal to the fair value of such awards. The fair value of each award is estimated using the Black-Scholes model with certain weighted average assumptions.

Marketable Securities
The Company invests in U.S. government and corporate debt securities. The fair value of these securities is subject to volatility and change. The Company considers its investment portfolio to be available-for-sale securities as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities at December 31, 2002 and 2001 consisted of debt securities with maturities of three months to five years. Available for sale securities are carried at fair value with the unrealized gains/losses reported as other comprehensive income. Realized gains and losses have been determined by the specific identification method and are included in investment income. Different classifications of the Company’s marketable securities pursuant to SFAS No. 115 would possibly result in material impacts to the valuation of the securities and investment income.

RESULTS OF OPERATIONS

Results of operations may vary from period to period depending on numerous factors, including the timing of revenue earned under existing or future collaborative research agreements, technology transfer agreements or joint ventures, the progress of the Company's partnered research and development projects, the size of the Company’s staff and the level of preclinical and clinical development spending on drug candidates in unpartnered programs. Neurogen believes its research and development costs may increase significantly over the next several years as its drug development programs progress. In addition, general and administrative expenses would be expected to increase to support any expanded research and development activities.

Three Months Ended March 31, 2003 and 2002
The Company's operating revenues for the three months ended March 31, 2003 were $1.4 million compared to $2.6 million for the comparable period in 2002. The $1.2 million decrease consists of a $0.9 million decrease in license fee revenues and a $0.3 million decrease in research and development revenues. The decrease in license fees is due to a decrease in AIDD™ technology development and improvement services related to the Pfizer Technology Transfer Agreement (described below) which was concluded in June 2002 and the decrease in research revenues is due to variable timing of research services performed under the Aventis agreement (described below) due to stages of the research in progress.

The stock compensation expense portion of research and development and general and administrative expense is composed of continuing non-cash charges for grants of certain stock awards in 1997, 2001 and 2002 to certain officers of the Company. A portion of these stock compensation charges (those relating to the 1997 awards) are variable and as a result may fluctuate significantly in the future.

Research and development expenses, excluding non-cash stock compensation charges decreased 17% for the three months ended March 31, 2003 compared to the same period in 2002 due to an average lower number of research staff of approximately 17% which resulted in lower salaries, benefits and laboratory expenses. In October 2002, the Company announced a reduction in force as part of its Operational Excellence program to further enhance the efficiency of its drug development platform, reduce costs and to more closely align the Company’s investment of resources with long-term business goals. Research expenses were 84% and 82% of total operating expenses (excluding non-cash stock compensation charges) for the three months ended March 31, 2003 and 2002 respectively.

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

General and administrative expenses, excluding non-cash stock compensation charges, decreased 26% for the three months ended March 31, 2003 compared to the same period in 2002 due primarily to an average lower number of administrative staff of approximately 17% which resulted in lower salaries and benefits as well as deceases in legal, consulting, investor relations and travel expenses as part of the company’s Operational Excellence program mentioned above, offset by an increase in the Company’s insurance expense.

Other income was $0.3 million for the three months ended March 31, 2003 compared to $0.5 million for the three months ended March 31, 2002. The decrease in 2003 is primarily due to a decrease in investment income due to lower average cash and marketable securities balances as well as a reduction in prevailing market interest rates offset by a decrease in interest expense as a result of a declining outstanding principal balance and lower interest rates.

The Company recognized a net loss of $7.9 million for the three months ended March 31, 2003 compared to $8.5 million for the same period in 2002. The $.6 million decrease in the 2003 net loss is primarily due to the decrease in research and development and general and administrative expenses, offset with decreases in operating revenues and investment income as described above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003 and December 31, 2002, cash, cash equivalents and marketable securities in the aggregate were $71.3 million and $79.4 million, respectively. A total amount of $41.7 million of the marketable securities at March 31, 2003 have maturities greater than one year. However, the Company can and may liquidate such investments prior to maturity to meet its strategic and/or investment objectives. The Company's cash and other short-term investment levels decreased in the first quarter of 2003 due primarily to continued operating expenses, and scheduled payments on outstanding loans (described below). This decrease was partially offset by the receipt of the funded research and development payments from Aventis. The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below. The Company plans to use its cash, cash equivalents and marketable securities for its research and development activities, working capital and general corporate purposes.

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

To the extent that drug candidates progress in the Company’s partnered programs, such as the Company’s depression and anxiety program partnered with Aventis, such progress could result in milestone payments and additional research and development funding to the Company under the respective collaboration agreements. Such progress could also provide the opportunity to raise capital through equity offerings. If partnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all.

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

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. (“CII”). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years, bearing various interest rates which approximated 3.8%-7.5% from 1999 through 2003. Of these amounts received, $15.9 million and $4.8 million remained outstanding as of March 31, 2003 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.4 million is due and payable in each of the next five years. Thereafter, approximately $14.0 million is payable in regular installments until the scheduled maturity dates, including a balloon payment of $5.9 million on the mortgage loan upon maturity in December 2011. As of March 31, 2003, Neurogen is not engaged in any significant lease or capital expenditure commitments.

Under the Webster Bank facility the Company is required to comply with certain covenants, including a requirement that the Company maintain at least $25 million in cash and marketable securities and that the ratio of the outstanding loan balance less any cash collateral, to the appraised value of the real property, as periodically determined by the bank in its sole but reasonable discretion, will not exceed 72%. On May 2, 2003, the Company received notice from the bank asserting that this ratio exceeded 72% by approximately $5.4 million. Neurogen has been informed by the bank that it is using a different standard in calculating the Company’s compliance with this covenant than that used when Neurogen and the Bank entered into the loan agreement and that federal regulations require the Bank to use this different standard. Webster Bank has requested that the Company amend the loan agreement to specify that the new standard will be used to establish the appraised value of the real property. Neurogen is currently reviewing this matter. Pending resolution of the matter the Company has classified the $5.4 million as a current liability. If the Company is not in compliance with this covenant it has 30 days from the time of notice to either pay down the outstanding balance under the loan by $5.4 million or seek alternative remedies with the bank including but not limited to increasing the cash collateral account.

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

Neurogen anticipates its current cash balance, as supplemented by research funding pursuant to its collaborative research agreement with Aventis, will be sufficient to fund its current and planned operations into at least early 2005. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to: the progress of the Company's research and development programs; the timing and results of preclinical testing and clinical studies; the timing of regulatory approvals; technological advances; determinations as to the commercial potential of its proposed products; the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. Many of these factors could significantly increase the Company's expenses and use of cash. The Company anticipates that it may augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. The Company has filed an S-3 registration statement which became effective in February 2003, under which the Company may issue debt, common or preferred stock or warrants of up to $75 million in total financing within two years of the effective date. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

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

COLLABORATIVE RESEARCH AGREEMENTS

Aventis
In December 2001, Neurogen entered into a collaboration and license agreement with Aventis pursuant to which Aventis made an initial payment of $10 million and agreed, among other things, to fund a specified level of resources for three years for Neurogen's program for the discovery and research of CRF-1 receptor-based drugs for a broad range of applications, including the therapeutic treatment of depression and anxiety disorders. Aventis has the option to extend the discovery and research effort for up to an additional two years or terminate the collaboration prior to its scheduled conclusion and transfer all rights to the collaborative program to Neurogen. As of March 31, 2003, the Company has received $4.5 million of research funding from Aventis. Neurogen is also eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved subject to the collaboration. In return, Aventis received the exclusive worldwide rights to develop, manufacture and market collaboration drugs that act through the CRF-1 receptor, for all therapeutic indications for which the drugs may be used. Aventis will pay Neurogen royalties based upon net sales levels, if any, for collaboration products. Also under the agreement, Aventis is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any.

Pfizer
In June 1999, Neurogen and Pfizer entered into the Pfizer Technology Transfer Agreement. Under the terms of this agreement, Pfizer agreed to pay Neurogen up to a total of $27.0 million over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD™ technologies for the discovery of new drugs, along with the installation of an AIDD™ system. Additional payments were also possible upon Pfizer's successful utilization of this technology. Pfizer received a non-exclusive license to certain AIDD™ intellectual property and the right to employ this technology in its own drug discovery programs. As of March 31, 2003, Pfizer had provided $29.0 million pursuant to the Pfizer Technology Transfer Agreement, which terminated on schedule in June 2002. Total fees include a $2.0 million one-time payment in December 2002 to satisfy all obligations from Pfizer’s use of the AIDD™ technology.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Company has indemnification agreements with two employees as of March 31, 2003 for contingent payments which may be required under provisions that exist in such employees’ employment agreements with prior employers. The maximum amount of this potential obligation is approximately $1.3 million, however the Company believes the likelihood of payment of any amounts under such indemnifications is remote.

In January 2003, the Financial Accounting Standards Board issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses, for arrangements with multiple deliverables, how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and therefore does not have any impact on the March 31, 2003 consolidated financial statements. The consensus in this EITF pronouncement may affect how the Company recognizes revenue under future collaboration and technology transfer arrangements since these often include multiple elements such as non-refundable upfront fees, ongoing payments for specified levels of staffing for research and milestone payments.

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

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Part II - Other Information

Item 1. Legal Proceedings

Not applicable for the first quarter ended March 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

Not applicable for the first quarter ended March 31, 2003.

Item 3. Defaults upon Senior Securities

Not applicable for the first quarter ended March 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable for the first quarter ended March 31, 2003.

Item 5. Other Information

Not applicable for the first quarter ended March 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) The Company filed an 8-K reporting its financial results in a press release on May 12, 2003.

SAFE HARBOR STATEMENT

Statements which are not historical facts, including statements about the Company's confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company's expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are "forward looking statements" within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, the failure to attract or retain scientific management personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates which could slow or prevent product development efforts, competition within the Company's anticipated product markets, the Company's dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company's business, risk that patents and confidentiality agreements will not adequately protect the Company's intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company's products, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 2002, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROGEN CORPORATION
By: /s/ STEPHEN R. DAVIS

Stephen R. Davis Executive Vice President and Chief Business Officer Date: May 15,2003

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

By: /s/ William H. Koster

William H. Koster
President and Chief Executive Officer
Date: May 15, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

By: /s/ Stephen R. Davis
Stephen R. Davis
Executive Vice President and Chief Business Officer
Date: May 15, 2003

Exhibit Index

Exhibit Number	Description

99.1 -	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 -	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

Neurogen Corporation
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

Pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sections 1350(a) and (b)), the undersigned hereby certifies as follows:

1. I am the President and Chief Executive Officer of Neurogen Corporation (the “Company”).

2. To the best of my knowledge:

  The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 accompanying this Certification, in the form filed with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”); and

  The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2003

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

Pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sections 1350(a) and (b)), the undersigned hereby certifies as follows:

1. I am the Executive Vice President and Chief Business Officer of Neurogen Corporation (the “Company”).

2. To the best of my knowledge:

  The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 accompanying this Certification, in the form filed with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”); and

  The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2003

\s\Stephen R. Davis Stephen R. Davis Executive Vice President and Chief Financial Officer