Form 10-Q
period 2003-06-30
NEUROGEN CORP
filed 2003-08-14
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18311

NEUROGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2845714 (I.R.S. Employer Identification No.)
35 Northeast Industrial Road Branford, Connecticut (Address of principal executive offices)	06405 (Zip Code)

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

Yes X No _

As of August 14, 2003 the registrant had 17,965,147 shares of Common Stock outstanding.

FORM 10-Q
For the Second Quarter Ended
June 30, 2003

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at June 30, 2003 and December 31, 2002

Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002

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

NEUROGEN CORPORATION CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(UNAUDITED)

	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$ 3,475	$ 12,248
Marketable securities	61,091	67,164
Receivables from corporate partners	1,168	1,333
Other current assets, net	1,164	1,615

Total current assets	66,898	82,360

Property, plant & equipment:
Land, building and improvements	31,304	31,280
Equipment and furniture	17,432	17,328
Construction in progress	109	109

	48,845	48,717
Less accumulated depreciation and amortization	17,375	15,933

Net property, plant and equipment	31,470	32,784

Other assets, net	399	635

Total assets	$ 98,767	$ 115,779

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,827	$ 3,547
Unearned revenue from corporate partner, current portion	2,000	2,000
Current portion of loans payable	6,457	1,380

Total current liabilities	11,284	6,927

Unearned revenue from corporate partner, net of current portion	4,885	5,905
Loans payable, net of current portion	13,885	19,650

Total liabilities	30,054	32,482

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 50,000 and 30,000 shares, respectively; issued
and outstanding 17,946 shares and 17,919 shares, respectively	448	448
Additional paid-in capital	176,476	176,615
Accumulated deficit	(107,040)	(91,377)
Deferred compensation	(2,414)	(3,257)
Accumulated other comprehensive income	1,243	868

	68,713	83,297

Total liabilities and stockholders' equity	$ 98,767	$ 115,779

See accompanying notes to consolidated financial statements

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Operating revenues:
License fees	$ 500	$ 7,061	$ 1,000	$ 8,449
Research and development	1,080	1,209	1,978	2,459

Total operating revenues	1,580	8,270	2,978	10,908

Operating Expenses:
Research and development
Stock compensation	50	38	133	(18)
Other research and development	8,105	9,836	15,937	19,272

Total research and development	8,155	9,874	16,070	19,254

General and administrative:
Stock compensation	163	151	316	290
Other general and administrative	1,313	1,660	2,822	3,706

Total general and administrative	1,476	1,811	3,138	3,996

Total operating expenses	9,631	11,685	19,208	23,250

Operating loss	(8,051)	(3,415)	(16,230)	(12,342)

Other income (expense):
Other income	529	811	1,035	1,547
Interest expense	(243)	(274)	(467)	(554)

Total other income, net	286	537	568	993

Net loss before income taxes	(7,765)	(2,878)	(15,662)	(11,349)

Income tax benefit	-	-	-	(73)

Net loss	$ (7,765)	$ (2,878)	$ (15,662)	$ (11,422)

Basic and diluted loss per share	$ (0.44)	$ (0.16)	$ (0.89)	$ (0.65)

Shares used in calculation of loss per share:
Basic and diluted	17,696	17,607	17,681	17,600

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

Six months ended June 30	2003	2002

Cash flows from operating activities:
Net loss	$(15,662)	$(11,422)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization expense	1,487	1,590
Stock compensation expense	449	272
Other non-cash expense	922	846

Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(720)	1,151
Decrease in unearned revenue from corporate partners	(1,020)	(5,699)
Decrease (increase) in receivables from corporate partners	165	(1,732)
Decrease in other assets, net	656	1,598
Income tax benefits from exercise of stock options	-	345

Net cash used in operating activities	(13,723)	(13,051)

Cash flows from investing activities:
Purchases of property, plant and equipment	(189)	(1,824)
Purchases of marketable securities	(9,624)	(42,562)
Maturities and sales of marketable securities	15,440	35,309
Proceeds from sales of assets	11	102

Net cash provided by (used in) investing activities	5,638	(8,975)

Cash flows from financing activities:
Principal payments under loans payable	(688)	(681)
Change in restricted cash	-	491

Net cash used in financing activities	(688)	(190)

Net decrease in cash and cash equivalents	(8,773)	(22,216)
Cash and cash equivalents at beginning of period	12,248	51,062

Cash and cash equivalents at end of period	$3,475	$28,846

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
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

(2) COMPREHENSIVE INCOME
Comprehensive loss for the three-month periods ended June 30, 2003 and 2002 was $7,552,000 and $2,684,000, respectively. Comprehensive loss for the six-month periods ended June 30, 2003 and 2002 was $15,287,000 and $11,671,000, respectively. The differences between net loss and comprehensive net loss are due to changes in the unrealized gain on marketable securities.

(3) STOCK-BASED COMPENSATION
The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company has also issued restricted stock to key executives which vest over specified service periods. The Company accounts for grants of stock options and restricted stock in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the options when the option grants have an exercise price equal to the fair market value at date of grant. The Company occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and accordingly the Company recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period.

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

As of June 30, 2003 compensation expense has not been recognized for the stock option plans, except as noted above. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Net loss as reported	$(7,765)	$(2,878)	$(15,662)	$(11,422)
Add: Stock-based employee compensation included
in reported net loss	62	21	74	21
Deduct: Total stock-based employee compensation
expense determined under fair value-based
method for all awards	(1,737)	(2,830)	(3,499)	(5,623)

Net loss pro forma	(9,440)	(5,687)	(19,087)	(17,025)
Basic and diluted loss per share as reported	(.44)	(.16)	(.89)	(.65)
Basic and diluted loss per share-pro forma	(.53)	(.32)	(1.08)	(.97)

In calculating the stock compensation expense above the Black-Scholes method was used with the following assumptions in order to calculate the fair value of the options for the three months ended June 30, 2003 and 2002, respectively: 1) an expected life of five years and five years; 2) a risk-free interest rate of 2.2% and 3.0%; 3) a volatility factor of 86% and 84%; and 4) an expected dividend yield of 0% and 0%. As additional options are expected to be granted in future years which may vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

(4) NET LOSS PER COMMON SHARE
The Company computes and presents net loss per common share in accordance with SFAS No. 128, Earnings Per Share. Basic loss per common share was based on the weighted average number of shares outstanding during the period. Diluted loss per share for the same periods was based on the weighted average number of shares after consideration of any dilutive effect of stock options. Since the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are equivalent as the effect of potential common share equivalents is anti-dilutive. Total stock options outstanding as of June 30, 2003 and 2002 were 5,110,664 and 4,888,422 respectively.

(5) REDUCTION IN FORCE
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

Severance payments were completed by March 2003. The following table summarizes the activity recorded in the employee termination cost accrual during 2003 (in thousands):

Six Months Ended June 30, 2003

	One-Time Benefits	Total

Accrual balance, beginning of year	$ 23	$ 23
Cash payments on costs	(23)	(23)

Accrual balance, end of quarter	$ -	$ -

(6) LOAN PAYABLE
In December 2001, the Company entered into a $17.5 million loan agreement with a commercial bank which is collateralized by a mortgage on the real properties at 15 and 35 Northeast Industrial Road. The properties represent approximately two-thirds of the Company’s total physical facilities. A provision of the loan agreement requires that the ratio of the outstanding loan balance less any cash collateral, to the appraised value of the real property, as periodically determined by the bank in its sole but reasonable discretion, will not exceed 72%. In the second quarter of 2003, the Company received notice from the bank asserting that this ratio exceeded 72%. Neurogen has been informed by the bank that it is using a different standard in calculating the Company’s compliance with this covenant than that used when Neurogen and the Bank entered into the loan agreement and that federal regulations require the Bank to use this different standard. Webster Bank has requested that the Company amend the loan agreement to specify that the new standard will be used to establish the appraised value of the real property. Neurogen is currently reviewing this matter. Pending resolution of the matter the Company has classified $5.1 million as a current liability in the June 30, 2003 financial statements. If the bank's assertion that the Company is not in compliance with this covenant is correct, then the company must either pay down the outstanding balance under the loan by $5.1 million or seek alternative remedies with the bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Judgments and Estimates
The discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Management makes estimates in the areas of revenue recognition, income taxes, stock-based compensation, and marketable securities, and bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. For a complete description of the Company’s accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Overview,” and Notes to Consolidated Financial Statements in Neurogen Corporation’s Form 10-K for the year ended December 31, 2002. These judgments and estimates have not changed since year end.

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

Three Months Ended June 30, 2003 and 2002
The Company's operating revenues for the three months ended June 30, 2003 were $1.6 million compared to $8.3 million for the comparable period in 2002. The $6.7 million decrease consists of a $6.6 million decrease in license fee revenues and a $0.1 million decrease in research and development revenues. The decrease in license fees is due to a decrease in AIDD™ technology development and improvement services related to the Pfizer Technology Transfer Agreement (described below) which was concluded in June 2002, and the decrease in research revenues is due to variable timing of research services performed under the Aventis agreement (described below) due to stages of the research in progress.

The stock compensation expense portion of research and development and general and administrative expense is composed of continuing non-cash charges for grants of certain stock awards in 1997, 2001 and 2002 to certain officers of the Company. A portion of these stock compensation charges (those relating to the 1997 awards) are variable and as a result may fluctuate significantly in the future.

Research and development expenses, excluding non-cash stock compensation charges decreased 18% for the three months ended June 30, 2003 compared to the same period in 2002 due to an average lower number of research staff of approximately 18% which resulted in lower salaries, benefits and laboratory expenses. In October 2002, the Company announced a reduction in force as part of its Operational Excellence program to further enhance the efficiency of its drug development platform, reduce costs and to more closely align the Company’s investment of resources with long-term business goals. Research expenses were 86% of total operating expenses in each of the three month periods ended June 30, 2003 and 2002 (excluding non-cash stock compensation charges).

General and administrative expenses, excluding non-cash stock compensation charges, decreased 21% for the three months ended June 30, 2003 compared to the same period in 2002 due primarily to an average lower number of administrative staff of approximately 25% which resulted in lower salaries and benefits as well as decreases in legal and investor relations as part of the company’s Operational Excellence program mentioned above, offset by an increase in the Company’s insurance expense.

Other income was $0.3 million for the three months ended June 30, 2003 compared to $0.5 million for the three months ended June 30, 2002. The decrease in 2003 is primarily due to a decrease in investment income due to lower average cash and marketable securities balances as well as a reduction in prevailing market interest rates offset by a decrease in interest expense as a result of a declining outstanding principal balance and lower interest rates.

The Company recognized a net loss of $7.8 million for the three months ended June 30, 2003 compared to $2.9 million for the same period in 2002. The $4.9 million increase in the 2003 net loss is primarily due to decreases in operating revenues and investment income as described above, offset with the decrease in research and development and general and administrative expenses.

Six Months Ended June 30, 2003 and 2002
The Company's operating revenues for the six months ended June 30, 2003 were $3.0 million compared to $10.9 million for the comparable period in 2002. The $7.9 million decrease consists of a $7.4 million decrease in license fee revenues and a $0.5 million decrease in research and development revenues. The decrease in license fees is due to a decrease in AIDD™ technology development and improvement services related to the Pfizer Technology Transfer Agreement (described below) which was concluded in June 2002 and the decrease in research revenues is due to variable timing of research services performed under the Aventis agreement (described below) due to stages of the research in progress.

The stock compensation expense portion of research and development and general and administrative expense is composed of continuing non-cash charges for grants of certain stock awards in 1997, 2001 and 2002 to certain officers of the Company. A portion of these stock compensation charges (those relating to the 1997 awards) are variable and as a result may fluctuate significantly in the future.

Research and development expenses, excluding non-cash stock compensation charges decreased 17% for the six months ended June 30, 2003 compared to the same period in 2002 due to an average lower number of research staff of approximately 17% which resulted in lower salaries, benefits and laboratory expenses. In October 2002, the Company announced a reduction in force as part of its Operational Excellence program to further enhance the efficiency of its drug development platform, reduce costs and to more closely align the Company’s investment of resources with long-term business goals. Research expenses were 85% and 84% of total operating expenses (excluding non-cash stock compensation charges) for the six months ended June 30, 2003 and 2002 respectively.

General and administrative expenses, excluding non-cash stock compensation charges, decreased 24% for the six months ended June 30, 2003 compared to the same period in 2002 due primarily to an average lower number of administrative staff of approximately 22% which resulted in lower salaries and benefits as well as decreases in legal, consulting, investor relations and maintenance expenses as part of the company’s Operational Excellence program mentioned above, offset by an increase in the Company’s insurance expense.

Other income was $0.6 million for the six months ended June 30, 2003 compared to $1.0 million for the six months ended June 30, 2002. The decrease in 2003 is primarily due to a decrease in investment income due to lower average cash and marketable securities balances as well as a reduction in prevailing market interest rates offset by a decrease in interest expense as a result of a declining outstanding principal balance and lower interest rates.

The Company recognized a net loss of $15.7 million for the six months ended June 30, 2003 compared to $11.4 million for the same period in 2002. The $4.3 million decrease in the 2003 net loss is primarily due to decreases in operating revenues and investment income as described above, offset with the decrease in research and development and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003 and December 31, 2002, cash, cash equivalents and marketable securities in the aggregate were $64.6 million and $79.4 million, respectively. A total amount of $31.0 million of the marketable securities at June 30, 2003 have maturities greater than one year. However, the Company can and may liquidate such investments prior to maturity to meet its strategic and/or investment objectives. The Company's cash and other short-term investment levels decreased in the first half of 2003 due primarily to continued operating expenses, and scheduled payments on outstanding loans (described below). This decrease was partially offset by the receipt of the funded research and development payments from Aventis. The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below. The Company plans to use its cash, cash equivalents and marketable securities for its research and development activities, working capital and general corporate purposes.

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

To the extent that drug candidates progress in the Company’s currently unpartnered programs, such as its program for the treatment of inflammatory disorders or its program for the treatment of pain, such progress could lead to the opportunity to partner on terms which provide capital, revenues and cash flows to the Company or the opportunity to raise capital through equity offerings. If unpartnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all.

To the extent that drug candidates progress in the Company’s partnered programs, such as the Company’s depression and anxiety program partnered with Aventis or its insomnia program partnered with Pfizer, such progress could result in milestone payments and, in the case of Aventis, additional research and development funding to the Company under the respective collaboration agreements. Such progress could also provide the opportunity to raise capital through equity offerings. If partnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all.

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

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. (“CII”). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years, bearing various interest rates which approximated 3.6%-7.5% from 1999 through 2003. Of these amounts received, $15.8 million and $4.6 million remained outstanding as of June 30, 2003 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.4 million is due and payable in each of the next five years. Thereafter, approximately $13.4 million is payable in regular installments until the scheduled maturity dates, including a balloon payment of $5.9 million on the mortgage loan upon maturity in December 2011. As of June 30, 2003, Neurogen is not engaged in any significant lease or capital expenditure commitments.

Under the Webster Bank facility agreement the Company is required to comply with certain covenants, including a requirement that the Company maintain at least $25 million in cash and marketable securities and that the ratio of the outstanding loan balance less any cash collateral to the appraised value of the real property, as periodically determined by the bank in its sole but reasonable discretion, will not exceed 72%. In the second quarter of 2003, the Company received notice from the bank asserting that this ratio exceeded 72%. Neurogen has been informed by the bank that it is using a different standard in calculating the Company’s compliance with this covenant than that used when Neurogen and the Bank entered into the loan agreement and that federal regulations require the Bank to use this different standard. Webster Bank has requested that the Company amend the loan agreement to specify that the new standard will be used to establish the appraised value of the real property. Neurogen is currently reviewing this matter. Pending resolution of the matter the Company has classified $5.1 million as a current liability in the June 30, 2003 financial statements. If the bank's assertion that the Company is not in compliance with this covenant is correct, then the company must either pay down the outstanding balance under the loan by $5.1 million or seek alternative remedies with the bank.

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

COLLABORATIVE RESEARCH AGREEMENTS

Aventis
In December 2001, Neurogen entered into a collaboration and license agreement with Aventis pursuant to which Aventis made an initial payment of $10 million and agreed, among other things, to fund a specified level of resources for three years for Neurogen's program for the discovery and research of CRF-1 receptor-based drugs for a broad range of applications, including the therapeutic treatment of depression and anxiety disorders. Aventis has the option to extend the discovery and research effort for up to an additional two years or terminate the collaboration prior to its scheduled conclusion and transfer all rights to the collaborative program to Neurogen. As of June 30, 2003, the Company has received $5.3 million of research funding from Aventis. Neurogen is also eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved subject to the collaboration. In return, Aventis received the exclusive worldwide rights to develop, manufacture and market collaboration drugs that act through the CRF-1 receptor, for all therapeutic indications for which the drugs may be used. Aventis will pay Neurogen royalties based upon net sales levels, if any, for collaboration products. Also under the agreement, Aventis is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any.

Pfizer
In June 1999, Neurogen and Pfizer entered into the Pfizer Technology Transfer Agreement. Under the terms of this agreement, Pfizer agreed to pay Neurogen up to a total of $27.0 million over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD™ technologies for the discovery of new drugs, along with the installation of an AIDD™ system. Additional payments were also possible upon Pfizer's successful utilization of this technology. Pfizer received a non-exclusive license to certain AIDD™ intellectual property and the right to employ this technology in its own drug discovery programs. As of June 30, 2003, Pfizer had provided $29.0 million pursuant to the Pfizer Technology Transfer Agreement, which terminated on schedule in June 2002. Total fees include a $2.0 million one-time payment in December 2002 to satisfy all future obligations from Pfizer’s use of the AIDD™ technology.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities. The Interpretation addresses how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Company does not believe that the adoption of FIN No. 46 will be material to the Company’s operating results or financial position.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments. The standard is effective for new or modified contracts after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will be material to the Company’s operating results or financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, management, including the Company's Chief Executive Officer and Chief Business Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Business Officer concluded that the disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report. Management, including the Company's Chief Executive Officer and Chief Business Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

Part II - Other Information

Item 1. Legal Proceedings

Not applicable for the second quarter ended June 30, 2003.

Item 2. Changes in Securities and Use of Proceeds

See Proposal 2 under Item 4 below.

Item 3. Defaults upon Senior Securities

Not applicable for the second quarter ended June 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

On May 19, 2003, the Company held its annual meeting of stockholders (i) to elect a board of eleven directors (Proposal 1); (ii) to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.025 per share, from the current level of 30,000,000 shares authorized to 50,000,000 shares authorized (Proposal 2); and (iii) to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the independent auditors for the Company for the fiscal year ending December 31, 2003 (Proposal 3).

Proposal 1

The stockholders elected the persons named below, the Company's nominees for directors, as directors of the Company, casting votes in favor of such nominees or withholding votes as indicated:

	Votes in Favor	Votes Against

Felix J. Baker, Ph.D.	14,232,421	2,465,566
Julian C. Baker	14,068,108	2,629,879
Barry M. Bloom, Ph.D.	14,068,108	2,629,879
Robert N. Butler, M.D.	14,232,421	2,465,566
Frank C. Carlucci	14,068,008	2,629,979
Stephen R. Davis	13,684,897	3,013,090
William H. Koster, Ph.D.	13,684,897	3,013,090
Mark Novitch, M.D.	14,232,421	2,465,566
Craig Saxton, M.D.	14,068,108	2,629,879
John Simon	14,232,421	2,465,566
Suzanne H. Woolsey, Ph.D.	14,232,321	2,465,666

The Stockholders approved Proposal 2, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained

Proposal 2	14,543,453	2,148,434	6,100

The Stockholders approved Proposal 3, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained

Proposal 3	16,688,834	6,103	3,050

Item 5. Other Information

Not applicable for the second quarter ended June 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Company filed an 8-K reporting its financial results in a press release on August 5, 2003.

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

Stephen R. Davis Executive Vice President and Chief Business Officer Date: August 14, 2003