Form 10-Q
period 2003-09-30
NEUROGEN CORP
filed 2003-11-14
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes X No _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No _

As of November 14, 2003 the registrant had 17,965,147 shares of Common Stock outstanding.

FORM 10-Q
For the Third Quarter Ended
September 30, 2003

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2003 and December 31, 2002

Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2003 and 2002

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

NEUROGEN CORPORATION CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(UNAUDITED)

	September 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$ 10,451	$ 12,248
Marketable securities	42,842	67,164
Receivables from corporate partners	1,066	1,333
Other current assets, net	1,304	1,615

Total current assets	55,663	82,360

Property, plant & equipment:
Land, building and improvements	31,303	31,280
Equipment and furniture	17,315	17,328
Construction in progress	109	109

	48,727	48,717
Less accumulated depreciation and amortization	17,933	15,933

Net property, plant and equipment	30,794	32,784

Other assets, net	368	635

Total assets	$ 86,825	$ 115,779

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,842	$ 3,547
Unearned revenue from corporate partner, current portion	2,000	2,000
Current portion of loans payable	1,392	1,380

Total current liabilities	6,234	6,927

Unearned revenue from corporate partner, net of current portion	4,385	5,905
Loans payable, net of current portion	15,204	19,650

Total liabilities	25,823	32,482

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 50,000 and 30,000 shares, respectively; issued
and outstanding 17,965 shares and 17,919 shares, respectively	449	448
Additional paid-in capital	176,591	176,615
Accumulated deficit	(114,475)	(91,377)
Deferred compensation	(2,197)	(3,257)
Accumulated other comprehensive income	634	868

	61,002	83,297

Total liabilities and stockholders' equity	$ 86,825	$ 115,779

See accompanying notes to consolidated financial statements

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended Sept. 30, 2003	Three Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2002

Operating revenues:
License fees	$ 500	$ 500	$ 1,500	$ 8,949
Research and development	989	1,009	2,967	3,468

Total operating revenues	1,489	1,509	4,467	12,417

Operating Expenses:
Research and development
Stock compensation	86	57	219	39
Other research and development	8,107	8,163	24,044	27,435

Total research and development	8,193	8,220	24,263	27,474

General and administrative:
Stock compensation	158	139	474	429
Other general and administrative	1,304	1,644	4,126	5,350

Total general and administrative	1,462	1,783	4,600	5,779

Total operating expenses	9,655	10,003	28,863	33,253

Operating loss	(8,166)	(8,494)	(24,396)	(20,836)

Other income (expense):
Other income	609	609	1,643	2,156
Interest expense	(226)	(274)	(692)	(828)

Total other income, net	383	335	951	1,328

Net loss before income taxes	(7,783)	(8,159)	(23,445)	(19,508)

Income tax benefit	347	361	347	288

Net loss	$ (7,436)	$ (7,798)	$ (23,098)	$ (19,220)

Basic and diluted loss per share	$ (0.42)	$ (0.44)	$ (1.31)	$ (1.09)

Shares used in calculation of loss per share:
Basic and diluted	17,717	17,620	17,688	17,607

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

Nine months ended September 30	2003	2002

Cash flows from operating activities:
Net loss	$(23,098)	$(19,220)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization expense	2,157	2,342
Stock compensation expense	692	469
Other non-cash expense	1,320	1,323

Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(705)	(60)
Decrease in unearned revenue from corporate partners	(1,520)	(6,199)
Decrease in receivables from corporate partners	267	93
Decrease in other assets, net	517	1,460
Income tax benefits from exercise of stock options	-	350

Net cash used in operating activities	(20,370)	(19,442)

Cash flows from investing activities:
Purchases of property, plant and equipment	(196)	(1,953)
Purchases of marketable securities	(9,624)	(59,289)
Maturities and sales of marketable securities	32,816	55,200
Proceeds from sales of property and equipment	11	101

Net cash provided by (used in) investing activities	23,007	(5,941)

Cash flows from financing activities:
Principal payments under loans payable	(4,434)	(1,022)
Change in restricted cash	-	487
Exercise of employee stock options	-	2

Net cash used in financing activities	(4,434)	(533)

Net decrease in cash and cash equivalents	(1,797)	(25,916)
Cash and cash equivalents at beginning of period	12,248	51,062

Cash and cash equivalents at end of period	$10,451	$25,146

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
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

(2) COMPREHENSIVE INCOME
Comprehensive loss for the three-month periods ended September 30, 2003 and 2002 was $8,045,000 and $7,405,000, respectively. Comprehensive loss for the nine-month periods ended September 30, 2003 and 2002 was $23,332,000 and $19,076,000, respectively. The differences between net loss and comprehensive net loss are due to changes in the net unrealized gain (loss) on marketable securities.

(3) STOCK-BASED COMPENSATION
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

The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company has also issued restricted stock to key executives and records an expense over the vesting periods. The Company accounts for grants of stock options and restricted stock in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the options when the option grants have an exercise price equal to the fair market value at the date of grant. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure."

The Company occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and, accordingly, the Company recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period.

As of September 30, 2003 compensation expense has not been recognized for the stock option plans, except as noted above. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended Sept. 30, 2003	Three Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2002

Net loss as reported	$(7,436)	$(7,798)	$(23,098)	$(19,220)
Stock-based employee compensation included
in reported net loss	12	12	86	33
Total stock-based compensation expense
determined under fair value-based method for all
awards, including consultant compensation above	(1,611)	(2,826)	(5,110)	(8,450)

Net loss pro forma	(9,035)	(10,612)	(28,122)	(27,637)
Basic and diluted loss per share as reported	(.42)	(.44)	(1.31)	(1.09)
Basic and diluted loss per share-pro forma	(.51)	(.60)	(1.59)	(1.57)

In calculating the stock compensation expense above the Black-Scholes method was used with the following assumptions in order to calculate the fair value of the options for the three months ended September 30, 2003 and 2002, respectively: 1) an expected life of five years and five years; 2) a risk-free interest rate of 3.2% and 3.0%; 3) a volatility factor of 86% and 84%; and 4) an expected dividend yield of 0% and 0%. As additional options are expected to be granted in future years which may vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

(4) NET LOSS PER COMMON SHARE
The Company computes and presents net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share was based on the weighted average number of shares outstanding during the period. Diluted loss per share for the same periods was based on the weighted average number of shares after consideration of any dilutive effect of stock options. Since the Company has incurred a net loss for all periods presented, basic and diluted per share amounts are equivalent as the effect of potential common share equivalents is anti-dilutive. Total stock options outstanding (including both exercisable and non-exercisable) as of September 30, 2003 and 2002 were 5,011,709 and 4,910,714 respectively.

(5) INCOME TAXES
In the third quarter of 2003, the Company filed its 2002 tax return with the State of Connecticut and elected to exchange its 2002 research and development credits for cash at a rate of 65%. The Company recorded a benefit of $347,000, which is recorded in the statement of operations, and a corresponding income tax receivable for the same amount, which is included in other current assets.

(6) REDUCTION IN FORCE
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

Nine Months Ended September 30, 2003

	One-Time Benefits	Total

Accrual balance, beginning of year	$ 23	$ 23
Cash payments on costs	(23)	(23)

Accrual balance, end of quarter	$ -	$ -

(7) LOAN PAYABLE
In December 2001, the Company entered into a $17.5 million loan agreement with Webster Bank, a commercial banking institution (the "Bank"), which is collateralized by a mortgage on the real properties at 15 and 35 Northeast Industrial Road. The properties represent approximately two-thirds of the Company’s total physical facilities. A provision of the loan agreement required that the ratio of the outstanding loan balance less any cash collateral to the appraised value of the real property ("loan to value" ratio), as periodically determined by the Bank in its sole but reasonable discretion, will not exceed 72%. In the second quarter of 2003, the Company received notice from the Bank asserting that this ratio exceeded 72%. Neurogen was informed by the Bank that it was using a different standard in calculating the Company’s compliance with this covenant than that used when Neurogen and the Bank entered into the loan agreement and that federal regulations required the bank to use this different standard. In the third quarter, the Company and the Bank agreed to amend the loan to value ratio from 72% to 85%, and the Company agreed to pay $3.4 million of the loan balance, in addition to the previously scheduled loan repayments. As of the end of the third quarter the Company believes it is in compliance with all loan covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Judgments and Estimates
The discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Management makes estimates in the areas of revenue recognition, income taxes, stock-based compensation, and marketable securities, and bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. For a complete description of the Company’s accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, "Overview," and Notes to Consolidated Financial Statements in Neurogen Corporation’s Form 10-K for the year ended December 31, 2002. These judgments and estimates have not changed since year end.

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

Three Months Ended September 30, 2003 and 2002
The Company's operating revenues for each of the three month periods ended September 30, 2003 and 2002 were $1.5 million. Revenues for both periods consisted of license fees and funding for research services performed under the Aventis agreement (described below).

Research and development expenses, excluding non-cash stock compensation charges, decreased 1% for the three months ended September 30, 2003 compared to the same period in 2002, due to an increase in clinical trials expense for Neurogen’s Phase II inflammation trials, offset by decreases in salaries, benefits and laboratory expenses from a reduced research staff (lower by an average of 22%). In October 2002 the Company announced a reduction in force as part of its Operational Excellence program, in order to further enhance the efficiency of its drug development platform, reduce costs and to more closely align the Company’s investment of resources with long-term business goals. Research expenses were 86% and 83% of total operating expenses (excluding non-cash stock compensation charges) for the three months ended September 30, 2003 and 2002 respectively.

General and administrative expenses, excluding non-cash stock compensation charges, decreased 21% for the three months ended September 30, 2003 compared to the same period in 2002 due primarily to a reduced administrative staff (lower by an average of 22%), which resulted in lower salaries and benefits as well as decreases in legal and investor relations expenses as part of the company’s Operational Excellence program mentioned above, offset by an increase in the Company’s insurance expense.

The stock compensation expense portion of research and development and general and administrative expense is composed of continuing non-cash charges for grants of certain stock awards in 1997, 2001, 2002 and 2003 to certain officers of the Company and consultants. A portion of these stock compensation charges (those relating to the 1997 awards) are variable and as a result may fluctuate significantly in the future.

Other income, net of interest expense, was $0.4 million for the three months ended September 30, 2003 compared to $0.3 million for the same period in 2002. The $0.1 million increase in 2003 is primarily due to a decrease in interest expense as a result of a declining outstanding principal loan balance.

For the three month period ended September 30, 2003, the Company recorded a net income tax benefit of $0.3 million. This benefit is the result of the filing in September 2003 of the Company’s 2002 tax return with the State of Connecticut whereby the Company elected to exchange its 2002 research and development credits for cash at the statutorily provided exchange rate of 65%.

The Company recognized a net loss of $7.4 million for the three months ended September 30, 2003 compared to $7.8 million for the same period in 2002. The $0.4 million decrease in the 2003 net loss is primarily due to the decrease in operating expenses as described above.

Nine Months Ended September 30, 2003 and 2002
The Company's operating revenues for the nine months ended September 30, 2003 were $4.5 million compared to $12.4 million for the comparable period in 2002. The $7.9 million decrease consists of a $7.4 million decrease in license fee revenues and a $0.5 million decrease in research and development revenues. The decrease in license fees is due to a decrease in AIDD™ technology development and improvement services related to the Pfizer Technology Transfer Agreement (described below) which was concluded in June 2002 and the decrease in research revenues is due to variable timing of research services performed under the Aventis agreement (described below) due to stages of the research in progress.

Research and development expenses, excluding non-cash stock compensation charges decreased 12% for the nine months ended September 30, 2003 compared to the same period in 2002 due to a reduced staff (lower by an average of 19%), which resulted in lower salaries, benefits and laboratory expenses offset by an increase in clinical trials expense for Neurogen’s Phase II inflammation trials. In October 2002, the Company announced a reduction in force as part of its Operational Excellence program to further enhance the efficiency of its drug development platform, reduce costs and to more closely align the Company’s investment of resources with long-term business goals. Research expenses were 85% and 84% of total operating expenses (excluding non-cash stock compensation charges) for the nine months ended September 30, 2003 and 2002 respectively.

General and administrative expenses, excluding non-cash stock compensation charges, decreased 23% for the nine months ended September 30, 2003 compared to the same period in 2002 due primarily to a reduced administrative staff (lower by an average of 22%), which resulted in lower salaries and benefits as well as decreases in legal, consulting and investor relations expenses as part of the Company’s Operational Excellence program mentioned above, offset by an increase in the Company’s insurance expense.

The stock compensation expense portion of research and development and general and administrative expense is composed of continuing non-cash charges for grants of certain stock awards in 1997, 2001, 2002 and 2003 to certain officers of the Company and consultants. A portion of these stock compensation charges (those relating to the 1997 awards) are variable and as a result may fluctuate significantly in the future.

Other income, net of interest expense, was $1.0 million for the nine months ended September 30, 2003 compared to $1.3 million for the nine months ended September 30, 2002. The $0.3 million decrease in 2003 is primarily due to a decrease in investment income due to lower average cash and marketable securities balances offset by a decrease in interest expense as a result of a declining outstanding principal loan balance.

For the nine month period ended September 30, 2003, the Company recorded a net income tax benefit of $0.3 million. This benefit is the result of the filing in September 2003 of the Company’s 2002 tax return with the State of Connecticut whereby the Company elected to exchange its 2002 research and development credits for cash at the statutorily provided exchange rate of 65%.

The Company recognized a net loss of $23.1 million for the nine months ended September 30, 2003 compared to $19.2 million for the same period in 2002. The $3.9 million increase in the 2003 net loss is primarily due to decreases in operating revenues and investment income as described above, offset with the decrease in research and development and general and administrative expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003 and December 31, 2002, cash, cash equivalents and marketable securities in the aggregate were $53.3 million and $79.4 million, respectively. A total amount of $20.6 million of the marketable securities at September 30, 2003 have maturities greater than one year. However, the Company can and may liquidate such investments prior to maturity to meet its strategic and/or investment objectives. The Company's cash and other short-term investment levels decreased in the first nine months of 2003, due primarily to continued operating expenses and payments on outstanding loans (described below). This decrease was partially offset by the receipt of the funded research and development payments from Aventis. The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below. The Company plans to use its cash, cash equivalents and marketable securities for its research and development activities, working capital and general corporate purposes.

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

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. ("CII"). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years, bearing various interest rates which approximated 3.6%-7.5% from 1999 through 2003. Of these amounts received $12.1 million and $4.5 million remained outstanding as of September 30, 2003 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.4 million is due and payable in each of the next five years. Thereafter, approximately $9.6 million is payable in regular installments until the scheduled maturity dates, including a balloon payment of $2.5 million on the mortgage loan upon maturity in December 2011. As of September 30, 2003, Neurogen is not engaged in any significant lease or capital expenditure commitments.

Under the Webster Bank facility agreement the Company is required to comply with certain covenants, including a requirement that the Company maintain at least $25 million in cash and marketable securities and that the ratio of the outstanding loan balance less any cash collateral to the appraised value of the real property ("loan to value" ratio), as periodically determined by the Bank in its sole but reasonable discretion, will not exceed 72%. In the second quarter of 2003, the Company received notice from the Bank asserting that this ratio exceeded 72%. Neurogen was informed by the Bank that it was using a different standard in calculating the Company’s compliance with this covenant than that used when Neurogen and the Bank entered into the loan agreement and that federal regulations required the bank to use this different standard. In the third quarter, the Company and the Bank agreed to amend the loan to value ratio from 72% to 85%, and the Company agreed to pay $3.4 million of the loan balance, in addition to the previously scheduled loan repayments. As of the end of the third quarter the Company believes it is in compliance with all loan covenants.

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

As of December 31, 2002, the Company had approximately $112.5 million and $7.0 million of net operating loss and research and development credit carryforwards, respectively, available for federal income tax purposes, which expire in the years 2004 through 2022. The Company also had approximately $98.9 million and $3.9 million of Connecticut state tax net operating loss and research and development credit carryforwards, respectively, which expire in the years 2003 through 2022. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

COLLABORATIVE RESEARCH AGREEMENTS

Aventis
In December 2001, Neurogen entered into a collaboration and license agreement with Aventis pursuant to which Aventis made an initial payment of $10 million and agreed, among other things, to fund a specified level of resources for three years for Neurogen's program for the discovery and research of CRF-1 receptor-based drugs for a broad range of applications, including the therapeutic treatment of depression and anxiety disorders. Aventis has the option to extend the discovery and research effort for up to an additional two years or terminate the collaboration prior to its scheduled conclusion and transfer all rights to the collaborative program to Neurogen. As of September 30, 2003, the Company has received $6.4 million of research funding from Aventis. Neurogen is also eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved subject to the collaboration. In return, Aventis received the exclusive worldwide rights to develop, manufacture and market collaboration drugs that act through the CRF-1 receptor, for all therapeutic indications for which the drugs may be used. Aventis will pay Neurogen royalties based upon net sales levels, if any, for collaboration products. Also under the agreement, Aventis is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any.

Pfizer
In June 1999, Neurogen and Pfizer entered into the Pfizer Technology Transfer Agreement. Under the terms of this agreement, Pfizer agreed to pay Neurogen up to a total of $27.0 million over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD™ technologies for the discovery of new drugs, along with the installation of an AIDD™ system. Additional payments were also possible upon Pfizer's successful utilization of this technology. Pfizer received a non-exclusive license to certain AIDD™ intellectual property and the right to employ this technology in its own drug discovery programs. As of September 30, 2003, Pfizer had provided $29.0 million pursuant to the Pfizer Technology Transfer Agreement, which terminated on schedule in June 2002. Total fees include a $2.0 million one-time payment in December 2002 to satisfy all future obligations from Pfizer’s use of the AIDD™ technology.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities" to improve financial reporting by enterprises involved with variable interest entities. The Interpretation addresses how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not hold any investments or interest that would be considered variable interest entities and, accordingly, the adoption of FIN No. 46 did not have any impact on the Company’s operating results or financial position.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments. The standard is effective for new or modified financial instruments after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments within the scope of SFAS No. 150 and, accordingly, the adoption of SFAS No. 150 was not material to the Company’s operating results or financial position.

In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard is effective for transactions after June 30, 2003. The adoption of SFAS No. 149 was not material to the Company’s operating results or financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the quarter, September 30, 2003, management, including the Company's Chief Executive Officer and Chief Business Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Business Officer concluded that the disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report. Management, including the Company's Chief Executive Officer and Chief Business Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

Part II - Other Information

Item 1. Legal Proceedings

Not applicable for the third quarter ended September 30, 2003.

Item 2. Changes in Securities and Use of Proceeds

Not applicable for the third quarter ended September 30, 2003.

Item 3. Defaults upon Senior Securities

Not applicable for the third quarter ended September 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable for the third quarter ended September 30, 2003.

Item 5. Other Information

Not applicable for the third quarter ended September 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Company filed an 8-K reporting its financial results in a press release on November 12, 2003.

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

Stephen R. Davis Executive Vice President and Chief Business Officer Date: November 14, 2003