Form 10-K
period 2003-12-31
NEUROGEN CORP
filed 2004-03-15
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [    ]

The approximate aggregate market value of the registrant’s Common Stock held by non-affiliates was $65,622,906, based on the closing price of a share of Common Stock as reported on the NASDAQ National Market on June 30, 2003, which is the last business day of the registrant’s most recently completed second fiscal quarter. In determining the market value of non-affiliate voting stock, shares of Common Stock beneficially owned by officers and directors and one shareholder owning more than 20% of the Common Stock have been excluded from the computation. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any person as to the status of such person.

As of March 1, 2004, the registrant had 19,892,646 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Neurogen Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2004 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

NEUROGEN CORPORATION
ANNUAL REPORT ON FORM 10-K

For the Year Ended December 21, 2003

SIGNATURES

EXHIBIT INDEX

PART I

ITEM 1. BUSINESS

Overview

Neurogen Corporation (Nasdaq: NRGN) ("Neurogen" or the "Company"), incorporated under the laws of the State of Delaware in 1987, is a drug discovery and development company targeting new small molecule drugs to improve the lives of patients suffering from disorders with significant unmet medical needs including inflammation, pain, insomnia, depression and obesity. Neurogen has generated a portfolio of compelling new drug programs through its fully integrated drug discovery and development processes. Neurogen’s Accelerated Intelligent Drug Discovery ("AIDD" ™) process and its expertise in cellular functional assays enhance the Company's ability to rapidly and cost effectively identify small molecule drug candidates. Small molecule drugs typically are suitable for oral administration as a pill, while large molecule drugs typically are administered by injection. The Company conducts its research and development independently and, when advantageous, collaborates with leading pharmaceutical companies during the drug research and development process to obtain additional resources and to access complementary expertise. Currently, Neurogen has active collaborations with Pfizer Inc. ("Pfizer"), Aventis Pharmaceuticals, Inc. ("Aventis"), and Merck Sharp & Dohme Limited ("Merck"), a subsidiary of Merck & Co., Inc.

Neurogen has diversified its drug discovery and development efforts across a broad number of disease-related targets and employs a strategy designed to efficiently discover multiple drug candidates for each target. In addition, several of the Company’s programs focus on medical targets which are implicated in numerous, related disease states. Throughout the pharmaceutical industry, a small minority of all drug candidates successfully overcome all of the development obstacles on the way to commercialization. Because of this very high attrition rate, the Company believes that the value of a drug discovery and development company’s pipeline is best measured by the company’s ability to rapidly discover multiple generations of improved candidates within each of several programs.

Neurogen believes that its ability to rapidly and systematically produce multiple generations of incrementally improved drug candidates in multiple programs represents a competitive advantage. Although much smaller than major pharmaceutical companies, Neurogen has discovered ten small molecule drug candidates that, in collaboration with our pharmaceutical company partners, have entered human clinical trials. During 2003, the Company completed an exploratory Phase IIa trial (see Government Regulation section below) in asthma of its lead drug candidate for the treatment of inflammatory disorders (see Neurogen Drug Programs section below). An exploratory Phase IIa study in rheumatoid arthritis, also begun during 2003, continued into 2004. Neurogen owns all commercial rights to this program. Our partner, Pfizer, continued to conduct Phase I human trials, begun in March 2002, for a drug candidate from the Company's program for the treatment of insomnia.

Background on the Drug Discovery Industry

Most drugs work by binding to a particular protein, cell, or receptor, called a target, in the human body, thereby altering communication between cells or otherwise regulating cellular activity. Therefore, the traditional path to discovering small molecule drugs typically begins with the identification of a biological target that is believed to regulate cellular communication or activities, which could be modulated to treat a given disorder. A test, or assay, is then developed in order to expose many chemical compounds to the biological target and determine whether any of the compounds interact with the target. Such an assay facilitates the screening of the target against a library of many compounds that have been synthesized in the laboratory. Compounds that bind to the target protein and alter its activity are referred to as "hits." Medicinal chemists then create many new compounds that are chemically similar to the original hit in an effort to improve, or optimize, these newer hits until they have sufficient potency to become lead drug candidates and then improve their "drug-like" properties, such as gastrointestinal absorption, stability, freedom from unwanted activities, etc., with the goal of producing a successful drug development candidate.

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

Neurogen’s Competitive Advantage

Neurogen’s drug discovery and development platform is designed to rapidly discover small molecule drug candidates for medical targets where other pharmaceutical or biotechnology companies have failed or for recently discovered targets. The Company’s proprietary AIDD™ platform enables the rapid and efficient discovery of compounds that hit potential drug targets, evaluate the utility of those targets, and optimize useful hits into new drug candidates. Neurogen’s VR1 program for the management of pain, now partnered with Merck, is an example of the Company’s ability to establish a leading position in an important new area of drug discovery. Neurogen’s ability to rapidly discover small molecule drug candidates enabled it to quickly generate hits sufficient to evaluate the potential utility of this new target for the relief of pain and then establish a significant intellectual property position. In addition to establishing the first patent publications on small molecule VR1 antagonists, Neurogen has been awarded a patent on a human VR1 receptor gene sequence, has filed broad applications encompassing highly potent chemotypes, and has patent applications pending on the general use of VR1 antagonists for the treatment of pain.

Neurogen discovers and develops small molecule drugs. Small molecule drugs are usually more stable and easily absorbed than large molecule drugs, and so in most cases may be administered as an orally-administered pill, a patch, or an ointment. In addition, small molecule drugs are generally much easier and less expensive to manufacture, distribute, and store. Protein-based large molecule drugs typically are administered by injection and require refrigeration, while most small molecule drugs do not. Small molecule drugs can also be safely shipped and stored at regular temperatures. Small molecule drugs that can be taken orally currently make up about three quarters of the sales of the top 100 prescription drugs. Where there is a choice, patients generally would rather take a pill by the oral route of administration than an injection.

Neurogen's Business Strategy

Neurogen’s goal is to bring approved drugs to patients suffering from disorders with unmet medical need. Key elements of the Company’s business strategy to achieve this goal follow:

  Create a risk-balanced drug portfolio. To increase the probability of successful drug discovery and development efforts, Neurogen is pursuing multiple targets with multiple drug candidates. The Company is concentrating its efforts on key therapeutic areas (inflammation, pain, insomnia, depression and obesity) within which clinical indications may be developed for a variety of disorders. The Company believes that its ability to efficiently produce multiple generations of candidates in multiple programs using AIDD™ represents an important element of its strategy to address the very high attrition rates inherent in the drug development process and increase incrementally the probability of successfully advancing one or more candidates to market.
  Expand development capability. Neurogen possesses a powerful drug discovery capability, which is closely linked to pharmaceutical development and clinical initiatives to continuously optimize drug properties. The Company believes this integrated approach will aid in the development of compounds in the clinic, and is deploying additional resources to support the early clinical trials of lead drug candidates.
  Selectively partner drug programs. Neurogen's partnering strategy seeks to retain ownership and control of some programs – taking them further into human clinical testing – while partnering other programs at earlier stages, so that the Company’s risk is balanced while seeking to maximize return for shareholders. Neurogen’s development capabilities enable the Company to pursue a flexible business model of partnering programs when competitively and economically advantageous. When Neurogen partners programs, it seeks to collaborate with pharmaceutical leaders with a complementary set of demonstrated strengths and resources.

Components of Neurogen's Discovery and Development Platform

The Company’s AIDD™ system, as well as its focused compound library and Virtual Library™, are key components of the drug discovery infrastructure. AIDD™ is an integrated system of hardware, software, and processes that allow scientists to improve on the trial and error approach traditionally associated with drug discovery and development. This system incorporates automated robotics guided by state-of-the-art computerization, including neural network-based artificial intelligence, to aid the Company’s scientists in the design, modeling, synthesis and screening of new chemical compounds.

Neurogen’s AIDD™ system works in tandem with the Company’s focused compound library. Instead of randomly generating a compound library as many other pharmaceutical and drug discovery companies have done, Neurogen has chosen to bias or "enrich" its compound library in favor of selected families of compounds. Because the number of small molecule organic compounds that can be synthesized is virtually infinite, the Company believes that to be successful in the drug discovery process, it is not the biggest or most diverse library that counts, but rather the richest and most intelligently designed.

Also critical to Neurogen’s drug discovery and development capabilities is the Company’s biological expertise. Neurogen believes that its expertise in receptor biology is a competitive advantage and utilizes this expertise in the design and construction of screening assays to capitalize on medical targets. The Company focuses on discovering novel drugs, and all of the drug candidates that have entered human testing in clinical trials have worked by distinctly new target mechanisms, which have the potential to provide significant therapeutic advantages over existing drugs.

Neurogen Drug Programs

By discovering and developing drug candidates specifically targeting a new mechanism, Neurogen’s programs offer the potential for introducing new drugs which are differentiated from drugs currently on the market. In addition, drugs active against new targets may offer the possibility of adding to or synergistically improving existing therapy.

The Company is in the early stage of product development and does not expect to have any products resulting from its research efforts commercially available for a number of years, if at all. To date, the Company has stopped developing eight compounds which had previously been in clinical development. Currently, Neurogen has several compounds in preclinical development, one compound in Phase IIa human clinical trials and one compound in Phase I human clinical trials. All of the Company's compounds currently being developed, whether in human clinical trials or not will require significant additional research, development and testing before they can be commercialized. Neurogen cannot accurately predict the time required or the cost involved in commercializing any new drug. In addition, developing new drugs is an extremely uncertain process, and unanticipated developments such as clinical or regulatory delays, unexpected side effects in test patients, or ineffectiveness would slow or prevent the development of a product. If Neurogen is unable to commercialize any drug products, the Company will never achieve product revenues and may eventually be unable to continue operating. This result would cause investors to lose all or a substantial portion of their investment.

The following table summarizes the most advanced programs in the Company’s current drug pipeline:

Disorder	Target Mechanism	Program Status	Commercial Rights
Inflammation and Autoimmune Disease: Rheumatoid Arthritis Asthma	C5a	Phase IIa (NGD 2000-1) Phase IIa (NGD 2000-1) completed January 2004; did not achieve statistical significance on primary endpoint.	Neurogen
Insomnia	GABA	Phase I (NGD 96-3)	Pfizer Marketing/Neurogen Royalty
Pain	VR1	Preclinical Development	Merck Marketing/Neurogen Royalty
Depression and Stress	CRF-1	Preclinical Development	Aventis Marketing/Neurogen Royalty
Obesity	MCH-1	Preclinical Research	Neurogen

Below, Neurogen’s most significant active drug development programs are described in detail.

Inflammation Program: C5a receptor antagonist

Inflammatory and autoimmune conditions are debilitating diseases afflicting millions of Americans, causing substantial human suffering, and impacting the United States economy with significant health care costs and lost productivity. These diseases include many different forms of arthritis, autoimmune diseases, and pulmonary disorders. Most are chronic and many cause life-long pain, disability, or disfigurement. These diseases affect people of all ages, racial and ethnic populations, and economic strata.

The body’s natural immune system includes a biological response referred to as the complement cascade. One component of the complement system is represented by the C5a protein, which promotes inflammation, attracts white blood cells, and may trigger the immune system to start attacking the body's own tissues, an inappropriate reaction central to autoimmune and inflammatory diseases. Neurogen scientists believe that blocking the activation of the C5a receptor of the immune system’s complement cascade may work to treat inflammation in rheumatoid arthritis (RA) and other autoimmune diseases.

RA involves inflammation in the lining of the joints and/or other internal organs. It is a systemic disease affecting the entire body and is one of the most common forms of arthritis, characterized by the inflammation of the membrane lining the joint, resulting in pain, stiffness, warmth, redness and swelling. Industry surveys indicate that this disease affects 2.6 million Americans.

Certain types of arthritis can occur as early as infancy. In children, the most common form is called juvenile rheumatoid arthritis ("JRA"). The Arthritis Foundation estimates that this condition affects an estimated 30,000 to 50,000 children in the Unites States. The American College of Rheumatology estimates that the number of children in the U.S. suffering from JRA may be as high as 150,000.

Currently, several types of drugs are used to treat rheumatoid arthritis. Recently, drugs which inhibit the tumor necrosis factor alpha ("TNFa") protein, such as Enbrel® and Remicade®, have demonstrated the ability to not only treat the symptoms of rheumatoid arthritis but also slow the progression of the disease by inhibiting the destruction of healthy joint tissue. However, as large molecule proteins, these drugs must be taken by injection and are expensive to manufacture, distribute and administer. Anti-tumor necrosis factor drugs also have some side effects such as development of antinuclear antibodies (these are antibodies seen in various autoimmune diseases such as Lupus); Urticaria (reddish blotchy areas on the skin), infections, and rejection of these antibodies by the patient’s own immune system (similar to the body's rejection of an organ transplant).

Other drugs used to treat rheumatoid arthritis include the COX-2 inhibitors. Since the synthesis of aspirin in 1897, inhibitors of cyclooxygenase (an enzyme that controls inflammation) have been a source of relief from arthritis pain. These drugs are now collectively called non-steroidal anti-inflammatory drugs ("NSAID’s"). The newest generation of NSAID’s is called COX-2 selective inhibitors. Brand names of this type of medication include Celebrex® and Vioxx®. While COX-2 inhibitors are small molecule drugs and feature less risk of side effects such as blood thinning or stomach ulceration than earlier treatments, these drugs do not slow the tissue destruction associated with the progression of rheumatoid arthritis.

Neurogen believes that blocking the C5a receptor in patients with rheumatoid arthritis may inhibit the destruction of healthy tissue by blunting the immune system’s overreaction to the presence of the C5a protein. The Company believes that its small molecule drug candidate, taken as a pill for the treatment of rheumatoid arthritis, may offer many of the advantages of the COX-2 inhibitors with the potential, because a small molecule drug should be able to enter the synovial fluid of joints, to also slow the progression of the disease.

The Company has identified several small molecule compounds that potently block the activation of C5a receptors. Phase I study results indicated that the Company’s lead compound in this program, NGD 2000-1, was safe and well tolerated in single and multiple ascending doses and also identified that the compound inhibits cytrochrome P450 3A4 ("3A4"), a metabolic enzyme found in the liver, which metabolizes many drugs. This characteristic may limit the use of NGD 2000-1 by patients also taking other medications which are metabolized by the 3A4 enzyme. Further studies will be required to determine the extent of any such limitation, to development or commercialization.

NGD 2000-1 is currently in exploratory Phase IIa clinical trials for treatment of RA. In this exploratory study, Neurogen is examining the ability of the compound to lower the levels of C-reactive protein ("CRP"), a biomarker in RA, in patients with mild to moderate conditions. The study is also examining secondary endpoints of clinical signs and symptoms. The study is multi-centered, double-blinded and placebo-controlled and explores multiple doses of NGD 2000-1. Neurogen expects to conclude this study in the second quarter of 2004. The Company will evaluate its development plan for NGD 2000-1 based on the results of the Phase IIa study and further testing regarding the 3A4 enzyme inhibition, designed to identify the extent of specific drug interactions. NGD 2000-1 may be more appropriate for use in patient populations where the number of medications prescribed per patient is low. JRA may be an example of a patient population with few concomitant medications and where NGD 2000-1 might offer therapeutic benefit. It is also possible that the Company may determine that NGD 2000-1 is not appropriate for further development.

In January 2004, results of an exploratory Phase IIa trial studying the safety and preliminary efficacy of NGD 2000-1 in patients with mild to moderate asthma were reported. The trial was multi-centered, double-blinded, and placebo-controlled and assessed multiple doses of NGD 2000-1 using improvement in lung capacity as measured by forced expiratory volume in one second (FEV-1) as the primary endpoint. In this study, NGD 2000-1 did not demonstrate a statistically significant therapeutic benefit with respect to the primary and most secondary predetermined endpoints.

To date, Neurogen has retained all rights to its C5a antagonist program.

Insomnia Program: unique GABA modulation profile

Recent studies indicate that as many as 20 million people in the United States experience chronic insomnia and an additional 20 to 30 million Americans experience intermittent sleep disorders. While currently marketed drugs to treat sleep disorders, known as hypnotics, are effective, they may cause numerous side effects, including "hangovers," rebound insomnia, short-term memory loss and addiction. Neurogen is developing drugs to treat sleep disorders, primarily insomnia, which selectively modulate certain subtypes of the gamma-aminobutyric acid ("GABA") neurotransmitter system.

The link between the GABA system and sleep is illustrated by the Benzodiazepine class of drugs such as Valium®, which cause sleepiness, and by drugs marketed to treat insomnia such as Ambien® and Sonata®, which work through the same broad range of GABA receptors as the benzodiazepines. Neurogen has identified drug candidates to treat insomnia that have a more specific GABA receptor binding profile than currently marketed drugs. Animal studies, to date, suggest that these compounds are efficacious in inducing sleep with fewer side effects than existing therapies. Drugs to treat insomnia should not only induce sleep but they should have pharmacokinetic properties, which cause the drug to work quickly and then be out of the system before morning.

Pfizer, Neurogen's partner in this program, is currently evaluating the Company's lead compound, NGD 96-3, which entered Phase I clinical studies in the first quarter of 2002. Pfizer has now completed three single dose studies exploring the safety, pharmacokinetics and preliminary efficacy of NGD 96-3 and is further assessing the safety profile and commercial potential of the compound. Neurogen has initiated discussions with Pfizer to explore various options to advance the clinical development of NGD 96-3.

In a Phase I, placebo-controlled, single rising dose study of the safety and pharmacokinetics of NGD 96-3, the compound was well-tolerated in healthy volunteers. Reports of sleepiness by treated subjects in this study were consistent with the expected action of the drug.

Pfizer has also performed a separate human efficacy study of two dose levels of NGD 96-3 in healthy volunteers using the marketed drug zolpidem (Ambien®) and placebo as controls. In that study, when compared to subjects taking a placebo, both doses of NGD 96-3 significantly reduced the latency (or length of time) required for healthy subjects to fall into an EEG-defined sleep state during the day.

To further assess the safety profile of NGD 96-3, Pfizer has also conducted an additional single dose study in healthy volunteers. Given the broad patient population eligible for treatment and the availability of existing therapies, assessing the safety profile is a critical step in the development of drugs for the treatment of insomnia.

Pain Management Program: VR1 receptor antagonist

Industry sources estimate more than 100 million people in the United States suffer from some type of acute or chronic pain sufficient to significantly impact their lives. Not only does such chronic pain adversely affect physical and psychological well being, it also costs society in lost productivity, health care expenditures, and disability compensation. Among cancer patients, available estimates suggest that chronic pain affects up to 95% of patients with advanced disease with less than 50% of these experiencing effective pain relief.

The Company believes that its approach to pain management offers the potential to relieve pain without the side effect profile of existing pain drugs. Neurogen and its partner Merck have advanced lead candidates from their vanilloid receptor-1 program into formal preclinical development and are also advancing additional, highly potent candidates for potential development in this program. The program is initially targeting pain and urinary incontinence, with additional indications possible.

Studies which model inflammatory pain in genetically altered mice lacking the VR1 receptor indicate a role of VR1 role in the sensation of noxious heat as well as thermal hyperalgesia (heightened sensitivity to pain). Neurogen researchers believe that a drug which blocks the VR1 receptor could benefit patients suffering from various types of inflammatory pain states and specific types of nociceptive, or localized, pain.

Neurogen has established a significant intellectual property position on this new target for the relief of pain. In addition to establishing the first patent publications on small molecule VR1 antagonists, the Company has been awarded a patent on a human VR1 receptor gene sequence, has broad applications filed encompassing highly potent chemical templates, and has patent applications pending on the general use of VR1 antagonists for the treatment of pain.

Neurogen entered into a collaboration agreement for VR1 research and development with Merck (described below) in December 2003.

Depression/Anxiety Program: CRF-1 receptor antagonist

Depression and anxiety are two of the most prevalent mental illnesses in the United States, affecting approximately 22 million people or 11.6% and 9 million or 4.8%, respectively, of the adult population annually, according to recent industry surveys. While recent pharmaceutical research has led to improved drugs such as Prozac® for the treatment of depression, these medications are limited in their use, primarily because of slow onset of therapeutic action (often greater than 10 days from the commencement of dosing), lack of efficacy in some patients, and side effects such as sexual dysfunction.

Anxiety and stress are conditions commonly associated with depression. A number of neuropeptide receptors that appear to be involved in stress responses, including receptors for CRF-1, exhibit altered characteristics in depressed patients.

Neurogen believes that an orally available drug candidate that blocks the CRF-1 receptor may be efficacious in relieving depression, anxiety and/or stress related disorders. A number of companies are seeking to develop CRF-1 drug candidates. To date, many companies have experienced difficulties in identifying CRF-1 blockers, which have drug properties appropriate for commercialization. Neurogen believes this is due to the fact that the scope of known chemical structures which block CRF-1 is relatively narrow.

Neurogen has discovered a number of compounds that block the CRF-1 target and have demonstrated efficacy in animal models of depression and stress. Importantly, the chemical structure of these compounds is significantly outside of the scope of known CRF-1 blockers. The Company believes these novel chemical templates may provide an avenue for avoiding many of the development issues of earlier CRF-1 structures investigated in the industry.

In December of 2001, Neurogen entered into a collaborative agreement with Aventis (described below) to research and develop compounds to modulate CRF-1 receptors. Progress in the Company’s research and development collaboration with Aventis resulted in the achievement of a preclinical milestone in December 2003, which triggered the payment of $1 million to Neurogen in January 2004. Neurogen and Aventis are working together to advance their preclinical compound through the rigorous testing necessary prior to an IND filing.

Obesity/Diabetes Program: MCH-1 receptor antagonist

Neurogen is optimizing lead compounds blocking the melanin concentrating hormone receptor-1 ("MCH-1"), which is an important mediator of food intake. These receptors are expressed in the hypothalamus, the feeding center of the brain. While obesity is caused by a complex process involving many hormones, neurotransmitters, nerve cells, and genes, the MCH neurotransmitter is now known to play a key role in controlling eating behavior. In preclinical studies, removing the MCH peptide or receptor gene has resulted in lean animals, while administering MCH caused increased weight gain. The Company is currently optimizing lead drug candidates in this program and further exploring in animal models the potential utility of MCH-1 antagonists. Neurogen owns all commercial rights to its MCH-1 receptor antagonist program.

Neurogen Collaborations

Neurogen conducts its research and development independently and, when advantageous, collaborates with global pharmaceutical companies during the drug development process to obtain additional resources and to access complementary expertise. The Company's collaboration agreements may provide funding for drug discovery and development programs as well as clinical, manufacturing, marketing, and sales expertise. At the same time, Neurogen has retained certain rights to future royalties or profit sharing for successful drugs resulting from collaborative programs. These strategic alliances balance the Company's exposure to research and development risks inherent in the industry while retaining a share in the success of future products.

A summary of the material terms of agreements that relate to three currently partnered programs follows:

The 1994 Pfizer Agreement – covers the Company’s GABA-based sleep disorder program as partnered with Pfizer

  Pfizer purchased approximately 1.1 million shares of Neurogen common stock for approximately $9.9 million.
  Neurogen received funding from 1994 through 2001 for research under this program. Clinical development of NGD 96-3, a drug candidate discovered under the collaboration, continues under Pfizer management.
  Pfizer has the right to determine when to advance compounds in the clinical process.
  Neurogen will receive milestone payments if specified development and regulatory objectives are achieved.
  Pfizer received the exclusive worldwide license to manufacture, use, and sell GABA-based sleep disorder products discovered during the research collaboration (the period 1994 through 2001).
  Pfizer is required to pay Neurogen royalties based on net sales levels, if any, for such products.

The 2001 Aventis Agreement – covers the Company’s CRF-1-based depression and anxiety program

  Aventis paid $10 million for the licensing of Neurogen’s CRF-1 drug candidates and technology.
  Neurogen receives a total of $11.25 million in committed research payments for the three-year period ending in December 2004.
  Neurogen receives milestone payments if specified development and regulatory objectives are achieved. The company achieved a preclinical milestone in December 2003 and received the preclinical milestone payment of $1 million in January 2004.
  Aventis received the exclusive worldwide license to manufacture, use and sell CRF-1 receptor modulator products developed in the collaboration.
  Aventis is required to pay Neurogen royalties based on net sales of any such products.

The 2003 Merck Agreement – covers the Company’s VR1-based pain management program

  Merck purchased approximately 1.8 million shares of Neurogen common stock for $15 million.
  Merck paid Neurogen a $15 million license fee.
  Neurogen receives $16.8 million in committed research funding and license maintenance payments for the three-year period ending in December 2006.
  Merck has the option to extend the discovery and research effort for up to an additional two years or to terminate the agreement after two years and transfer certain rights to the collaborative program to Neurogen.
  Neurogen will receive milestone payments if specified development and regulatory objectives are achieved. The Company is eligible to receive milestone payments on all VR1 compounds discovered by either company prior to or during the collaboration with the exception of a single early milestone payment on a Merck compound in preclinical development at the time the collaboration was struck. Neurogen is eligible to receive milestone payments on multiple indications.
  Merck received the exclusive worldwide license to manufacture, use, and sell VR1 receptor modulator products developed in the collaboration.
  Merck is required to pay Neurogen royalties based on net sales levels, if any, for such products. Neurogen is eligible to receive royalty payments on all VR1 compounds discovered by either company prior to or during the collaborative research program.

Neurogen incurred research and development costs (net of stock compensation) of $32.8 million, $34.1 million, and $34.5 million for the years ending December 31, 2003, 2002 and 2001, respectively. During those same time periods, the Company recognized research and development revenue from its collaboration agreements (including the agreements described above and other prior agreements), of $4.8 million, $4.3 million, and $3.1 million respectively. Thus, during those time periods, overall research and development revenue, as a percentage of total research and development costs (for both partnered and unpartnered programs), was 15 percent, 13 percent, and 9 percent, respectively.

Patents and Proprietary Technology

Neurogen’s success depends, in part, on the Company’s ability to obtain and enforce patents, maintain trade secrets and operate without infringing the intellectual property rights of third parties. Neurogen files patent applications both in the United States and in foreign countries, as the Company deems appropriate, for protection of both products and processes. As of December 31, 2003, Neurogen is the sole assignee of 222 issued United States patents and numerous foreign patents.

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

Neurogen also relies heavily on trade secrets and confidentiality agreements with collaborators, advisors, employees, consultants, vendors and other service providers. The Company cannot assure you that these agreements will not be breached or that trade secrets will not otherwise become known or be independently discovered by competitors. Neurogen’s business would be adversely affected if competitors were able to learn the Company’s secrets or if the Company were unable to protect its intellectual property. Neurogen is not currently party to any contract that would obligate the Company to pay royalties to any third party on any compound in its current portfolio.

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

Manufacturing

Neurogen is currently relying, in part, on third-party manufacturers to produce large quantities of development candidate compounds for preclinical development and to produce dosage forms of these candidates to support clinical trials.

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

Merck will be responsible for manufacturing, or having manufactured, drugs for clinical trials which are subject to the Merck Agreement, and has the right to manufacture future products under the collaboration, if any, for commercialization.

With respect to compounds not currently subject to collaborations, the Company currently utilizes third-party manufacturers for preclinical development and clinical trials.

Sales and Marketing

Neurogen’s strategy is to market any products it develops in the future either directly or through co-promotion arrangements or other licensing arrangements with large pharmaceutical or biotechnology companies. The Company does not expect to establish a direct sales capability for at least the next several years, though it may pursue such a capability in the future. Pfizer has the right to market worldwide future products, if any, resulting from the 1994 Pfizer Agreement. Aventis has the right to market worldwide future products, if any, resulting from the Aventis Agreement. Merck has the right to market worldwide future products, if any, resulting from the Merck Agreement.

Government Regulation

The production and marketing of products Neurogen may develop in the future, as well as research and development activities, are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous federal regulation (Food and Drug Administration or FDA) and, to a lesser extent, state regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory framework will take a number of years and involve the expenditure of substantial resources.

The steps required before a pharmaceutical agent may be marketed in the United States include:

  Preclinical laboratory tests, in vivo preclinical studies and formulation studies,
  The submission to the FDA of an Investigational New Drug Application (IND) for human clinical testing which must become effective before human clinical trials can commence,
  Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug,
  The submission of a New Drug Application (NDA) or Product License Application to the FDA, and
  FDA approval of the NDA or Product License Application prior to any commercial sale or shipment of the drug.

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

Clinical trials involve the administration of the new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an Independent Institutional Review Board at the institution where the study will be conducted. The Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution. Compounds must be formulated according to Good Manufacturing Practices.

Clinical trials are typically conducted in three sequential phases, but the Phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects, the drug is typically tested for safety (no adverse side effects), absorption, dosage tolerance, metabolism, bio-distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II typically involves studies in a limited patient population to:

  Determine the efficacy of the drug for specific, targeted indications.
  Determine dosage tolerance and optimal dosage.
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

The results of the pharmaceutical development, preclinical studies, and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Consequently, there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information or require post-marketing testing and surveillance to monitor the safety of a company’s products if it does not believe the NDA contains adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that an NDA does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

Employees

As of December 31, 2003, the Company had 155 full-time employees, of which 123 persons were scientists and, of these scientists, 59 had Ph.D.s or other doctoral degrees. None of the employees are covered by collective bargaining agreements, and the Company considers relations with employees to be good. All current scientific personnel have entered into confidentiality and non-competition agreements with the Company.

Research and Development Expenses

The Company incurred research and development expenses of $32.8 million, $34.1 million and $34.5 million in 2003, 2002, and 2001, which exclude non-cash stock compensation charges of $0.3 million, $0.1 million and $0.9 million, respectively.

Available Information

The Company’s website address is www.neurogen.com. We have included our website address as an inactive textual reference and do not intend it to be an active link to our website. The information that appears on our website is not part of this Form 10-K. Neurogen makes available free of charge through its website all of the Company’s filings with the Securities and Exchange Commission ("SEC"), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports. The Company’s filings are made available as soon as reasonably practicable after such material is electronically filed with the SEC. Copies without exhibits are also available, without charge, from Neurogen Corporation, 35 Northeast Industrial Road, Branford, CT 06405.

ITEM 2. PROPERTIES

The Company conducts its operations in laboratory and administrative facilities on a single site located in Branford, Connecticut. The total facilities under ownership comprise approximately 148,000 square feet, of which 106,000 square feet is in use. Approximately 27,000 square feet has not yet been adapted for the Company’s research and development efforts and approximately 15,000 square feet is currently leased to a third party.

In 1995, the Company leased approximately 24,000 square feet of a 39,000 square foot building under a ten-year agreement, which provided an option to purchase the entire facility effective after the fifth year of the original term of the lease. In January 2001, Neurogen acquired the entire facility for $2.4 million. The additional 15,000 square feet continues to be leased through Neurogen to the third-party tenants who occupied the facilities at the time of purchase.

ITEM 3. LEGAL PROCEEDINGS

The Company knows of no material litigation or proceeding pending or threatened to which Neurogen is, or may become, a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

CAUTIONARY STATEMENT FOR PURPOSES OF THE
"SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

Except for historical matters, the matters discussed in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or any rules, regulations or releases of the Securities and Exchange Commission with respect thereto. Forward-looking statements in this Form 10-K include, but are not limited to, statements in Item 1 under the caption "Neurogen’s Business Strategy" and "Business – Neurogen Drug Programs" with respect to the Company’s various product development programs and statements in Item 7 under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations" with respect to the sufficiency of the Company's cash balance to fund planned operations. In addition, the Company may from time to time make forward-looking statements in the future.

Neurogen wishes to caution readers and others to whom forward-looking statements are addressed, that any such forward-looking statements are not guarantees of future performance and that actual results may differ materially from estimates in the forward looking statements. In addition to the important factors described elsewhere in this Form 10-K and the Company’s other filings with the Securities and Exchange Commission, the following important factors, among others, could affect Neurogen's actual future results and could cause such results to differ materially from estimates expressed in any forward-looking statements made by, or on behalf of, Neurogen:

  Failures, difficulties or delays in discovery, research, development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, including without limitation any unanticipated pre-clinical or clinical failures, delays, delays in regulatory approvals, the failure to develop follow-on candidates in a given program, the failure to attract or retain scientific and management personnel, adverse side effects or inadequate therapeutic efficacy or inadequate drug properties which could prevent or slow product development efforts at any stage of product development by delaying or preventing clinical trials, delaying or preventing regulatory approval for commercialization or adversely affecting the risks and potential rewards of individual candidates and the ultimate acceptance by the market. A very significant majority (estimated to be between 80 and 90 percent) of all drugs which enter human clinical trials fail to reach the market.
  Vigorous competition within the Company’s anticipated product markets, including without limitation competition from fully integrated pharmaceutical companies, specialty biotechnology companies and platform technology companies, many or all of which may have substantially greater capabilities, experience and resources than the Company.
  Risk that competitors will succeed in developing technologies (including drug discovery techniques) and products that are more effective than those of the Company or that are commercialized prior to similar technologies or products of the Company.
  Neurogen’s dependence on decision-making and performance of its corporate partners with respect to research and development funding, preclinical evaluation of drug candidates, human clinical trials of drug candidates, regulatory filings and manufacturing and marketing expertise with respect to most of its most advanced compounds.
  Risk that Neurogen’s interests will not coincide with those of its collaborators with respect to the evaluation of candidates, the timing or conduct of clinical development of compounds, the future production of developed products or strategies with respect to development and commercialization of such products.
  Risk that actual research and development costs and associated general and administrative costs may exceed budgeted amounts for a variety of reasons, including the uncertainty of product development in the pharmaceutical industry.
  Risk that drug targets pursued by the company may prove to be invalid after substantial investments by the Company.

  Inability to obtain sufficient funds through future collaborative arrangements, technology transfers, equity or debt financings or other sources to continue the operation of the Company’s business which may require the Company to reduce substantially or eliminate expenditures for product development, to relinquish rights to certain of its technologies or potential products or to cease operations.
  Risk that the Company's patents and trade secrets and confidentiality agreements with collaborators, employees, consultants or vendors will be invalidated or not adequately protect the Company's intellectual property.

  Uncertainty of the scope and enforceability of patents in the pharmaceutical and biotechnology industries, which purport to enable competitors to restrict others from pursuing certain drug targets.
  Risk that the Company may be prohibited or otherwise restricted from working on certain targets relevant to the Company's business.
  The Company's dependence upon third parties for the manufacture of its potential products and the Company’s inexperience in manufacturing if the Company establishes internal manufacturing capabilities, each of which could adversely affect the Company’s future profit margins, if any, and its ability to develop and manufacture products on a timely and competitive basis.
  Neurogen’s dependence on third parties to market potential products and Neurogen's lack of sales and marketing capabilities, each of which could adversely affect the success of any sales and marketing efforts for the Company's products.

  Unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company's products.

  Inability of the Company to attract and retain qualified management, employees and consultants.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Neurogen is traded on the NASDAQ Stock Market under the symbol NRGN. As of March 1, 2004, there were approximately 202 holders of record of the Company's common stock. No dividends have been paid on the common stock to date, and the Company currently intends to retain any earnings for further development of the Company's business.

The following table sets forth the high and low sales prices for the common stock as reported by NASDAQ.

	HIGH	LOW

FISCAL 2003:
First Quarter	$4.28	$3.36
Second Quarter	6.30	3.36
Third Quarter	7.70	4.40
Fourth Quarter	11.91	5.29

FISCAL 2002:
First Quarter	$17.51	$12.67
Second Quarter	14.25	8.30
Third Quarter	12.10	7.25
Fourth Quarter	8.73	3.63

Equity Compensation Plan Information

The following table sets forth, for the Company's equity compensation plans, the number of outstanding option grants under such plans, the weighted-average exercise price of outstanding options, and the number of shares that remain available for issuance under such plans, as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,301,779	$16.45	817,284

Equity compensation plans not approved by security holders	24,000	$33.38	-

Total	5,325,779		817,284

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31 (in thousands, except per share data)

	2003	2002	2001	2000	1999

Total operating revenues	$6,788	$15,725	$11,514	$20,413	$10,209
Total operating expenses	$39,697	$41,382	$42,577	$40,858	$28,465
Net loss	$(31,576)	$(23,692)	$ (25,362)	$(15,471)	$(14,618)
Net loss per share-basic and diluted	$(1.78)	$(1.35)	$(1.45)	$(0.94)	$(1.00)
Total assets	$95,369	$115,779	$145,956	$142,588	$92,134
Long-term debt	$13,278	$19,650	$21,029	$1,912	$1,912
Stockholders' equity	$53,439	$83,297	$105,383	$126,120	$84,710
Weighted average number of shares outstanding-basic and diluted	17,711	17,614	17,441	16,490	14,576

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since its inception in September 1987, Neurogen has been engaged in the discovery and development of drugs. The Company has not derived any revenue from product sales and has incurred, and expects to continue to incur significant losses in most years prior to deriving any such product revenues. Revenues to date have come from six collaborative research agreements, one license agreement and one technology transfer agreement.

Collaborative research agreements have been and are expected to continue to be an important source of funding for the Company. In addition, such arrangements not only drive current revenue (through the recognition of upfront and subsequent license fees, research funding and potential milestone payments over the respective contract periods) but over the longer term also, potential future product revenues in the form of royalties if the agreements result in successful drug development and commercialization. The initialization, expiration and specific terms of such agreements have contributed to, and will continue to cause, significant fluctuations in the Company's recognized revenues and losses.

In December 2003, the Company entered into a collaboration agreement (the "Merck Agreement") with Merck Sharp & Dohme Limited ("Merck") to discover and develop next-generation drugs targeting the vanilloid receptor (VR1) for the treatment of pain. While the impact of the agreement on 2003 results was not significant, it is expected to be a meaningful driver of revenues and liquidity over the next three to five years. The agreement became effective in late December 2003 upon approval by the Federal Trade Commission under the Hart-Scott Rodino Act. In January 2004, Neurogen received $30.0 million from Merck, including $15.0 million in up-front license fees and another $15.0 million for the purchase of 1,783,252 shares of newly issued Neurogen common stock (representing approximately 9% of Neurogen's common shares outstanding). Merck will provide Neurogen with research funding and license payments totaling $16.8 million during the initial three-year term of the contract (subject to Merck's right of termination in the third year). Should Merck exercise its right to extend the collaborative research program for up to two years, Neurogen may also receive further payments of between $2.8 million and $4.2 million per year. In addition, Neurogen will be eligible to receive research, development, and approval milestone payments of up to $118.0 million for the successful commercialization of a collaboration drug for a single therapeutic indication. Beyond that, Merck will pay to Neurogen royalties on the sale of products from the collaboration. Revenue related to this collaboration will be recognized pursuant to the methodology discussed under the "Critical Accounting Policies" section below.

Drug discovery and development activities, excluding stock compensation charges, have accounted for between 84% and 85% of total expenses over the last three years. During 2003, the company incurred significant expenses in conducting Phase IIa exploratory clinical trials in asthma and rheumatoid arthritis for NGD 2000-1, an oral C5a antagonist. In January 2004, at the conclusion of the asthma trial, the Company announced that NGD 2000-1 did not demonstrate a therapeutic benefit for treatment of asthma with respect to the primary predetermined endpoint. The exploratory Phase IIa clinical trial using NGD 2000-1 for the treatment of rheumatoid arthritis is still ongoing.

CRITICAL ACCOUNTING POLICIES

The preparation of Neurogen's financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates in, among others, the areas of revenue recognition, income taxes, stock-based compensation and marketable securities and investments. Estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual amounts could differ from those estimates.

The Company believes the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of Neurogen's financial statements:

Revenue Recognition

Each of Neurogen's collaborative research, licensing and technology transfer agreements are significant since the terms of such arrangements may cause the Company's operating results to vary considerably from period to period.

The Company has entered into collaborative research agreements that provide for the funding of specified projects in exchange for the grant of certain rights related to potential discoveries. Revenue under these arrangements typically includes upfront non-refundable fees, ongoing payments for specified levels of staffing for research and milestone payments upon occurrence of certain events. Since the adoption of SEC Staff Accounting Bulletin ("SAB") 101 in 2000, the upfront fees are recognized as revenue ratably over the period of performance under the research agreement. The research funding is recognized as revenue as the related research effort is performed. Revenue derived from the achievement of milestones, each of which represents a substantive stage of development towards a long-term goal such as the nomination of a development or clinical candidate or the start of a specific phase of clinical trials or the filing of a New Drug Application with the Food and Drug Administration, is recognized when the milestone event occurs and collectibility is reasonably certain. Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," became effective for all contracts entered into after June 15, 2003. EITF Issue No. 00-21 addresses, for arrangements with multiple deliverables, how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting. Under EITF Issue No. 00-21, the multiple elements typically included in Neurogen's collaborative arrangements (as discussed above) may not meet the criteria for consideration as separate accounting units and may have to be accounted for as a combined unit. The adoption of EITF Issue No. 00-21 did not have a material effect on the company's results of operations in 2003 since only one collaborative arrangement, the Merck Agreement, which became effective upon receiving regulatory approval in late December 2003, was entered into after the pronouncement became effective. Revenue recognized from the Merck Agreement was less than $0.1 million in 2003. The Company will review the Merck Agreement and subsequent collaborative arrangements to determine whether the deliverables included in each arrangement qualify for treatment as separate accounting units.

Research and Development Costs

Research and development costs are expensed when incurred.

Stock-Based Compensation

Neurogen utilizes the intrinsic value method to account for stock-based employee compensation. The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company has also issued restricted stock to key executives and records an expense over the vesting periods. The Company accounts for grants of stock options and restricted stock in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the options when the option grants have an exercise price equal to the fair market value at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by Statement of Financial Accounting Standards SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

The Company occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and, accordingly, recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period. The fair value of each award is estimated using the Black-Scholes model with certain weighted average assumptions (described in Note 7 to the consolidated financial statements).

Marketable Securities

The Company invests in U.S. government and corporate debt securities. The fair value of these securities is subject to volatility and change. The Company considers its investment portfolio to be available-for-sale securities as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities at each of December 31, 2003 and December 31, 2002 consisted of debt securities with maturities of one month to approximately five years. Available for sale securities are carried at fair value with the unrealized gains and losses reported as other comprehensive income. Realized gains and losses have been determined by the specific identification method and are included in investment income. Different classifications of the Company's marketable securities pursuant to SFAS No. 115 would possibly result in material impacts to the valuation of the securities and investment income.

Income Taxes

The liability method of SFAS No. 109, "Accounting for Income Taxes," is used to account for income taxes. Deferred tax assets and liabilities are determined based on net operating loss carryforwards, research and development credit carryforwards, and differences between financial reporting and income tax bases of assets and liabilities. Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets would be recorded as an income tax benefit in the Statement of Operations or a charge to Additional Paid-In Capital.

Long-lived Assets

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the financial accounting and reporting for impairment or disposal of long-lived assets. This statement provides that (a) an impairment loss should only be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) the measurement of impairment loss should be based on the difference between the carrying amount and the fair value of the asset. It also provides that a long-lived asset (or asset group) should be tested for recoverability whenever events or changes in circumstances indicate that potential impairment has occurred. In addition, it provides for the use of probability-weighted cash flow estimates in the recoverability test. Neurogen adopted the provisions of SFAS No. 144 as of January 1, 2002. The Company will periodically review its long-lived assets for potential impairment and recoverability.

RESULTS OF OPERATIONS

Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future collaborative research agreements, technology transfer agreements or joint ventures, the progress of the Company's partnered and unpartnered research and development projects, the size of the Company's staff and the level of preclinical and clinical development spending on drug candidates in unpartnered programs. Neurogen believes its research and development costs may increase significantly over the next several years as its drug development programs progress. In addition, general and administrative expenses would be expected to increase to support any expanded research and development activities.

Years Ended December 31, 2003 , 2002 and 2001

The Company's fiscal 2003 operating revenues decreased 57% to $6.8 million from 2002 operating revenues of $15.7 million. The revenue decrease is due primarily to the completion in 2002 of the Company's 1999 Technology Transfer Agreement with Pfizer Inc. ("Pfizer") (described below). License fees decreased from $11.4 million in 2002 to $2.0 million in 2003 due to the recognition in 2002 of the final $9.4 million in license fees earned pursuant to the Pfizer Technology Transfer Agreement. The Company recognized $2.0 million in license fees from Aventis Pharmaceuticals, Inc. ("Aventis") as part of the Aventis Agreement (described below) in both 2003 and 2002. Research revenues increased by 11% to $4.8 million in 2003 from $4.3 million in 2002 due to the recognition of a $1.0 million milestone payment from Aventis upon the successful nomination of a development candidate, offset in part by a $0.5 million decrease in Aventis research funding.

Fiscal 2002 operating revenues increased 37% to $15.7 million from 2001 operating revenues of $11.5 million. The revenue increase consisted of a $3.0 million increase in license fees and a $1.2 million increase in research revenues. The $3.0 million increase in license fees was due to the recognition of a one-time $2.0 million payment from Pfizer to satisfy all remaining obligations related to Pfizer's use of the Accelerated Intelligent Drug Discovery ("AIDD"™) technology under the 1999 Technology Transfer Agreement, a $1.8 million increase in license fees recognized under the Aventis Agreement, and an offsetting $0.8 million decrease in revenue from AIDD™ technology development and improvement services provided to Pfizer. The increase in research revenues was due to a $4.1 million increase in research revenues from Aventis (reflecting a full year of research funding under the companies' December 2001 collaboration agreement) offset in part by a $2.9 million decrease in revenues from Pfizer due to the scheduled conclusion in December 2001 of the companies' joint research collaboration on gamma-aminobutyric acid (GABA)-based drugs.

Research and development expenses, excluding non-cash stock compensation charges, decreased by $1.3 million or 4% to $32.8 million in 2003 from $34.1 million in 2002. Following the implementation of the Company's Operational Excellence program in late 2002 (which was designed to enhance the efficiency of the Company's drug development platform, reduce costs and more closely align the Company's investment of resources with long-term business goals), the Company's research and development related salaries and benefits decreased by $1.4 million (reflecting a 17% reduction in average headcount compared to the prior year) and lab supplies decreased by $2.4 million. These cost reductions were partially offset by increases in expenses related to the Company's exploratory Phase IIa clinical trials (for both asthma and rheumatoid arthritis indications) in its C5a program, chemical manufacturing and other outsourced research studies associated with the preclinical VR1 pain program, as well as patent expenses.

Research and development expenses of $34.1 million, excluding non-cash stock compensation charges, for fiscal 2002 were comparable to $34.5 million in 2001. External development costs related to potential drug candidates decreased from $5.5 million in 2001 to $3.5 million in 2002, due partly to the assumption by Aventis (pursuant to the terms of the Aventis Agreement) commencing in December 2001 of the costs of developing potential drug candidates for treating depression and anxiety disorders. This decrease was offset by an overall increase in the Company's ongoing investment in scientific personnel and research supplies. Research and development expenses represented 85%, 84% and 84% of total operating expenses (excluding non-cash stock compensation charges) for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company expenses all research and development costs as incurred. While the Company maintains a system to record the level of staffing time spent on each of its research and development projects, it does not maintain a historical cost accounting system with sufficient accuracy to reliably estimate its research and development costs on a specific project-by-project basis. A significant portion of the Company's research and development expenses (such as laboratory supplies, travel, information systems and services and facilities costs) benefit multiple projects and are not individually tracked to a specific project. Further, the Company's staff timekeeping system does not account for differences in compensation costs between lower level technicians and more senior scientists.

General and administrative expenses, excluding non-cash stock compensation charges, decreased by 12% to $5.9 million in 2003 as compared to $6.7 million in 2002 and $6.6 million in 2001. The decrease is primarily due to $0.3 million lower legal expenses in 2003 (as the Company incurred higher legal expenses in 2002 in connection with the filing of a shelf registration), $0.1 million lower salaries and benefits (due to an 18% reduction in average headcount compared to the prior year), and $0.2 million lower investor relations expenses, offset by a $0.2 million increase in insurance costs.

Total stock compensation expenses were $1.0 million in 2003 compared to $0.6 million in 2002 and $1.5 million in 2001. Both the 2003 and 2002 stock compensation expenses are primarily composed of continuing non-cash charges for grants of certain stock awards in 1997, 2001 and 2002 to certain officers of the Company. The 2001 expense included non-cash charges to income for grants of certain stock awards in 1997 and 2001, as well as one-time non-cash charges totaling $1.0 million for the modification of certain stock options held by two executive officers. A portion of the stock compensation charges (those relating to the 1997 awards) is variable and as a result may fluctuate significantly in the future.

Other income was $1.0 million in 2003 compared to $1.7 million in 2002 and $4.5 million in 2001. The decrease in 2003 is due to reduced investment income caused by a decline in average cash and marketable securities and lower overall returns on invested funds, partially mitigated by a decrease in interest expense resulting from lower outstanding loan balances. The decrease in 2002 (from 2001) was driven by an increase in interest expense of $1.0 million following a $17.5 million first mortgage debt financing entered into in December 2001 and a decrease in investment income, reflecting both lower average cash and marketable securities balances and lower overall returns on invested funds.

For the years ended December 31, 2003, 2002 and 2001, the Company recognized Connecticut income tax benefits of $0.3 million, $0.3 million and $1.2 million, respectively, in the Statement of Operations. The Company recorded total income tax benefits of $0.3 million, $0.6 million and $2.0 million for the years ended December 31, 2003 , 2002 and 2001, respectively, a portion of which related to employee stock options and was recorded to Additional Paid-In Capital. The benefits are the result of Connecticut legislation which allowed the Company to obtain cash refunds from the State of Connecticut for a portion of research and development tax credits in exchange for foregoing the carryforward of these credits into future tax years.

The Company recognized a net loss of $31.6 million for the year ended December 31, 2003, $23.7 million for the year ended December 31, 2002, and $25.4 million for the year ended December 31, 2001. The increase in the 2003 net loss was primarily due to an $8.9 million decrease in operating revenues. The decrease in the 2002 net loss from the 2001 level was primarily due to the increase in operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003 and 2002, cash, cash equivalents and marketable securities in the aggregate were $45.9 million and $79.4 million, respectively. At December 31, 2003, $17.7 million of the marketable securities have maturities greater than one year. However, the Company can and may liquidate such investments prior to maturity to meet its operating needs and strategic and/or investment objectives. The Company's cash and other short-term investment levels decreased progressively throughout 2003 to fund operating expenses as well as $4.8 million in annual principal repayments on outstanding loans (described below). The 2003 ending level of cash and marketable securities also reflected the receipt of $3.8 million in research funding, $0.7 million in proceeds from stock option exercises, and $0.3 million in income tax benefits from the State of Connecticut (described herein).

Under the terms of the Merck Agreement in December 2003, the Company received $30.0 million from Merck in January 2004, including $15.0 million in up-front license fees and another $15.0 million for the purchase of 1,783,252 shares of newly issued Neurogen common stock (representing approximately 9% of Neurogen's common shares outstanding).

The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below. The Company plans to use its cash, cash equivalents and marketable securities for its research and development activities, working capital and general corporate purposes. Neurogen's cash requirements to date have been met by the proceeds of its equity financing activities, amounts received pursuant to collaborative research, licensing or technology transfer arrangements, certain debt arrangements and interest earned on invested funds. The Company's equity financing activities have included underwritten public offerings of common stock, private placement offerings of common stock and private sales of common stock in connection with collaborative research and licensing agreements. To date, total funding received from these financing activities was approximately $161.6 million. The Company's expenditures were primarily to fund research and development and general and administrative expenses and to construct and equip its research and development facilities.

The Company is in the early stage of product development. The Company has not derived any product revenues from product sales and does not expect to derive any product revenues for at least the next several years, if at all. Prior to deriving any such product revenues, the Company expects to incur significant losses and negative cash flows that in the aggregate could exceed the Company's existing cash resources. To provide cash to fund its operations until such time as it achieves sustainable revenues, the Company relies extensively on its ability to develop drug discovery programs of sufficient value to either partner the programs with pharmaceutical companies or raise capital through equity financings.

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

To the extent that drug candidates progress in the Company's partnered programs, such as the Company's insomnia program partnered with Pfizer or its depression and anxiety program partnered with Aventis or the pain program partnered with Merck, such progress could result in milestone payments and additional research and development funding to the Company under the respective collaboration agreements. Such progress could also provide the opportunity to raise capital through equity offerings. If partnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all. The Company does not have control over the progress of partnered programs.

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

While the Company cannot accurately predict the time required or the cost involved in commercializing any one of its candidates, new drug development typically takes many years and tens or hundreds of millions of dollars. In addition, developing new drugs is an extremely uncertain process where most candidates fail and uncertain developments such as clinical or regulatory delays, side effects, undesirable drug properties or ineffectiveness of a drug candidate would slow or prevent the development of a product. If Neurogen or its partners are unable to commercialize one or more of our drug products, the Company may never achieve product revenues and may eventually be unable to continue our operations. This result would cause our shareholders to lose all or a substantial portion of their investment.

The debt agreements entered into by the Company to date include the commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. ("CII"). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years, bearing various interest rates, which approximated 3.6%-7.5% from 1999 through 2003. Of these amounts received, $11.8 million and $4.5 remained outstanding as of December 31, 2003 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.4 million is due and payable in each of the next five years, excluding the March 2004 payment described below. Thereafter, approximately $7.5 million is payable in regular installments until the scheduled maturity dates, including a balloon payment of $1.0 million on the mortgage loan upon maturity in December 2011. The loan with CII contains certain subjective acceleration clauses, which upon occurrence of certain events may cause amounts due under the agreement to become immediately due and payable. The Company has no indication that it is in default of any such clauses and therefore has classified its debt based on the dates regular payments are due. As of December 31, 2003, Neurogen is not engaged in any significant lease or capital expenditure commitments.

Under the original terms of the Webster Bank facility agreement, the Company is required to comply with certain covenants, including a requirement that the Company maintain at least $25.0 million in cash and marketable securities and that the ratio of the outstanding loan balance less any cash collateral to the appraised value of the real property ("loan to value" ratio), as periodically determined by the Bank in its sole but reasonable discretion, will not exceed 72%. In the second quarter of 2003, the Company received notice from the Bank asserting that this ratio exceeded 72%. Neurogen was informed by the Bank that it was using a different standard in calculating the Company's compliance with this covenant than that used when Neurogen and the Bank entered into the loan agreement and that federal regulations required the bank to use this different standard. In the third quarter, the Company and the Bank agreed to amend the loan to value ratio from 72% to 85%, and the Company agreed to and did pay $3.4 million of the loan balance, in addition to the previously scheduled loan repayments.

In January of 2004 the Company was notified by Webster Bank that another appraisal was received by the Bank which indicated that the value of the property had declined. After discussions with the bank, the Company agreed to and did pay down the balance of the principal by $1.6 million in March 2004 in exchange for amending the loan agreement to remove the loan to value covenant mentioned above. Therefore, the Company has classified an additional $1.6 million to short term debt as of December 31, 2003 for the payment made in March 2004. As of December 31, 2003 the Company believes it is in compliance with all loan covenants.

Following notification from Webster Bank of the lower appraised value of its property, the Company reviewed the carrying value of its buildings and improvements for possible impairment and recoverability pursuant to SFAS 144, "Accounting for the Impairment of Long-Lived Assets." Based on the Company's estimated future cash flows for the remaining useful lives of the building and improvements, the Company concluded that the carrying value of the assets was recoverable as defined by SFAS 144. Therefore, it was unnecessary to record an impairment loss or adjust the carrying value of the Company's building and improvements.

In October 2002, as a part of its Operational Excellence Program, Neurogen reorganized certain departments and eliminated 24 employee positions, representing approximately 10% of its total workforce. The Company recorded a charge of approximately $0.3 million in the fourth quarter of 2002 for employee termination costs, such as severance pay, continuation of benefits and personal outplacement support. All accrued charges under this program have been paid out.

Neurogen anticipates that under the restructured operating program, its current cash balance, as supplemented by research funding pursuant to its collaborative research agreements with Aventis and Merck, will be sufficient to fund its current and planned operations into the second quarter of 2006. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to: the progress of the Company's research and development programs; the timing and results of preclinical testing and clinical studies; the timing of regulatory approvals; technological advances; determinations as to the commercial potential of its proposed products; the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. Many of these factors could significantly increase the Company's expenses and use of cash. The Company anticipates that it may augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. No assurances can be given that adequate levels of additional financing can be obtained on favorable terms, if at all.

The Company has filed an S-3 registration statement which became effective in February 2003, which provided the Company the opportunity to issue debt, common or preferred stock or warrants of up to $75.0 million in total financing of common stock under the shelf registration statement. In January 2004, the Company issued 1,783,252 shares to Merck for $15.0 million in cash consideration in conjunction with signing the VR1 collaboration agreement (discussed below).

As of December 31, 2003, the Company had approximately $145.1 million and $8.2 million of net operating loss and research and development credit carryforwards, respectively, available for federal income tax purposes, which expire in the years 2004 through 2022. The Company also had approximately $120.8 million of Connecticut State tax net operating loss carryforwards which expire in the years 2004 through 2023, $0.7 million of Connecticut State incremental research and development credit carryforwards which expire in the years 2014 through 2018 and $4.6 million of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period. The Company applied to exchange 2000, 2001 and 2002 Connecticut research and development credits for cash proceeds under Connecticut tax law provisions effective at that time (as mentioned above), resulting in the receipt of a $0.3 million from the State of Connecticut in 2003 and $2.6 million in 2002 relating to the exchange of the 2001 and 2000 research and development credits. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

The following table sets forth a summary of the Company's commitments as of December 31, 2003 (in thousands):

	Payment Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term Debt	$16,250	$2,972	$2,847	$2,931	$7,500

Total	$16,250	$2,972	$2,847	$2,931	$7,500

The Company has no off-balance sheet arrangements.

COLLABORATIVE RESEARCH AGREEMENTS

In December 2003, Neurogen entered into a collaboration agreement with Merck to research, develop, and commercialize small molecule medicines which work by targeting the vanilloid receptor (VR1), a key integrator of pain signals in the nervous system. In January 2004 under the terms of the agreement the Company received from Merck a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15.0 million. Merck has agreed, among other things, to fund a specified level of resources for three years for the Company's program for the discovery and research and to pay additional license fees on the first three anniversary dates of the collaboration. Merck has the option to extend the discovery and research effort for up to an additional two years or to terminate the agreement after two years and transfer certain rights to the collaborative program to Neurogen. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. Also under the Agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

In December 2001, Neurogen entered into a collaboration and license agreement with Aventis (the "Aventis Agreement"), pursuant to which Aventis made an initial payment of $10.0 million and agreed, among other things, to fund a specified level of resources for three years for Neurogen's program for the discovery and research of CRF-1 receptor-based drugs for a broad range of applications, including the therapeutic treatment of depression and anxiety disorders. Aventis has the option to extend the discovery and research effort for up to an additional two years or terminate the collaboration prior to its scheduled conclusion and transfer all rights to the collaborative program to Neurogen. As of December 31, 2003, the Company has received $7.4 million of research funding from Aventis. Neurogen is also eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. In return, Aventis received the exclusive worldwide rights to develop, manufacture and market collaboration drugs that act through the CRF-1 receptor, for all therapeutic indications for which the drugs may be used. Aventis will pay Neurogen royalties based upon net sales levels, if any, for collaboration products. Also under the Agreement, Aventis is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. In December 2003, due to progress in the collaboration, Neurogen achieved a preclinical milestone that triggered a payment of $1.0 million, which was received in January 2004.

In June 1999, Neurogen and Pfizer entered into the Pfizer Technology Transfer Agreement. Under the terms of this agreement, Pfizer agreed to pay Neurogen up to a total of $27.0 million over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD™ technologies for the discovery of new drugs, along with the installation of an AIDD™ system. Additional payments were also possible upon Pfizer's successful utilization of this technology. Pfizer received a non-exclusive license to certain AIDD™ intellectual property and the right to employ this technology in its own drug discovery programs. As of December 31, 2003, Pfizer had provided $29.0 million pursuant to the Pfizer Technology Transfer Agreement, which terminated on schedule in June 2002, and, therefore, no additional fees were received in 2003. Total fees include a $2.0 million one-time payment in December 2002 to satisfy all obligations from Pfizer's use of the AIDD™ technology.

In 1994, Neurogen and Pfizer entered into a collaborative research agreement (the "1994 Pfizer Agreement") pursuant to which Pfizer made a $9.9 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended to December 2001) for Neurogen's research program for the development of GABA-based drugs for the treatment of sleep disorders. In return, Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based sleep disorder products developed in the collaboration. Pfizer is currently evaluating a lead candidate NGD-96-3 from this collaboration in Phase I studies and evaluating other candidates from the program to determine whether further development is desirable. Pfizer has the right to determine when to advance compounds in the clinical process, and the Company will receive milestone payments if specified development and regulatory objectives are achieved. In addition, Pfizer is required to pay the Company royalties based on net sales levels, if any, for such products. Neurogen has initiated discussions with Pfizer to explore various options to advance the clinical development of NGD 96-3.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses, for arrangements with multiple deliverables, how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No. 00-21, the multiple elements typically included in Neurogen's collaborative arrangements (such as upfront license fees, annual license maintenance fees, research funding, and milestone payments) may not meet the criteria for consideration as separate accounting units and may have to be accounted for as a combined unit. The adoption of EITF Issue No. 00-21 did not have a material effect on the company's results of operations in 2003 since only one collaborative arrangement, the Merck Agreement, which became effective upon receiving regulatory approval in late December 2003, was entered into after the pronouncement became effective. Revenue recognized from the Merck Agreement was less than $0.1 million in 2003. The Company will review the Merck Agreement and subsequent collaborative arrangements to determine whether the deliverables included in each arrangement qualify for treatment as separate accounting units.

In December 2003, the SEC released SAB No. 104, "Revenue Recognition." SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with EITF Issue No. 00-21.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" to improve financial reporting by enterprises involved with variable interest entities. The Interpretation addresses how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not hold any investments or interest that would be considered variable interest entities and, accordingly, the adoption of FIN No. 46 did not have any impact on the Company's operating results or financial position.

In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard is effective for transactions after June 30, 2003. The adoption of SFAS No. 149 was not material to the Company's operating results or financial position.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments. The standard is effective for new or modified financial instruments after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments within the scope of SFAS No. 150 and, accordingly, the adoption of SFAS No. 150 was not material to the Company's operating results or financial position.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003 , 2002 and 2001

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003 , 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003 , 2002 and 2001

Notes to Consolidated Financial Statements

Report of Independent Auditors

NEUROGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31	December 31
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$ 9,391	$ 12,248
Marketable securities	36,518	67,164
Receivables from corporate partners	16,962	1,333
Other current assets	1,976	1,615

Total current assets	64,847	82,360

Property, plant and equipment:
Land, building and improvements	31,263	31,280
Equipment and furniture	15,991	17,328
Construction in progress	109	109

	47,363	48,717
Less accumulated depreciation and amortization	17,218	15,933

Net property, plant and equipment	30,145	32,784

Other assets	377	635

Total assets	$ 95,369	$ 115,779

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 4,820	$ 3,547
Unearned revenue from corporate partners, current portion	5,000	2,000
Current portion of loans payable	2,972	1,380

Total current liabilities	12,792	6,927

Unearned revenue from corporate partners, net of current portion	15,860	5,905
Loans payable, net of current portion	13,278	19,650

Total liabilities	41,930	32,482

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Preferred stock, par value $.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $.025 per share
Authorized 50,000 and 30,000 shares respectively; issued and outstanding 18,095 and 17,919 shares at December 31, 2003
and 2002, respectively	452	448
Additional paid-in capital	177,505	176,615
Accumulated deficit	(122,953)	(91,377)
Deferred compensation	(1,986)	(3,257)
Accumulated other comprehensive income	421	868

Total stockholders' equity	53,439	83,297

Total liabilities and stockholders' equity	$ 95,369	$ 115,779

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31

	2003	2002	2001

	(In thousands, except per share data)

Operating revenues:
License fees	$ 2,025	$ 11,449	$ 8,458
Research and development	4,763	4,276	3,056

Total operating revenues	6,788	15,725	11,514

Operating expenses:
Research and development:
Stock compensation	348	51	901
Other research and development	32,810	34,093	34,494

Total research and development	33,158	34,144	35,395

General and administrative:
Stock compensation	642	564	601
Other general and administrative	5,897	6,674	6,581

Total general and administrative	6,539	7,238	7,182

Total operating expenses	39,697	41,382	42,577

Operating loss	(32,909)	(25,657)	(31,063)

Other income (expense):
Investment and other income	1,869	2,767	4,604
Interest expense	(883)	(1,090)	(114)

Total other income, net	986	1,677	4,490

Loss before income taxes	(31,923)	(23,980)	(26,573)

Income tax benefit	347	288	1,211

Net loss	$ (31,576)	$ (23,692)	$ (25,362)

Basic and diluted loss per share	$ (1.78)	$ (1.35)	$ (1.45)

Shares used in calculation of loss per share:
Basic and diluted	17,711	17,614	17,441

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2003 , 2002 and 2001
(In thousands)

						Accumulated Other Comprehensive Income
			Additional Paid-in Capital
	Common Stock			Accumulated Deficit	Deferred Compensation

	Shares	Amount					Total

Balance at December 31, 2000	17,386	434	169,440	(42,323)	(1,706)	275	126,120

Issuance of restricted stock	150	4	2,905	-	(2,909)	-	-
Deferred compensation	-	-	(1,392)	-	1,865	-	473
Modification to and issuance of stock options	-	-	1,029	-	-	-	1,029
Exercise of stock options	171	4	1,439	-	-	-	1,443
Income tax benefits from stock option exercises	-	-	765	-	-	-	765
Stock issued in 401(k) match	26	1	523	-	-	-	524
Comprehensive income:
Net loss	-	-	-	(25,362)		-	(25,362)
Change in unrealized gain (loss) on marketable securities						391	391

Total comprehensive income							(24,971)

Balance at December 31, 2001	17,733	$ 443	$ 174,709	$ (67,685)	$ (2,750)	$ 666	$ 105,383

Issuance of restricted stock	145	4	1,408	-	(1,412)	-	-
Deferred compensation	-	-	(432)	-	1,048	-	616
Issuance of stock options to consultants	-	-	143	-	(143)	-	-
Exercise of stock options	-	-	1	-	-	-	1
Income tax benefits from stock option exercises	-	-	350	-	-	-	350
Stock issued in 401(k) match	41	1	436	-	-	-	437
Comprehensive income:
Net loss	-	-	-	(23,692)	-	-	(23,692)
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	202	202

Total comprehensive income							(23,490)

Balance at December 31, 2002	17,919	$ 448	$ 176,615	$ (91,377)	$ (3,257)	$ 868	$ 83,297

Cancellation of restricted stock	(40)	(1)	(479)		390	-	(90)
Deferred compensation	-	-	149	-	881	-	1,030
Issuance of stock options to consultants	-	-	50	-	-	-	50
Exercise of stock options	114	3	738	-	-	-	741
Stock issued in 401(k) match	102	2	432	-	-	-	434
Comprehensive income:
Net loss	-	-	-	(31,576)	-	-	(31,576)
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	(447)	(447)

Total comprehensive income							(32,023)

Balance at December 31, 2003	18,095	$452	$177,505	$(122,953)	$(1,986)	$421	$53,439

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$ (31,576)	$(23,692)	$(25,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,906	3,182	2,735
Stock compensation expense	990	615	1,502
Other non-cash expense	1,688	1,832	919
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	1,272	(178)	(1,418)
Increase (decrease) in unearned revenue from corporate partners	12,955	(6,679)	5,042
(Increase) decrease in receivables from corporate partners	(15,629)	220	(36)
(Increase) decrease in other assets, net	(145)	1,150	(1,999)
Income tax benefits from exercise of stock options	-	350	765

Net cash used in operating activities	(27,539)	(23,200)	(17,852)

Cash flows from investing activities:
Purchases of property, plant and equipment	(390)	(2,072)	(6,257)
Purchases of marketable securities	(9,624)	(84,385)	(74,623)
Maturities and sales of marketable securities	38,724	70,603	81,253
Proceeds from sales of assets	11	103	30

Net cash provided by (used in) investing activities	28,721	(15,751)	403

Cash flows from financing activities:
Proceeds from issuance of debt	-	-	20,588
Principal payments under loans payable	(4,780)	(1,365)	(106)
Change in restricted cash	-	1,500	(1,500)
Exercise of employee stock options	741	2	1,443

Net cash (used in) provided by financing activities	(4,039)	137	20,425

Net (decrease) increase in cash and cash equivalents	(2,857)	(38,814)	2,976
Cash and cash equivalents at beginning of year	12,248	51,062	48,086

Cash and cash equivalents at end of year	$9,391	$12,248	$51,062

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - Neurogen Corporation ("Neurogen" or the "Company") is a company engaged in the discovery and development of new drugs for a broad range of pharmaceutical uses. Neurogen is focused on discovering new small molecule drugs (i.e. drugs which can be taken as a pill) where existing therapies achieve limited therapeutic effects or produce unsatisfactory side effects. The Company has not derived any revenue from product sales to date.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates in the valuation of marketable securities and investments, revenue recognition, collaboration costs, income taxes, accruals and stock compensation. Actual amounts could differ from those estimates.

CASH EQUIVALENTS AND MARKETABLE SECURITIES - The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. The carrying values of cash equivalents at December 31, 2003 and 2002 were approximately $9,379,000 and $11,940,000, respectively.

The Company considers its investment portfolio to be available-for-sale securities as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities at December 31, 2003 and 2002 consist of debt securities with maturities of one month to approximately five years. Available-for-sale securities are carried at fair value with the unrealized gains/losses reported as other comprehensive income. Realized gains and losses have been determined by the specific identification method and are included in investment income. The Company recognized gross realized gains of $269,000, $392,000, and $103,000 in 2003, 2002, and 2001, respectively. Gross realized losses were $3,000, $65,000, and $6,000 in 2003, 2002, and 2001, respectively.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Land, building and improvements:
Building and building improvements	40 years
Land improvements	15 years
Building renovations	7 years
Equipment and furniture	3 to 7 years

The Company conducted a physical inventory of its property, plant and equipment in 2003 and wrote off $1,425,000 of gross assets with $1,375,000 in related accumulated depreciation.

LONG-LIVED ASSETS - In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the financial accounting and reporting for impairment or disposal of long-lived assets. This statement provides that (a) an impairment loss should only be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) the measurement of impairment loss should be based on the difference between the carrying amount and the fair value of the asset. It also provides that a long-lived asset (or asset group) should be tested for recoverability whenever events or changes in circumstances indicate that potential impairment has occurred. In addition, it provides for the use of probability-weighted cash flow estimates in the recoverability test.

Neurogen adopted the provisions of SFAS No. 144 as of January 1, 2002. The Company will periodically review its long-lived assets for potential impairment and recoverability. In January 2004 the Company was notified by Webster Bank of a new valuation which indicated a decline in the appraised value of the buildings and improvements which collateralize a mortgage loan from the Bank. As a result, the Company evaluated the buildings and improvements for potential impairment and write-down. Based on the Company's estimated probability-weighted cash flows for the remaining useful lives of the buildings and improvement, the Company concluded that these assets met the recoverability test specified by SFAS 144 and, therefore, no impairment loss should be recorded and adjustment in the carrying value was not necessary. The Company also concluded that the depreciable lives of these assets were appropriate.

REVENUE RECOGNITION - The Company has entered into collaborative research agreements that provide for the funding of specified projects in exchange for the grant of certain rights related to potential discoveries. Revenue under these arrangements typically includes upfront non-refundable fees, ongoing payments for specified levels of staffing for research and milestone payments upon occurrence of certain events. Since the adoption of SEC Staff Accounting Bulletin ("SAB") 101 in 2000, the upfront fees are recognized as revenue ratably over the period of performance under the research agreement. The research funding is recognized as revenue as the related research effort is performed. Revenue derived from the achievement of milestones, each of which represents a substantive stage of development towards a long-term goal such as the nomination of a development or clinical candidate or the start of a specific phase of clinical trials or the filing of a New Drug Application with the Food and Drug Administration, is recognized when the milestone event occurs and collectibility is reasonably certain. Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," became effective for all contracts entered into after June 15, 2003. EITF Issue No. 00-21 addresses, for arrangements with multiple deliverables, how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting. Under EITF Issue No. 00-21, the multiple elements typically included in Neurogen's collaborative arrangements (as discussed above) may not meet the criteria for consideration as separate accounting units and may have to be accounted for as a combined unit. The adoption of EITF Issue No. 00-21 did not have a material effect on the company's results of operations in 2003 since only one collaborative arrangement, the Merck Agreement, which became effective upon receiving regulatory approval in late December 2003, was entered into after the pronouncement became effective. Revenue recognized from the Merck Agreement was $59,000 in 2003. The Company will review the Merck Agreement and subsequent collaborative arrangements to determine whether the deliverables included in each arrangement qualify for treatment as separate accounting units.

In December 2003, the SEC released SAB No. 104, "Revenue Recognition." SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with EITF Issue No. 00-21.

In 1999 Neurogen entered into a technology transfer agreement with Pfizer Inc. ("Pfizer") spanning a three year period, which was accounted for as a multiple element arrangement where the contract fee was allocated to the different elements based on evidence of fair value. The Company identified three specific elements within the contract, each of which had a separate earnings process. These elements were: (1) the construction, delivery, installation and maintenance of a specified number of (Accelerated Intelligent Drug Discovery ("AIDD"™) systems (some specifically contracted for and some delivered, at the option of the recipient, at no additional cost); (2) provision of AIDD™ technology development and improvement services in the second and third years of the contract and (3) the delivery of specified AIDD™ improvements during the third year of the agreement.

Each element was considered separate: (1) the AIDD™ systems could be sold by Neurogen unaccompanied by any of the other elements; (2) similar development and improvement services had been provided by the Company in the past to several other collaborative partners and (3) the separately stated fee for the delivery of the specified improvements was payable upon an acceptance scheduled at the termination of the agreement. None of the above elements required delivery of subsequent elements in order to be functional.

Based upon contract provisions, each AIDD™ system had to be accepted by the recipient, and after delivery, Neurogen had an obligation to provide specified maintenance on the system for eight months. Therefore, the fee associated with each system was recognized as revenue ratably over the period beginning at the date of acceptance through the end of the maintenance period. At the termination of the contract, the Company recognized the remaining delivery and installation allocated to the last optional system, which Pfizer elected not to have delivered. The contract fee associated with the AIDD™ technology development and improvement services was recognized as revenue on a percentage-of-completion basis over the term of service. The contract fee for the delivery of specified AIDD™ improvements was recognized upon acceptance by the recipient.

Revenue resulting from up-front, non-refundable fees under collaborative research agreements and all fees under the technology transfer agreement are recorded as License Fees revenue for purposes of the financial statements. Research funding for the Company's staffing on projects and milestone payments under collaborative agreements is recorded as Research and Development revenue. Deferred revenue arises from the payments received for research and development to be conducted in future periods or for licenses of Neurogen's rights or technology where Neurogen has continuing involvement.

RESEARCH AND DEVELOPMENT - All research and development costs, which primarily include scientific salaries and benefits, laboratory supplies, external research studies, compound formulation and manufacturing and overhead facilities expenses, are expensed as incurred.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the parent company and a wholly-owned subsidiary, Neurogen Properties LLC, after elimination of intercompany transactions.

SEGMENT INFORMATION - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that an enterprise report financial and descriptive information about each of its reportable operating segments. The Company operates in one segment: drug discovery and pharmaceutical development.

STOCK-BASED COMPENSATION - Neurogen utilizes the intrinsic value method to account for stock-based employee compensation. The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company has also issued restricted stock to key executives and records an expense over the vesting periods. The Company accounts for grants of stock options and restricted stock in accordance with Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the options when the option grants have an exercise price equal to the fair market value at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

The Company occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and, accordingly, recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period. The fair value of each award is estimated using the Black-Scholes model with certain weighted average assumptions (described in Note 7).

As of December 31, 2003 compensation expense has not been recognized for the stock option plans, except as noted above. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS No.123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	2003	2002	2001

Net loss as reported	$(31,576)	$(23,692)	$(25,362)
Stock-based compensation for grants of stock options included in reported net loss	98	45	75
Total stock-based compensation expense determined under
fair value-based method for all awards, including
consultant compensation expense above	(6,614)	(10,871)	(11,308)

Net loss pro forma	(38,092)	(34,518)	(36,595)
Basic and diluted loss per share as reported	(1.78)	(1.35)	(1.45)
Basic and diluted loss per share - pro forma	(2.15)	(1.96)	(2.10)

The stock-based compensation for grants of stock options in the above table does not include restricted stock expense, which was reported in the net loss.

As additional options are expected to be granted in future years and as the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

INCOME TAXES - The liability method of SFAS No. 109, "Accounting for Income Taxes," is used to account for income taxes. Deferred tax assets and liabilities are determined based on net operating loss carryforwards and differences between financial reporting and income tax bases of assets and liabilities. Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

EARNINGS (LOSS) PER SHARE ("EPS") - Basic EPS is calculated in accordance with SFAS No. 128, "Earnings per Share," by dividing income or loss attributable to common stockholders by the weighted average common shares outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Total stock options outstanding (including both exercisable and nonexercisable) as of December 31, 2003, 2002 and 2001 were 5,325,779, 5,304,913 and 4,599,818 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of long-term debt approximates its fair value based upon currently available debt instruments having similar interest rates and maturities. The carrying amounts of the Company's other financial instruments approximate their fair value.

RECENT PRONOUNCEMENTS - In January 2003, the FASB issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses, for arrangements with multiple deliverables, how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The guidance in EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No. 00-21, the multiple elements typically included in Neurogen's collaborative arrangements (such as upfront license fees, annual license maintenance fees, research funding, and milestone payments) may not meet the criteria for consideration as separate accounting units and may have to be accounted for as a combined unit. The adoption of EITF Issue No. 00-21 did not have a material effect on the company's results of operations in 2003 since only one collaborative arrangement, the Merck Agreement, which became effective upon receiving regulatory approval in late December 2003, was entered into after the pronouncement became effective. Revenue recognized from the Merck Agreement was $59,000 in 2003. The Company will review the Merck Agreement and subsequent collaborative arrangements to determine whether the deliverables included in each arrangement qualify for treatment as separate accounting units. In December 2003, the SEC released SAB No. 104, "Revenue Recognition." SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with EITF Issue No. 00-21.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" to improve financial reporting by enterprises involved with variable interest entities. The Interpretation addresses how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not hold any investments or interest that would be considered variable interest entities and, accordingly, the adoption of FIN No. 46 did not have any impact on the Company's operating results or financial position.

In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard is effective for transactions after June 30, 2003. The adoption of SFAS No. 149 was not material to the Company's operating results or financial position.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments. The standard is effective for new or modified financial instruments after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments within the scope of SFAS No. 150 and, accordingly, the adoption of SFAS No. 150 was not material to the Company's operating results or financial position.

2. CORPORATE PARTNER AGREEMENTS

MERCK

In December 2003, Neurogen entered into a collaboration and license agreement (the "Merck Agreement") with Merck Sharp & Dohme Limited ("Merck") to research, develop, and commercialize small molecule medicines which work by targeting the vanilloid receptor (VR1), a key integrator of pain signals in the nervous system. Following regulatory approval in late December 2003, in January 2004 Merck made a $15,000,000 license fee payment and purchased 1,783,252 shares of newly issued Neurogen common stock at $8.41 per share for $15,000,000. The price was calculated based upon the average market close prices of Neurogen common stock on the Nasdaq National Market for the 25 days preceding the effective date of the agreement. Merck has agreed, among other things, to fund a specified level of resources for three years for the Company's program for the discovery and research, and on the first three anniversary dates of the collaboration, pay license fees of $2,500,000, $2,500,000 and $2,000,000. Merck has the option to extend the discovery and research effort for up to an additional two years or to terminate the agreement after two years and transfer certain rights to the collaborative program to Neurogen. As a result of the option to extend, the Company is recognizing the initial payment ratably over five years and recognized $25,000 of license revenue during 2003. The Company is also recognizing the funding for research by its scientists as such work is performed. Revenue pertaining to such research amounted to $34,000 during 2003.

The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved subject to the collaboration. Also under the agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products. For the year ended December 31, 2003 the Company recognized $59,000 in total revenue under the Merck Agreement.

AVENTIS

In December 2001, Neurogen entered into a collaboration and license agreement (the "Aventis Agreement") with Aventis Pharmaceutical, Inc. ("Aventis") pursuant to which Aventis made an initial payment of $10,000,000 and agreed, among other things, to fund a specified level of resources for three years for Neurogen's program for the discovery and research of CRF-1 receptor-based drugs for a broad range of applications, including the therapeutic treatment of depression and anxiety disorders. Aventis has the option to extend the discovery and research effort for up to an additional two years or to terminate the collaboration prior to its scheduled conclusion and transfer all rights to the collaborative program to Neurogen. As a result of the option to extend, the Company is recognizing the initial payment ratably over five years at $2,000,000 per year and is recognizing the funding for research by its scientists as such work is performed. Revenue pertaining to such research amounted to $3,708,000, $4,276,000 and $176,000 during 2003, 2002 and 2001, respectively.

Neurogen is also eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved subject to the collaboration. In return, Aventis received the exclusive worldwide rights to develop, manufacture and market collaboration drugs that act through the CRF-1 receptor, for all therapeutic indications for which the drugs may be used. Aventis will pay Neurogen royalties based upon net sales levels, if any, for collaboration products. Also under the agreement, Aventis is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. In December 2003, due to progress in the collaboration, Neurogen achieved a preclinical milestone and recognized an additional $1,000,000 in income. For the years ended December 31, 2003, 2002 and 2001, respectively, the Company recognized $6,708,000, $6,276,000 and $291,000 in total revenue under the Aventis Agreement.

PFIZER

In June of 1999, Neurogen and Pfizer entered into the Pfizer Technology Transfer Agreement. Under the terms of this agreement, Pfizer agreed to pay Neurogen up to a total of $27,000,000 over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD™ technologies for the discovery of new drugs, along with the installation of an AIDD™ system. Additional payments were also possible upon Pfizer's successful utilization of this technology. Pfizer received a non-exclusive license to certain AIDD™ intellectual property and the right to employ this technology in its own drug development programs. As of December 31, 2002 , the company had received $29,000,000 in license fees pursuant to the Pfizer Technology Transfer Agreement, which terminated per schedule in June 2002. License fees of $9,449,000 and $8,343,000 were recognized as revenue in 2002 and 2001, respectively. The fees recognized in 2002 include a $2,000,000 one-time payment to satisfy all obligations from Pfizer's use of the AIDD™ technology.

In 1994, Neurogen and Pfizer entered into a collaborative research agreement (the "1994 Pfizer Agreement") pursuant to which Pfizer made a $9,900,000 equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended to December 2001) for Neurogen's research program for the development of gamma-aminobutyric acid ("GABA")-based drugs for the treatment of sleep disorders. In return, Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based sleep disorder products developed in the collaboration. Neurogen did not receive any revenue related to the collaboration in 2003. Pfizer is currently developing a lead candidate from this collaboration in Phase I studies and evaluating other candidates from the program to determine whether further development is desirable. Pfizer has the right to determine when to advance compounds in the clinical process, and the Company will receive milestone payments if specified development and regulatory objectives are achieved. In addition, Pfizer is required to pay the Company royalties based on net sales levels, if any, for such products.

COLLABORATION COSTS

While the Company does not currently maintain a historical cost accounting system to accurately track costs on an individual project basis, it does maintain a system to record the level of staffing time spent on its research and development projects. Based primarily on the amount of staffing time spent on collaboration projects obtained from this system, the Company estimates the approximate aggregate amounts of research and development costs incurred in connection with all of the Company's research collaborations were $3,991,000, $4,460,000 and $4,200,000 in 2003, 2002 and 2001, respectively. These collaborations generated $3,763,000, $4,276,000 and $3,056,000 of research and development revenues (excluding milestones and license fees) in 2003, 2002 and 2001, respectively.

3. MARKETABLE SECURITIES

The following tables summarize the Company's marketable securities (in thousands):

December 31, 2003

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S Government notes	$14,970	$123	$-	$15,093
Corporate notes and bonds	21,127	298	-	21,425

Total	$36,097	$421	$-	$36,518

December 31, 2002

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S Government notes	$26,805	$397	$ -	$27,202
Corporate notes and bonds	39,491	475	(4)	39,962

Total	$66,296	$872	$(4)	$67,164

The following table summarizes investment maturities at December 31, 2003 (in thousands).

	Amortized Cost	Fair Value

Less than one year	$18,719	$18,794
Due in 1 to 5 years	17,378	17,724

	$36,097	$36,518

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31 are summarized as follows (in thousands):

	2003	2002

Accounts payable	$2,489	$2,080
Accrued compensation	2,331	1,467

	$4,820	$3,547

5. LOANS PAYABLE

On December 21, 2001, Neurogen entered into a commercial term mortgage loan agreement collateralized by the Company's facilities at 15 and 35 Northeast Industrial Road, Branford, CT, whereby the lender provided gross proceeds of $17,500,000. The Company used these proceeds for general corporate purposes. The loan is repayable in monthly principal installments of approximately $97,000 over 10 years plus interest at a floating rate tied to the one month LIBOR rate. The effective interest rate at December 31, 2003 was 3.7%. A final balloon payment of $956,000 is due and payable on the maturity date of December 21, 2011.

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

Under the Webster Bank facility agreement the Company is required to comply with certain covenants, including a requirement that the Company maintain at least $25,000,000 in cash and marketable securities and that the ratio of the outstanding loan balance less any cash collateral to the appraised value of the real property ("loan to value" ratio), as periodically determined by the Bank in its sole but reasonable discretion, will not exceed 72%. In the second quarter of 2003, the Company received notice from the Bank asserting that this ratio exceeded 72%. Neurogen was informed by the Bank that it was using a different standard in calculating the Company's compliance with this covenant than that used when Neurogen and the Bank entered into the loan agreement and that federal regulations required the bank to use this different standard. In the third quarter, the Company and the Bank agreed to amend the loan to value ratio from 72% to 85%, and the Company agreed to and did pay $3,400,000 of the loan balance, in addition to the previously scheduled loan repayments.

In January of 2004 the company was notified by Webster Bank that another appraisal was received by the Bank which indicated that the value of the property had declined. After discussions with the Bank, the Company agreed to and did pay down the balance of the principal by $1,575,000 in March 2004 in exchange for amending the loan agreement to remove the loan to value covenant mentioned above. Therefore, the Company has classified an additional $1,575,000 to short term debt as of December 31, 2003 for the payment made in March 2004. As of December 31, 2003 the Company believes it is in compliance with all loan covenants.

Following notification from Webster Bank of the lower appraised value of its property, the Company reviewed the carrying value of its buildings and improvements for possible impairment and recoverability pursuant to SFAS 144, "Accounting for the Impairment of Long-Lived Assets." Based on the Company's estimated future cash flows for the remaining useful lives of the building and improvements, the Company concluded that the carrying value of the assets was recoverable as defined by SFAS 144, and also concluded that the depreciable lives of these long-lived assets are appropriate. Therefore, it was unnecessary to record an impairment loss or adjust the carrying value of its building and improvements.

In October of 1999, Neurogen entered into a financing arrangement with Connecticut Innovations, Inc. (CII) collateralized by the property at 45 Northeast Industrial Road, whereby CII agreed to loan up to $5,000,000 to Neurogen for the purchase and development of a new building to create additional laboratory space. CII advanced Neurogen $1,912,280 for the purchase of the building in October 1999. The remainder of the loan was advanced when renovation was substantially completed in July 2001. The loan is repayable in monthly installments of approximately $46,500 over 15 years, bearing interest at an annual rate of 7.5%. Total interest payments capitalized during the building construction approximated $111,000 in 2001. The loan with CII contains certain subjective acceleration clauses, which upon occurrence of certain events, may cause amounts due under the agreement to become immediately due and payable. The Company has no indication that it is in default of any such clauses and therefore has classified its debt based on the dates regular payments are due.

Scheduled maturities of total loans payable at December 31, 2003 are:

In Thousands

2004	$ 2,972
2005	1,413
2006	1,434
2007	1,454
2008	1,477
Thereafter	7,500

$ 16,250

6. COMMON STOCK

On May 19, 2003, the stockholders voted to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 30,000,000 shared authorized to 50,000,000 shares authorized.

7. STOCK OPTIONS AND RESTRICTED STOCK

The Company has various stock incentive plans, under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are primarily granted at fair market value at the date of grant, vest from one month to five years and expire up to ten years after grant. Under all plans, there were 6,143,083 shares of common stock reserved for future issuance (of which 5,325,779 are for options outstanding and 817,284 are for options available for future grant) as of December 31, 2003.

Options

The following table presents the combined activity of its stock option plans for the years ended December 31, as follows:

	2003		2002		2001

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at January 1	5,304,913	$16.80	4,599,818	$19.13	3,702,588	$19.49
Granted	566,054	8.06	916,250	6.09	1,199,290	16.85
Exercised	(113,613)	6.52	(300)	6.50	(181,376)	8.02
Canceled	(431,575)	12.36	(210,855)	21.10	(120,684)	24.52

Outstanding at December 31	5,325,779	$16.45	5,304,913	$16.80	4,599,818	$19.13

Options exercisable at December 31	3,438,925	$18.85	3,141,595	$18.45	2,538,702	$17.90

With respect to certain remaining options of 31,250 shares granted on December 31, 1997, if the recipient remains employed with the Company for a period of seven years from the date of grant, the exercise price for any of such options which have not been exercised at the end of the ten year term of such option, shall become zero and the options will be deemed exercised and the shares will be conveyed to the respective optionees. The exercise price for any of such options exercised prior to the end of such ten-year term shall be $13.50 per share, the market price of the common stock on the date of grant. These options are subject to variable plan accounting and the deferred compensation is being amortized over the seven year service period required for these options to vest. The unamortized balance related to this grant at December 31, 2003 was $38,000, which has been adjusted since 1997 for certain officers who terminated their employment. The Company recognized stock compensation (benefit) expense of $141,000, $(232,000) and $57,000 for 2003, 2002, and 2001, respectively, relating to these options. The benefit in 2002 was due to a reversal of expense driven by a decline in the Company's stock price which reduced the value of these awards.

The Company recorded $23,000 as compensation expense for grants made prior to shareholder approval of the respective option plan in 2001 and $98,000, $45,000 and $52,000 as expense for option grants made to consultants in 2003, 2002 and 2001, respectively. In addition, $977,000 was recorded as expense in 2001 for modifications to stock options made upon termination of employment of two former officers. The modifications included acceleration of vesting for one officer and extension of option expiration after termination of employment for the other officer.

The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2003:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Less than $9.99	1,513,626	6.5	$5.39	418,218	$5.93
$10.00-$19.99	2,573,571	4.7	$16.84	1,986,577	$16.57
$20.00 - $29.99	688,508	3.0	$24.46	645,008	$24.55
$30.00 - $39.99	550,074	4.6	$34.99	389,122	$34.92

	5,325,779			3,438,925

The estimated fair value at the date of grant for options granted in 2003, 2002, and 2001 was $5.66, $4.14, and $12.81, respectively, using the Black-Scholes model with the following weighted average assumptions:

	2003	2002	2001

Expected life	5 years	5 years	5 years
Risk-free interest rate	2.2-3.3%	3.0%	4.4%
Volatility	84-88%	84%	80%
Expected dividend yield	0%	0%	0%

Restricted Stock

In September 2001, 150,000 shares of restricted stock were granted to certain officers. Of the total shares granted, 10,000 shares vested immediately, 70,000 shares vest in four years and 70,000 shares vest in five years. In 2002, 145,000 shares of restricted stock were granted to certain officers, of which 72,500 shares vest in four years and 72,500 shares vest in five years. In connection with the grants of restricted stock in 2001 and 2002, the Company recorded deferred compensation totaling $4,320,150. The portion of the compensation associated with the shares that vested immediately was recognized as expense while the remaining deferred compensation is being amortized ratably over the four or five year service period. A total of $748,000, $802,000 and $392,000 was recorded as compensation expense in 2003, 2002 and 2001, respectively, related to restricted stock. In 2003, 40,000 shares of restricted stock were cancelled upon termination of one officer which resulted in reversal of prior year expense of $72,000 and previously recorded expense of $18,000.

8. INCOME TAXES

The difference between the Company's "expected" tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before provision for income taxes, and actual tax is reconciled below (in thousands):

	2003	2002	2001

Expected tax benefit at 34%	$(10,854)	$(8,153)	$(9,035)
State tax benefit net of federal benefit	(1,736)	(1,791)	(3,013)
R & D credit	(1,141)	(1,010)	(2,408)
Other	80	5	130
Change in valuation allowance	13,304	10,661	13,115

Tax benefit	$(347)	$(288)	$(1,211)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below (in thousands):

	2003	2002

DEFERRED TAX ASSETS:
Federal tax operating loss carryforwards	$49,341	$38,250
State tax operating loss carryforwards	5,980	4,899
Research & development credit carryforwards	11,682	10,051
Alternative minimum tax credit carryforwards	362	362
Deferred revenue	2,292	3,071
Deferred compensation	1,325	940
Other	250	311

Gross deferred asset	71,232	57,884
Valuation allowance	(70,436)	(56,996)

Net deferred asset	796	888
DEFERRED TAX LIABILITY:
Depreciation	(796)	(888)

Net asset/liability	$ -	$ -

The valuation allowance increased by $13,440,000 during 2003 of which $13,304,000 is attributable to the current year tax provision and is due primarily to the increase in net operating loss, and research and development tax credit carryforwards and $136,000 is attributable to the benefit of certain stock option transactions which would be charged to paid in capital if the valuation allowance is utilized. The Company has provided a valuation allowance for the full amount of the net deferred tax asset, since management has not determined that these future benefits will more likely than not be realized as of December 31, 2003.

Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2003 and 2002 would be allocated as follows (in thousands):

	2003	2002

Income tax provision	$59,322	$46,016
Additional paid-in capital	11,114	10,980

	$70,436	$56,996

As of December 31, 2003, the Company has approximately $145,120,000 and $8,232,000 of net operating loss and research and development credit carryforwards, respectively, available for federal income tax purposes, which expire in the years 2004 through 2023. The Company also had approximately $120,800,000 Connecticut state tax net operating loss carryforwards which expire in the years 2004 through 2023, $655,000 of Connecticut State incremental research and development credit carryforwards which expire in the years 2014 through 2018 and $4,573,000 of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

For the years ended December 31, 2003 and 2002, the Company generated Connecticut income tax benefits of $347,000 and $638,000, respectively, as the result of Connecticut tax law provisions which allowed certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryforward of these credits into future tax years. The Company filed claims to exchange their 2002 and 2001 research and development credits for cash and as a result recorded benefits of $347,000 and $288,000 in the Statement of Operations for 2003 and 2002, respectively. Benefits of $0 and $350,000 were also recorded to additional paid-in capital in 2003 and 2002, respectively, for research and development qualifying expenditures resulting from stock option exercises.

9. COMMITMENTS AND CONTINGENCIES

The Company has granted Pfizer certain registration rights with respect to 2,846,000 shares of Common stock entered into in connection with the 1994 Pfizer Agreement. The Company has granted certain registration rights to American Home Products with respect to 37,442 shares of Common stock purchased in connection with entering into a licensing agreement in 1996.

The Company has indemnification agreements with two employees as of December 31, 2003 for contingent payments which may be required under provisions that exist in such employees' employment agreements with prior employers. The maximum amount of this potential obligation is approximately $1.3 million at December 31, 2003. The Company believes the likelihood of payment of any amounts under such indemnifications is remote.

10. BENEFIT PLANS

The Company maintains a 401(k) plan under which all of the Company's employees are eligible to participate. Each year the Company may, but is not required to, make a discretionary matching contribution to the plan. The Company currently matches 100% of employee contributions of up to 6% of an employee's salary. For the fiscal years 2002 and 2001, one third of the match was made in cash and two thirds of the match was made in Company stock. For the fiscal year 2003, the entire match was made in Company stock. Contributions to the 401(k) plan totaled approximately $728,000, $812,000 and $772,000 in 2003, 2002 and 2001, respectively.

The Company has made loans to certain officers and employees subject to various compensation agreements. Certain loans will be forgiven and recognized as compensation expense ratably over defined service periods for each employee ranging from three to seven years. The amount of loans outstanding at December 31, 2003, 2002 and 2001 was $300,000, $593,000 and $481,000, of which $128,000, $174,000 and $110,000 was short-term, respectively. Since passage of the Sarbanes-Oxley Act in July 2002, Neurogen has not granted loans to any corporate officers of the Company.

11. RELATED PARTIES

As of December 31, 2003, Pfizer held 2,846,000 shares of common stock in the Company, which represented 16% of total outstanding shares. As discussed in Note 2 to these consolidated financial statements, Pfizer has been a partner with Neurogen in several collaborative research agreements since 1992 and one technology transfer agreement since 1999. As part of the Merck collaboration agreement mentioned above, Merck purchased 1,783,252 shares of common stock in the Company on January 13, 2004. This number of shares represented 9% of total outstanding shares as of March 1, 2004.

12. REDUCTION IN FORCE

In October 2002, the Company announced a reduction in force as part of its Operational Excellence program to further enhance the efficiency of its drug discovery platform, reduce costs and to more closely align the Company's investment of resources with long-term business goals. As part of this plan, Neurogen reorganized certain departments and eliminated 24 employee positions inclusive of both administrative and research functions, representing approximately 10% of its total workforce. The reduction in force was communicated to respective employees and severance agreements were executed in October 2002. Severance payments were completed by March 2003. The total amount of costs incurred was $350,000, which included $303,000 in one-time termination benefits and $47,000 in associated costs, which was included in Total Operating Expenses ($252,000 in Other Research and Development and $98,000 in Other General and Administrative expenses) in the 2002 Statement of Operations. The final $23,000 of restructuring payments related to this program was made in the first quarter of 2003.

13. SUPPLEMENTAL CASH FLOW INFORMATION

The Company made interest payments of approximately $899,000, $1,095,000 and $204,000 in 2003, 2002 and 2001, respectively. The Company made no income tax payments in 2003, 2002 and 2001. In 2003, Neurogen received a payment from the State of Connecticut of $347,000 for the exchange of 2002 research and development credits. Also, in 2002, Neurogen received payments from the State of Connecticut of $2,248,000 and $366,000 for the exchange of 2000 and 2001 research and development credits, respectively (see Note 8).

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003

Total revenue	$1,398	$1,580	$1,489	$2,321
Total expenses	9,577	9,631	9,655	10,834
Other income, net	283	286	383	34
Income tax benefit	-	-	347	-
Net loss	(7,896)	(7,765)	(7,436)	(8,479)
Basic and diluted earnings per share	(0.45)	(0.44)	(0.42)	(0.48)

2002

Total revenue	$2,638	$8,270	$1,509	$3,308
Total expenses	11,565	11,685	10,003	8,129
Other income, net	456	537	335	349
Income tax benefit	(73)	-	361	-
Net loss	(8,544)	(2,878)	(7,798)	(4,472)
Basic and diluted earnings per share	(0.49)	(0.16)	(0.44)	(0.25)

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Neurogen Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Neurogen Corporation and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
March 5, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Business Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Business Officer concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were designed to (1) ensure that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Business Officer, as appropriate to allow timely decisions regarding required disclosure, and (2) ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

There has been no significant change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information relating to directors and executive officers of the Company, reference is made to the discussion under the captions "Election of Directors," "Executive Officers" and "Section 16 Beneficial Reporting Compliance" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on May 21, 2004, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For information relating to executive compensation, reference is made to the discussion under the captions "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Officer Compensation," "Terms and Conditions of Certain Employment and Severance Agreements," "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on May 21, 2004, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information relating to the security ownership of certain beneficial owners and management, reference is made to the discussion under the caption "Principal Stockholders" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on May 21, 2004, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information relating to certain relationships and related transactions, reference is made to the discussion under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on May 21, 2004, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For information relating to principal accounting fees and services, reference is made to the discussion under the caption "Principal Accounting Fees and Services" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on May 21, 2004, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1) Financial Statements

Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

       (2) Financial Statement Schedule

Note: Schedules are omitted as not applicable or not required or on the basis that the information is included in the financial statements or notes thereto.

       (3) Exhibits

See Exhibit Index.

(b) Reports on Form 8-K

The Company furnished a current report on Form 8-K on November 12, 2003 to announce its results of operations for the third quarter of 2003.

The Company filed a current report on Form 8-K on December 1, 2003 to announce the formation with Merck & Co., Inc. of an exclusive worldwide alliance, subject to Hart-Scott-Rodino Act review, to research, develop and commercialize novel small molecule medicines which work by targeting the vanilloid receptor (VR1), a key integrator of pain signals in the nervous system.

The Company filed a current report on Form 8-K on December 8, 2003 to correct a media report filed earlier that day regarding the financial terms of the Company's alliance with Merck & Co., Inc.

The Company filed a current report on Form 8-K on January 13, 2004 to announce top-line results from its Phase IIa clinical trial for asthma using NGD 2000-1. In this exploratory trial, designed to evaluate the potential benefit of blocking the C5a receptor in patients with mild to moderate asthma, NGD 2000-1 did not demonstrate a therapeutic benefit with respect to predetermined endpoints.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROGEN CORPORATION

By:	/S/ STEPHEN R. DAVIS

Stephen R. Davis Executive Vice President and Chief Business Officer

Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

*
	Chairman of the Board and Director	March 15, 2004
Frank C. Carlucci

/S/ WILLIAM H. KOSTER
	President, Chief Executive Officer and Director	March 15, 2004
William H. Koster (Principal Executive Officer)

/S/ STEPHEN R. DAVIS
	Executive Vice President, Chief Business Officer and Director	March 15, 2004
Stephen R. Davis (Principal Financial and Accounting Officer)

*	Director	March 15, 2004

Felix J. Baker

*	Director	March 15, 2004

Julian C. Baker

*	Director	March 15, 2004

Barry M. Bloom

*	Director	March 15, 2004

Eran Broshy

*	Director	March 15, 2004

Robert N. Butler, M.D.

*	Director	March 15, 2004

Mark Novitch

*	Director	March 15, 2004

Craig Saxton

*	Director	March 15, 2004
John Simon

*	Director	March 15, 2004

Suzanne H. Woolsey

By:	/S/ WILLIAM H. KOSTER and STEPHEN R. DAVIS

William H. Koster and Stephen R. Davis, Attorneys-in-Fact

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation, filed July 7, 1994 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-81268 on form S-8).
3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.1	Neurogen Corporation Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended December 31, 1991).
10.2

Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended December 31, 1992).

10.3	Neurogen Corporation 1993 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.4	Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.5	Neurogen Corporation 1993 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.6	Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.7	Employment Contract between the Company and Harry H. Penner, Jr., dated as of October 12, 1993 (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.8	Employment Contract between the Company and John F. Tallman, dated as of December 1, 1993 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarterly period ended September 30, 1994).
10.9	Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.31 to Registration Statement No. 33-29709 on Form S-1).
10.10	Collaborative Research Agreement and License and Royalty Agreement between the Company and Pfizer Inc, dated as of January 1, 1992 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K for the fiscal year ended December 31, 1991).
10.11	Letter Agreement between the Company and Barry M. Bloom, dated January 12, 1994 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
10.12	Letter Agreement between the Company and Robert H. Roth, dated April14, 1994 (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended December 31, 1994).
10.13	Collaborative Research Agreement and License and Royalty Agreement between the Company and Pfizer Inc, dated as of July 1, 1994 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference of Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1994).
10.14	Stock Purchase Agreement between the Company and Pfizer dated as of July 1, 1994 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1994).
10.15	Collaboration and License Agreement and Screening Agreement between the Company and Schering-Plough Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 28, 1995).
10.16	Lease Agreement between the Company and Commercial Building Associates dated as of August 30, 1995 (incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarterly period ended September 30, 1995).
10.17	Collaborative Research Agreement between the Company and Pfizer dated as of November 1, 1995 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated November 1, 1995).
10.18	Development and Commercialization Agreement between the Company and Pfizer dated as of November 1, 1995 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated November 1, 1995).
10.19	Stock Purchase Agreement between the Company and Pfizer dated as of November 1, 1995 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated November 1, 1995).
10.20	Stock Purchase Agreement dated as of November 25, 1996 between American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division, and Neurogen Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 31, 1997).
10.21	Technology agreement between the Company and Pfizer Inc, dated as of June 15, 1999 (CONFIDENTIAL TREATMENT REQUEST) (Incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarterly period ended June 30, 1999).
10.22	Employment Contract between the Company and Alan J. Hutchison, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1999).
10.23	Employment Contract between the Company and Stephen R. Davis, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1999).
10.24	Employment Contract between the Company and Kenneth R. Shaw, dated as of December 1, 1999 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended December 31, 1999).
10.25	Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).
10.26	Form of the Non-Qualified Stock Option Agreement currently used in connection with the grant of options under the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).
10.27	Registration Rights Agreement dated as of June 26, 2000 between the Company and the Purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).
10.28	Severance Agreement between the Company and John F. Tallman, dated as of January 15, 2001 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-Q for the quarterly period ended March 31, 2001).
10.29

Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended and restated effective September 4, 2001 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).

10.30	Form of Incentive Stock Option Agreement currently used in connection with the grant of options under the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.31	Form of the Non-Qualified Stock Option Agreement currently used in connection with the grant of options under the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.32	Form of Neurogen Special Committee Stock Option Plan (incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.33	Employment Agreement between the Company and William H. Koster, dated as of September 4, 2001 (incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.34	Severance Agreement between the Company and Harry H. Penner, Jr., dated as of September 7, 2001 (incorporated by reference to Exhibit 10.34 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).
10.35	Collaboration and License Agreement dated as of December 11, 2001 between the Company and Aventis Pharmaceuticals Inc. (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K/A2 for the period ended December 31, 2001).
10.36	Modification Agreement dated as of December 1, 2000 between Neurogen Properties LLC and Connecticut Innovations, Incorporated (incorporated by reference to Exhibit 10.36 to the Company's Form 10-KA/3 for the period ended December 31, 2001).
10.37	Construction Loan Agreement dated as of October 22, 1999 between Neurogen Properties LLC and Connecticut Innovations, Incorporated (incorporated by reference to Exhibit 10.37 to the Company's Form 10-KA/3 for the period ended December 31, 2001).
10.38	Commercial Term Note dated as of December 21, 2001 held by the Company and payable to Webster Bank (incorporated by reference to Exhibit 10.38 to the Company's Form 10-KA/3 for the period ended December 31, 2001).
10.39	Commercial Loan Agreement dated as of December 21, 2001 between Webster Bank and the Company (incorporated by reference to Exhibit 10.39 to the Company's Form 10-KA/3 for the period ended December 31, 2001).
10.40	Employment Agreement between the Company and Edmund P. Harrigan, dated as of May 13, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2002).
10.41	Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2002).
10.42	Amendments to the Neurogen Corporation Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2002).
10.43	Collaboration and License Agreement dated as of November 24, 2003 between the Company and Merck Sharp & Dohme Limited (CONFIDENTIAL TREATMENT REQUESTED) (filed herewith).
10.44	Stock Purchase Agreement dated as of November 24, 2003 between the Company and Merck Sharp & Dohme Limited (CONFIDENTIAL TREATMENT REQUESTED) (filed herewith).
21.1	Subsidiary of the registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999).
23.1	Consent of PricewaterhouseCoopers LLP Independent Auditors.
24.1	Powers of Attorney of Felix J. Baker, Julian C. Baker, Barry M. Bloom, Eran Broshy, Robert N. Butler, Frank C. Carlucci, Mark Novitch, Craig Saxton, John Simon, and Suzanne H. Woolsey.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.