Form 10-K/A
period 2003-12-31
NEUROGEN CORP
filed 2004-04-29
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The approximate aggregate market value of the registrant's Common Stock held by non-affiliates was $65,622,906, based on the closing price of a share of Common Stock as reported on the NASDAQ National Market on June 30, 2003, which is the last business day of the registrant's most recently completed second fiscal quarter. In determining the market value of non-affiliate voting stock, shares of Common Stock beneficially owned by officers and directors and one shareholder owning more than 20% of the Common Stock have been excluded from the computation. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any person as to the status of such person.

As of April 22, the registrant had 34,183,628 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Neurogen is filing this Form 10-K/A to amend Part III of the Annual Report filed on Form 10-K for the fiscal year ended December 31, 2003, which was previously filed with the Securities and Exchange Commission on March 15, 2004 (the "Form 10-K"), to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended ("Exchange Act"). In so far as Neurogen will not file its proxy statement in connection with its annual meeting within 120 days of its fiscal year ended December 31, 2003. Neurogen is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of its Form 10-K. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended.

In connection with the filing of this Form 10-K/A and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under Exchange Act, Neurogen is including currently dated certifications. Except as described above, no other amendments are being made to Neurogen's Form 10-K. With the exception of certain information on the cover page and in Items 10, 12 and 13, this Form 10-K/A does not reflect events occurring after the filing of Neurogen's Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Director	Age	Principal Occupation	Director Since

Felix J. Baker, Ph.D.	35	Managing Partner, Baker Brothers Investments	May 1999

Julian C. Baker	37	Managing Partner, Baker Brothers Investments	May 1999

Barry M. Bloom, Ph.D.	75	Former Executive Vice President, Research and Development, Pfizer Inc.	December 1993

Eran Broshy	45	Chief Executive Officer and Director of Ventiv Health	July 2003

Robert N. Butler, M.D.	77	CEO and President, International Longevity Center-USA; Chairman of Geriatrics, Mount Sinai Medical Center	July 1989

Frank C. Carlucci	73	Chairman of the Board, Neurogen Corporation; Chairman Emeritus, The Carlyle Group	February 1989

Stephen R. Davis	43	Executive Vice President and Chief Business Officer, Neurogen Corporation	September 2001

Stewart Hen	37	Managing Director, Warburg Pincus LLC	April 2004

William H. Koster, Ph.D.	60	President and Chief Executive Officer, Neurogen Corporation	September 2001

Jonathan S. Leff	35	Managing Director, Warburg Pincus LLC	April 2004

Mark Novitch, M.D.	72	Former Vice Chairman of the Board, The Upjohn Company; Former Professor of Health Care Services, George Washington University Medical Center	December 1993

Craig Saxton, M.D.	61	Former Executive Vice President, Pfizer Global Research and Development and Vice President, Pfizer Inc.	January 2002

John Simon	61	Managing Director, Allen & Company LLC	May 1989

Suzanne H. Woolsey, Ph.D.	62	Chief Communications Officer, National Academy of Sciences/National Research Council	January 1998

There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer of the Company other than Julian and Felix Baker, who are brothers.

Felix J. Baker, Ph.D., has served as a director of Neurogen since May 1999. Dr. Baker and his brother Julian Baker co-founded a biotechnology investing partnership, which the Bakers have managed since 1994. Over the past few years, the Bakers have also partnered with major universities and other endowments to create multiple additional funds. Collectively, these funds are known as Baker Brothers Investments, which has grown into one of the largest private sources of capital focused on publicly traded life sciences companies. Dr. Baker is currently a managing member of Baker Bros. Advisors, LLC. Dr. Baker received his Ph.D. in Immunology and a B.S. in Biology with honors from Stanford University, where he also completed two years of medical school. He is also a director of Conjuchem Inc., Seattle Genetics and various privately held companies.

Julian C. Baker has served as a director of Neurogen since May 1999. Mr. Baker and his brother Felix Baker co-founded a biotechnology investing partnership, which the Bakers have managed since 1994. Over the past few years, the Bakers have also partnered with major universities and other endowments to create multiple additional funds. Collectively, these funds are known as Baker Brothers Investments, which has grown into one of the largest private sources of capital focused on publicly traded life sciences companies. Julian Baker is currently a managing member of Baker Bros. Advisors, LLC. Mr. Baker was employed from 1988 to 1993 by the private equity investment arms of the First Boston Corporation and Credit Suisse First Boston Corporation, and was a founding employee of The Clipper Group, which managed $1.6 billion for First Boston and Credit Suisse First Boston. Mr. Baker holds an A.B. magna cum laude from Harvard University. He is also a director of Incyte Corporation and various privately held companies.

Barry M. Bloom, Ph.D., has served as a director of Neurogen since December 1993. Dr. Bloom retired in 1993 from Pfizer where he had been Executive Vice President, Research and Development and a member of the board of directors. Dr. Bloom was previously a director of Vertex Pharmaceuticals and Cubist Pharmaceuticals, Inc.

Eran Broshy has served as a director of Neurogen since July 2003. Mr. Broshy is Chief Executive Officer and Director of Ventiv Health, a preferred provider of comprehensive marketing and sales solutions for the pharmaceutical and life sciences industries. Mr. Broshy is a widely recognized authority and frequent speaker on strategic issues in pharmaceuticals and healthcare. Prior to joining Ventiv he served as the partner responsible for the healthcare practice of The Boston Consulting Group (BCG) across the Americas. During his fourteen-year tenure at BCG, Mr. Broshy consulted widely with senior executives from a number of the major global pharmaceutical manufacturers, managed care organizations, and academic medical centers, and advised on a range of strategic, organizational and operational issues. Mr. Broshy has also served as President and Chief Executive Officer of Coelacanth Corporation, a privately-held biotechnology company. Mr. Broshy is a graduate of Harvard University (M.B.A.), Stanford University (M.S.), and Massachusetts Institute of Technology (B.S.).

Robert N. Butler, M.D., has served as a director of Neurogen since July 1989. Dr. Butler has served as the Brookdale Professor and Chairman of the Department of Geriatrics and Adult Development at Mount Sinai Medical Center since 1982. From 1976 until 1982, Dr. Butler was the founding director of the National Institute of Aging of the National Institutes of Health. Dr. Butler won the 1976 Pulitzer Prize for his book, "Why Survive? Being Old in America." He has served as the editor-in-chief of Geriatrics, a journal for primary care physicians, and serves on the editorial board of several other professional publications. Dr. Butler has been Chief Executive Officer and President of the International Longevity Center-USA since 1990. He is also a member of the Institute of Medicine of the National Academy of Sciences and a founding Fellow of the American Geriatrics Society. He has served as a consultant to the United States Special Committee on Aging, the National Institute of Mental Health, the Commonwealth Fund, the Brookdale Foundation and numerous other foundations and corporations.

Frank C. Carlucci has served as a director and Chairman of the Board of Neurogen since February 1989. Mr. Carlucci is principally employed as Chairman Emeritus of The Carlyle Group, a private merchant bank, and has been the Chairman since 1993. Mr. Carlucci served as Secretary of Defense of the United States from November 1987 through January 1989. Prior to his appointment as Secretary of Defense, Mr. Carlucci was Assistant to the President of the United States for National Security Affairs. Mr. Carlucci had been Chairman and Chief Executive Officer of Sears World Trade Inc. from 1984 to 1986, after having served as President and Chief Operating Officer since 1983. Mr. Carlucci is also a director of Sun Resorts, Encysive Inc., United Defense L.P., and the Rand Corporation.

Stephen R. Davis has been Executive Vice President of Neurogen since September 2001 and Chief Business Officer since January 2000. Mr. Davis joined Neurogen in 1994 as Vice President of Finance and Chief Financial Officer. From 1990 through June 1994, Mr. Davis was employed by Milbank, Tweed, Hadley & McCloy LLP as a corporate and securities attorney. Previously, Mr. Davis practiced as a Certified Public Accountant with Arthur Andersen & Co. Mr. Davis received his B.S. in Accounting from Southern Nazarene University and a J.D. degree from Vanderbilt University.

Stewart Hen has served as director of Neuorgen since April 2004 and is a Managing Director at Warburg Pincus LLC. He was appointed to fill a newly-created directorship on April 19, 2004 as a condition to the closing of the private placement transaction by which the Company issued $100 million of Common Stock to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family (as more fully described under Item 13). Prior to joining Warburg Pincus, he was a management consultant at McKinsey & Company where he advised pharmaceutical and biotechnology companies on a range of strategic management issues. Prior to McKinsey, he worked at Merck in both Research & Development and Manufacturing. Mr. Hen holds an M.B.A. from The Wharton School, an M.S. in chemical engineering from the Massachusetts Institute of Technology, and a B.S. in chemical engineering from the University of Delaware. Mr. Hen is a director of Rib-X Pharmaceuticals and formerly of The Medicines Company, Triangle Pharmaceuticals and Synaptic Pharmaceuticals. He also serves on the Health Care & Sciences Group of the New York City Investment Fund.

William H. Koster, Ph.D., joined Neurogen as President and CEO in September 2001. Prior to joining Neurogen, Dr. Koster worked for approximately 30 years in drug discovery and development with Bristol-Myers Squibb Company (BMS) and E.R. Squibb & Sons, Inc., which merged with Bristol-Myers in 1989. In his most recent position, Dr. Koster was Bristol-Myers' Senior Vice President for Science and Technology Strategy and Acquisition, heading up the company's external science and technology strategy, scientific intelligence, intellectual property and science policy functions. In addition, he was responsible for leading the R&D acquisition and integration team involved in the agreement to purchase and merge the RD functions of DuPont Pharmaceutical Company into BMS. He was based at Bristol-Myers' headquarters in Princeton, N.J. Dr. Koster serves as a member of the Keystone Symposia Scientific Advisory Board, The National Council for Harvard Medicine, and the Board of the Robert Wood Johnson Health Care Corporation. Dr. Koster holds an undergraduate degree in chemistry from Colby College and a Ph.D. in organic chemistry from Tufts University.

Jonathan S. Leff has served as director of Neuorgen since April 2004 and has been with Warburg Pincus LLC ("WP LLC"), a private equity investment firm, since 1996 where he currently serves as Managing Director. Prior to becoming Managing Director, Mr. Leff worked at Warburg Pincus LLC as a Vice President from January 1999 to December 1999 and as an Associate from July 1996 to December 1998. Mr. Leff is a Director of Intermune, Inc., Transkaryotic Therapies and ZymoGenetics, Inc., all of which are biotechnology companies and also serves as a Director of several private biotechnology companies. As a condition to the closing of the private placement transaction by which the Company issued $100 million of Common Stock to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family (as more fully described under Item 13), Mr. Leff was appointed to fill a newly-created directorship on April 19, 2004.

Mark Novitch, M.D., has served as a director of Neurogen since December 1993. Dr. Novitch was Professor of Health Care Sciences at The George Washington University from 1994 to 1997 and Adjunct Professor from 1997 to 2001. He worked in senior executive positions at The Upjohn Company from 1985 until his retirement as Vice Chairman of the Board in 1993. Dr. Novitch served at the United States Food and Drug Administration as Deputy Commissioner and as Acting Commissioner from 1983-1984. Dr. Novitch is a director of Alteon, Inc., Guidant Corporation and KOS Pharmaceuticals, Inc.

Craig Saxton, M.D., has served as a director of Neurogen since January 2002. From 1993 until his retirement in 2001, Dr. Saxton was Vice President of Pfizer Inc and Executive Vice President, Pfizer Global Research and Development at Pfizer's Research and Development headquarters in Groton, Connecticut. He held a variety of executive and research posts at Pfizer over a 25-year span. Dr. Saxton earned his B.S. in Anatomy in 1962 and his M.D. in 1965 from Leeds University in the U.K. After internship and residency in Medicine, he was a Research Fellow in Cardiovascular Research at the University of Leeds, and subsequently undertook research in Applied Physiology at the Royal Air Force Institute of Aviation Medicine and Physiology in Farnborough, U.K. Dr. Saxton is on the Board of Directors of the African Medical and Research Foundation in New York, and a member of the American Academy of Pharmaceutical Physicians and the Connecticut Academy of Science and Engineering. Dr. Saxton is also a member of the Board of Directors of Tularik Inc.

John Simon, Ph.D., has served as a director of Neurogen since May 1989. Mr. Simon has been a Managing Director of the investment banking firm of Allen & Company, LLC since 1982.

Suzanne H. Woolsey, Ph.D., has served as a director of Neurogen since January 1998. From 1993 to 2000, Dr. Woolsey was Chief Operating Officer of the National Academy of Sciences/National Research Council ("NAS/NRC"), an independent, federally chartered policy institution. Since May 2000 Dr. Woolsey has served as Chief Communications Officer at the NAS/NRC. She was a founding partner of the Upstart Partners, LLC (2000-2001). Prior to serving as Chief Operating Officer, Dr. Woolsey served as the Executive Director of the Commission on Behavioral and Social Sciences and Education at the National Academy of Sciences/National Research Council. Dr. Woolsey also serves on the Board of Trustees for mutual funds distributed by Van Kampen Funds, Inc. and on the Board of Directors of the Fluor Corporation. From 1980 to1989, Dr. Woolsey served as a Consulting Partner at Coopers and Lybrand, an accounting firm, where she developed and directed the firm's consulting practice with healthcare institutions, research organizations, major research universities and corporate general counsels. Dr. Woolsey holds a Ph.D. in clinical and social psychology from Harvard University.

In addition to Dr. Koster and Mr. Davis, the other executive officers of the Company who are appointed by and serve at the discretion of the Board of Directors, are as follows:

Name	Age	Position	Officer Since

James V. Cassella, Ph.D.	49	Senior Vice President – Clinical Research and Development	March 2002

Alan J. Hutchinson, Ph.D.	50	Executive Vice President – Drug Discovery	June 1994

James E. Krause, Ph.D.	52	Senior Vice President – Biology	May 2002

Kenneth R. Shaw, Ph.D.	47	Senior Vice President – Chemistry and Preclinical Development	April 1999

James V. Cassella, Ph.D., has been Senior Vice President of Clinical Research and Development since January 2003. Dr. Cassella joined Neurogen Corp. in 1989 and has been a Vice President since 1999. As head of clinical research and development, Dr. Cassella is responsible for the strategic and operational aspects of clinical drug development and is co-chair of Neurogen's Development Operation Committee. Dr. Cassella holds a Ph.D. in Psychology from Dartmouth College. Upon receiving his degree, he held a Postdoctoral Fellowship in the Department of Psychiatry at Yale University School of Medicine. Prior to joining Neurogen, he was Assistant Professor of Neuroscience at Oberlin College.

Alan J. Hutchison, Ph.D., has been Executive Vice President-Drug Discovery since April 2002. Dr. Hutchison joined Neurogen in 1989 as Director of Chemistry and became Vice President of the Company in 1992 and a Senior Vice President in 1997. From 1981 through 1989, Dr. Hutchison was employed by Ciba-Geigy, most recently as a Distinguished Research Fellow. Dr. Hutchison received his B.S. in Chemistry from Stevens Institute of Technology and received his Ph.D. from Harvard University.

James E. Krause, Ph.D., joined Neurogen as Vice President of Biochemistry in 1997 and has been Senior Vice President of Biology since July 2001. From 1984 to 1997, Dr. Krause was Professor of Neurobiology at Washington University School of Medicine in St. Louis and was Director of the Medical Scientist Training Program. Dr. Krause received his Ph.D. in Biochemistry from the University of Wisconsin in 1980.

Kenneth R. Shaw, Ph.D., joined Neurogen in 1989 and has been Senior Vice President of Chemistry and Preclinical Development since 1999. Dr. Shaw began his industrial career in 1983 at Ciba-Geigy as a Senior Scientist and also spent 2 years as Scientific Director at Franklin Diagnostics. Dr. Shaw received a B.S. in Chemistry from the University of Rochester in 1979, and a Ph.D. in Organic Chemistry from Columbia University in 1983.

Audit Committee

Neurogen has a separately designated standing Audit Committee, established in accordance with section 3(a)(58)(A) of the Exhcnange Act, that is comprised of four non-employee directors: Eran Broshy, Mark Novitch, John Simon and Suzanne Woolsey. Mr. Broshy replaced Mr. Carlucci on the audit committee when Mr. Carlucci stepped down on December 15, 2003. Each Audit Committee member qualifies as an independent director by NASDAQ Marketplace Rule 4200(a)(15) as defined by the National Association of Securities Dealers listing standards.

Audit Committee Financial Expert

The Board of Directors determined that John Simon qualifies as an audit committee financial expert as defined by Item 401(h)(2) of Regulation S-K.  Mr. Simon is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

Neurogen has adopted a code of ethics that applies to all of our officers and employees, including the chief business officer and vice president of finance. A copy of Neurogen's code of ethics has been posted on our internet web site at www.neurogen.com and is attached herto as Exhibit 14.1. Neurogen intends to disclose any amendments to provisions of its code of ethics on its internet website at www.neurogen.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the forms required by Section 16(a) of the Securities Exchange Act of 1934, as amended, that have been received by the Company, the Company believes that all filing requirements for 2003 applicable to its officers, directors and beneficial owners of greater than ten percent of its Common Stock have been complied with, subject to the following exceptions: Julian Baker and Felix Baker each filed two late Form 4's for grants of stock options and the Company filed one late Form 4 for each director on behalf of Barry Bloom, Robert Butler, Frank Carlucci, Mark Novitch, Craig Saxton, John Simon and Suzanne Woolsey for grants of stock options.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

Mr. Carlucci receives an annual retainer of $50,000 for his services as Chairman of the Board. All other directors received in 2003 an annual retainer of $25,000 for the period of service relating to the term commencing with the 2003 Annual Meeting of Stockholders and ending with the 2004 Annual Meeting of Stockholders (the "2003/2004 Term") except for Mr. Broshy, who received a prorated retainer based upon the date he joined the Board. Each non-employee chair of the Executive, the Science, the Compensation, the Governance and the Audit Committees of the Board receives an annual retainer of $5,000, with any Board member who chairs more than one committee receiving only one $5,000 retainer payment. Mr. J. Baker, Dr. Bloom and Mr. Carlucci each received $5,000 for the 2003/2004 Term for chairing the Executive, Science and Governance Committees, respectively. Dr. Novitch received a prorated fee of $2,164 for chairing the Audit Committee, which commenced upon the date he assumed the chair. In 2003, Dr. Bloom and Dr. Saxton received $7,616 and $6,411, respectively, for consulting services provided to the Company, and the Company's existing consulting arrangements with Dr. Bloom and Dr. Saxton were terminated in December 2003. Directors of the Company receive out-of-pocket travel expenses in connection with their attendance at Board meetings and other activities on behalf of the Company.

Under the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (the "2000 Program"), effective April 2000 and amended July 15, 2002, each new non-employee director receives an option to acquire 20,000 shares of common stock (an "Initial Grant"), subject to certain adjustments, at the fair market value on the date the director is first elected or appointed to the Board of Directors. Also under the 2000 Program, each current non-employee director receives annually an option to acquire 5,000 shares of common stock, subject to certain adjustments, at the fair market value on the anniversary of such director's election, reelection, appointment or reappointment to the Board. In addition, directors who are members of the Executive, Compensation, Science, Audit or Finance committees receive an annual grant of 1,500 shares (2,500 shares if the director is a chair of the committee), up to a maximum aggregate of 5,000 shares for service on multiple committees.

Compensation Committee Interlocks and Insider Participation

Messrs. Carlucci, Simon and Julian Baker, all non-employee directors, constitute the Company's Compensation Committee. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of another entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Officer Compensation

For the three years ended December 31, 2003, 2002, 2001, the Company paid the amounts shown in the following table with respect to each of the named officers of the Company.

Summary Compensation Table

					Long-Term Compensation

	Annual Compensation				Awards		Payouts

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards (k)	Securities Underlying Options (a)	All Other Compensation (b)
		($)	($)	($)	($)	(#)	($)

William H. Koster	2003	408,000	200,000	-	-	54,000	13,806
President and Chief Executive	2002	400,000	101,333	-	-	75,000	12,806
Officer	2001	124,359(c)	-	-	1,939,000(j)	400,000	602

Alan J. Hutchison	2003	292,238	87,671	-	-	31,500	12,966
Executive Vice President Drug	2002	286,508	37,246	-	637,500	5,000	11,630
Discovery	2001	274,152	60,849	22,415(d)	-	35,000	10,830

Stephen R. Davis	2003	287,993	97,917	11,235(e)	-	31,500	12,420
Executive Vice President and	2002	269,152	34,990	12,156(f)	-	35,000	11,420
Chief Business Officer	2001	257,544	58,957	14,321(g)	969,500	-	10,695

Kenneth R. Shaw	2003	245,126	71,202	11,235(e)	-	27,000	630
Senior Vice President	2002	240,713	26,478	12,156(f)	58,050	15,000	630
Chemistry and Preclinical	2001	230,331	51,123	14,321(g)	-	25,000	630
Development

James V. Cassella	2003	234,812	68,905	11,235(e)	-	27,000	12,630
Senior Vice President Clinical	2002	219,450	19,751	12,156(f)	58,050	15,000	11,630
Research and Development	2001	209,000	37,620	14,321(g)	-	25,000	10,830

James E. Krause	2003	244,378	70,985	-	-	27,000	12,966
Senior Vice President Biology	2002	239,978	26,398	5,156(h)	58,050	15,000	11,966
	2001	216,050	48,179	5,752(i)	-	25,000	10,830

(a)

References to SARs in the Summary Compensation Table and all other tables herein have been omitted, since the Company has never issued SARs, although under the Neurogen Corporation 1993 Omnibus Incentive Plan it has the ability to do so.

(b)

Represents premiums paid for group term life insurance for each of the executive officers. The totals for Messrs. Koster, Hutchison, Davis, Cassella and Krause also include matching contributions provided by the Company's 401(k) plan of $12,000, $11,000, and $10,200 received by each of them in 2003, 2002 and 2001 respectively.

(c)	The salary reported for Dr. Koster is for the period from his hire date in September 2001 to December 2001.
(d)	Includes $21,429 of forgiveness of loan, forgiveness of interest of $547 and income tax reimbursements of $439.
(e)	Includes $10,714 of forgiveness of loan, forgiveness of interest of $305 and income tax reimbursements of $216.
(f)	Includes $10,714 of forgiveness of loan, forgiveness of interest of $799 and income tax reimbursements of $643.
(g)	Includes $10,714 of forgiveness of loan, forgiveness of interest of $2,000 and income tax reimbursements of $1,607.
(h)	Includes $5,000 of forgiveness of loan, forgiveness of interest of $87 and income tax reimbursements of $69.
(i)	Includes $5,000 of forgiveness of loan, forgiveness of interest of $417 and income tax reimbursements of $335.
(j)

An aggregate total of 100,000 shares of restricted stock were granted to Dr. Koster upon joining the Company in September 2001, of which all remain held by Dr. Koster. Of the total shares awarded, 10,000 vested at the date of grant in September 2001, 45,000 vest in September 2005 and the remaining 45,000 vest in September 2006.

(k)

As of December 31, 2003, an aggregate of 245,000 shares of restricted stock of the Company with a total value of $2,060,695 remained outstanding. Currently, Neurogen does not plan to pay dividends on any shares of common stock including this restricted stock. As of December 31, 2003, the aggregate number of shares of restricted stock held by each named officer and the dollar value of such shares was: Dr. Koster, 100,000 shares ($841,100), of which 10,000 options vested at grant date, 45,000 options vest 4 years from grant date and 45,000 options vest 5 years from grant date; Dr. Hutchison, 50,000 shares ($420,550); Mr. Davis, 50,000 shares ($420,550); Dr. Shaw, 15,000 shares ($126,165); Dr. Cassella, 15,000 shares ($126,165); and Dr. Krause, 15,000 shares ($126,165).

For the year ended December 31, 2003, the following tables summarize incentive compensation paid to the named officers.

Option Grants in Last Fiscal Year
Individual Grants (a)

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

					5%($)	10%($)

William H. Koster	13,500	2.38%	8.79	12/15/2009	40,357	91,557
	13,500	2.38%	8.79	12/15/2010	48,309	112,580
	13,500	2.38%	8.79	12/15/2011	56,657	135,704
	2,124	0.38%	8.79	12/15/2012	10,293	25,353
	11,376	2.01%	8.79	12/15/2012	55,130	135,788
Alan J. Hutchison	7,875	1.39%	8.79	12/15/2009	23,542	53,408
	7,875	1.39%	8.79	12/15/2010	28,180	65,671
	7,875	1.39%	8.79	12/15/2011	33,050	79,161
	7,875	1.39%	8.79	12/15/2012	38,164	93,999
Stephen R. Davis	7,875	1.39%	8.79	12/15/2009	23,542	53,408
	351	0.06%	8.79	12/15/2010	1,256	2,927
	7,524	1.33%	8.79	12/15/2010	26,924	62,744
	351	0.06%	8.79	12/15/2011	1,473	3,528
	7,524	1.33%	8.79	12/15/2011	31,577	75,632
	7,875	1.39%	8.79	12/15/2012	33,050	79,161
Kenneth Shaw	6,750	1.19%	8.79	12/15/2009	20,179	45,779
	6,750	1.19%	8.79	12/15/2010	24,154	56,290
	6,750	1.19%	8.79	12/15/2011	28,329	67,852
	6,750	1.19%	8.79	12/15/2012	32,712	80,570
James Cassella	6,750	1.19%	8.79	12/15/2009	20,179	45,779
	6,750	1.19%	8.79	12/15/2010	24,154	56,290
	6,750	1.19%	8.79	12/15/2011	28,329	67,852
	6,750	1.19%	8.79	12/15/2012	32,712	80,570
James Krause	6,750	1.19%	8.79	12/15/2009	20,179	45,779
	6,750	1.19%	8.79	12/15/2010	24,154	56,290
	6,750	1.19%	8.79	12/15/2011	28,329	67,852
	6,750	1.19%	8.79	12/15/2012	32,712	80,570

(a) All options vest ratably each year on the anniversary of the date of grant over a four year period and expire five years from each vesting date. All the above options are subject to earlier expiration in connection with termination of employment.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (a) Exercisable/Unexercisable

	Shares Acquired on Exercise (#)	Value Realized ($) (a)
Name

William H. Koster	-	-	182,500 / 346,500	68,115 / 204,345
Alan J. Hutchison	-	-	264,982 / 62,750	72,527 / 17,029
Stephen R. Davis	-	-	163,000 / 66,500	57,738 / 119,201
Kenneth R. Shaw	-	-	154,750 / 59,500	17,029 / 51,086
James V. Cassella	-	-	167,875 / 58,250	64,804 / 51,086
James E. Krause	-	-	99,252 / 58,250	17,029 / 51,086

(a) Difference between option price and fair market value of the shares at year-end.

Terms and Conditions of Certain Employment and Severance Agreements

The compensation package for William H. Koster, as President and Chief Executive Officer, includes a salary paid pursuant to a three year renewable employment agreement between Dr. Koster and the Company effective September 4, 2001. Under such agreement, Dr. Koster's base salary of $400,000 per annum in 2002 was increased to $408,000 effective December 31, 2002, and increased to $422,280 effective December 31, 2003. Such increase was, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Dr. Koster from competing with the Company for the term of the agreement and for a two year period after termination of his employment. The employment agreement also provides for additional payments to be made to Dr. Koster upon his termination of employment for the following reasons:

Termination without cause or for good reason such as a material reduction of duties or a reduction of salary. Dr. Koster would receive a lump sum payment equal to his salary and average bonus through the end of the contract period. Stock options and restricted stock (subject to a floor of 25%) that would otherwise have vested in the two year period following termination would also vest and all options would remain exercisable for two years.

Death and disability. Dr. Koster or his beneficiaries would receive a pro-rata portion of his average annual bonus, and stock options and restricted stock (subject to a floor of 25%) that would otherwise have vested in the two year period following death or disability would also vest.

Non-renewal of employment agreement. Dr. Koster would receive a lump sum payment equal to one year's salary and his annual average bonus. If the Company determines not to renew the employment agreement, stock options and restricted stock that would otherwise have vested in the one year period following non-renewal would also vest.

Change of control. If following a change in control Dr. Koster is terminated without cause or for good reason, he would receive a lump sum payment equal to three times his annual salary and average bonus. All of Dr. Koster's stock options would vest and restricted stock (subject to a floor of 50%) that would otherwise have vested in the two year period following the termination would vest and all options would remain exercisable for two years. Dr. Koster would also be eligible to receive a tax "gross-up" payment of up to $5 million.

The compensation package for Alan J. Hutchison, as Executive Vice President - Drug Discovery of Neurogen, includes a salary paid pursuant to a two-year renewable employment agreement between Dr. Hutchison and the Company effective December 1, 1997. The agreement was most recently extended for an additional two-year term as of December 1, 2003. Under such agreement, Dr. Hutchison's base salary of $292,238 per annum in 2003 was increased to $299,544 effective December 31, 2003. Such increase was, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Dr. Hutchison from competing with the Company for the term of the agreement and, under certain conditions, for a period of one year after termination of his employment with the Company. The employment agreement also provides for additional payments to be made to Dr. Hutchison upon his termination of employment for the following reasons:

Termination without cause or for good reason such as a material reduction of duties or a reduction of salary. Dr. Hutchison would receive a lump sum payment in an amount equal to one year's salary. Dr. Hutchison's stock options that would otherwise have vested for up to the December 1st immediately following termination would also vest.

Death and disability. Dr. Hutchison would continue to receive his salary until he becomes eligible to receive payments under the Company's long term disability plan. A pro-rata portion of Dr. Hutchison's stock options that would otherwise have vested up to the December 1st immediately following death or disability would also vest.

Non-renewal of employment agreement. Dr. Hutchison would continue to receive his salary for up to one year. If the Company determines not to renew the employment agreement, Dr. Hutchison's stock options that otherwise would have vested for up to the December 1st immediately following non-renewal would also vest.

The compensation package for Stephen R. Davis, Executive Vice President and Chief Business Officer of Neurogen, includes a salary paid pursuant to a two-year renewable employment agreement between Mr. Davis and the Company effective December 1, 1997. The agreement was most recently extended for an additional two-year term as of December 1, 2003. Under such agreement, Mr. Davis' base salary of $287,993 per annum in 2003 was increased to $298,072 effective December 31, 2003. Such increase was, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Mr. Davis from competing with the Company for the term of the agreement and, under certain conditions, for a period of one year after termination of his employment with the Company. The employment agreement also provides for additional payments to be made to Mr. Davis upon his termination of employment for the following reasons:

Termination without cause or for good reason such as a material reduction of duties or a reduction of salary. Mr. Davis would receive a lump sum payment in an amount equal to one year's salary. Mr. Davis's stock options that would otherwise have vested for up to the December 1st immediately following termination would also vest.

Death and disability. Mr. Davis would continue to receive his salary until he becomes eligible to receive payments under the Company's long term disability plan. A pro-rata portion of Mr. Davis's stock options that would otherwise have vested up to the December 1st immediately following death or disability would also vest.

Non-renewal of employment agreement. Mr. Davis would continue to receive his salary for up to one year. If the Company determines not to renew the employment agreement, Mr. Davis's stock options that otherwise would have vested for up to the December 1st immediately following non-renewal would also vest.

The compensation package for Kenneth R. Shaw, Senior Vice President - Chemistry and Preclinical Development, includes a salary paid pursuant to a two-year renewable employment agreement between Dr. Shaw and the Company effective December 1, 1999. The agreement was most recently extended for an additional two-year term as of December 1, 2003. Under such agreement, Dr. Shaw's base salary of $245,527 per annum in 2003 was increased to $251,665 effective December 31, 2003. Such increase was, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Mr. Shaw from competing with the Company for the term of the agreement and, under certain conditions, for a period of one year after termination of his employment with the Company. The employment agreement also provides for additional payments to be made to Dr. Shaw upon his termination of employment for the following reasons:

Termination without cause or for good reason such as a material reduction of duties or a reduction of salary. Dr. Shaw would receive a lump sum payment in an amount equal to one year's salary. Dr. Shaw's stock options that would otherwise have vested for up to the December 1st immediately following termination would also vest.

Death and disability. Dr. Shaw would continue to receive his salary until he becomes eligible to receive payments under the Company's long term disability plan. A pro-rata portion of Dr. Shaw's stock options that would otherwise have vested to the December 1st immediately following death or disability would also vest.

Non-renewal of employment agreement. Dr. Shaw would continue to receive his salary for up to one year. If the Company determines not to renew the employment agreement, Dr. Shaw's stock options that otherwise would have vested for up to the December 1st immediately following non-renewal would also vest.

The compensation package for James V. Cassella, Senior Vice President - Clinical Research and Development of Neurogen, includes a salary paid pursuant to a two-year renewable employment agreement between Dr. Cassella and the Company effective August 1, 2001. Under such agreement, Dr. Cassella's base salary of $219,450 per annum in 2002 was increased to $234,812 effective December 31, 2002. The agreement was most recently extended for an additional two-year term as of August 1, 2003. Under such agreement, Dr. Cassella's base salary of $234,812 per annum in 2003 was increased to $243,030 effective December 31, 2003. Such increase was, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Dr. Cassella from competing with the Company for the term of the agreement and, under certain conditions, for a period of one year after termination of his employment with the Company. The employment agreement also provides for additional payments to be made to Dr. Cassella upon his termination of employment for the following reasons:

Termination without cause or for good reason such as a material reduction of duties or a reduction of salary. Dr. Cassella would receive a lump sum payment in an amount equal to one year's salary. Dr. Cassella's stock options that would otherwise have vested for up to the August 1st immediately following termination would also vest.

Death and disability. Dr. Cassella would continue to receive his salary until he becomes eligible to receive payments under the Company's long term disability plan. A pro-rata portion of Dr. Cassella's stock options that would otherwise have vested up to the August 1st immediately following death or disability would also vest.

Non-renewal of employment agreement. Dr. Cassella would continue to receive his salary for up to one year. If the Company determines not to renew the employment agreement, Dr. Cassella's stock options that otherwise would have vested for up to the August 1st immediately following non-renewal would also vest.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of April 22, 2004, certain information with respect to the beneficial ownership of Common Stock by each person known by Neurogen to own beneficially more than five percent of its outstanding Common Stock, by each director and officer of Neurogen and by all directors and officers as a group:

Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Andrew H. Tisch (3)(4)	947,108	2.8%
Daniel R. Tisch (3)(4)	947,108	2.8%
James S. Tisch (3)(4)	947,108	2.8%
Thomas J. Tisch (3)(5)	1,247,108	3.6%
Joan H. Tisch	24,100	*
Warburg Pincus	8,571,429	25.1%
466 Lexington Avenue
New York, NY 10017
Pfizer Inc	2,846,000	8.3%
235 East 42nd Street
New York, NY 10017
Biotechnology Value Fund	2,531,849	7.4%
227 W. Monroe Street Suite 4800
Chicago, IL 60606
Oppenheimer Funds	2,006,400	5.9%
498 Seventh Ave.
New York, NY 10018
Merk & Co., Inc.	1,783,252	5.2%
Hertford Road
Hoddesdon, Hertfordshire
EN11 9BU U.K.
Wellington Management Company, LLP	1,123,300	3.3%
75 State Street
Boston, MA 02109
Alan J. Hutchison, Ph.D (6)	320,326	0.9%
Stephen R. Davis (7)	219,357	0.6%
William H. Koster, Ph.D (8)	297,170	0.9%
James V. Cassella, Ph.D (9)	188,412	*
Kenneth R. Shaw, Ph.D (10)	169,750	*
James E. Krause, Ph.D (11)	119,573	*
Julian C. Baker (3) (12)	5,451,699	15.9%
Felix J. Baker, Ph.D (3) (13)	5,441,191	15.9%
Frank C. Carlucci (14)(15)	184,991	*
John Simon (16)(17)	110,004	*
Mark Novitch, Ph.D (18)	90,499	*
Barry M. Bloom, Ph.D (19)	59,499	*
Suzanne Woolsey, Ph.D (20)(21)	51,582	*
Robert N. Butler, Ph.D (22)	42,357	*
Craig Saxton, M.D. (23)	27,175	*
Eran Broshy (24)	6,116	*
Stewart Hen (25)	1,112	*
Jonathan Leff (26)	1,112	*
All officers and directors
as a group (18 persons) (27)	7,397,426	20.7%

*Less than one percent

1.	Share ownership in each case includes shares issuable upon exercise of outstanding common stock options exercisable within 60 days of April 22, 2004.
2.

Percentage of the outstanding shares of Common Stock, treating as outstanding for each beneficial owner all shares of Common Stock which such beneficial owner has indicated are issuable under stock options exercisable with 60 days of April 22, 2004.

3.	The address of each person is 667 Madison Ave., New York, NY 10021, except for Daniel R. Tisch, whose address is 500 Park Ave., New York, NY 10022.
4.	Includes 947,108 shares as to which he has sole voting power and sole dispositive power.
5.	Includes 1,247,108 shares as to which he has sole voting power and sole dispositive power.
6.

Includes 264,982 shares of Common Stock that Alan J. Hutchison, Ph.D. has the right to acquire under stock options exercisable within 60 days of April 22, 2004 and 50,000 shares of unvested restricted stock.

7.	Includes 163,000 shares of Common Stock that Stephen R. Davis has the right to acquire under stock options exercisable within 60 days of April 22, 2004 and 50,000 shares of unvested restricted stock.
8.

Includes 182,500 shares of Common Stock that William H. Koster, Ph.D. has the right to acquire under stock options exercisable within 60 days of April 22, 2004 and 100,000 shares of restricted stock, of which 10,000 shares are vested and 10,000 shares are owned directly.

9.

Includes 167,875 shares of Common Stock that James V. Cassella, Ph.D. has the right to acquire under stock options exercisable within 60 days of April 22, 2004 and 15,000 shares of unvested restricted stock.

10.

Includes 154,750 shares of Common Stock that Kenneth R. Shaw, Ph.D. has the right to acquire under stock options exercisable within 60 days of April 22, 2004 and 15,000 shares of unvested restricted stock.

11.

Includes 99,252 shares of Common Stock that James E. Krause, Ph.D. has the right to acquire under stock options exercisable within 60 days of April 22, 2004 and 15,000 shares of unvested restricted stock.

12.

 Includes 5,384,499 shares as to which he has shared voting power and shared dispositive power and 51,000 shares of Common Stock that he has the right to acquire under stock options exercisable within 60 days of April 22, 2004 and 16,200 shares as to which he has sole voting power.

13.

 Includes 5,384,499 shares as to which he has shared voting power and shared dispositive power and 52,000 shares of Common Stock that he has the right to acquire under stock options exercisable within 60 days of April 22, 2004 and 4,692 shares as to which he has sole voting power.

14.	Includes 40,000 shares of Common Stock owned by Frank Carlucci's wife.
15.	Includes 58,666 shares of Common Stock that Frank Carlucci has the right to acquire under stock options exercisable within 60 days of April 22, 2004.
16.

Does not include shares of Common Stock held by Allen & Company Incorporated and by persons and entities which may be deemed to be affiliated with Allen & Company Incorporated, of which shares John Simon disclaims beneficial ownership.

17.	Includes 56,500 shares of Common Stock that John Simon has the right to acquire under stock options exercisable within 60 days of April 22, 2004.
18.	Includes 56,499 shares of Common Stock that Mark Novitch, M.D., has the right to acquire under stock options exercisable within 60 days of April 22, 2004.
19.	Includes 48,499 shares of Common Stock that Barry M. Bloom, Ph.D., has the right to acquire under stock options exercisable within 60 days of April 22, 2004.
20.	Includes 31,500 shares of Common Stock that Suzanne Woolsey, Ph.D., has the right to acquire under stock options exercisable within 60 days of April 22, 2004.
21.	Includes 20,082 shares of Common Stock that the Suzanne H. Woolsey Trust has the right to acquire under stock options exercisable within 60 days of April 22, 2004.
22.	Includes 40,357 shares of Common Stock that Robert N. Butler, M.D., has the right to acquire under stock options exercisable within 60 days of April 22, 2004.
23.	Includes 27,175 shares of Common Stock that Craig Saxton, M.D., has the right to acquire under stock options exercisable within 60 days of April 22, 2004.
24.	Includes 6,116 shares of Common Stock that Eran Broshy has the right to acquire under stock options exercisable within 60 days of April 22, 2004.
25.	Includes 1,112 shares of Common Stock that Stewart Hen has the right to acquire under stock options exercisable within 60 days of April 22, 2004.
26.	Includes 1,112 shares of Common Stock that Jonathan Leff has the right to acquire under stock options exercisable within 60 days of April 22, 2004.
27.	Includes 1,482,977 shares of Common Stock that officers and directors have the right to acquire under stock options exercisable within 60 days of April 22, 2004.

The information above with respect to Andrew H. Tisch, Daniel R. Tisch, James S. Tisch, Thomas J. Tisch, Joan H. Tisch, Julian C. Baker and Felix J. Baker has been provided to Neurogen by such persons.

Equity Compensation Plan Information

The following table sets forth, for the Company's equity compensation plans, the number of outstanding option grants under such plans, the weighted-average exercise price of outstanding options, and the number of shares that remain available for issuance under such plans, as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,338,779	$16.38	780,284

Equity compensation plans not approved by security holders	19,500	$33.38	-

Total	5,358,279		780,284

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In April 2004, the Company issued approximately $100 million of Common Stock, or 14,285,760 shares, to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family in a private placement transaction. The shares of Common Stock were issued pursuant to a Securities Purchase Agreement, dated as of March 19, 2004, by and between the Company, Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family, as amended. Dr. Felix Baker and Julian Baker are managing partners of Baker Brothers Investments and have been members of the Company's Board of Directors since May 1999.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

 Audit Fees and All Other Fees.

 The aggregate fees billed for professional services rendered by the Company's auditors, PricewaterhouseCoopers LLP for 2003 and 2002 were as follows:

Audit Fees. The aggregate fees for the audit of the Company's annual consolidated financial statements, reviews of the quarterly consolidated financial statements included in Forms 10-Q, and services provided in connection with regulatory filings were $118,620 and $148,980 for 2003 and 2002, respectively. The fees included $59,130 in 2002 for services related to the Company's filing of an S-3 Shelf Registration Statement.

Audit-Related Fees. The aggregate fees related to the performance of the audits and reviews of the Company's employee benefit plans and consultation concerning financial accounting and reporting standards were $15,900 and $15,500 for 2003 and 2002, respectively.

Tax Fees. The aggregate fees related to professional services rendered for tax compliance were $20,050 and $17,374 for 2003 and 2002, respectively.

All Other Fees. No fees were billed by PricewaterhouseCoopers LLP during 2003 or 2002 other than fees for professional services reported above as audit fees, audit-related fees and tax fees.

The Audit Committee pre-approves audit and other permitted non-audit services provided by Neurogen's independent auditors. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is based on estimated fees and billable services. The Audit Committee may also pre-approve particular services on a case-by-case basis. Neurogen's independent auditors and senior management periodically report to the Audit Committee the extent of services provided by the independent auditors in accordance with pre-approval, and the fees for the services performed to date. In 2003, all of the fees for audit-related and tax fees were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/S/ STEPHEN R. DAVIS
Stephen R. Davis Executive Vice President and Chief Business Officer

Date: April 29, 2004

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

10.16

Lease Agreement between the Company and Commercial Building Associates dated as of July 26, 1995 (incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarterly period ended September 30, 1995).

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
10.20

Stock Purchase Agreement dated as of November 25, 1996 between American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division, and Neurogen Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated March 31, 1997).

10.21

Technology agreement between the Company and Pfizer Inc, dated as of June 15, 1999 (CONFIDENTIAL TREATMENT REQUEST) (Incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarterly period ended June 30, 1999).

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

10.27	Reserved.
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

10.43

Collaboration and License Agreement dated as of November 24, 2003 between the Company and Merck Sharp & Dohme Limited (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.43 to the Company's Form 10-K for the period ended December 31, 2003).

10.44

Stock Purchase Agreement dated as of November 24, 2003 between the Company and Merck Sharp & Dohme Limited (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.44 to the Company's Form 10-K for the period ended December 31, 2003).

10.45

Securities Purchase Agreement by and between Neurogen Corporation, Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated March 26, 2004).

10.46

Letter Agreement dated as of March 26, 2004, amending the securities purchase dated March 19, 2004, by and between Neurogen Corporation, Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated March 26, 2004).

14.1*	Neurogen Coproration Code of Business Conduct and Ethics, April 27, 2004
21.1	Subsidiary of the registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999).
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith
Unless otherwise noted, exhibits were filed with the Form 10-k filed on March 15, 2004.