Form 10-Q
period 2004-03-31
NEUROGEN CORP
filed 2004-05-10
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes X No _

As of May 10, 2004 the registrant had 34,216,376 shares of Common Stock outstanding.

FORM 10-Q
For the First Quarter Ended
March 31, 2004

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2004 and December 31, 2003

Consolidated Statements of Operations for the three-month periods ended March 31, 2004 and 2003

Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NEUROGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(UNAUDITED)

	March 31, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$ 12,281	$ 9,391
Marketable securities	54,656	36,518
Receivables from corporate partners	1,160	16,962
Other current assets, net	1,696	1,976

Total current assets	69,793	64,847

Property, plant & equipment:
Land, building and improvements	31,271	31,263
Equipment and furniture	15,975	15,991
Construction in progress	109	109

	47,355	47,363
Less accumulated depreciation and amortization	17,473	17,218

Net property, plant and equipment	29,882	30,145

Other assets, net	353	377

Total assets	$ 100,028	$ 95,369

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 4,219	$ 4,820
Unearned revenue from corporate partners, current portion	5,000	5,000
Current portion of loans payable	1,401	2,972

Total current liabilities	10,620	12,792

Unearned revenue from corporate partners, net of current portion	14,610	15,860
Loans payable, net of current portion	12,926	13,278

Total liabilities	38,156	41,930

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 50,000 shares; issued and outstanding 19,893
shares and 18,095 shares, respectively	497	452
Additional paid-in capital	192,529	177,505
Accumulated deficit	(130,017)	(122,953)
Deferred compensation	(1,760)	(1,986)
Accumulated other comprehensive income	623	421

	61,872	53,439

Total liabilities and stockholders' equity	$ 100,028	$ 95,369

See accompanying notes to consolidated financial statements

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Operating revenues:
License fees	$ 1,250	$ 500
Research and development	1,902	898

Total operating revenues	3,152	1,398

Operating Expenses:
Research and development
Stock compensation	74	83
Other research and development	8,755	7,832

Total research and development	8,829	7,915

General and administrative:
Stock compensation	155	153
Other general and administrative	1,700	1,509

Total general and administrative	1,855	1,662

Total operating expenses	10,684	9,577

Operating loss	(7,532)	(8,179)

Other income (expense):
Investment and other income	655	506
Interest expense	(187)	(223)

Total other income, net	468	283

Net loss	$ (7,064)	$ (7,896)

Basic and diluted loss per share	$ (0.36)	$ (0.45)

Shares used in calculation of loss per share:
Basic and diluted	19,409	17,666

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

Three months ended March 31	2004	2003

Cash flows from operating activities:
Net loss	$(7,064)	$(7,896)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	676	744
Stock compensation expense	230	236
Loss on disposal of assets	12	4
Other non-cash expense	269	449

Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(601)	(884)
Decrease in unearned revenue from corporate partners	(1,250)	(520)
Decrease (increase) in receivables from corporate partners	15,802	(22)
Decrease in other assets, net	269	385

Net cash provided by (used in) operating activities	8,343	(7,504)

Cash flows from investing activities:
Purchases of property, plant and equipment	(440)	(149)
Purchases of marketable securities	(39,271)	(8,034)
Maturities and sales of marketable securities	21,185	9,441
Proceeds from sales of assets	15	11

Net cash (used in) provided by investing activities	(18,511)	1,269

Cash flows from financing activities:
Principal payments under loans payable	(1,923)	(344)
Exercise of employee stock options	23	-
Proceeds from sale of common stock	14,958	-

Net cash provided by (used in) financing activities	13,058	(344)

Net increase (decrease) in cash and cash equivalents	2,890	(6,579)
Cash and cash equivalents at beginning of year	9,391	12,248

Cash and cash equivalents at end of period	$12,281	$5,669

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited consolidated financial statements have been prepared from the books and records of Neurogen Corporation ("Neurogen" or the "Company") in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements including the significant accounting policies described in Note 1, for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

(2) COMPREHENSIVE LOSS
Comprehensive loss for the three-month periods ended March 31, 2004 and 2003 was $6,862,000 and $7,734,000, respectively. The differences between net loss and comprehensive net loss are due to changes in the net unrealized gain or loss on marketable securities.

(3) STOCK-BASED COMPENSATION
The Company grants primarily qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company has also issued restricted stock to key executives and records an expense over the vesting periods. The Company accounts for such grants of stock options and restricted stock in accordance with the intrinsic value method, Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the option grants when the options granted have an exercise price equal to the fair market value at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

The Company occasionally grants stock option awards to consultants. The Company accounts for such grants pursuant to Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and, accordingly, recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period. During the quarters ended March 31, 2004 and 2003, the Company recognized compensation expense of $12,000 and $12,000, respectively, for such awards.

Compensation cost for the Company's stock option plans, if determined based on the provisions of SFAS No.123, using the fair value of stock awards at grant dates of awards in current and prior years, would have increased the Company's net loss and loss per share to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Net loss as reported	$(7,064)	$(7,896)
Stock-based compensation for grants of stock options included in
reported net loss	12	12
Total stock-based compensation expense determined under fair value-based method for all awards, including consultant
compensation above	(1,401)	(1,762)

Net loss pro forma	(8,453)	(9,646)
Basic and diluted loss per share as reported	(.36)	(.45)
Basic and diluted loss per share-pro forma	(.44)	(.55)

In calculating the stock compensation expense above the Black-Scholes method was used with the following assumptions in order to calculate the fair value of the options granted during the three months ended March 31, 2004 and 2003, respectively: (1) an expected life of five years and five years; (2) a risk-free interest rate of 2.8% and 2.8%; (3) a volatility factor of 87% and 84%; and (4) an expected dividend yield of 0% and 0%.

The stock-based compensation for grants of stock options in the above table does not include restricted stock expense of $205,000 and $223,000 recorded during the three months ended March 31, 2004 and 2003, respectively. These amounts were reported in the net loss during each period as a part of stock compensation expense. In addition, stock compensation expense reported on the statement of operations included $12,000 in each of the three month periods ended March 31, 2004 and 2003 for options granted to consultants and $12,000 and $1,000 in the three months ended March 31, 2004 and 2003, respectively, related to employee options granted in December 1997.

As additional options are expected to be granted in future years and as the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

(4) NET LOSS PER COMMON SHARE
The Company computes and presents net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share was based on the weighted average number of shares outstanding during the period. Diluted loss per share for the same periods was based on the weighted average number of shares outstanding during the period without consideration of any dilutive effect of stock options, since the Company has incurred a net loss for all periods presented and the effect of potential common share equivalents would have been anti-dilutive. Total stock options outstanding (including both exercisable and non-exercisable) as of March 31, 2004 and 2003 were 5,374,306 and 5,115,623, respectively. These options represented all potentially dilutive securities excluded for the calculation of diluted earnings per share.

(5) LOAN PAYABLE
In December 2001, the Company entered into a $17.5 million loan agreement with Webster Bank, a commercial banking institution (the "Bank"), which is collateralized by a mortgage on the real properties at 15 and 35 Northeast Industrial Road. The properties represent approximately two-thirds of the Company's total physical facilities. Under the original terms of the Webster Bank facility agreement, the Company is required to comply with certain covenants, including a requirement that the Company maintain at least $25.0 million in cash and marketable securities and that the ratio of the outstanding loan balance less any cash collateral to the appraised value of the real property ("loan to value" ratio), as periodically determined by the Bank in its sole but reasonable discretion, will not exceed 72%. The maximum permitted loan to value ratio was subsequently amended to 85% by mutual agreement in the third quarter of 2003.

In January of 2004 the Company was notified by Webster Bank that an appraisal was received by the Bank, which indicated that the value of the property had declined. In March 2004, the Company paid down the balance of the principal by $1.6 million in March 2004, in exchange for amending the loan agreement to remove the loan to value covenant mentioned above. Following notification from Webster Bank of the lower appraised value of its property, the Company reviewed the carrying value of its buildings and improvements for possible impairment and recoverability pursuant to SFAS 144, "Accounting for the Impairment of Long-Lived Assets." Based on the Company's estimated future cash flows for the remaining useful lives of the building and improvements, the Company concluded that the carrying value of the assets was recoverable as defined by SFAS 144. Therefore, it was unnecessary to record an impairment loss or adjust the carrying value or estimated useful lives of the Company's building and improvements. As of March 31, 2004, the Company believes it is in compliance with all loan covenants.

(6) SUBSEQUENT EVENT
On March 19, 2004, Neurogen entered into a definitive purchase agreement with Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family, for the sale of approximately $100 million of newly-issued common stock at a price of $7.00 per share. At a special meeting of stockholders held on April 19, 2004, Neurogen's stockholders approved the sale of stock under the terms provided in the agreement. Also on April 19, 2004, clearance for the transaction was received from the Federal Trade Commission under the Hart-Scott-Rodino Act. The financing was closed on the same day, and Neurogen received proceeds of approximately $100 million. The number of shares issued represents approximately 41.8% of Neurogen's common shares currently outstanding. In accordance with the terms of the securities purchase agreement, the Company intends to file, within 30 days of closing, a registration statement on Form S-3 to enable the resale of the shares so issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since its inception in September 1987, Neurogen has been engaged in the discovery and development of drugs. The Company has not derived any revenue from product sales and has incurred, and expects to continue to incur, significant losses in most years prior to deriving any such product revenues. Revenues to date have come from six collaborative research agreements, one license agreement and one technology transfer agreement.

Collaborative research agreements have been and are expected to continue to be an important source of funding for the Company. In addition, such arrangements not only drive current revenue (through the recognition of upfront and subsequent license fees, research funding and potential milestone payments), but over the longer term these arrangements may have a significant impact on potential future product revenues in the form of royalties if the agreements result in successful drug development and commercialization. The initialization, expiration and specific terms of such agreements have contributed to, and will continue to cause, significant fluctuations in the Company's recognized revenues and losses. While the Company expects that partnerships will continue to be an important component of its financing and development strategy, it believes that the recently concluded private placement will give it the flexibility to take selected drug programs further into the development process (than it has historically been able to do) before partnering.

In January 2004, Neurogen received $30.0 million from Merck Sharp & Dohme Limited ("Merck"), including $15.0 million in up-front license fees (which was recorded in receivables from corporate partners and unearned revenue from corporate partners at December 31, 2003) and another $15.0 million for the purchase of 1,783,252 shares of newly issued Neurogen common stock pursuant to a collaboration agreement entered into in December 2003. Merck will provide Neurogen with research funding and license payments totaling $16.8 million during the initial three-year term of the contract (subject to Merck's right of termination in the third year). Should Merck exercise its right to extend the collaborative research program for up to two additional years, Neurogen may also receive further payments of between $2.8 million and $4.2 million per year. In addition, Neurogen will be eligible to receive research, development, and approval milestone payments of up to $118.0 million for the successful commercialization of a collaboration drug for a single therapeutic indication. Beyond that, if the collaboration results in the successful commercialization of drugs, Merck will pay to Neurogen royalties on the sale of such products. Revenue related to this collaboration will be recognized pursuant to the methodology discussed under the "Critical Accounting Policies" section below.

On April 19, 2004, the Company received $100.0 million, before closing costs, for the sale of 14,285,760 newly issued shares of its common stock to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family in a private placement transaction. The principal reason for the transaction was to provide the Company with additional capital in order to more fully capitalize on, and retain value from, its ability to discover and advance new drug candidates in important areas of unmet medical needs. The Company believes the financing will enable it to more fully exploit the capabilities of its drug discovery platform, and also allow it to selectively pursue drug development programs to more advances stages before considering partnership options.

RESULTS OF OPERATIONS
Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future collaborative research agreements, the progress of the Company's partnered research and development projects, the size of the Company's staff and the level of preclinical and clinical development spending on drug candidates in unpartnered programs. Neurogen believes its research and development costs may increase significantly over the next several years as its drug development programs progress. In addition, general and administrative expenses would be expected to increase to support any expanded research and development activities.

Three Months Ended March 31, 2004 and 2003
The Company's operating revenues for the three months ended March 31, 2004 were $3.2 million compared to $1.4 million for the comparable period in 2003. The $1.8 million increase in 2004 was due to an increase of $0.8 million in license fees and an additional $1.0 million in research funding related to the Merck Agreement. Revenues for both periods included license fees and funding for research services performed under the Aventis Agreement (described below).

Research and development expenses, excluding non-cash stock compensation charges for the three months ended March 31, 2004 were $8.8 million compared to $7.9 million for the comparable period in 2003. The $0.9 million or 12% increase is due to increases in expenses related to the Company's exploratory Phase IIa clinical trials for NGD 2000-1(for both asthma and rheumatoid arthritis indications), chemical manufacturing, and other outsourced research studies related to the MCH-1 (obesity/diabetes) drug and other development programs. Research expenses were 84% of total operating expenses for each of the three month periods ended March 31, 2004 and 2003, excluding non-cash stock compensation charges.

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

General and administrative expenses, excluding non-cash stock compensation charges, for the three months ended March 31, 2004 were $1.7 million compared to $1.5 million for the comparable period in 2003. The $0.2 million or 13% increase is due to increases in salaries, legal and travel expenses and fees paid to board members.

The stock compensation expense portion of research and development and general and administrative expense is composed of continuing non-cash charges for grants of certain stock awards in prior years to several officers of the Company and to consultants. A portion of these stock compensation charges (those relating to the 1997 awards) are accounted for using the variable method of accounting and as a result may fluctuate significantly in the future.

Other income, net of interest expense, was $0.5 million for the three months ended March 31, 2004 compared to $0.3 million for the first quarter of 2003. The $0.2 million or 65% increase in 2004 is primarily due to an increase in realized gains from marketable security sales and a decrease in interest expense resulting from lower outstanding loan balances.

The Company recognized a net loss of $7.1 million for the three months ended March 31, 2004 compared to $7.9 million for the first quarter of 2003. The $0.8 million or 10% decrease in net loss was due to the increase in operating revenues partially offset by higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004 and December 31, 2003, cash, cash equivalents and marketable securities in the aggregate were $66.9 million and $45.9 million, respectively. A total amount of $39.2 million of the marketable securities at March 31, 2004 has maturities greater than one year. However, the Company can and may liquidate such investments prior to maturity to meet its strategic and/or investment objectives. The Company's cash and other short-term investment levels increased in the first three months of 2004 due primarily to $31.1 million in receipts from the Merck collaboration ($15.0 million in up-front license fees, $15.0 million for newly issued Neurogen common stock and $1.1 million in research funding). The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below. The Company plans to use its cash, cash equivalents and marketable securities for its research and development activities, working capital and general corporate purposes.

In April 2004, the Company received $100.0 million (before transaction costs) for the sale of 14,285,760 newly issued shares of Common Stock (representing approximately 41.8% of Neurogen's common shares currently outstanding) to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family in a private placement transaction. The Company plans to use the proceeds from the placement to selectively advance drug research and development programs internally to more advanced stages than it has historically before considering partnership arrangements. Neurogen believes this will allow the Company to retain a greater portion of commercial rights, potentially establish more valuable partnerships, and retain greater control over the development process. The Company also intends to use the proceeds to more fully exploit the capabilities of its drug discovery platform and to enhance its capacity to pursue new drug targets, as well as fund general and corporate overhead.

Neurogen's cash requirements to date have been met by the proceeds of its equity financing activities, amounts received pursuant to collaborative research, licensing or technology transfer arrangements, certain debt arrangements and interest earned on invested funds. The Company's equity financing activities have included underwritten public offerings of common stock, private placement offerings of common stock and private sales of common stock in connection with collaborative research and licensing agreements. The Company's expenditures funded research and development and general and administrative expenses and the construction and outfitting of its research and development facilities.

The Company is in the early stage of product development. It has not derived any revenues from product sales and does not expect to derive any product revenues for at least the next several years, if at all. Prior to deriving any such product revenues, the Company expects to incur significant losses and negative cash flows which in the aggregate could exceed the Company's existing cash resources. To provide cash to fund its operations until such time as it achieves sustainable revenues, the Company relies extensively on its ability to develop drug discovery programs of sufficient value to either partner with pharmaceutical companies or raise capital through equity financings.

To the extent that drug candidates progress in the Company's currently unpartnered programs, such as its program for the treatment of inflammatory disorders or its program for the treatment of obesity, such progress could lead to the opportunity to partner on terms which provide capital, revenues and cash flows to the Company or the opportunity to raise capital through equity offerings. If unpartnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all.

To the extent that drug candidates progress in the Company's partnered programs, such as the Company's insomnia program partnered with Pfizer, its depression and anxiety program partnered with Aventis or its pain program partnered with Merck, such progress could result in milestone payments and additional research and development funding to the Company under the respective collaboration agreements. Such progress could also provide the opportunity to raise capital through equity offerings. If partnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all. The Company does not have control over the progress of partnered programs.

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

While the Company cannot accurately predict the time required or the cost involved in commercializing any one of its candidates, new drug development typically takes many years and tens or hundreds of millions of dollars. In addition, developing new drugs is an extremely uncertain process where most candidates fail and uncertain developments such as clinical or regulatory delays, side effects, undesirable drug properties or ineffectiveness of a drug candidate would slow or prevent the development of a product. If the Company or its partners are unable to commercialize one or more drug products, the Company will never achieve product revenues and may eventually be unable to continue operations. This result would cause the Company's shareholders to lose all or a substantial portion of their investment.

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank (the "Bank"), and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. ("CII"). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years, bearing various interest rates which approximated 3.6%-7.5% from 1999 through March 2004. Of these amounts borrowed, $9.9 million and $4.4 million remained outstanding as of March 31, 2004 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.4 million is due and payable in each of the next five years. Thereafter, the remaining aggregate balance of approximately $7.3 million is payable in regular installments until the scheduled maturity dates, including a balloon payment of $1.0 million on the mortgage loan upon maturity in December 2011. As of March 31, 2004, Neurogen is not engaged in any significant lease or capital expenditure commitments.

Under the original terms of the Webster Bank facility agreement, the Company was required to comply with certain covenants, including a requirement that the Company maintain at least $25.0 million in cash and marketable securities and that the ratio of the outstanding loan balance less any cash collateral to the appraised value of the real property ("loan to value" ratio), as periodically determined by the Bank in its sole but reasonable discretion, would not exceed 72%. The maximum permitted loan-to-value ratio was subsequently amended to 85% by mutual agreement in the third quarter of 2003. In January of 2004 the Company was notified by Webster Bank that the Bank had received an appraisal that indicated that the value of the property had declined. In March 2004, the Company paid down the balance of the principal by $1.6 million, in exchange for amending the loan agreement to remove the loan to value covenant mentioned above. Following notification from Webster Bank of the lower appraised value of its property, the Company reviewed the carrying value of its buildings and improvements for possible impairment and recoverability pursuant to SFAS 144, "Accounting for the Impairment of Long-Lived Assets." Based on the Company's estimated future cash flows for the remaining useful lives of the building and improvements, the Company concluded that the carrying value of the assets was recoverable as defined by SFAS 144. Therefore, it was unnecessary to record an impairment loss or adjust the carrying value or estimated useful lives of the Company's building and improvements. As of March 31, 2004, the Company believes it is in compliance with all loan covenants.

Neurogen anticipates that its current cash balance, including the proceeds from the private equity placement in April 2004 (discussed above), as supplemented by research funding pursuant to its collaborative research agreement with Aventis and Merck, will be sufficient to fund its current and planned operations for at least the next four years. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to: the progress of the Company's research and development programs; the timing and results of preclinical testing and clinical studies; the timing of regulatory approvals; determinations as to the commercial potential of its proposed products; the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. Many of these factors could significantly increase the Company's expenses and use of cash.

The Company may from time to time, as warranted by its operating and strategic requirements, augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. The Company filed an S-3 registration statement which became effective in February 2003, under which the Company may issue debt, common or preferred stock or warrants of up to $75.0 million in total financing within two years of the effective date. To date, the Company has issued $15.0 million in common stock pursuant to this S-3 registration statement. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

As of March 31, 2004, the Company had approximately $145.1 million and $8.2 million of net operating loss and research and development credit carryforwards, respectively, available for federal income tax purposes, which expire in the years 2004 through 2023. The Company also had approximately $120.8 million in Connecticut state tax net operating loss carryforwards which expire in the years 2004 through 2023, $0.7 million of Connecticut State incremental research and development credit carryforwards which expire in the years 2014 through 2018 and $4.6 million of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods.

COLLABORATIVE RESEARCH AGREEMENTS

Merck
In December 2003, Neurogen entered into a collaboration agreement (the "Merck Agreement") with Merck Sharp & Dohme Limited ("Merck") to research, develop, and commercialize small molecule medicines which work by targeting the vanilloid receptor (VR1), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Agreement, the Company received from Merck a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15.0 million. Merck has agreed, among other things, to fund a specified level of discovery and research resources for three years and to pay additional license fees on the first three anniversary dates of the collaboration. Merck has the option to extend the discovery and research effort for up to an additional two years or to terminate the agreement after December 2005 and transfer certain rights to the collaborative program to Neurogen. As of March 31, 2004, the Company has received $1.1 million of research funding from Merck. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. Also under the Agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

Aventis
In December 2001, Neurogen entered into a collaboration and license agreement with Aventis (the "Aventis Agreement"), pursuant to which Aventis made an initial payment of $10.0 million and agreed, among other things, to fund a specified level of resources for three years for Neurogen's program for the discovery and research of CRF-1 receptor-based drugs for a broad range of applications, including depression and anxiety disorders. Aventis has the option to extend the discovery and research effort for up to an additional two years or terminate the collaboration prior to its scheduled conclusion and transfer certain rights to the collaborative program to Neurogen. As of March 31, 2004, the Company has received $8.2 million of research funding from Aventis. Neurogen is also eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. In return, Aventis received the exclusive worldwide rights to develop, manufacture and market collaboration drugs that act through the CRF-1 receptor, for all therapeutic indications for which the drugs may be used. Aventis will pay Neurogen royalties based upon net sales levels, if any, for collaboration products. Also under the Agreement, Aventis is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. In December 2003, Neurogen and Aventis achieved a preclinical milestone that triggered a payment of $1.0 million, which was received in January 2004.

Pfizer
In 1994, Neurogen and Pfizer entered into a collaborative research agreement (the "1994 Pfizer Agreement") pursuant to which Pfizer made a $9.9 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended to December 2001) for Neurogen's research program for the development of GABA-based drugs for the treatment of sleep disorders. In return, Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based sleep disorder products developed in the joint research program under the collaboration. Pfizer is currently evaluating data from Phase I human clinical studies to assess the safety, tolerability, pharmacokinetics and commercial profile of NGD 96-3. Pfizer has the right to determine when to advance compounds in the clinical process, and the Company will receive milestone payments if specified development and regulatory objectives are achieved. In addition, Pfizer is required to pay the Company royalties based on net sales levels, if any, for such products. Neurogen has initiated discussions with Pfizer to explore various options to advance the clinical development of NGD 96-3.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

The discussion and analysis of financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Management makes estimates in the areas of revenue recognition, income taxes, stock-based compensation, and marketable securities, and bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. For a complete description of the Company's accounting policies, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies, and Notes to Consolidated Financial Statements in Neurogen Corporation's Form 10-K for the year ended December 31, 2003.

Revenue Recognition

Each of Neurogen's collaborative research, licensing and technology transfer agreements are significant since the terms of the arrangements may cause the Company's operating results to vary considerably from period to period.

The Company has entered into collaborative research agreements that provide for the funding of specified projects in exchange for the grant of certain rights related to potential discoveries. Revenue under these arrangements typically includes upfront non-refundable fees, ongoing payments for specified levels of staffing for research and milestone payments upon occurrence of certain events. Since the adoption of SEC Staff Accounting Bulletin ("SAB") 101 in 2000, the Company has recognized upfront fees revenue ratably over the period of performance under the research agreement. The research funding is recognized as revenue as the related research effort is performed. Revenue derived from the achievement of milestones, each of which represents a substantive stage of development towards a long-term goal such as the nomination of a development or clinical candidate or the start of a specific phase of clinical trials or the filing of a New Drug Application with the Food and Drug Administration, is recognized when the milestone event occurs and collectability is reasonably certain. In December 2003, the SEC released SAB 104, which amended SAB 101 to incorporate guidance in Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This EITF became effective for all contracts entered into after June 15, 2003. EITF Issue No. 00-21 addresses, for arrangements with multiple deliverables, how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting.

Neurogen applied the guidance in EITF Issue No. 00-21 in evaluating the proper accounting for the Merck Agreement, which became effective in late December 2003. The Company identified the initial license transfer and the research and development services as the deliverables under the Merck Agreement and concluded that they should be accounted for as a single unit of accounting based on the determination that these deliverables are linked and on a combined basis (but not individually) have standalone value. Neurogen also determined that the achievement of specific milestones for which it is eligible for milestone payments represents a separate earnings process. The Company believes that each of these milestones, such as the identification of a preclinical candidate or the acceptance of an NDA filing, is well-defined, substantive, measurable and reasonable relative to risk and effort. Accordingly, Neurogen concluded that such payments should be recognized as revenue when the milestone is achieved.

On the basis of the evaluation discussed above and consistent with the provisions of EITF Issue No. 00-21 and SAB 101, as amended by SAB 104, the Company recognized, and will recognize, revenue from the upfront license payment ratably over the five-year term of the Agreement, subsequent annual license maintenance payments ratably over the remaining duration of the collaboration and research funding as incurred (with the expectation that the research funding revenue will approximate straight-line revenue over the term of the contract). Milestone payments will be recognized as earned and when payment is reasonably assured.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2003 the Financial Accounting Standards Board ("FASB") issued EITF Issue No. 03-1, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments." The purpose of the pronouncement is to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS No.115. The adoption of EITF Issue No. 03-1 did not have any impact on the Company's operating results or financial position. Neurogen will periodically review its marketable securities portfolio for potential impairment and recoverability.

In November 2003 the FASB issued EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, 'Earnings per Share.'" EITF Issue No. 03-6 requires the use of the two-class method of computing EPS for those enterprises with participating securities or multiple classes of common stock. EITF Issue No. 03-6 became effective for reporting periods after March 31, 2004. The Company has not issued any participating securities and has only one class of common stock and, therefore, the adoption of EITF Issue No. 03-6 is expected to have no material impact on the Company's operating results or financial position.

FORWARD-LOOKING STATEMENTS

Statements which are not historical facts, including statements about the Company's confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company's expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are "forward looking statements" within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, the failure to attract or retain scientific management personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates which could slow or prevent product development efforts, competition within the Company's anticipated product markets, the Company's dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company's business, risk that patents and confidentiality agreements will not adequately protect the Company's intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company's products, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 2003, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

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

The interest rate on the Company's commercial term mortgage financing with Webster Bank is a floating rate indexed to the 30-day LIBOR rate. Based on the current interest rates, the Company does not believe that there is material interest rate exposure with respect to the loan agreement.

Capital market risk. The Company currently has no product revenues and is dependent on funds raised through other sources. One source of funding is through further equity offerings. The ability of the Company to raise funds in this manner is dependent upon capital market forces affecting the stock price of the Company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Business Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Business Officer concluded that, as of March 31, 2004, the Company's disclosure controls and procedures were designed to ensure that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Business Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in internal control over financial reporting. There has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable for the first quarter ended March 31, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable for the first quarter ended March 31, 2004.

Item 3. Defaults Upon Senior Securities

Not applicable for the first quarter ended March 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable for the first quarter ended March 31, 2004.

Item 5. Other Information

The Company held its last annual meeting of stockholders on May 19, 2003. The Board of Directors has not yet selected a definitive date for the annual meeting of stockholders for 2004. The Company expects the meeting to be in July and will provide appropriate notice to stockholders of the specific date of the meeting when the date is selected.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On January 13, 2004 the Company filed a current report on Form 8-K under Item 5 to announce top-line results from its Phase IIa clinical trial for asthma using NGD 2000-1.

On March 8, 2004 the Company furnished a current report on Form 8-K under Item 12 announcing its financial results for the fourth quarter and year ended December 31, 2003.

On March 26, 2004 the Company filed a current report on Form 8-K under Item 5 to announce its entering into a definitive securities purchase agreement by and between the Company, Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family, for the sale of approximately $100 million of newly-issued common stock at a price of $7.00 per share.

On March 26, 2004 the Company filed a current report on Form 8-K under Item 5 to announce its entering into a letter agreement amending a previously executed definitive securities purchase agreement by and between the Company, Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family, for the sale of approximately $100 million of newly-issued common stock at a price of $7.00 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROGEN CORPORATION
By:	/s/ STEPHEN R. DAVIS

Stephen R. Davis Executive Vice President and Chief Business Officer Date: May 10, 2004