Form 10-Q
period 2004-06-30
NEUROGEN CORP
filed 2004-08-09
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes X No _

As of August 6, 2004 the registrant had 34,251,433 shares of Common Stock outstanding.

FORM 10-Q
For the Second Quarter Ended
June 30, 2004

Table of Contents

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NEUROGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(UNAUDITED)

	June 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$ 40,106	$ 9,391
Marketable securities	120,510	36,518
Receivables from corporate partners	886	16,962
Other current assets, net	1,898	1,976

Total current assets	163,400	64,847

Property, plant & equipment:
Land, building and improvements	31,271	31,263
Equipment and furniture	16,318	15,991
Construction in progress	109	109

	47,698	47,363
Less accumulated depreciation and amortization	18,153	17,218

Net property, plant and equipment	29,545	30,145

Other assets, net	322	377

Total assets	$ 193,267	$ 95,369

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 5,137	$ 4,820
Unearned revenue from corporate partners, current portion	5,000	5,000
Current portion of loans payable	1,406	2,972

Total current liabilities	11,543	12,792

Unearned revenue from corporate partners, net of current portion	13,360	15,860
Loans payable, net of current portion	12,573	13,278

Total liabilities	37,476	41,930

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 50,000 shares; issued and outstanding 34,251
shares and 18,095 shares, respectively	856	452
Additional paid-in capital	291,975	177,505
Accumulated deficit	(134,196)	(122,953)
Deferred compensation	(1,922)	(1,986)
Accumulated other comprehensive income	(922)	421

	155,791	53,439

Total liabilities and stockholders' equity	$ 193,267	$ 95,369

See accompanying notes to consolidated financial statements

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Operating revenues:
License fees	$ 1,250	$ 500	$ 2,500	$ 1,000
Research and development	4,839	1,080	6,741	1,978

Total operating revenues	6,089	1,580	9,241	2,978

Operating Expenses:
Research and development
Stock compensation	25	50	100	133
Other research and development	8,806	8,105	17,560	15,937

Total research and development	8,831	8,155	17,660	16,070

General and administrative:
Stock compensation	151	163	306	316
Other general and administrative	1,833	1,313	3,533	2,822

Total general and administrative	1,984	1,476	3,839	3,138

Total operating expenses	10,815	9,631	21,499	19,208

Operating loss	(4,726)	(8,051)	(12,258)	(16,230)

Other income (expense):
Investment and other income	717	529	1,372	1,035
Interest expense	(170)	(243)	(357)	(467)

Total other income, net	547	286	1,015	568

Net loss	$ (4,179)	$ (7,765)	$ (11,243)	$ (15,662)

Basic and diluted loss per share	$ (0.13)	$ (0.44)	$ (0.44)	$ (0.89)

Shares used in calculation of loss per share:
Basic and diluted	31,135	17,696	25,272	17,681

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

Six months ended June 30	2004	2003

Cash flows from operating activities:
Net loss	$(11,243)	$(15,662)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	1,367	1,487
Stock compensation expense	406	449
Loss on disposal of assets	16	5
Other non-cash expense	702	917

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	317	(720)
Decrease in unearned revenue from corporate partners	(2,500)	(1,020)
Decrease in receivables from corporate partners	16,076	165
Decrease in other assets, net	58	656

Net cash provided by (used in) operating activities	5,199	(13,723)

Cash flows from investing activities:
Purchases of property, plant and equipment	(798)	(189)
Purchases of marketable securities	(113,816)	(9,624)
Maturities and sales of marketable securities	28,076	15,440
Proceeds from sales of assets	15	11

Net cash (used in) provided by investing activities	(86,523)	5,638

Cash flows from financing activities:
Principal payments under loans payable	(2,271)	(688)
Exercise of employee stock options	149	-
Net proceeds from sale of common stock	114,161	-

Net cash provided by (used in) financing activities	112,039	(688)

Net increase (decrease) in cash and cash equivalents	30,715	(8,773)
Cash and cash equivalents at beginning of year	9,391	12,248

Cash and cash equivalents at end of period	$40,106	$3,475

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

(2) COMPREHENSIVE LOSS
Comprehensive loss for the three-month periods ended June 30, 2004 and 2003 was $5,724,000 and $7,552,000, respectively. Comprehensive loss for the six-month periods ended June 30, 2004 and 2003 was $12,586,000 and $15,287,000, respectively. The differences between net loss and comprehensive net loss are due to changes in the net unrealized gain or loss on marketable securities.

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

The Company occasionally grants stock option awards to consultants. The Company accounts for such grants pursuant to Emerging Issues Task Force ("EITF") Issue No. 96-18, " Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and, accordingly, recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period. During the three months ended June 30, 2004 and 2003, the Company recognized compensation expense of $12,000 and $62,000, respectively, for such awards. During the six months ended June 30, 2004 and 2003, the Company recognized compensation expense of $24,000 and $74,000, respectively, for such awards.

Compensation cost for the Company's stock option plans, if determined based on the provisions of SFAS No.123, using the fair value of stock awards at grant dates of awards in current and prior years, would have increased the Company's net loss and loss per share to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Net loss as reported	$ (4,179)	$ (7,765)	$ (11,243)	$(15,662)
Stock-based compensation for grants
of stock options included in reported net loss	12	62	24	74
Total stock-based compensation expense
determined under fair value-based method
for all awards, including consultant
compensation above	(1,606)	(1,737)	(3,007)	(3,499)

Net loss pro forma	(5,773)	(9,440)	(14,226)	(19,087)
Basic and diluted loss per share as reported	(.13)	(.44)	(.44)	(.89)
Basic and diluted loss per share-pro forma	(.19)	(.53)	(.56)	(1.08)

In calculating the stock compensation expense above the Black-Scholes method was used with the following assumptions in order to calculate the fair value of the options granted during the respective three month periods ended June 30, 2004 and 2003: (1) an expected life of five years for each period; (2) a risk-free interest rate of 3.9% for 2004 and 2.2% for 2003; (3) a volatility factor of 87% for 2004 and 86% for 2003; and (4) an expected dividend yield of 0% for both periods.

The stock-based compensation expense for grants of stock options in the above table does not include restricted stock expense of $228,000 and $119,000 recorded during the three months ended June 30, 2004 and 2003, respectively, and restricted stock expense of $433,000 and $342,000 recorded during the six months ended June 30, 2004 and 2003, respectively. These amounts were reported in the net loss during each period as a part of stock compensation expense. In addition, stock compensation expense reported on the statement of operations included $12,000 and $62,000 for the three month periods ended June 30, 2004 and 2003, respectively, and $24,000 and $74,000 for the six month periods ended June 30, 2004 and 2003, respectively, for options granted to consultants, and $(64,000) and $32,000 for the three months ended June 30, 2004 and 2003, respectively, and $(51,000) and $33,000 for the six month periods ended June 30, 2004 and 2003, respectively, related to employee options granted in December 1997 to certain key executives (the terms of the award subject the options to variable accounting). The $(64,000) and $(51,000) credits to expense noted above relate to the reversal of stock compensation expense for the forfeiture of unvested restricted stock of employees no longer with the Company, which exceeded the stock compensation expense in each of the periods noted.

As additional options are expected to be granted in future years and as the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

(4) NET LOSS PER COMMON SHARE
The Company computes and presents net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share was based on the weighted average number of shares outstanding during the period. Diluted loss per share for the same periods was based on the weighted average number of shares outstanding during the period without consideration of any dilutive effect of stock options, since the Company has incurred a net loss for all periods presented and the effect of potential common share equivalents would have been anti-dilutive. Total stock options outstanding (including both exercisable and non-exercisable options and non-vested restricted stock) as of June 30, 2004 and 2003 were 5,838,638 and 5,140,664, respectively. These options represented all potentially dilutive securities excluded for the calculation of diluted earnings per share.

(5) LOAN PAYABLE
In December 2001, the Company entered into a $17.5 million loan agreement with Webster Bank, a commercial banking institution (the "Bank"), which is collateralized by a mortgage on the real properties at 15 and 35 Northeast Industrial Road. The properties represent approximately two-thirds of the Company's total physical facilities. Under the original terms of the Webster Bank facility agreement, the Company was required to comply with certain covenants, including a requirement that the Company maintain at least $25.0 million in cash and marketable securities, and a separate covenant that the ratio of the outstanding loan balance less any cash collateral to the appraised value of the real property ("loan to value" ratio) not exceed an agreed upon percentage. In March 2004, the Company paid down the balance of the principal by $1.6 million in exchange for amending the loan agreement to remove the loan to value covenant mentioned above. As of June 30, 2004, the Company believes it is in compliance with all loan covenants.

(6) EQUITY OFFERING
On April 19, 2004, the Company received proceeds of $100.0 million, before closing costs, for the sale of 14,285,760 newly issued shares of its common stock to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family in a private placement transaction. The principal reason for the transaction was to provide the Company with additional capital in order to more fully capitalize on, and retain value from, its ability to discover and advance new drug candidates in important areas of unmet medical needs. The Company believes the financing will enable it to more fully exploit the capabilities of its drug discovery platform, and also allow it to selectively pursue drug development programs to more advanced stages before considering partnership options.

(7) COMMITMENTS AND CONTINGENCIES
In the second quarter of 2004, the Company learned that the Connecticut Department of Environmental Protection (the “DEP”) is considering taking action against the Company as a result of incidents where the Company’s wastewater monitoring system indicated that the wastewater pH limits of the Company’s wastewater discharge permit had been exceeded, although no formal communication has been received as of the date of this filing. The actions the DEP could take include, but are not limited to, fines, penalties, remedial action and future additional monitoring activities. At this time the Company does not have enough information to enable it to estimate the cost, if any, of the DEP’s actions and, accordingly, no amounts has been recorded in the accompanying financial statements for this matter. The Company is not aware of any negative environmental impacts resulting from these incidents but is currently upgrading its wastewater neutralization systems in an effort to prevent further incidents of this kind.

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

Collaborative research agreements have been and are expected to continue to be an important source of funding for the Company. In addition, such arrangements not only drive current revenue (through the recognition of upfront and subsequent license fees, research funding and potential milestone payments), but over the longer term these arrangements may have a significant impact on potential future product revenues in the form of royalties if the agreements result in successful drug development and commercialization. The initialization, expiration and specific terms of such agreements have contributed to, and will continue to cause, significant fluctuations in the Company's recognized revenues and losses. While the Company expects that partnerships will continue to be an important component of its financing and development strategy, it believes that the recently concluded private placement described below will give it the flexibility to take selected drug programs further into the development process (than it has historically done) before partnering.

On April 19, 2004, the Company received proceeds of $100.0 million, before closing costs, for the sale of 14,285,760 newly issued shares of its common stock to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family in a private placement transaction. The principal reason for the transaction was to provide the Company with additional capital in order to more fully capitalize on, and retain value from, its ability to discover and advance new drug candidates in important areas of unmet medical needs. The Company believes the financing will enable it to more fully exploit the capabilities of its drug discovery platform, and also allow it to selectively pursue drug development programs to more advanced stages before considering partnership options.

During the quarter ended June 30, 2004, a preclinical milestone was achieved in the Company’s VR1 (pain) program collaboration with Merck, resulting in the recognition and receipt of a $3.0 million payment from Merck.

On June 15, 2004, the Company reported that the Phase IIa clinical trial using NGD 2000-1 for the treatment of rheumatoid arthritis did not achieve statistical significance for the primary endpoint but, in post hoc analysis, did produce a statistically significant result at the highest dose tested (100 mg twice a day) using a scale known as the ACR (American College of Rheumatology) 20. The ACR scale is a standard outcome measure used in clinical trials to determine the effectiveness of new agents. The ACR scale, which was not a predetermined endpoint in the Phase IIa study but is a composite of the pre-defined primary and secondary end points, requires an improvement in painful and swollen joint counts and improvement in three of five of the following variables: patient global assessment, physician global assessment, C-reactive protein, patient pain assessment, and a health assessment questionnaire. ACR 20 denotes an improvement to the 20% level in the parameters outlined. Due to a potential for adverse drug-drug interactions at the 100 mg dose where the ACR 20 response was seen, the Company is tabling further development of NGD 2000-1. Neurogen expects to continue working to attempt to bring other candidates forward in its C5a inflammation program with less potential for drug-drug interactions.

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

Three Months Ended June 30, 2004 and 2003
The Company's operating revenues for the three months ended June 30, 2004 were $6.1 million compared to $1.6 million for the comparable period in 2003. The $4.5 million increase in 2004 was due to revenues arising from the Merck Agreement (described below), including $0.8 million in license fees, $1.0 million in research funding, and a preclinical milestone of $3.0 million in April 2004, partially offset by a decrease in research funding from Aventis. Revenues for both periods also included license fees of $0.5 million recognized under the Aventis Agreement (described below).

Research and development expenses, excluding non-cash stock compensation charges for the three months ended June 30, 2004 were $8.8 million compared to $8.1 million for the comparable period in 2003. The $0.7 million or 9% increase was due to separation expenses of $0.3 million related to the termination of two employees, other compensation expense increases of $0.2 million, and increases in laboratory supplies and other general research costs of $0.3 million, offset by a $0.1 million decrease in patent-related legal expenses. In total, outsourced clinical and development costs remained approximately unchanged as decreases in clinical trial expenses for NGD 2000-1 and chemical manufacturing costs were offset by increases in toxicology and other research studies associated with various drug discovery programs including MCH-1 (obesity/diabetes). Research expenses were 83% and 86% of total operating expenses for the three months ended June 30, 2004 and 2003, respectively, excluding non-cash stock compensation charges.

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

General and administrative expenses, excluding non-cash stock compensation charges, for the three months ended June 30, 2004 were $1.8 million compared to $1.3 million for the comparable period in 2003. The $0.5 million or 40% increase was due to increases in salaries and benefits (for administrative personnel) of $0.2 million, legal expenses of $0.1 million, and consulting expenses (primarily related to Sarbanes-Oxley Act compliance) of $0.2 million.

The stock compensation expense portion of research and development and general and administrative expense was comprised of continuing non-cash charges for grants of certain stock awards in prior and current years to several officers of the Company and to consultants. A portion of these stock compensation charges (those relating to certain awards made in 1997) are accounted for using the variable method of accounting and as a result may fluctuate significantly in the future.

Other income, net of interest expense, was $0.5 million for the three months ended June 30, 2004 compared to $0.3 million for the same period in 2003. The $0.2 million or 91% increase in 2004 was due to an increase in interest income from the proceeds of the sale of stock in the private placement referred to above.

The Company recognized a net loss of $4.2 million for the three months ended June 30, 2004 compared to $7.8 million for the same period in 2003.

Six Months Ended June 30, 2004 and 2003
The Company's operating revenues for the six months ended June 30, 2004 were $9.2 million compared to $3.0 million for the comparable period in 2003. The $6.2 million increase in 2004 was due to $1.5 million in license fees, $2.1 million in research funding and a preclinical milestone of $3.0 million in April 2004 pursuant to the Merck Agreement (described below), partially offset by a $0.4 million decrease in research funding from Aventis. Revenues for both periods also included license fees of $1.0 million recognized under the Aventis Agreement (described below).

Research and development expenses, excluding non-cash stock compensation charges for the six months ended June 30, 2004 were $17.6 million compared to $15.9 million for the comparable period in 2003. The $1.6 million or 10% increase was due to $0.3 million in employee separation costs, other compensation expense increases of $0.3 million, and increases in laboratory supplies and other general research costs of $0.3 million as well as an increase of $0.8 million in toxicology, pharmacology and other outsourced research studies. Research expenses were 83% and 85% of total operating expenses for the six months ended June 30, 2004 and 2003, respectively, excluding non-cash stock compensation charges.

General and administrative expenses, excluding non-cash stock compensation charges, for the six months ended June 30, 2004 were $3.5 million compared to $2.8 million for the comparable period in 2003. The $0.7 million or 25% increase was due to increases in salaries and benefits (for administrative personnel) of $0.3 million, $0.1 million in legal expenses, consulting expenses (primarily related to Sarbanes-Oxley Act compliance) of $0.2 million, and fees paid to members of the Board of Directors of $0.1 million.

The stock compensation expense portion of research and development and general and administrative expense was comprised of continuing non-cash charges for grants of certain stock awards in prior and current years to several officers of the Company and to consultants. A portion of these stock compensation charges (those relating to certain awards made in 1997) are accounted for using the variable method of accounting and as a result may fluctuate significantly in the future.

Other income, net of interest expense, was $1.0 million for the six months ended June 30, 2004 compared to $0.6 million for the same period in 2003. The $0.4 million or 79% increase in 2004 was primarily due to an increase in interest income arising from the proceeds of up-front payments received under the Merck Agreement and stock sold in the April 2004 private placement referred to above.

The Company recognized a net loss of $11.2 million for the six months ended June 30, 2004 compared to $15.7 million for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004 and December 31, 2003, cash, cash equivalents and marketable securities in the aggregate were $160.6 million and $45.9 million, respectively. An aggregate amount of $66.5 million of marketable securities held at June 30, 2004 has maturities greater than one year. However, the Company can and may liquidate such investments prior to maturity to meet its strategic and/or investment objectives. The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

The increase in the Company's cash and other short-term investment levels in the six months ended June 30, 2004, reflected the proceeds of $100.0 million (before closing costs) received in April 2004 from the sale of 14,285,760 newly issued shares of common stock to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family in a private placement transaction, and $35.1 million received from Merck pursuant to the Merck Agreement (comprising $15.0 million in up-front license fees, $15.0 million for newly issued Neurogen common stock, $2.1 million in research funding and a $3.0 million milestone payment). The Company plans to use the proceeds from the private placement to selectively advance drug research and development programs internally to more advanced stages than it has historically done before considering partnership arrangements. Neurogen believes this will allow the Company to retain a greater portion of commercial rights, potentially establish more valuable partnerships, and retain greater control over the development process. The Company also intends to use the proceeds to more fully exploit the capabilities of its drug discovery platform and to enhance its capacity to pursue new drug targets, as well as fund general and corporate overhead.

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

To the extent that drug candidates progress in the Company's partnered programs, such as the Company's insomnia program partnered with Pfizer, its depression and anxiety program partnered with Aventis or its pain program partnered with Merck, such progress could result in additional milestone payments and research and development funding to the Company under the respective collaboration agreements. Such progress could also provide the opportunity to raise capital through equity offerings. If partnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all. The Company does not have control over the progress of partnered programs.

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

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank (the "Bank"), and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. ("CII"). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years, bearing various interest rates which approximated 3.6%-7.5% from 1999 through June 2004. Of these amounts borrowed, $9.6 million and $4.4 million remained outstanding as of June 30, 2004 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.4 million is due and payable in each of the next five years. Thereafter, the remaining aggregate balance of approximately $7.0 million is payable in regular installments until the scheduled maturity dates, including a balloon payment of $1.0 million on the mortgage loan with the Bank upon maturity in December 2011. As of June 30, 2004, Neurogen does not have any significant lease or capital expenditure commitments.

Under the original terms of the Webster Bank facility agreement, the Company was required to comply with certain covenants, including a requirement that the Company maintain at least $25.0 million in cash and marketable securities, and a separate covenant that the ratio of the outstanding loan balance less any cash collateral to the appraised value of the real property ("loan to value" ratio) not exceed an agreed upon percentage. In March 2004, the Company paid down the balance of the principal by $1.6 million, in exchange for amending the loan agreement to remove the loan to value covenant mentioned above. As of June 30, 2004, the Company believes it is in compliance with all loan covenants.

Neurogen anticipates that its current cash balance, including the proceeds from the private equity placement in April 2004 (discussed above), as supplemented by research funding pursuant to its collaborative research agreement with Aventis and Merck, will be sufficient to fund its current and planned operations for approximately the next three and one-half years. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to: the progress of the Company's research and development programs; the timing and results of preclinical testing and clinical studies; the timing of regulatory approvals; determinations as to the commercial potential of its proposed products; the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. Many of these factors could significantly increase the Company's expenses and use of cash.

The Company may from time to time, as warranted by its operating and strategic requirements, augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. The Company filed an S-3 registration statement which became effective in February 2003, under which the Company may issue debt, common or preferred stock or warrants of up to $75.0 million in total financing. To date, the Company has issued $15.0 million in common stock pursuant to this S-3 registration statement. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

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

COLLABORATIVE RESEARCH AGREEMENTS

Merck
In December 2003, Neurogen entered into a collaboration agreement (the "Merck Agreement") with Merck Sharp & Dohme Limited ("Merck") to research, develop, and commercialize small molecule medicines which work by targeting the vanilloid receptor (VR1), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Agreement, the Company received from Merck a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15.0 million. Merck has agreed, among other things, to fund a specified level of discovery and research resources for three years and to pay additional license fees on the first three anniversary dates of the collaboration. Merck has the option to extend the discovery and research effort for up to an additional two years or to terminate the agreement after December 2005 and transfer certain rights to the collaborative program to Neurogen. As of June 30, 2004, the Company has received $2.1 million of research funding from Merck. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. In April 2004, Neurogen and Merck achieved a preclinical milestone that triggered a payment of $3.0 million to Neurogen, which was received in May 2004. Also under the Agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

Aventis
In December 2001, Neurogen entered into a collaboration and license agreement with Aventis (the "Aventis Agreement"), pursuant to which Aventis made an initial payment of $10.0 million and agreed, among other things, to fund a specified level of resources for three years for Neurogen's and Aventis’ joint program for the discovery and research of CRF-1 receptor-based drugs for a broad range of applications, including depression and anxiety disorders. Aventis has the option to extend the discovery and research effort for up to an additional two years or terminate the collaboration prior to its scheduled conclusion and transfer certain rights to the collaborative program to Neurogen. As of June 30, 2004, the Company has received $9.0 million of research funding from Aventis. Neurogen is also eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. In return, Aventis received the exclusive worldwide rights to develop, manufacture and market collaboration drugs that act through the CRF-1 receptor, for all therapeutic indications for which the drugs may be used. Aventis will pay Neurogen royalties based upon net sales levels, if any, for collaboration products. Also under the Agreement, Aventis is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. In December 2003, Neurogen and Aventis achieved a preclinical milestone that triggered a payment of $1.0 million, which was received in January 2004.

Pfizer
In 1994, Neurogen and Pfizer entered into a collaborative research agreement (the "1994 Pfizer Agreement") pursuant to which Pfizer made a $9.9 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended to December 2001) for Neurogen's research program for the development of GABA-based drugs for the treatment of sleep disorders. In return, Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based sleep disorder products developed in the joint research program under the collaboration. Pfizer and Neurogen are currently evaluating data from Phase I human clinical studies conducted to date with a lead candidate from the collaboration, NGD 96-3, to determine whether further development is desirable. Pfizer has the right to determine when to advance compounds in the clinical process, and the Company will receive milestone payments if specified development and regulatory objectives are achieved. In addition, Pfizer is required to pay the Company royalties based on net sales levels, if any, for such products. Neurogen has initiated discussions with Pfizer to explore various options to potentially advance the clinical development of NGD 96-3.

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

The Company has entered into collaborative research agreements that provide for the funding of specified projects in exchange for the grant of certain rights related to potential discoveries. Revenue under these arrangements typically includes upfront non-refundable fees, ongoing payments for specified levels of staffing for research and milestone payments upon occurrence of certain events. Since the adoption of SEC Staff Accounting Bulletin ("SAB") 101 in 2000, the Company has recognized upfront license fees as revenue ratably over the period of performance under the research agreement. The research funding is recognized as revenue as the related research effort is performed. Revenue derived from the achievement of milestones, each of which represents a substantive stage of development towards a long-term goal such as the nomination of a development or clinical candidate or the start of a specific phase of clinical trials or the filing of a New Drug Application with the Food and Drug Administration, is recognized when the milestone event occurs and collectability is reasonably certain. In December 2003, the SEC released SAB 104, which amended SAB 101 to incorporate guidance in Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This EITF became effective for all contracts entered into after June 15, 2003. EITF Issue No. 00-21 addresses, for arrangements with multiple deliverables, how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2003 the Financial Accounting Standards Board ("FASB") issued EITF Issue No. 03-1, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments." The purpose of the pronouncement is to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No.115, " Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS No.115. The adoption of EITF Issue No. 03-1 did not have a material impact on the Company's operating results or financial position. Neurogen reviews its marketable securities portfolio for potential impairment and recoverability on a periodic basis.

In November 2003 the FASB issued EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, 'Earnings per Share.'" EITF Issue No. 03-6 requires the use of the two-class method of computing EPS for those enterprises with participating securities or multiple classes of common stock. EITF Issue No. 03-6 became effective for reporting periods after March 31, 2004. The Company has not issued any participating securities and has only one class of common stock and, therefore, the adoption of EITF Issue No. 03-6 had no material impact on the Company's operating results or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. Investments in fixed rate earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell debt securities that have declined in market value due to changes in interest rates. The Company invests in marketable securities with varying maturities, based on its projected immediate and longer term cash requirements. Accordingly, the Company believes that, based upon current expectations of cash requirements, the risk that it has to prematurely sell debt securities and realize principal losses on its marketable securities is not material.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Business Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Business Officer concluded that, as of June 30, 2004, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Business Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in internal control over financial reporting. There has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable for the second quarter ended June 30, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 19, 2004, after receiving stockholder approval, the Company issued and sold 14,285,760 shares of its Common Stock, in aggregate, to Warburg Pincus Private Equity VIII, L.P, entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family (collectively, “the Investors”), at a price of $7.00 per share for a total cash consideration of $100.0 million (before transaction costs), pursuant to a Securities Purchase Agreement dated as of March 19, 2004. The principal reason for the private placement was to provide the Company with additional capital in order to more fully capitalize on its ability to discover and advance new drug candidates in important areas of unmet medical need. The shares issued were exempt from registration based on the exemptions afforded private placements under the Securities Act and the investors’ representation that they qualify as qualified institutional investors or accredited investors. The investors are entitled to registration rights provided in the Securities Purchase Agreement. On May 19, 2004, the Company filed with the SEC a registration statement on Form S-3 to enable the resale of the shares by the Investors from time to time through the Nasdaq Stock Market or in privately negotiated transactions. As of August 3, 2004, the registration statement is not yet effective. A letter amendment dated July 16, 2004 to the Securities Purchase Agreement committed the Company to use its reasonable best efforts to cause the registration statement to become effective as promptly as practicable, but in no event later than December 31, 2004.

Item 3. Defaults Upon Senior Securities

Not applicable for the second quarter ended June 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

On April 19, 2004, the Company held a special meeting of stockholders to consider and vote upon a proposal to approve the sale, in a private placement, of approximately $100 million of its Common Stock, par value $0.025 per share, or 14,285,760 shares, at a price of $7.00 per share, pursuant to a Securities Purchase Agreement dated as of March 19, 2004, by and between Neurogen Corporation, Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family, as amended by letter agreements dated March 26, 2004, April 16, 2004 and July 16, 2004.

The Stockholders approved the proposal, voting as follows:

Affirmative Votes	Negative Votes	Votes Abstained

12,465,455	740,477	114,682

Item 5. Other Information Not applicable for the second quarter ended June 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company furnished a current report on Form 8-K under Item 12 on May 5, 2004 announcing its results of operations for the first quarter ended March 31, 2004.

The Company filed a current report on Form 8-K under Item 5 on June 16, 2004 to announce preliminary results from its Phase IIa clinical trial for rheumatoid arthritis (RA) using NGD 2000-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROGEN CORPORATION
By:	/s/ STEPHEN R. DAVIS

Stephen R. Davis Executive Vice President and Chief Business Officer Date: August 9, 2004