Form 10-Q
period 2004-09-30
NEUROGEN CORP
filed 2004-11-09
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes X No _

As of November 8, 2004 the registrant had 34,261,417 shares of Common Stock outstanding.

FORM 10-Q
For the Third Quarter Ended
 September 30, 2004

Table of Contents

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NEUROGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(UNAUDITED)

	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$ 21,639	$ 9,391
Marketable securities	132,218	36,518
Receivables from corporate partners	1,635	16,962
Other current assets, net	1,633	1,976

Total current assets	157,125	64,847

Property, plant & equipment:
Land, building and improvements	31,289	31,263
Equipment and furniture	16,525	15,991
Construction in progress	-	109

	47,814	47,363
Less accumulated depreciation and amortization	18,639	17,218

Net property, plant and equipment	29,175	30,145

Other assets, net	320	377

Total assets	$ 186,620	$ 95,369

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 4,043	$ 4,820
Unearned revenue from corporate partners	6,922	5,000
Loans payable	1,410	2,972

Total current liabilities	12,375	12,792

Unearned revenue from corporate partners, net of current portion	9,725	15,860
Loans payable, net of current portion	12,219	13,278

Total liabilities	34,319	41,930

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 50,000 shares; issued and outstanding 34,249
shares and 18,095 shares, respectively	856	452
Additional paid-in capital	291,941	177,505
Accumulated deficit	(138,646)	(122,953)
Deferred compensation	(1,570)	(1,986)
Accumulated other comprehensive income	(280)	421

	152,301	53,439

Total liabilities and stockholders' equity	$ 186,620	$ 95,369

See accompanying notes to consolidated financial statements

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended Sept. 30, 2004	Three Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2004	Nine Months Ended Sept. 30, 2003

Operating revenues:
License fees	$ 2,463	$ 500	$ 4,963	$ 1,500
Research and development	1,749	989	8,490	2,967

Total operating revenues	4,212	1,489	13,453	4,467

Operating Expenses:
Research and development
Stock compensation	80	86	180	219
Other research and development	7,293	8,107	24,854	24,044

Total research and development	7,373	8,193	25,034	24,263

General and administrative:
Stock compensation	149	158	454	474
Other general and administrative	2,009	1,304	5,542	4,126

Total general and administrative	2,158	1,462	5,996	4,600

Total operating expenses	9,531	9,655	31,030	28,863

Operating loss	(5,319)	(8,166)	(17,577)	(24,396)

Other income (expense):
Investment and other income	737	609	2,109	1,643
Interest expense	(176)	(226)	(533)	(692)

Total other income, net	561	383	1,576	951

Net loss before income taxes	(4,758)	(7,783)	(16,001)	(23,445)

Income tax benefit	308	347	308	347

Net loss	$ (4,450)	$ (7,436)	$ (15,693)	$ (23,098)

Basic and diluted loss per share	$ (0.13)	$ (0.42)	$ (0.56)	$ (1.31)

Shares used in calculation of loss per share:
Basic and diluted	33,980	17,717	28,196	17,688

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

Nine months ended September 30	2004	2003

Cash flows from operating activities:
Net loss	$ (15,693)	$ (23,098)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	1,933	2,157
Stock compensation expense	634	692
Loss on disposal of assets	110	18
Other non-cash expense	1,200	1,302

Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(777)	(705)
Decrease in unearned revenue from corporate partners	(4,213)	(1,520)
Decrease in receivables from corporate partners	15,327	267
Decrease in other assets, net	297	517

Net cash used in operating activities	(1,182)	(20,370)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,103)	(196)
Purchases of marketable securities	(134,723)	(9,624)
Maturities and sales of marketable securities	37,540	32,816
Proceeds from sales of assets	30	11

Net cash (used in) provided by investing activities	(98,256)	23,007

Cash flows from financing activities:
Principal payments under loans payable	(2,621)	(4,434)
Exercise of employee stock options	150	-
Net proceeds from sale of common stock	114,157	-

Net cash provided by (used in) financing activities	111,686	(4,434)

Net increase (decrease) in cash and cash equivalents	12,248	(1,797)
Cash and cash equivalents at beginning of year	9,391	12,248

Cash and cash equivalents at end of period	$ 21,639	$ 10,451

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2004
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

(2) COMPREHENSIVE LOSS
Comprehensive loss for the three-month periods ended September 30, 2004 and 2003 was $3,808,000 and $8,045,000, respectively. Comprehensive loss for the nine-month periods ended September 30, 2004 and 2003 was $16,394,000 and $23,332,000, respectively. The differences between net loss and comprehensive net loss are due to changes in the net unrealized gain or loss on marketable securities.

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

Compensation cost for the Company's stock option plans, if determined based on the provisions of SFAS No.123, using the fair value of stock awards at grant dates of awards in current and prior years, would have increased the Company's net loss and loss per share to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended Sept. 30, 2004	Three Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2004	Nine Months Ended Sept. 30, 2003

Net loss as reported	$ (4,450)	$ (7,436)	$ (15,693)	$(23,098)
Stock-based compensation for grants
of stock options included in reported net loss	12	12	36	86
Total stock-based compensation expense
determined under fair value-based method
for all awards, including consultant
compensation above	(1,887)	(1,611)	(4,894)	(5,110)

Net loss pro forma	(6,325)	(9,035)	(20,551)	(28,122)
Basic and diluted loss per share as reported	(.13)	(.42)	(.56)	(1.31)
Basic and diluted loss per share-pro forma	(.19)	(.51)	(.73)	(1.59)

In calculating the stock compensation expense above the Black-Scholes method was used with the following assumptions in order to calculate the fair value of the options granted during the respective three month periods ended September 30, 2004 and 2003: (1) an expected life of five years for both periods; (2) a risk-free interest rate of 3.4% for 2004 and 3.2% for 2003; (3) a volatility factor of 87% for 2004 and 86% for 2003; and (4) an expected dividend yield of 0% for both periods. The assumptions used in calculating the fair value of the options granted during the nine month periods ended September 30, 2004 and 2003 were: (1) an expected life of five years for both periods; (2) a risk-free interest range of 2.8% to 3.9% for 2004 and 2.2% to 3.2% for 2003; (3) a volatility factor range of 86.7% to 87.1% for 2004 and 84% to 86% for 2003; and (4) an expected dividend yield of 0% for both periods.

The stock-based compensation expense for grants of stock options in the above table does not include restricted stock expense of $274,000 and $205,000 recorded during the three months ended September 30, 2004 and 2003, respectively, and restricted stock expense of $707,000 and $547,000 recorded during the nine months ended September 30, 2004 and 2003, respectively. These amounts were reported in the net loss during each period as a part of stock compensation expense. In addition, stock compensation expense reported on the statement of operations included $12,000 and $12,000 for the three month periods ended September 30, 2004 and 2003, respectively, and $36,000 and $86,000 for the nine month periods ended September 30, 2004 and 2003, respectively, for options granted to consultants, and $(57,000) and $27,000 for the three months ended September 30, 2004 and 2003, respectively, and $(109,000) and $60,000 for the nine month periods ended September 30, 2004 and 2003, respectively, related to employee options granted in December 1997 to certain key executives (the terms of the award subject the options to variable accounting). The $(57,000) and $(109,000) credits to expense noted above relate to the reversal of stock compensation expense for the forfeiture of unvested restricted stock of employees no longer with the Company, which exceeded the stock compensation expense in each of the periods noted.

As additional options are expected to be granted in future years and as the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

(4) NET LOSS PER COMMON SHARE
The Company computes and presents net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share was based on the weighted average number of shares outstanding during the period. Diluted loss per share for the same periods was based on the weighted average number of shares outstanding during the period without consideration of any dilutive effect of stock options, since the Company has incurred a net loss for all periods presented and the effect of potential common share equivalents would have been anti-dilutive. Total stock options outstanding (including both exercisable and non-exercisable options and non-vested restricted stock) as of September 30, 2004 and 2003 were 5,779,886 and 5,041,709, respectively. These options represented all potentially dilutive securities excluded for the calculation of diluted earnings per share.

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

(6) SALES OF COMMON STOCK
On April 19, 2004, the Company received proceeds of $100.0 million, before closing costs, for the sale of 14,285,760 newly issued shares of its common stock to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family in a private placement transaction. In January 2004, Neurogen received $15.0 million from Merck Sharp & Dohme Limited ("Merck") for the sale of 1,783,252 shares of newly issued Neurogen common stock pursuant to a collaboration agreement entered into in December 2003.

(7) TERMINATION OF COLLABORATION
On September 9, 2004, Neurogen was notified by Aventis Pharmaceuticals, Inc. ("Aventis") that, as a result of the recent combination of Sanofi-Synthelabo and Aventis, the Company's collaboration with Aventis relating to corticotrophin releasing factor (CRF)-based drugs (the "Aventis Agreement") will terminate on December 8, 2004. Aventis is required to transfer to Neurogen development and commercialization rights to CRF-1 compounds under the agreement. Aventis is also required to provide funding until the effective date of termination, at which time Neurogen will assume responsibility for funding future research, development, and commercialization.

As a result of the termination, the period over which the initial license fee payment was being recognized was changed to correspond with the end of the collaboration. From the onset of the Aventis Agreement until receipt of the termination notice, the initial payment was being recognized ratably over five years through December 2006. This change in the estimated collaboration period results in the acceleration of the recognition of revenue from the initial payment; the remaining unearned license revenue as of the end of August 2004 will be recognized ratably over the period from September to December 2004.

The receivables from corporate partners as at September 30, 2004 included $1.4 million of unbilled receivables from Aventis, representing certain planned research funding payable by Aventis (in accordance with the terms of the Aventis Agreement) as a result of the termination notice.

(8) COMMITMENTS AND CONTINGENCIES
 In the second quarter of 2004, the Company learned that the Connecticut Department of Environmental Protection (the "DEP") is considering taking action against the Company as a result of incidents where the Company's wastewater monitoring system indicated that the wastewater pH limits of the Company's wastewater discharge permit had been exceeded, although no formal communication has been received as of the date of this filing. The actions the DEP could take include, but are not limited to, fines, penalties, remedial action and future additional monitoring activities. At this time the Company does not have enough information to enable it to estimate the cost, if any, of the DEP's actions and, accordingly, no amounts has been recorded in the accompanying financial statements for this matter. The Company is not aware of any negative environmental impacts resulting from these incidents but continues to upgrade its wastewater neutralization systems in an effort to prevent further incidents of this kind.

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

Collaborative research agreements have been and are expected to continue to be an important source of funding for the Company. In addition, such arrangements not only drive current revenue (through the recognition of upfront and subsequent license fees, research funding and potential milestone payments), but over the longer term these arrangements may have a significant impact on potential future product revenues in the form of royalties if the agreements result in successful drug development and commercialization. The initiation, expiration and specific terms of such agreements have contributed to, and will continue to cause, significant fluctuations in the Company's recognized revenues and losses. While the Company expects that partnerships will continue to be an important component of its financing and development strategy, it believes that the recently concluded private placement described below will give it the flexibility to take selected drug programs further into the development process (than it has historically done) before partnering.

During the quarter Neurogen was notified by Aventis that, following the recent combination of Sanofi-Synthelabo and Aventis, the Company's collaboration with Aventis relating to corticotrophin releasing factor (CRF)-based drugs will terminate on December 8, 2004. Aventis is required to transfer to Neurogen all development and commercialization rights to CRF-1 compounds under the agreement. Aventis is required to provide funding until the effective date of termination, at which time Neurogen will assume responsibility for funding future research, development, and commercialization.

RESULTS OF OPERATIONS
Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future collaborative research agreements, the progress of the Company's partnered research and development projects, the size of the Company's staff and the level of preclinical and clinical development spending on drug candidates in unpartnered programs. Neurogen believes its research and development costs may increase significantly over the next several years as its drug development programs progress. In addition, general and administrative expenses would be expected to increase to support any expanded research and development activities and compliance with new regulatory requirements, such as the Sarbanes-Oxley Act.

In the period ended September 30, 2004, revenue and net loss were favorably impacted by $1.2 million as a result of the announced termination of the CRF-1 collaboration with Aventis (see Note 8). The effect of the termination of the collaboration agreement was to accelerate the recognition of the remaining unearned license revenue (from the initial payment by Aventis in December 2001). Prior to the termination, and from the onset of the Aventis Agreement, the initial payment had been recognized ratably over a five year period ending December 2006. The termination resulted in a change in estimate of the length of the performance period under the collaboration. The change is such that all deferred revenue will be fully recognized by December 8, 2004 when the termination becomes effective. Refer to Critical Accounting Judgments and Estimates below for a more complete discussion of revenue recognition methodology.

Three Months Ended September 30, 2004 and 2003
The Company's operating revenues for the three months ended September 30, 2004 were $4.2 million compared to $1.5 million for the comparable period in 2003. The $2.7 million increase in 2004 was due primarily to $1.8 million of revenues arising from the Merck Agreement (described below), which became effective in January 2004, and to an incremental $1.2 million license revenue recognized under the Aventis Agreement (as explained above). Total revenue from the Aventis Agreement was $2.4 million in the quarter ended September 30, 2004 and included $1.7 million of license revenue and $0.7 million of research revenue. The $1.8 million of revenues from the Merck Agreement included $0.8 million in license fees and $1.0 million in research funding. Revenues for the quarter ended September 30, 2003 included research funding of $1.0 million and license fees of $0.5 million recognized under the Aventis Agreement.

Research and development expenses, excluding non-cash stock compensation charges, for the three months ended September 30, 2004 were $7.3 million compared to $8.1 million for the comparable period in 2003. The $0.8 million or 10% decrease was due largely to a $1.2 million reduction in clinical trial expenses for NGD 2000-1 following the conclusion of the Company's clinical trials for the C5a inflammation program, partially offset by increases of $0.3 million in laboratory supplies and other general research costs and a $0.1 million increase in patent-related legal expenses. In total, outsourced development costs remained approximately unchanged as decreases in chemical manufacturing costs were offset by increases in toxicology and other research studies associated with various drug discovery programs including MCH-1 (obesity/diabetes). Research expenses were 78% and 86% of total operating expenses for the three months ended September 30, 2004 and 2003, respectively, excluding non-cash stock compensation charges.

The Company expenses all research and development costs as incurred. While the Company maintains a system to record the level of staffing time spent on each of its research and development projects, it does not maintain a historical cost accounting system with sufficient accuracy to reliably report or estimate its research and development costs on a specific project-by-project basis. A significant portion of the Company's research and development expenses (such as laboratory supplies, travel, information systems and services and facilities costs) benefit multiple projects and are not individually tracked to a specific project. Further, the Company's staff timekeeping system does not account for differences in compensation costs between lower level technicians and more senior scientists.

General and administrative expenses, excluding non-cash stock compensation charges, for the three months ended September 30, 2004 were $2.0 million compared to $1.3 million for the comparable period in 2003. The $0.7 million or 54% increase was due to $0.2 million incurred on consulting and audit expenses related to Sarbanes-Oxley Act compliance, increases in salaries and benefits (for administrative personnel) of $0.2 million, in legal expenses of $0.1 million, and in other general administrative expenses (including travel expenses and fees paid to board members) of $0.2 million.

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

Other income, net of interest expense, was $0.6 million for the three months ended September 30, 2004 compared to $0.4 million for the same period in 2003. The $0.2 million or 46% increase in 2004 was due to an increase in interest income from the proceeds of the sale of stock in the private placement referred to above, offset by a decrease in realized gains from marketable securities sales.

For the three month period ended September 30, 2004, the Company recorded a net income tax benefit of $0.3 million. This benefit is the result of the filing in September 2004 of the Company's 2003 tax return with the State of Connecticut, whereby the Company elected to exchange its 2003 research and development credits for cash at the statutorily provided exchange rate of 65%.

The Company recognized a net loss of $4.5 million for the three months ended September 30, 2004 compared to $7.4 million for the same period in 2003. The decrease in net loss for the three months ended September 30, 2004 was due mainly to revenues recognized from the Merck collaboration, acceleration of revenue recognition under the Aventis Agreement and to reduced clinical trial expenses.

Nine Months Ended September 30, 2004 and 2003
The Company's operating revenues for the nine months ended September 30, 2004 were $13.5 million compared to $4.5 million for the comparable period in 2003. The Merck Agreement which became effective in January 2004 and generated $2.2 million in license fees, $3.2 million in research funding and a preclinical milestone payment of $3.0 million in April 2004, contributed $8.4 million of the $9.0 million increase in 2004. The remaining increase was due to accelerated recognition of license revenue under the Aventis Agreement (as discussed above), which resulted in total license revenue of $2.7 million for the nine months ended September 30, 2004, compared to $1.5 million in the comparable period, partly offset by a $0.6 million decrease in research funding.

Research and development expenses, excluding non-cash stock compensation charges, for the nine months ended September 30, 2004 were $24.9 million compared to $24.0 million for the comparable period in 2003. The $0.9 million or 3% increase was due to a $0.6 million increase in compensation expense, increases of $0.7 million and $0.8 million, respectively, in laboratory supplies and outsourced toxicology studies, partly offset by decreases of $1.3 million and $0.7 million, respectively, in clinical trial expenses (following the conclusion of trials for the C5a inflammation program) and chemical manufacturing expenses (related to the VR1 program as these expenses are now borne by Merck). Research expenses, excluding non-cash stock compensation charges, were 82% and 85% of total operating expenses for the nine months ended September 30, 2004 and 2003, respectively.

General and administrative expenses, excluding non-cash stock compensation charges, for the nine months ended September 30, 2004 were $5.5 million compared to $4.1 million for the comparable period in 2003. The $1.4 million or 34% increase was due to increases in compensation expense of $0.4 million, legal expenses of $0.2 million, consulting and audit expenses (primarily related to Sarbanes-Oxley Act compliance) of $0.4 million, and other general administration expenses of $0.3 million.

Other income, net of interest expense, was $1.6 million for the nine months ended September 30, 2004 compared to $1.0 million for the same period in 2003. The $0.6 million or 66% increase in 2004 was primarily due to an increase in interest income arising from the proceeds of up-front payments received under the Merck Agreement and from the sales of newly issued stock in the April 2004 private placement and to Merck in January (pursuant to the Merck Agreement).

For the nine month period ended September 30, 2004, the Company recorded a net income tax benefit of $0.3 million. This benefit is the result of the filing in September 2004 of the Company's 2003 tax return with the State of Connecticut, whereby the Company elected to exchange its 2003 research and development credits for cash at the statutorily provided exchange rate of 65%.

The Company recognized a net loss of $15.7 million for the nine months ended September 30, 2004 compared to $23.1 million for the same period in 2003. The decrease in net loss was due primarily to $8.4 million of revenue recognized from the Merck collaboration, which became effective in January 2004, and to $1.2 million incremental revenue from the accelerated recognition of previously deferred license revenue under the Aventis Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities in the aggregate at September 30, 2004 and December 31, 2003 were $153.9 million and $45.9 million, respectively. An aggregate amount of $61.2 million of marketable securities held at September 30, 2004 has maturities greater than one year. However, the Company can and may liquidate such investments prior to maturity to meet its strategic and/or investment objectives. The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below.

The increase in the Company's cash and other short-term investment in the nine months ended September 30, 2004, reflected the proceeds of $100.0 million (before closing costs) received in April 2004 from the sale of 14,285,760 newly issued shares of common stock to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family in a private placement transaction, and $35.1 million received from Merck pursuant to the Merck Agreement (comprising $15.0 million in up-front license fees, $15.0 million for newly issued Neurogen common stock, $3.2 million in research funding and a $3.0 million milestone payment). The Company plans to use the proceeds from the April private placement to selectively advance drug research and development programs internally to more advanced stages than it has historically done before considering partnership arrangements. Neurogen believes this will allow the Company to retain a greater portion of commercial rights, potentially establish more valuable partnerships, and retain greater control over the development process. The Company also intends to use the proceeds to more fully exploit the capabilities of its drug discovery platform and to enhance its capacity to pursue new drug targets, as well as fund general and corporate overhead.

Neurogen's cash requirements to date have been met by the proceeds of its equity financing activities, amounts received pursuant to collaborative research, licensing or technology transfer arrangements, certain debt arrangements and interest earned on invested funds. The Company's equity financing activities have included underwritten public offerings of common stock, private placement offerings of common stock and private sales of common stock in connection with collaborative research and licensing agreements. The Company's expenditures have funded research and development, general and administrative expenses, and the construction and outfitting of its research and development facilities.

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

To the extent that drug candidates progress in the Company's currently unpartnered programs, such as its program for the treatment of obesity, such progress could lead to the opportunity to partner on terms which provide capital, revenues and cash flows to the Company or the opportunity to raise capital through equity offerings. If unpartnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all.

To the extent that drug candidates progress in the Company's partnered programs, such as the Company's insomnia program partnered with Pfizer or its pain program partnered with Merck, such progress could result in additional milestone payments and research and development funding to the Company under the respective collaboration agreements. Such progress could also provide the opportunity to raise capital through equity offerings. If partnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all. The Company does not have control over the progress of partnered programs.

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

While the Company cannot accurately predict the time required or the cost involved in commercializing any one of its candidates, new drug development typically takes many years and tens or hundreds of millions of dollars. In addition, developing new drugs is an extremely uncertain process where most candidates fail and uncertain developments such as clinical or regulatory delays, side effects, undesirable drug properties or ineffectiveness of a drug candidate would slow or prevent the development of a product. If the Company or its partners are unable to commercialize one or more drug products, the Company may never achieve product revenues and may eventually be unable to continue operations. This result would cause the Company's shareholders to lose all or a substantial portion of their investment.

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. ("CII"). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years, bearing various interest rates which approximated 3.6%-7.5% from 1999 through September 2004. Of these amounts borrowed, $9.3 million and $4.3 million remained outstanding as of September 30, 2004 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.4 million is due and payable in each of the next five years. Thereafter, the remaining aggregate balance of approximately $6.6 million is payable in regular installments until the scheduled maturity dates, including a balloon payment of $1.0 million on the mortgage loan with Webster Bank upon maturity in December 2011. As of September 30, 2004, Neurogen does not have any significant lease or capital expenditure commitments.

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

Neurogen anticipates that its current cash balance, including the proceeds from the private equity placement in April 2004 (discussed above), as supplemented by research funding pursuant to its collaborative research agreement with Aventis and Merck, will be sufficient to fund its current and planned operations for approximately the next three years. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to: the progress of the Company's research and development programs; the timing and results of preclinical testing and clinical studies; the timing of regulatory approvals; determinations as to the commercial potential of its proposed products; the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. Many of these factors could significantly increase the Company's expenses and use of cash.

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

As of December 31, 2003, the Company had approximately $145.1 million and $8.2 million of net operating loss and research and development credit carryforwards, respectively, available for federal income tax purposes, which expire in the years 2004 through 2023. The Company also had approximately $121.1 million in Connecticut state tax net operating loss carryforwards which expire in the years 2004 through 2023, $0.6 million of Connecticut State incremental research and development credit carryforwards which expire in the years 2014 through 2018 and $4.1 million of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods. In September 2004, the Company recorded a net income tax benefit of $0.3 million, which was the result of the filing in September 2004 of the Company's 2003 tax return with the State of Connecticut, whereby the Company elected to exchange its 2003 research and development credits for cash at the statutorily provided exchange rate of 65%.

COLLABORATIVE RESEARCH AGREEMENTS

Merck
In December 2003, Neurogen entered into a collaboration agreement (the "Merck Agreement") with Merck Sharp & Dohme Limited to research, develop, and commercialize small molecule medicines which work by targeting the vanilloid receptor (VR1), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Agreement, the Company received from Merck a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15.0 million. Merck has agreed, among other things, to fund a specified level of discovery and research resources for three years and to pay additional license fees on the first three anniversary dates of the collaboration. Merck has the option to extend the discovery and research effort for up to an additional two years or to terminate the agreement after December 2005 and transfer certain rights to the collaborative program to Neurogen. As of September 30, 2004, the Company has received $3.2 million of research funding from Merck. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. In April 2004, Neurogen and Merck achieved a preclinical milestone that triggered a payment of $3.0 million to Neurogen, which was received in May 2004. Also under the Agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

Aventis
In December 2001, Neurogen entered into a collaboration and license agreement with Aventis, pursuant to which Aventis made an initial payment of $10.0 million and agreed, among other things, to fund a specified level of resources for three years for Neurogen's and Aventis' joint program for the discovery and research of CRF-1 receptor-based drugs for a broad range of applications, including depression and anxiety disorders. As of September 30, 2004, the Company had received an aggregate of $9.8 million of research funding from Aventis since the commencement of the collaboration. Also, in December 2003, Neurogen and Aventis achieved a preclinical milestone that triggered a payment of $1.0 million to Neurogen, which was received in January 2004. On September 9, 2004, Aventis informed Neurogen that, following the recent combination of Sanofi-Synthelabo and Aventis, the Company's collaboration with Aventis relating to CRF-based drugs will terminate on December 8, 2004. Aventis is required to transfer to Neurogen development and commercialization rights to CRF-1 compounds under the agreement. Aventis is required to provide funding until the effective date of termination, at which time Neurogen will assume responsibility for funding future research, development, and commercialization. The termination resulted in the acceleration of recognition of previously deferred license revenue; the incremental impact on the three month period ended September 2004 was $1.2 million. A remaining $3.9 million in unearned revenue at the end of September 2004 will be fully recognized in the fourth quarter of 2004.

Pfizer
In 1994, Neurogen and Pfizer entered into a collaborative research agreement pursuant to which Pfizer made a $9.9 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended to December 2001) for Neurogen's research program for the development of GABA-based drugs for the treatment of sleep disorders. In return, Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based sleep disorder products developed in the joint research program under the collaboration. Pfizer and Neurogen are currently evaluating data from Phase I human clinical studies conducted to date with a lead candidate from the collaboration, NGD 96-3, to determine whether further development is desirable. Pfizer has the right to determine when to advance compounds in the clinical process, and the Company will receive milestone payments if specified development and regulatory objectives are achieved. In addition, Pfizer is required to pay the Company royalties based on net sales levels, if any, for such products. Neurogen is currently in discussions with Pfizer to explore various options to potentially advance the clinical development of NGD 96-3.

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

The Company has entered into collaborative research agreements that, among other things, generally provide for the funding to Neurogen of specified projects and the granting to Neurogen's partners of certain development and commercialization rights related to potential discoveries. Revenue under these arrangements typically includes upfront non-refundable fees, ongoing payments for specified levels of staffing for research and milestone payments upon occurrence of certain events. Since the adoption of SEC Staff Accounting Bulletin ("SAB") 101 in 2000, the Company has recognized upfront license fees as revenue ratably over the period of performance under the research agreement. The research funding is recognized as revenue as the related research effort is performed. Revenue derived from the achievement of milestones, each of which represents a substantive stage of development towards a long-term goal such as the nomination of a development or clinical candidate or the start of a specific phase of clinical trials or the filing of a New Drug Application with the Food and Drug Administration, is recognized when the milestone event occurs and collectability is reasonably certain. In December 2003, the SEC released SAB 104, which amended SAB 101 to incorporate guidance in Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This EITF became effective for all contracts entered into after June 15, 2003. EITF Issue No. 00-21 addresses, for arrangements with multiple deliverables, how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting.

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

On the basis of the evaluation discussed above and consistent with the provisions of EITF Issue No. 00-21 and SAB 101, as amended by SAB 104, the Company recognized, and will recognize, revenue from the upfront license payment ratably over the potential five-year term of the research program under the Agreement, subsequent annual license maintenance payments ratably over the remaining duration of the research program under the collaboration and research funding as incurred (with the expectation that the research funding revenue will approximate straight-line revenue over the term of the contract). Milestone payments will be recognized as earned and when payment is reasonably assured.

The Company has been recognizing revenue from the Aventis Agreement, entered into in December 2001, in accordance with the guidance in SAB 101. An initial license fee of $10.0 million received in December 2001 was recognized ratably over the then-expected performance period of five years (which covered the initial term of three years and possible extensions of up to another two years). In September 2004, following the recent combination of Aventis with Sanofi-Synthelabo, Aventis informed the Company that the collaboration will terminate in December 2004. As the termination is effective December 8, 2004, the period over which the initial license fee payment was being recognized was changed to end in December 2004. Consistent with the guidance in APB 20 related to a change in accounting estimate, the remaining unearned license revenue as of the end of August 2004 will be recognized ratably over the period from September to December 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2004 the Financial Accounting Standards Board ("FASB") issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF Issue No. 02-14 discusses issues pertaining to investors who have the ability to exercise significant influence over the operating and financial policies of an investee and indicated that this type of investor should apply the equity method of accounting only when it has an investment in common stock and/or an investment that is in-substance common stock. EITF Issue No. 02-14 defines in-substance common stock and provides related guidance. EITF Issue No. 02-14 became effective for reporting periods after September 15, 2004. The Company does not have investments in common stock or investments that could be considered in-substance common stock and, therefore, the adoption of EITF Issue No. 02-14 had no material impact on the Company's operating results or financial position.

In November 2003 the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments." The purpose of the pronouncement is to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued EITF Issue No. 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments,'" which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue No. 03-1 until such time that the proposed EITF Issue No. 03-1-a, "Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1" is issued in final form. During the period of delay, an entity holding investments should continue to apply the relevant other-than-temporary guidance such as that provided under SFAS No.115. Neurogen reviews its marketable securities portfolio for potential impairment and recoverability on a periodic basis. The Company is evaluating the impact, if any, of EITF Issue No. 03-1 and Issue No. 03-1-a when they become effective.

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

FORWARD-LOOKING STATEMENTS

Statements which are not historical facts, including statements about the Company's confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company's expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are "forward-looking statements" within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, the failure to attract or retain scientific management personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates which could slow or prevent product development efforts, competition within the Company's anticipated product markets, the Company's dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company's business, risk that patents and confidentiality agreements will not adequately protect the Company's intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company's products, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 2003, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. Investments in fixed rate earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or the Company may suffer losses in principal if forced to sell debt securities that have declined in market value due to changes in interest rates. The Company invests in marketable securities with varying maturities, based on its projected immediate and longer term cash requirements. Accordingly, the Company believes that, based upon current expectations of cash requirements, the risk that it has to prematurely sell debt securities and realize principal losses on its marketable securities is not material.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures.
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Business Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Business Officer concluded that, as of September 30, 2004, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Business Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in internal control over financial reporting.
There has been no change in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance
Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") requires the management of the Company to assess and report on the effectiveness of the Company's internal control over financial reporting. The internal control report, to be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and thereafter, must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company's internal control over financial reporting, (3) management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

The Company has and continues to expend significant resources in its efforts towards achieving compliance with Section 404 of the Act within the required timeframe. Through internal resources and the assistance of outside consultants, the Company developed, and has been executing, a work plan to evaluate, document, test and improve, where necessary, its internal controls over financial reporting. Although, as stated above, the Company has not made any changes during the most recent fiscal quarter that have materially affected internal controls over financial reporting, in the course of its continuing efforts to achieve compliance with the Section 404 of the Act, the Company has made changes designed to improve several areas within its system of internal controls. The nature of these changes included greater segregation of responsibilities, better documentation of work procedures and managerial review, dual approvals, revisions to delegation of authority and tightening access restrictions (to systems, data and assets).

Nevertheless, it should be noted that no assurance can be given that the Company will be able to complete its assessment or any required remediation of its internal controls in the timeframe required by Section 404 of the Act. Given the risks inherent in the design and operation of internal controls over financial reporting, the Company also cannot provide any assurance about the conclusion of management's, or the Company's auditors', assessment of the effectiveness of its internal controls over financial reporting at December 31, 2004.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 26, 2004, the Company held its annual meeting of stockholders (i) to elect a board of thirteen directors (Proposal 1); (ii) to adopt amendments to the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program, which include an increase in the number of shares available for issuance under the program from 400,000 shares to 570,000 shares (Proposal 2); (iii) to adopt amendments to the Amended and Restated Neurogen Corporation 2001 Stock Option Plan, which include an increase in the number of shares available for issuance under the program from 2,000,000 shares to 3,500,000 shares (Proposal 3); and (iv) to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the independent registered public accountants for the Company for the fiscal year ended December 31, 2004 (Proposal 4).

Proposal 1

The stockholders elected the persons named below, the Company's nominees for directors, as directors of the Company, casting votes in favor of such nominees or withholding votes as indicated:

	Votes in Favor	Votes Withheld

Felix J. Baker	19,839,821	2,891,569
Julian C. Baker	19,636,454	3,094,936
Eran Broshy	19,845,806	2,885,584
Robert N. Butler	19,813,521	2,917,869
Frank C. Carlucci	19,614,400	3,116,990
Stephen R. Davis	19,840,006	2,891,384
Stewart Hen	19,594,770	3,136,620
William H. Koster	19,844,906	2,886,484
Jonathan S. Leff	19,793,476	2,937,914
Mark Novitch	19,814,621	2,916,769
Craig Saxton	19,846,106	2,885,284
John Simon	19,646,700	3,084,690
Suzanne H. Woolsey	19,845,936	2,885,454

The Stockholders approved Proposal 2, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained

Proposal 2	21,548,510	1,160,880	22,000

The Stockholders approved Proposal 3, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained

Proposal 3	20,546,676	2,162,214	22,500

 The Stockholders approved Proposal 4, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained

Proposal 4	22,708,619	1,921	20,850

ITEM 6. EXHIBITS

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

Stephen R. Davis Executive Vice President and Chief Business Officer Date: November 9, 2004