Form 10-K
period 2004-12-31
NEUROGEN CORP
filed 2005-03-11
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
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

The approximate aggregate market value of the registrant's Common Stock held by non-affiliates was $146,000,000, based on the closing price of a share of Common Stock as reported on the NASDAQ National Market on June 30, 2004, which is the last business day of the registrant's most recently completed second fiscal quarter. In determining the market value of non-affiliate voting stock, shares of Common Stock beneficially owned by officers and directors and possible affiliates have been excluded from the computation. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any person as to the status of such person.

As of March 7, 2005, the registrant had 34,510,455 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Neurogen Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2005, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

NEUROGEN CORPORATION
ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2004

TABLE OF CONTENTS

PAGE
PART I
PART II
PART III

PART IV
Item 15.	Exhibits and Financial Statement Schedules	50

SIGNATURES

EXHIBIT INDEX

PART I

ITEM 1. BUSINESS

Overview

Neurogen Corporation (Nasdaq: NRGN) ("Neurogen" or the "Company"), incorporated under the laws of the State of Delaware in 1987, is a drug discovery and development company focusing on new small molecule drugs to improve the lives of patients suffering from disorders with significant unmet medical needs including neurological diseases, pain, inflammation, and metabolic diseases. Neurogen has generated a portfolio of promising new drug programs through its fully integrated drug discovery and development processes. Neurogen's Accelerated Intelligent Drug Discovery ("AIDD" ™) process and its expertise in cellular functional assays enhance the Company's ability to rapidly and cost effectively identify small molecule drug candidates. Small molecule drugs typically are suitable for oral administration as a pill, while large molecule drugs typically are administered by injection. The Company conducts its research and development independently and, when advantageous, collaborates with leading pharmaceutical companies during the drug research and development process to obtain additional resources and to access complementary expertise. Neurogen has collaborations with Merck Sharp & Dohme Limited ("Merck"), a subsidiary of Merck & Co., Inc., and Pfizer Inc. ("Pfizer").

Neurogen has applied its drug discovery and development platform across a broad number of disease-related targets and employs a strategy designed to efficiently discover multiple drug candidates for each target. Throughout the pharmaceutical industry, a small minority of all drug candidates successfully overcomes all of the development obstacles on the way to commercialization. Because of this very high attrition rate, the Company believes that the value of a drug discovery and development company's pipeline is best measured by the company's ability to rapidly discover multiple generations of improved candidates within each of several programs. Neurogen believes that its ability to rapidly and systematically produce multiple drug candidates in its portfolio of promising drug programs represents a competitive advantage.

Background on the Drug Discovery Industry

Most drugs work by binding to a particular protein or receptor, called a target, in the human body, thereby altering communication between cells or otherwise regulating cellular activity. Therefore, the traditional path to discovering small molecule drugs typically begins with the identification of a biological target that is believed to regulate cellular activities, which could be modulated to treat a given disorder. A test, or assay, is then developed in order to expose many chemical compounds to the biological target and determine whether any of the compounds interact with the target. Such an assay facilitates the screening of the target against a library of many compounds that have been synthesized in the laboratory. Compounds that bind to the target protein and alter its activity are referred to as "hits." Medicinal chemists then create many new compounds that are chemically similar to the original hit in an effort to improve, or optimize, these newer hits until compounds are obtained that have sufficient potency to become "lead" drug compounds. These are then further optimized to improve their "drug-like" properties, such as gastrointestinal absorption, stability, freedom from unwanted activities, etc., with the goal of producing a successful drug development candidate.

Drug companies often try to streamline the drug discovery process by copying chemical structures from known active compounds. Even taking this approach, however, the number of possible compounds that could be made is too vast to actually test against even a single target using any available technology. Generally, the search is further narrowed only by educated trial and error. As a result of the uncertainty of this approach, the process of advancing from a "hit" to a "lead" to a drug development candidate can take many years or may fail entirely.

If it were possible to predict in advance which compounds would result in a hit by binding to a biological target and which chemical changes would help optimize such hits into drug candidates, the drug discovery process would be vastly simplified. Unfortunately, the traditional drug discovery process has had to rely on a trial and error approach that has proven extremely expensive, inefficient and unreliable. Optimization of hits to achieve the extremely delicate balance of properties necessary for a successful drug is still a daunting task. The vast majority of hits are never optimized into successful drugs despite years of effort.

Neurogen's Business Strategy

Neurogen's key competitive advantage is based on its drug discovery and development platform, which is designed to rapidly discover small molecule drug candidates for medical targets representing unmet medical need. The Company's proprietary AIDD™ platform enables the rapid and efficient discovery of compounds that hit potential drug targets, evaluate the utility of those targets, and optimize useful hits into new drug candidates. An example of the Company's ability to establish a leading position in an important new area of drug discovery is Neurogen's vanilloid receptor-1 ("VR1") program for the management of pain, now partnered with Merck. Neurogen's ability to rapidly discover small molecule drug candidates enabled it to quickly generate chemical compounds sufficient to evaluate the potential utility of this new target for the relief of pain and then establish a significant intellectual property position. In addition to establishing the first patent publications on small molecule VR1 antagonists, Neurogen has been awarded a patent on a human VR1 receptor gene sequence, has filed broad applications encompassing highly potent chemical templates, and has patent applications pending on the general use of VR1 antagonists for the treatment of various medically important types of pain.

Neurogen's strategic goal is to bring new drugs to patients suffering from disorders with unmet medical need. Key elements of the Company's business strategy to achieve this goal follow:

  Create a risk-balanced drug portfolio. To increase the probability of successful drug discovery and development efforts, Neurogen is pursuing drug targets representing a spectrum of development risk in neurological diseases, pain, inflammation, and metabolic diseases. The Company is capitalizing on its ability to rapidly and efficiently produce multiple generations of drug candidates in multiple programs through two basic approaches:
    Pursue "fast" follower or best-in-class drug targets
    Typically, for these drug targets, industry efforts have indicated some positive therapeutic benefit in human clinical trials for the biological target, but drugs currently approved or in development demonstrate sub-optimal side effect profiles, dosing regimens or routes of administration or were approved by the FDA with specific labeling issues. Neurogen believes it may be able to develop drugs with more favorable properties than competing companies.

    Also pursue first-in-class drug targets
    Neurogen also evaluates more recently discovered drug targets possessing some degree of scientific validation, where a successful drug would represent a new therapeutic category. The Company believes these targets to be somewhat higher in relative development risk and that these targets also represent significant revenue producing potential.
  Expand development capability. Neurogen's drug discovery capability is closely linked to its pharmaceutical development and clinical initiatives. The Company believes this integrated approach will aid in the development of compounds in the clinic and is deploying additional resources to support clinical trials of proprietary lead drug candidates.

  Selectively partner drug programs. Neurogen seeks to retain ownership and control of some programs – taking them further into human clinical testing – while partnering other programs at earlier stages, in order to balance the risks associated with drug discovery while seeking to maximize return for stockholders. Neurogen's current cash position and its drug development capabilities enable the Company to pursue a flexible business model of partnering programs when competitively and economically advantageous. When Neurogen partners programs, it seeks to collaborate with pharmaceutical leaders with a complementary set of demonstrated strengths and resources.

Components of Neurogen's Discovery and Development Platform

The Company's drug discovery platform is versatile, scalable, and highly efficient. Neurogen's AIDD™ system, as well as its focused compound library and Virtual Library™, are key components of the drug discovery infrastructure. AIDD™ is an integrated system of hardware, software, and processes that allow scientists to improve on the trial and error approach traditionally associated with drug discovery and development. This system incorporates automated robotics guided by state-of-the-art computerization, including neural network-based artificial intelligence, to aid the Company's scientists in the design, modeling, synthesis and screening of new chemical compounds.

Neurogen's AIDD™ system works in tandem with the Company's focused compound library. Instead of randomly generating a compound library as many other pharmaceutical and drug discovery companies have done, Neurogen has chosen to bias or "enrich" its compound library in favor of selected families of compounds. Because the number of small molecule organic compounds that can be synthesized is virtually infinite, the Company believes that to be successful in the drug discovery process, it is not the biggest nor most diverse library that counts, but rather the richest and most intelligently designed.

Also critical to Neurogen's drug discovery and development capabilities is the Company's biological expertise. Neurogen believes that its expertise in receptor biology is a competitive advantage and utilizes this expertise in the design and construction of screening assays to capitalize on medical targets.

Neurogen Drug Development Programs

The Company is in the early stages of product development and does not expect to have any products resulting from its research efforts commercially available for a number of years, if at all. Currently, Neurogen has several drug development programs with compounds in various stages of research testing, preclinical development, and clinical testing. All of the Company's compounds currently being pursued will require significant additional research, development, and testing before they can be commercialized. Neurogen cannot accurately predict the time required or the cost involved in commercializing any new drug.

In addition, developing new drugs is an extremely uncertain process, and unanticipated developments such as clinical or regulatory delays, unexpected side effects in test patients, or lack of efficacy would slow or prevent the development of a product. If Neurogen is unable to commercialize any drug products, the Company will never achieve product revenues and may eventually be unable to continue operating. This result would cause investors to lose all or a substantial portion of their investment.

Neurogen's most significant active drug development programs are described in detail below. In addition, Neurogen expends significant research and developement resources on earlier stage drug discovery programs and in investigating disease mechanisms of interest in order to identify new program opportunities.

Insomnia Program: unique GABA modulation profile

Recent studies indicate that as many as 20 million people in the United States experience chronic insomnia and an additional 20 to 30 million Americans experience intermittent sleep disorders. While currently marketed drugs to treat sleep disorders, known as hypnotics, are effective, they may cause numerous side effects, including "hangovers," rebound insomnia, short-term memory loss and addiction. Neurogen is developing drugs to treat sleep disorders, primarily insomnia, which selectively modulate certain subtypes of the gamma-aminobutyric acid ("GABA") neurotransmitter system, an area in which Neurogen has worked since its founding.

The link between the GABA system and sleep is illustrated by the benzodiazepine class of drugs such as Valium®, which cause sleepiness, and by drugs marketed to treat insomnia such as Ambien® and Sonata®, which, although referred to as non-benzodiazepines, work through the same broad range of GABA receptors as these drugs. Neurogen's approach is to identify drug candidates that have a more specific GABA receptor binding profile than currently marketed drugs. Animal studies, to date, suggest that these compounds are efficacious in inducing sleep with fewer side effects than existing therapies. Drugs to treat insomnia should not only induce sleep but they should have desirable pharmacokinetic properties, allowing the drug to work quickly and then be out of the system before morning.

The Company believes the mechanism of Neurogen's lead insomnia compound, NG2-73, offers the opportunity for an improved side effect profile compared to currently marketed insomnia medications, as well as those currently in active development. Preclinical studies suggest that the specific GABA receptor profile of NG2-73 may provide the benefit of sleep with a reduction in next day side effects associated with the first generation GABA hypnotic agents. In animal models, the compound shows reduced activity at the GABA subunit receptors Neurogen believes cause unwelcome side effects such as impaired learning and memory, ataxia (an inability to coordinate voluntary muscle movements), and interaction with alcohol. Also in animal models, the compound shows increased activity at the alpha-3 subunit, which the Company believes promotes sleep-inducing hypnotic effects.

Neurogen announced on December 20, 2004, that Phase I human testing had commenced with NG2-73. The Phase I clinical trial is a randomized, double-blind, placebo-controlled evaluation in healthy volunteers of the safety and pharmacokinetics of single rising oral does of NG2-73, which selectively modulates receptors of the GABA neurotransmitter system. Neurogen owns all commercial rights to this program.

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

The Company believes that its approach to pain management offers the potential to relieve pain with an improved side effect profile relative to currently marketed pain drugs. Neurogen and its partner Merck have advanced lead candidates from their VR1 program into formal preclinical development and are also advancing additional, highly potent candidates for potential development in this program. The program is initially targeting pain and urinary incontinence, with additional indications possible.

Studies that model inflammatory pain in genetically altered mice lacking the VR1 receptor, as well as pharmacologic studies in rats, indicate that heat associated with inflammation can sensitize the receptor, causing thermal hyperalgesia (heightened sensitivity to pain). Neurogen researchers believe that a drug that blocks the VR1 receptor could benefit patients suffering from various types of inflammatory pain states.

Neurogen has established a significant intellectual property position on this new target for the relief of pain. In addition to establishing the first patent publications on small molecule VR1 antagonists, the Company has been awarded a patent on a human VR1 receptor gene sequence, has broad applications filed encompassing highly potent chemical templates, and has patent applications pending on the general use of VR1 antagonists for the treatment of medically important types of pain.

Neurogen entered into a collaboration agreement for VR1 research and development with Merck (described below) in December 2003 and received a preclinical milestone payment of $3 million in May 2004.

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

Anxiety and stress are conditions commonly associated with depression. A number of neuropeptide receptors that appear to be involved in stress responses, including receptors for corticotrophin releasing factor -1 ("CRF-1"), exhibit altered characteristics in depressed patients.

Neurogen believes that an orally available drug candidate that blocks the CRF-1 receptor may be efficacious in relieving depression, anxiety and/or stress related disorders. A number of companies are seeking to develop CRF-1 drug candidates. To date, many companies have experienced difficulties in identifying CRF-1 blockers that have drug properties appropriate for commercialization. Neurogen believes this is due to the fact that the scope of known chemical templates that block CRF-1 was relatively narrow.

Neurogen has discovered a number of compounds that block the CRF-1 target and have demonstrated efficacy in animal models of depression and stress. Importantly, the chemical structure of these compounds is significantly outside of the scope of previously known CRF-1 blockers. The Company believes these novel chemical templates may provide an avenue for avoiding many of the development issues of earlier CRF-1 structures investigated in the industry.

In December 2001, Neurogen entered into a collaborative agreement with Aventis to research and develop compounds to modulate CRF-1 receptors. Progress in the Company's research and development collaboration with Aventis resulted in a preclinical milestone payment of $1 million to Neurogen in January 2004. In September 2004, Neurogen announced that, as a result of the recent combination of Sanofi-Synthelabo and Aventis, our collaboration with Aventis would terminate on December 8, 2004, and that Aventis was required to transfer to Neurogen development and commercialization rights to CRF-1 compounds under the agreement. Currently, Neurogen owns all commercial rights to this program.

Obesity/Diabetes Program: MCH1 receptor antagonist

Neurogen is optimizing lead compounds blocking the melanin concentrating hormone receptor-1 ("MCH1"), which is an important mediator of food intake. These receptors are expressed in the hypothalamus, the feeding center of the brain. While obesity is caused by a complex process involving many hormones, neurotransmitters, nerve cells, and genes, recent animal studies suggest that the MCH neurotransmitter is now known to play a key role in controlling eating behavior. In preclinical studies, removing the MCH peptide or receptor gene has resulted in lean animals, while administering MCH caused increased weight gain. The Company is currently optimizing lead drug candidates in this program and further exploring in animal models the potential utility of MCH-1 antagonists. Neurogen owns all commercial rights to its MCH1 receptor antagonist program.

Neurogen Collaborations

Neurogen conducts its research and development independently and, when advantageous, collaborates with pharmaceutical companies during the drug development process to obtain additional resources and to access complementary expertise. The Company's collaboration agreements may provide funding for drug discovery and development programs as well as clinical, manufacturing, marketing, and sales expertise. At the same time, Neurogen has retained certain rights to future royalties or profit sharing for successful drugs resulting from collaborative programs. These strategic alliances balance the Company's exposure to research and development risks inherent in the industry while retaining a share in the success of future products.

A summary of the material terms of agreements that relate to two currently partnered programs follows:

The 2003 Merck Agreement – covers the Company's VR1-based pain management program.

Under the terms of the agreement:
  Merck purchased approximately 1.8 million shares of Neurogen common stock for $15 million.
  Merck paid Neurogen a $15 million license fee.
  Neurogen receives $18.2 million in committed research funding and license maintenance payments for the three-year period ending in December 2006.
  Merck has the option to extend the discovery and research effort for up to an additional two years.
  Neurogen will receive milestone payments if specified development and regulatory objectives are achieved. The Company is eligible to receive milestone payments on all VR1 compounds discovered by either company prior to or during the collaboration. Neurogen is eligible to receive milestone payments on multiple indications.
  Merck received the exclusive worldwide license to develop, manufacture, use, and sell VR1 receptor modulator products developed in the collaboration.
  Merck is required to pay Neurogen royalties based on net sales levels, if any, for such products. Neurogen is eligible to receive royalty payments on all VR1 compounds discovered by either company prior to or during the collaborative research program.

The 1994 Pfizer Agreement – covers the Company's GABA-based sleep disorder program as partnered with Pfizer. This agreement does not pertain to Neurogen's proprietary insomnia program or its lead compound, NG2-73, which was discovered after the conclusion of the research collaboration period of the 1994 Pfizer Agreement. Pfizer retains rights to compounds discovered during the term of the research program, including NGD 96-3, a drug candidate for the treatment of insomnia that Pfizer took into Phase I testing. Neurogen and Pfizer have been in discussions to explore various options to advance NGD 96-3 in further development. While these discussions are continuing, progress has been slow.

Under the terms of the agreement:
  Pfizer purchased approximately 1.1 million shares of Neurogen common stock for approximately $9.9 million.
  Neurogen received funding from 1994 through 2001 for research under this program.
  Neurogen will receive milestone payments if specified development and regulatory objectives are achieved.
  Pfizer received the exclusive worldwide license to develop, manufacture, use, and sell GABA-based sleep disorder products discovered during the research collaboration (the period 1994 through 2001).
  Pfizer is required to pay Neurogen royalties based on net sales levels, if any, for such products.

The Company recognized research and development revenue from its collaboration agreements (including the agreements described above and other prior agreements), of $19.2 million, $6.8 million, and $15.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. During those same time periods, Neurogen incurred research and development costs (excluding stock compensation expense) of $32.1 million, $32.8 million, and $34.1 million, respectively. Thus, during those time periods, overall research and development revenue, as a percentage of total research and development costs (for both partnered and unpartnered programs), was 60 percent, 21 percent, and 46 percent, respectively.

Patents and Proprietary Technology

Neurogen's success depends, in part, on the Company's ability to obtain and enforce patents, maintain trade secrets and operate without infringing the intellectual property rights of third parties. Neurogen files patent applications both in the United States and in foreign countries, as the Company deems appropriate, for protection of products processes, uses, and technology. As of December 31, 2004, Neurogen is the sole assignee of 233 issued United States patents and numerous foreign patents.

The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is considerable uncertainty regarding the breadth of claims allowed in such cases and the degree of protection afforded under such patents. As a result, Neurogen cannot assure investors that patent applications will be successful or that current or future patents will afford the Company protection against competitors. It is possible that Neurogen patents will be successfully challenged or that patents issued to others may preclude the Company from commercializing its products. Litigation to establish the validity of patents, to defend against infringement claims or to assert infringement claims against others can be lengthy and expensive, even if a favorable result is obtained. Moreover, much of the Company's expertise and technology cannot be patented.

Neurogen also relies heavily on trade secrets and confidentiality agreements with collaborators, advisors, employees, consultants, vendors and other service providers. The Company cannot assure investors that these agreements will not be breached or that trade secrets will not otherwise become known or be independently discovered by competitors. Neurogen's business would be adversely affected if competitors were able to learn the Company's secrets or if the Company were unable to protect its intellectual property. Neurogen is not currently party to any contract that would obligate the Company to pay royalties to any third party on any compound in its current portfolio of drug development programs.

Competitive Environment

The biopharmaceutical industry is highly competitive and subject to rapid and substantial technological change. Developments by others may render Neurogen's drug candidates or technologies noncompetitive or obsolete, or the Company may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than Neurogen, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition. In addition, acquisitions of, or investments in, competing development-stage pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources.

Competitors have developed or are in the process of developing products or technologies that are, or in the future may be, the basis for competitive products. The Company's competitors may develop products that are safer, more effective or less costly than any Neurogen products or may be able to complete their development more quickly. Neurogen would be at a significant competitive disadvantage if a competitor developed and successfully commercialized a drug similar to a Neurogen drug candidate ahead of the Company's efforts.

Manufacturing

Neurogen is currently relying, in part, on third-party manufacturers to produce large quantities of development candidate compounds for preclinical development and to produce dosage forms of these candidates to support clinical trials.

Pfizer manufactures or will be responsible for manufacturing drugs for clinical trials that are subject to the 1994 Pfizer Agreement and has the right to manufacture future products under this collaboration, if any, for commercialization.

Merck will be responsible for manufacturing, or having manufactured, drugs for clinical trials that are subject to the Merck Agreement and has the right to manufacture future products under the collaboration, if any, for commercialization.

With respect to compounds not currently subject to collaborations, the Company currently utilizes third-party manufacturers for preclinical development and clinical trials.

Sales and Marketing

Neurogen's strategy is to market any products it develops in the future either directly or through co-promotion arrangements or other licensing arrangements with large pharmaceutical or biotechnology companies. The Company does not expect to establish a direct sales capability for at least the next several years, though it may pursue such a capability in the future. Pfizer has the right to market worldwide future products, if any, resulting from the 1994 Pfizer Agreement. Merck has the right to market worldwide future products, if any, resulting from the Merck Agreement.

Government Regulation

The production and marketing of products Neurogen may develop in the future, as well as research and development activities, are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous federal regulation (Food and Drug Administration or FDA) and, to a lesser extent, state regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of products Neurogen seeks to bring to market. Product development and approval within this regulatory framework will take a number of years and involve the expenditure of substantial resources.

The steps required before a pharmaceutical agent may be marketed in the United States include:

  Preclinical laboratory tests, in vivo preclinical studies and formulation studies,
  The submission to the FDA of an Investigational New Drug Application (" IND") for human clinical testing which must become effective before human clinical trials can commence,
  Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug,
  The submission of a New Drug Application ("NDA") or Product License Application to the FDA, and
  FDA approval of the NDA or Product License Application prior to any commercial sale or shipment of the drug.

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

Clinical trials are typically conducted in three sequential phases, but the Phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects, the drug is typically tested for safety (no significant adverse side effects), absorption, dosage tolerance, metabolism, bio-distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II typically involves studies in a limited patient population to:

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

Employees

As of December 31, 2004, the Company had 170 full-time employees, of which 128 persons were scientists and, of these scientists, 61 had Ph.D.s or other doctoral degrees. None of the employees are covered by collective bargaining agreements, and the Company considers relations with employees to be good. All current scientific personnel have entered into confidentiality and non-solicitation agreements with the Company.

Research and Development Expenses

The Company incurred research and development expenses of $32.1 million, $32.8 million and $34.1 million in 2004, 2003, and 2002, which exclude non-cash stock compensation charges of $0.4 million, $0.3 million and $0.1 million, respectively.

Available Information

The Company's website address is www.neurogen.com. We have included our website address as an inactive textual reference and do not intend it to be an active link to our website. The information that appears on our website is not part of this Form 10-K. Neurogen makes available free of charge through its website all of the Company's filings with the Securities and Exchange Commission ("SEC"), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports. The Company's filings are made available as soon as reasonably practicable after such material is electronically filed with the SEC (website address: www.sec.gov). Copies without exhibits are also available, without charge, from Neurogen Corporation, 35 Northeast Industrial Road, Branford, CT 06405.

ITEM 2. PROPERTIES

The Company conducts its operations in laboratory and administrative facilities on a single site located in Branford, Connecticut. The total facilities under ownership comprise approximately 148,000 square feet, of which 106,000 square feet is in use. Approximately 27,000 square feet has not yet been adapted for the Company's research and development efforts and approximately 15,000 square feet is currently leased to a third party.

In 1995, the Company leased approximately 24,000 square feet of a 39,000 square foot building under a ten-year agreement, which provided an option to purchase the entire facility effective after the fifth year of the original term of the lease. In January 2001, Neurogen acquired the entire facility for $2.4 million. The additional 15,000 square feet are currently leased to third-party tenants.

ITEM 3. LEGAL PROCEEDINGS

The Company has been informed that the Connecticut Department of Environmental Protection (the "DEP") is considering taking action against the Company as a result of incidents where the Company's wastewater monitoring systems indicated that the wastewater pH limits of the Company's wastewater discharge permit had been exceeded. However, no formal communication has been received from the DEP as of the date of this filing. The actions the DEP could take include, but are not limited to, fines, penalties, remedial action and future additional monitoring activities. At this time, the Company does not have enough information to enable it to estimate the cost, if any, of the DEP's actions and, accordingly, no amounts have been recorded in the accompanying financial statements for this matter. The Company is not aware of any negative environmental impacts resulting from these incidents but continues to upgrade its wastewater neutralization systems in an effort to prevent further incidents of this kind.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

CAUTIONARY STATEMENT FOR PURPOSES OF THE
"SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

Except for historical matters, the matters discussed in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or any rules, regulations or releases of the Securities and Exchange Commission with respect thereto. Forward-looking statements in this Form 10-K include, but are not limited to, statements in Item 1 under the caption "Neurogen's Business Strategy" and "Business – Neurogen Drug Programs" with respect to the Company's various product development programs and statements in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" with respect to the sufficiency of the Company's cash balance to fund planned operations. In addition, the Company may from time to time make forward-looking statements in the future.

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

  Vigorous competition within the Company's anticipated product markets, including without limitation competition from fully integrated pharmaceutical companies, specialty biotechnology companies and platform technology companies, many or all of which may have substantially greater capabilities, experience and resources than the Company.
  Risk that competitors will succeed in developing technologies (including drug discovery techniques) and products that are more effective than those of the Company or that are commercialized prior to similar technologies or products of the Company.
  Risks deriving from in-licensing of drug candidates, acquisitions, or business combinations could adversely affect the Company's business operations or stakeholders. Such strategic business initiatives could result in: the issuance of equity securities that would dilute stockholders' percentage ownership; the incurrence of substantial debt that could strain the Company's ability to operate; the expenditure of substantial operational, financial, and management resources in integrating new businesses, technologies, and products; the assumption of substantial actual or contingent liabilities; or a business combination transaction featuring terms that stockholders might not deem desirable. Neurogen is not in a position to predict what, if any, collaborations, alliances, or transactions may result or how, when or if they will have a material effect on the Company or the Company's operations.
  Neurogen's dependence on decision-making and performance of its corporate partners with respect to research and development funding, preclinical evaluation of drug candidates, human clinical trials of drug candidates, regulatory filings and manufacturing and marketing expertise with respect to most of its most advanced compounds.
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
  Risks associated with the fact that a majority of Neurogen's common stock is held by a limited number of stockholders including, but not limited to, limitations or fluctuations in the trading volume of Neurogen's common stock and fluctuations in market price of Neurogen's common stock resulting from the sales by existing stockholders of a large number of shares in the market, or the perception that such sales could occur.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Neurogen is traded on the NASDAQ Stock Market under the symbol NRGN. As of March 1, 2005, there were approximately 202 holders of record of the Company's common stock. No dividends have been paid on the common stock to date, and the Company currently intends to retain any earnings for further development of the Company's business.

The following table sets forth the high and low sales prices for the common stock as reported by NASDAQ.

	HIGH	LOW

FISCAL 2004:
First Quarter	$10.08	$6.58
Second Quarter	11.43	6.90
Third Quarter	7.74	6.05
Fourth Quarter	10.10	6.19

FISCAL 2003:
First Quarter	$4.28	$3.36
Second Quarter	6.30	3.36
Third Quarter	7.70	4.40
Fourth Quarter	11.91	5.29

Greater than 50% of Neurogen's common stock is currently held by a limited number of stockholders, each of whom owns greater than 5% of common stock outstanding. This may have the effect of limiting the trading volume and liquidity of the stock.

Equity Compensation Plan Information

The following table sets forth, for the Company's equity compensation plans, the number of outstanding options granted under such plans, the weighted-average exercise price of outstanding options, and the number of shares that remain available for issuance under such plans, as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,958,363	$15.18	1,281,308

Equity compensation plans not approved by security holders	19,500	33.38	-

Total	5,977,863	$15.24	1,281,308

Equity Offering

On April 19, 2004, after receiving stockholder approval, the Company issued and sold 14,285,760 shares of its Common Stock, in aggregate, to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family (collectively, "the Investors"), at a price of $7.00 per share for a total cash consideration of $100.0 million (before transaction costs), pursuant to a Securities Purchase Agreement dated as of March 19, 2004. The principal reason for the private placement was to provide the Company with additional capital in order to more fully capitalize on its ability to discover and advance new drug candidates in important areas of unmet medical need. The shares issued were exempt from registration based on the exemptions afforded private placements under the Securities Act of 1933 and the investors' representation that they qualify as qualified institutional investors or accredited investors. The investors are entitled to registration rights provided in the Securities Purchase Agreement. On May 19, 2004, the Company filed with the SEC a registration statement on Form S-3 to enable the resale of the shares by the Investors from time to time through the Nasdaq Stock Market or in privately negotiated transactions. The registration statement became effective on November 16, 2004.

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31 (in thousands, except per share data)

	2004	2003	2002	2001	2000

Total operating revenues	$19,180	$6,788	$15,725	$11,514	$20,413
Total operating expenses	$40,394	$39,697	$41,382	$42,577	$40,858
Net loss	$(18,593)	$(31,576)	$(23,692)	$ (25,362)	$(15,471)
Net loss per share-basic and diluted	$(0.63)	$(1.78)	$(1.35)	$(1.45)	$(0.94)
Total assets	$183,823	$95,369	$115,779	$145,956	$142,588
Long-term debt	$11,864	$13,278	$19,650	$21,029	$1,912
Stockholders' equity	$150,722	$53,439	$83,297	$105,383	$126,120
Weighted average number of shares outstanding-basic and diluted	29,703	17,711	17,614	17,441	16,490

The increase in stockholders' equity and weighted average number of shares outstanding reflects equity transactions discussed in the "Equity Offering" section under Item 5 above and in the "Liquidity and Capital Resources" section under Item 7 below.

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

Collaborative research agreements have been and are expected to continue to be an important source of funding for the Company. In addition, such arrangements not only drive current revenue (through the recognition of upfront and subsequent license fees, research funding and potential milestone payments over the respective contract periods) but, over the longer term also, potential future product revenues in the form of royalties if the agreements result in successful drug development and commercialization. The initiation, expiration and specific terms of such agreements have contributed to, and will continue to cause, significant fluctuations in the Company's recognized revenues and losses. While the Company expects that partnerships will continue to be an important component of its financing and development strategy, it believes that the private placement concluded in April 2004 (described below) gives it the flexibility to take selected drug programs further into the development process (than it has historically done) before partnering.

In January 2004, Neurogen received $30.0 million from Merck Sharp & Dohme Limited ("Merck"), including $15.0 million in up-front license fees and another $15.0 million for the purchase of 1,783,252 shares of newly issued Neurogen common stock pursuant to a collaboration agreement (the "Merck Agreement") entered into in December 2003 to discover and develop next-generation drugs targeting the vanilloid receptor ("VR1") for the treatment of pain. Merck is obligated to provide Neurogen with research funding and license payments totaling $18.2 million during the initial three-year term of the contract (subject to Merck's right of termination in the third year). Should Merck exercise its right to extend the collaborative research program for up to two additional years, Neurogen may also receive further payments of between $2.8 million and $4.2 million per year. In addition, Neurogen will be eligible to receive research, development, and approval milestone payments of up to $118.0 million for the successful commercialization of a collaboration drug for a single therapeutic indication. If the collaboration results in the successful commercialization of drugs, Merck will also pay to Neurogen royalties on the sale of such products. In April 2004, the Company achieved a preclinical milestone in the collaboration which triggered a $3.0 million payment from Merck. In December 2004, on the first anniversary of the Merck Agreement, the Company received a $2.5 million license payment.

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

In September 2004 Neurogen was notified by Aventis Pharmaceuticals, Inc. ("Aventis") that, as a result of the recent combination of Sanofi-Synthelabo and Aventis, the Company's collaboration with Aventis relating to corticotrophin releasing factor ("CRF")-based drugs ("the Aventis Agreement" described below) would terminate on December 8, 2004. In accordance with the terms of the Aventis Agreement, Aventis was required to transfer to Neurogen all development and commercialization rights to CRF-1 compounds subject to the collaboration.

Drug discovery and development activities, excluding stock compensation charges, have accounted for between 82% and 85% of total expenses over the last three years. During 2003 and 2004, the Company incurred significant expenses in conducting Phase IIa exploratory clinical trials in asthma and rheumatoid arthritis for NGD 2000-1, an oral C5a antagonist. While the compound demonstrated a potential therapeutic benefit in rheumatoid arthritis at the highest dose tested (100 mg twice per day), the Company discontinued the development of NGD 2000-1, due to the potential for adverse drug-drug interactions at high doses. Currently, Neurogen is continuing its discovery efforts in its C5a inflammation program, with the goal of bringing forward other candidates with less potential for drug-drug interactions.

In December 2004, Neurogen commenced Phase 1 human testing of the Company's leading proprietary drug candidate for insomnia, NG2-73. The Phase 1 clinical trial is a randomized, double-blind, placebo-controlled evaluation in healthy volunteers of the safety and pharmokinetics of single rising oral doses of NG2-73, which selectively modulates receptors of the gamma aminobutyric ("GABA") neurotransmitter system.

The Company has been informed that the Connecticut Department of Environmental Protection (the "DEP") is considering taking action against the Company as a result of incidents where the Company's wastewater monitoring systems indicated that the wastewater pH limits of the Company's wastewater discharge permit had been exceeded. However, no formal communication has been received from the DEP as of the date of this filing. The actions the DEP could take include, but are not limited to, fines, penalties, remedial action and future additional monitoring activities. At this time, the Company does not have enough information to enable it to estimate the cost, if any, of the DEP's actions and, accordingly, no amounts have been recorded in the accompanying financial statements for this matter. The Company is not aware of any negative environmental impacts resulting from these incidents but continues to upgrade its wastewater neutralization systems in an effort to prevent further incidents of this kind.

CRITICAL ACCOUNTING POLICIES

The preparation of Neurogen's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions and exercise judgment, which affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates and exercises judgment in the valuation of marketable securities and investments, evaluation of investments and other assets for other-than-temporary impairment, revenue recognition, collaboration costs, income taxes, accruals and stock compensation. Actual amounts and outcome could differ from those estimates.

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

Neurogen applied the guidance in EITF Issue No. 00-21 in evaluating the proper accounting for the Merck Agreement, which became effective in late December 2003. The Company identified the initial license transfer and the research and development services as the deliverables under the Merck Agreement and concluded that they should be accounted for as a single unit of accounting based on the determination that these deliverables were linked and on a combined basis (but not individually) had standalone value. Neurogen also determined that the achievement of specific milestones for which it was eligible for milestone payments represents a separate earnings process. The Company believes that each of these milestones, such as the identification of a preclinical candidate or the acceptance of an NDA filing, is well-defined, substantive, measurable and reasonable relative to risk and effort. Accordingly, Neurogen concluded that such payments should be recognized as revenue when the milestone is achieved.

On the basis of the evaluation discussed above and consistent with the provisions of EITF Issue No. 00-21 and SAB 101, as amended by SAB 104, the Company recognized, and will recognize, revenue from the upfront license payment ratably over the potential five-year term of the research program under the Merck Agreement, subsequent annual license maintenance payments ratably over the remaining duration of the research program, and research funding as incurred (with the expectation that the research funding revenue will approximate straight-line revenue over the term of the contract). Milestone payments will be recognized as earned, provided payment is reasonably assured.

The Company has recognized revenue from the Aventis Agreement, entered into in December 2001, in accordance with the guidance in SAB 101. An initial license fee of $10.0 million received in December 2001 was recognized ratably over the then-expected performance period of five years (which covered the initial term of three years and possible extensions of up to another two years). In September 2004, as a result of the recent combination of Aventis with Sanofi-Synthelabo, Aventis informed the Company that the collaboration would terminate in December 2004. As the termination was effective December 8, 2004, the Company made an adjustment in September 2004 to the period over which the initial license fee payment was being recognized, such that all revenues would be recognized by December 2004. Consistent with the guidance in Accounting Principles Board ("APB") Opinion 20 that related to a change in accounting estimate, the remaining unearned license revenue as of the end of August 2004 was recognized ratably over the period from September to December 2004.

Research and Development Costs

All research and development costs, which primarily include scientific salaries and benefits, laboratory supplies, external research studies, patent expenses, compound formulation and manufacturing and overhead facilities expenses, are expensed as incurred.

Stock-Based Compensation

The Company accounts for grants of stock options and restricted stock utilizing the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the options when the option grants have an exercise price equal to the fair market value at the date of grant. The Company primarily grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company has also issued restricted stock to key executives and records an expense over the vesting periods. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by Statement of Financial Accounting Standards SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The issuance of SFAS No. 123R will significantly change the way the Company accounts for grants of stock options. This new pronouncement and its potential impact are discussed in the section titled "Recently Issued Accounting Pronouncements."

The Company occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and, accordingly, recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period. The fair value of each award is estimated using the Black-Scholes model (the assumptions used are described in Note 7 to the consolidated financial statements).

Marketable Securities

Marketable securities at each of December 31, 2004 and December 31, 2003 consisted of U.S. Treasury obligations, direct obligations of U.S. Government agencies and investment-grade asset-backed and corporate debt securities with maturities ranging from one month to approximately five years. The Company has classified all marketable securities as current under ARB 43 paragraph 4. Such guidance indicates that a current classification is appropriate for resources such as marketable securities representing the investment of cash available for current operations.

The fair value of these securities is subject to volatility and change. The Company considers its investment portfolio to be available-for-sale securities as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities. "Available for sale securities are carried at fair value with the unrealized gains and losses reported as other comprehensive income. Realized gains and losses have been determined by the specific identification method and are included in investment income. Classifications of the Company's marketable securities as other than available-for-sale pursuant to SFAS No. 115 would possibly result in material impacts to the valuation of the securities and investment income.

Neurogen periodically reviews its marketable securities portfolio for potential other-than-temporary impairment and recoverability. Gross unrealized losses for all of the Company's investments in an unrealized loss position totaled $0.9 million (on aggregate fair value of $109 million) as of December 31, 2004, and none of the investments held was in a continuous loss position for twelve months or more. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality. In some cases, changes in sector spreads might have contributed to some of the declines. Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Income Taxes

The liability method of SFAS No. 109, "Accounting for Income Taxes," is used to account for income taxes. Deferred tax assets and liabilities are determined based on net operating loss carryforwards, research and development credit carryforwards, and differences between financial reporting and income tax bases of assets and liabilities. Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets would be recorded as an income tax benefit in the Statement of Operations or a charge to Additional Paid-In Capital.

Long-lived Assets

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the financial accounting and reporting for impairment or disposal of long-lived assets. This statement provides that (a) an impairment loss should only be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) the measurement of impairment loss should be based on the difference between the carrying amount and the fair value of the asset. It also provides that a long-lived asset (or asset group) should be tested for recoverability whenever events or changes in circumstances indicate that potential impairment has occurred. In addition, it provides for the use of probability-weighted cash flow estimates in the recoverability test. The Company performs an annual review for possible impairment indicators and, if any are noted, would then perform a more substantive review for potential impairment of the relevant long-lived asset (or asset group).

RESULTS OF OPERATIONS

Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future collaborative research agreements, the progress of the Company's partnered and unpartnered research and development projects, the size of the Company's staff and the level of preclinical and clinical development spending on drug candidates in unpartnered programs. Neurogen believes its research and development costs may increase significantly over the next several years as its drug development programs progress. In addition, general and administrative expenses would be expected to increase to support any expanded research and development activities.

Years Ended December 31, 2004, 2003 and 2002

Operating revenues for 2004 were $19.2 million as compared to $6.8 million in 2003. The $12.4 million increase was primarily due to revenue generated in 2004 from the Merck Agreement, which consisted of $3.0 million in license fees, $4.2 million in research funding, and $3.0 million for the achievement of a preclinical milestone, as compared to the recognition in 2003 of less than $0.1 million in revenue from the collaboration. Revenues from the Aventis Agreement increased in 2004 by $2.2 million, as license fees increased by $3.9 million (over the $2.0 million recognized in 2003), due primarily to accelerated recognition of all remaining previously deferred license revenue upon the termination of the Aventis Agreement, as described above. This increase was partially offset by a $0.7 million decrease in research funding revenues (to $3.1 million in 2004) and the absence of milestone revenue (which was $1.0 million in 2003).

The Company's fiscal 2003 operating revenues decreased 57% to $6.8 million from 2002 operating revenues of $15.7 million. The revenue decrease was due primarily to the completion in 2002 of the Company's 1999 Technology Transfer Agreement with Pfizer Inc. ("Pfizer") (described below). License fees decreased from $11.4 million in 2002 to $2.0 million in 2003 due to the recognition in 2002 of the final $9.4 million in license fees earned pursuant to the Pfizer Technology Transfer Agreement. The Company recognized $2.0 million in license fees from Aventis as part of the Aventis Agreement in both 2003 and 2002. Research revenues increased by 11% to $4.8 million in 2003 (from $4.3 million in 2002), due to the recognition of a $1.0 million milestone payment from Aventis upon the successful nomination of a development candidate, offset in part by a $0.5 million decrease in Aventis research funding.

Research and development expenses for fiscal 2004 of $32.1 million, excluding non-cash stock compensation charges, were flat compared to $32.8 million in 2003. Increases in 2004 of $0.8 million in research supplies, $0.3 million in outsourced drug development costs, $0.2 million in patent expense, and $0.2 million in recruiting and relocation expenses were offset by a $2.2 million decrease in clinical expenses due to the completion of the Company's exploratory Phase IIa clinical trials (for both asthma and rheumatoid arthritis indications) in its C5a program. Costs incurred for the NG2-73 clinical trial for insomnia that commenced in December 2004 were approximately $0.1 million. The $0.3 million increase in outsourced drug development expenses in 2004 was caused by increases in research studies and formulation expenses (related to the insomnia program), offsetting decreases in chemical manufacturing costs (related to the VR1 program as these expenses are now borne by Merck). The annual average level of research and development staffing in 2004 was approximately the same as for 2003. The 2004 year-end research and development staff level was about 7% higher than at December 31, 2003.

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

The Company expenses all research and development costs as incurred. While the Company maintains a system to record the level of staff time spent on each of its research and development projects, it does not maintain a historical cost accounting system with sufficient accuracy to reliably estimate its research and development costs on a specific project-by-project basis. A significant portion of the Company's research and development expenses (such as laboratory supplies, travel, information systems and services and facilities costs) benefit multiple projects and are not individually tracked to a specific project. Further, the Company's staff timekeeping system does not account for differences in compensation costs between lower level technicians and more senior scientists.

In 2004, general and administrative expenses, excluding non-cash stock compensation charges, increased by 23% to $7.3 million as compared to $5.9 million in 2003. The $1.4 million increase was due to a $0.7 million increase in audit and consultant fees primarily related to Sarbanes-Oxley Act compliance, as well as increases in salary and benefits expense of $0.3 million, other general legal and administrative expenses (including travel, training and general legal expense) of $0.2 million, and fees paid to the Board of Directors of $0.2 million. Headcount during 2004 remained at levels comparable to the 2003 headcount.

General and administrative expenses, excluding non-cash stock compensation charges, decreased by 12% to $5.9 million in 2003 as compared to $6.7 million in 2002. The decrease is primarily due to $0.3 million lower legal expenses in 2003 (as the Company incurred higher legal expenses in 2002 in connection with the filing of a shelf registration), $0.1 million lower salaries and benefits (due to an 18% reduction in average headcount compared to the prior year), and $0.2 million lower investor relations expenses, offset by a $0.2 million increase in insurance costs.

Total stock compensation expenses were $1.0 million in 2004 and 2003 compared to $0.6 million in 2002. Since the Company accounts for employee stock options using the intrinsic method, and the Company generally grants stock options with exercise prices equal to the fair market value, the granting of employee options normally does not result in any compensation expense being recognized for those awards. The stock compensation expenses that were recognized in 2004, 2003 and 2002 consisted of restricted stock awards granted to employees, certain variable option grants awarded to several officers in 1997 (which were expensed over the vesting period that ended December 31, 2004, and the expense amounts were marked to market at each reporting date), and certain grants to consultants.

Other income was $2.3 million in 2004 compared to $1.0 million in 2003 and $1.7 million in 2002. The increase in 2004 was primarily due to an increase in interest income arising from the proceeds of up-front payments received under the Merck Agreement and stock sold in the April 2004 private placement referred to in the "Overview" section above. The decrease in 2003 (from 2002) was due to reduced investment income caused by a decline in average cash and marketable securities and lower overall returns on invested funds. Interest expense decreased by approximately $0.2 million during the periods ended December 31, 2003 and 2004, due to lower outstanding loan balances.

For each of the years ended December 31, 2004, 2003 and 2002, the Company recognized Connecticut income tax benefits of $0.3 million. The Company recorded total income tax benefits of $0.3 million, $0.3 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, a portion of which in 2002 related to employee stock options and was recorded to Additional Paid-In Capital. All of the 2004 and 2003, and $0.3 million of the 2002 benefits, were the result of Connecticut legislation which allowed the Company to obtain cash refunds from the State of Connecticut for a portion of research and development tax credits in exchange for foregoing the carryforward of these credits into future tax years.

The Company recognized a net loss of $18.6 million for the year ended December 31, 2004, $31.6 million for the year ended December 31, 2003, and $23.7 million for the year ended December 31, 2002. The decrease in the 2004 net loss was primarily due to a $12.4 million increase in operating revenues. The increase in the 2003 net loss from the 2002 level was primarily due to the $8.9 million decrease in operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At December 31, 2004 and 2003, cash, cash equivalents and marketable securities in the aggregate were $151.8 million and $45.9 million, respectively. At December 31, 2004, $84.0 million of the marketable securities had maturities beyond one year. However, the Company can and may liquidate such investments prior to maturity to meet its strategic and/or investment objectives. All of the Company's marketable securities are classified as available-for-sale as defined in SFAS 115.

The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of the factors described below. The Company's cash and other short-term investment levels increased during 2004 due to the receipt in January of $30.0 million from Merck, including $15.0 million for the purchase of 1,783,252 shares of Neurogen common stock and another $15.0 million as upfront license fees pursuant to the Merck Agreement, and the receipt of $100 million (before closing costs of $0.8 million) for the sale of 14,285,760 newly issued shares of Neurogen common stock to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family in a private placement transaction. The Company plans to use the proceeds from the April private placement to selectively advance drug research and development programs internally to more advanced stages than it has historically done before considering partnership arrangements. Neurogen believes this may allow the Company to retain a greater portion of commercial rights, potentially establish more valuable partnerships, and retain greater control over the drug development process. The Company also intends to use the proceeds to more fully exploit the capabilities of its drug discovery platform and to enhance its capacity to pursue new drug targets, as well as fund general and corporate overhead. The 2004 ending level of cash and marketable securities also reflected receipts from Merck of $5.3 million in research funding, a $3.0 million milestone payment, and a $2.5 million anniversary license payment, and receipts from Aventis of $3.9 million in research funding and a $1.0 million milestone payment, and cash receipts of $1.6 million from stock option exercises.

Debt Arrangements

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. ("CII"). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years, bearing various interest rates which approximated 3.6% to 7.5% from 1999 through December 2004. Of these amounts borrowed, $9.0 million and $4.3 million remained outstanding as of December 31, 2004 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.4 million in principal payments is due and payable in each of the next five years. Thereafter, the remaining aggregate balance of approximately $6.0 million is payable in regular installments until the scheduled maturity dates, including a balloon payment of $1.0 million on the mortgage loan with Webster Bank upon maturity in December 2011. As of December 31, 2004, Neurogen does not have any significant lease or capital expenditure commitments.

Under the original terms of the Webster Bank facility agreement, the Company was required to comply with certain covenants, including a requirement that the Company maintain at least $25.0 million in cash and marketable securities, and a separate covenant that the ratio of the outstanding loan balance less any cash collateral to the appraised value of the real property ("loan to value" ratio) not exceed 72%. The loan to value ratio was amended to 85% in the third quarter of 2003 concurrent with the Company paying down the loan by an additional $3.4 million over previously scheduled payments. In January 2004, the Company was notified by Webster Bank that an appraisal received by the Bank suggested that the value of the property has declined. In March 2004, the Company paid down the balance of the principal by another $1.6 million, in exchange for amending the loan agreement to remove the loan to value covenant mentioned above.

Following notification from Webster Bank of the lower appraised value of its property, the Company reviewed the carrying value of its buildings and improvements for possible impairment and recoverability pursuant to SFAS 144, "Accounting for the Impairment of Long-Lived Assets." Based on the Company's estimated future cash flows for the remaining useful lives of the building and improvements, the Company concluded that the carrying value of the assets was recoverable as defined by SFAS 144. Therefore, the Company determined that it was unnecessary to record an impairment loss or adjust the carrying value of the Company's building and improvements.

Evaluation of Investments for Other-Than-Temporary Impairment

In accordance with EITF Issue No. 03-1, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments" (described below), the Company reviewed its marketable securities portfolio, which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, and investment-grade asset-backed securities and corporate debt obligations, for potential other-than-temporary impairment. Gross unrealized losses related to the Company's investments totaled $0.9 million (on aggregate fair value of $109 million for all investments in unrealized loss positions) as of December 31, 2004, and none of the investments held was in a continuous loss position for twelve months or more. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality. In some cases, movements in sector spreads might have contributed to some of the declines. Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

In arriving at the conclusions described above, the Company also considered the nature of the investments (U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed and corporate debt securities), current credit ratings and any movements in credit ratings, and maturity dates.

Financing Activities

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

The Company may from time to time, as warranted by its operating and strategic requirements, augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. The Company filed an S-3 registration statement that became effective in February 2003, under which the Company may issue debt, common or preferred stock or warrants of up to $75.0 million in total financing. To date, the Company has issued $15.0 million in common stock pursuant to this S-3 registration statement. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

In May 2004 the Company filed with the SEC a registration statement on Form S-3 to enable the resale of 14,285,760 shares of newly issued shares of Neurogen common stock acquired in a private placement transaction by Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family. The registration statement became effective in November 2004.

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

To the extent that drug candidates progress in the Company's currently unpartnered programs, such as its proprietary insomnia program, its program for the treatment of depression and anxiety, its program to treat obesity, or earlier stage programs, such progress could lead to the opportunity to partner on terms which provide capital, revenues and cash flows to the Company or the opportunity to raise capital through equity offerings. If unpartnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all.

To the extent that drug candidates progress in the Company's partnered programs, such as the Company's VR1 program partnered with Merck, such progress could result in milestone payments and additional research and development funding to the Company under the respective collaboration agreements. Such progress could also provide the opportunity to raise capital through equity offerings. If partnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all. The Company does not have control over the progress of partnered programs.

Lack of progress, scheduling delays or failures in any of the Company's major programs could significantly reduce the Company's levels of revenues, cash flows and cash available to fund its business. These factors could also significantly increase the Company's cost of capital and limit its ability to raise equity capital. All of the Company's compounds in development, whether in human clinical trials or not, will require significant additional research, development and testing before they can be commercialized. Furthermore, the scope, magnitude and timing of future research and development expenses, as well as anticipated project completion dates, are a series of steps, ranging from preclinical testing to clinical studies in humans. Each step in the process is typically more expensive than the previous step, but actual timing and cost for completion depends on the specific progress of each product being tested.

While the Company cannot accurately predict the time required or the cost involved in commercializing any one of its candidates, new drug development typically takes many years and tens or hundreds of millions of dollars. In addition, developing new drugs is an extremely uncertain process where most candidates fail and uncertain developments such as clinical or regulatory delays, side effects, undesirable drug properties or ineffectiveness of a drug candidate would slow or prevent the development of a product. If Neurogen or its partners are unable to commercialize one or more of our drug products, the Company may never achieve product revenues and may eventually be unable to continue operations. This result would cause its stockholders to lose all or a substantial portion of their investment.

Neurogen anticipates that its current cash balance, as supplemented by research funding and annual license payments pursuant to its collaborative research agreement with Merck, will be sufficient to fund its current and planned operations through the end of 2007. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to: the progress of the Company's research and development programs; the timing and results of preclinical testing and clinical studies; the timing of regulatory approvals; technological advances; determinations as to the commercial potential of its proposed products; the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. Many of these factors could significantly increase the Company's expenses and use of cash.

Tax Benefits

As of December 31, 2004, the Company had approximately $153.5 million and $9.5 million of net operating loss and research and development credit carryforwards, respectively, available for federal income tax purposes, which are scheduled to expire in the years 2005 through 2024. The Company also had approximately $116.7 million of Connecticut State tax net operating loss carryforwards, which are scheduled to expire in the years 2020 through 2024, $0.2 million of Connecticut State incremental research and development credit carryforward that is scheduled to expire in 2014, and $5.3 million of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period. The Company applied to exchange 2001, 2002 and 2003 Connecticut research and development credits for cash proceeds under Connecticut tax law provisions effective at that time (as mentioned above), resulting in a receivable of $0.3 million from the State of Connecticut as of December 31, 2004 and the receipt of $0.3 million in 2003 relating to the exchange of the 2002 and 2001 research and development credits. Due to "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods. Due partly to the changes in ownership that occurred during 2004, including those resulting from the $100.0 million private placement and the Merck transaction and changes in the ownership levels of other large stockholders, the Company believes it may be approaching or may have reached the level of ownership changes that will result in the Company being subject to an annual limitation.

Contractual Obligations

The following table sets forth a summary of the Company's commitments as of December 31, 2004 (in thousands):

Payment Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term Debt	$ 17,030	$ 2,137	$ 4,102	$ 3,873	$ 6,918
Operating Lease Obligations	$ 95	$ 25	$ 51	$ 19	-

Total	$ 17,125	$ 2,162	$ 4,153	$ 3,892	$ 6,918

The above amounts include future interest payments. The portion of the interest payments related to the Company's mortgage loan agreement (which carries a floating interest rate) was estimated based on the applicable interest rate as of December 2004.

The Company has no off-balance sheet arrangements.

COLLABORATIVE RESEARCH AGREEMENTS

Merck
In December 2003, Neurogen entered into a collaboration agreement with Merck to research, develop, and commercialize small molecule medicines which work by targeting the vanilloid receptor ("VR1"), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Merck Agreement, the Company received a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15.0 million. Merck has agreed, among other things, to fund a specified level of discovery and research resources for three years and to pay additional license fees (aggregating $7.0 million) on the first three anniversary dates of the collaboration. Merck has the option to extend the discovery and research effort for up to an additional two years or to terminate the agreement after December 2005 and transfer certain rights to the collaborative program to Neurogen. As of December 31, 2004, the Company has received $5.3 million of research funding from Merck. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. In April 2004, Neurogen and Merck achieved a preclinical milestone that triggered a payment to Neurogen and the recording of revenue in the amount of $3.0 million. The cash was received in May 2004. Also under the Merck Agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products. In December 2004, the Company received a $2.5 million license payment on the first anniversary of the collaboration.

Aventis
In December 2001, Neurogen entered into a collaboration and license agreement with Aventis, pursuant to which Aventis made an initial payment of $10.0 million and agreed, among other things, to fund a specified level of Neurogen resources for three years for the discovery and research of CRF-1 receptor-based drugs for a broad range of indications, including depression and anxiety disorders. As of December 31, 2004, the Company had received an aggregate of $11.3 million of research funding from Aventis since the commencement of the collaboration. Also, in December 2003, Neurogen and Aventis achieved a preclinical milestone that triggered a payment of $1.0 million to Neurogen, which was received in January 2004. On September 9, 2004, Aventis informed Neurogen that, as a result of the recent combination of Sanofi-Synthelabo and Aventis, the Company's collaboration with Aventis relating to CRF-based drugs would terminate on December 8, 2004. As required by the Aventis Agreement, Aventis transferred to Neurogen development and commercialization rights to CRF-1 compounds developed under the agreement and funded Neurogen's resources working on the program until the effective date of termination. The termination resulted in the accelerated recognition of $3.9 million in previously deferred license revenue in 2004. Neurogen now owns all commercial rights to the CRF-1 program.

Pfizer
In June 1999, Neurogen and Pfizer entered into the Pfizer Technology Transfer Agreement. Under the terms of this agreement, Pfizer agreed to pay Neurogen up to a total of $27.0 million over a three year period for the licensing and transfer to Pfizer of certain of Neurogen's AIDD™ technologies for the discovery of new drugs, along with the installation of an AIDD™ system. Additional payments were also possible upon Pfizer's successful utilization of this technology. Pfizer received a non-exclusive license to certain AIDD™ intellectual property and the right to employ this technology in its own drug discovery programs. As of December 31, 2004, Pfizer had provided $29.0 million pursuant to the Pfizer Technology Transfer Agreement, which terminated on schedule in June 2002, and, therefore, no additional fees were received in 2003 or 2004. Total fees include a $2.0 million one-time payment in December 2002 to satisfy all obligations from Pfizer's use of the AIDD™ technology.

In 1994, Neurogen and Pfizer entered into a collaborative research agreement pursuant to which Pfizer made a $9.9 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended to December 2001) for Neurogen's research program for the development of GABA-based drugs for the treatment of sleep disorders. In return, Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based sleep disorder products developed in the joint research program under the collaboration. Pfizer and Neurogen have completed their assessment of data from Phase I human clinical studies conducted to date with a lead candidate from the collaboration, NGD 96-3, which entered clinical studies in 2002. Neurogen believes Pfizer is not actively developing the compound, and the companies are currently continuing discussions to explore various options to potentially advance the clinical development of NGD 96-3. Pfizer has the right to determine when to advance compounds in the clinical process, and the Company will receive milestone payments if specified development and regulatory objectives are achieved. In addition, Pfizer is required to pay the Company royalties based on net sales levels, if any, for such products. Neurogen did not receive any revenue related to the collaboration in 2003 and 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The Company is evaluating the requirements of the pronouncement and expects that the adoption of SFAS 123R will have a material impact on its results of operations and loss per share. The Company is currently reviewing the method of adoption, including the transition method, valuation methods and support for the assumptions that underlie the valuation of the awards.

In July 2004 the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF Issue No. 02-14 discusses issues pertaining to investors who have the ability to exercise significant influence over the operating and financial policies of an investee and indicated that this type of investor should apply the equity method of accounting only when it has an investment in common stock and/or an investment that is in-substance common stock. EITF Issue No. 02-14 defines in-substance common stock and provides related guidance. EITF Issue No. 02-14 became effective for reporting periods after September 15, 2004. The Company does not have investments in common stock or investments that could be considered in-substance common stock and, therefore, the adoption of EITF Issue No. 02-14 had no material impact on the Company's operating results or financial position.

In November 2003 the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments" ("EITF Issue No. 03-1"). EITF Issue No. 03-1 provides new guidance for evaluating and recording impairment losses on debt and equity investments and new disclosure requirements related to those investments. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance included in EITF Issue No. 03-1 until such time that more definitive implementation guidance is issued with respect to debt securities that are impaired solely because of changes in interest rates and/or sector spreads. Also, the disclosure requirements of EITF Issue No. 03-1 remain effective for annual reports for fiscal years ending after December 15, 2003. In addition, other existing guidance related to reviewing investments for potential other-than-temporary impairments, such as that provided in SFAS No.115, remains effective as of December 31, 2004 and was applied by the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company's investment portfolio includes investment grade debt instruments. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Increasing interest rates have led to a decline in market values of fixed-rate investments held as of December 31, 2004. The Company considers such impairment as temporary because of its ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

	Fair value of investments with expected maturities in the following years (in thousands):

	2005	2006	2007	2008	2009	Total

Fixed Rate Investments	$27,922	$35,530	$26,774	$14,691	$6,983	$111,900

Weighted Average Interest	3.7%	3.5%	3.5%	4.1%	4.0%	3.6%

In addition to the investments shown above, the Company also holds several securities that bear variable interest rates, the fair value of which are not sensitive to changes in interest rates. Also, weighted average interest rates shown above were calculated based upon the par value of the underlying investments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

NEUROGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31	December 31
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$ 14,831	$ 9,391
Marketable securities	136,954	36,518
Receivables from corporate partners	286	16,962
Other current assets	2,524	1,976

Total current assets	154,595	64,847

Property, plant and equipment:
Land, building and improvements	31,300	31,263
Equipment and furniture	16,717	15,991
Construction in progress	-	109

	48,017	47,363
Less accumulated depreciation and amortization	19,109	17,218

Net property, plant and equipment	28,908	30,145

Other assets	320	377

Total assets	$ 183,823	$ 95,369

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 4,303	$ 4,820
Unearned revenue from corporate partners, current portion	4,675	5,000
Current portion of loans payable	1,414	2,972

Total current liabilities	10,392	12,792

Unearned revenue from corporate partners, net of current portion	10,845	15,860
Loans payable, net of current portion	11,864	13,278

Total liabilities	33,101	41,930

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $.025 per share
Authorized 50,000 shares; issued and outstanding 34,493 and 18,095
shares at December 31, 2004 and 2003, respectively	862	452
Additional paid-in capital	293,527	177,505
Accumulated deficit	(141,546)	(122,953)
Deferred compensation	(1,260)	(1,986)
Accumulated other comprehensive (loss) income	(861)	421

Total stockholders' equity	150,722	53,439

Total liabilities and stockholders' equity	$ 183,823	$ 95,369

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31

	2004	2003	2002

	(In thousands, except per share data)

Operating revenues:
License fees	$ 8,890	$ 2,025	$ 11,449
Research and development	10,290	4,763	4,276

Total operating revenues	19,180	6,788	15,725

Operating expenses:
Research and development:
Stock compensation	371	348	51
Other research and development	32,127	32,810	34,093

Total research and development	32,498	33,158	34,144

General and administrative:
Stock compensation	627	642	564
Other general and administrative	7,269	5,897	6,674

Total general and administrative
	7,896	6,539	7,238

Total operating expenses
	40,394	39,697	41,382

Operating loss	(21,214)	(32,909)	(25,657)

Other income (expense):
Investment and other income	3,029	1,869	2,767
Interest expense	(716)	(883)	(1,090)

Total other income, net
	2,313	986	1,677

Loss before income taxes	(18,901)	(31,923)	(23,980)

Income tax benefit	308	347	288

Net loss	$ (18,593)	$ (31,576)	$ (23,692)

Basic and diluted loss per share	$ (0.63)	$ (1.78)	$ (1.35)

Shares used in calculation of loss per share:
Basic and diluted	29,703	17,711	17,614

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

						Accumulated Other Comprehensive Income
			Additional Paid-in Capital
	Common Stock			Accumulated Deficit	Deferred Compensation

	Shares	Amount					Total

Balance at December 31, 2001	17,733	$443	$174,709	$(67,685)	$(2,750)	$666	$105,383

Issuance of restricted stock	145	4	1,408	-	(1,412)	-	-
Recognition of deferred compensation	-	-	(432)	-	1,048	-	616
Issuance of stock options to consultants	-	-	143	-	(143)	-	-
Exercise of stock options	-	-	1	-	-	-	1
Income tax benefits from stock option exercises	-	-	350	-	-	-	350
Stock issued in 401(k) match	41	1	436	-	-	-	437
Comprehensive loss:
Net loss	-	-	-	(23,692)		-	(23,692)
Change in unrealized gain (loss) on marketable securities						202	202

Total comprehensive loss							(23,490)

Balance at December 31, 2002	17,919	$448	$176,615	$(91,377)	$(3,257)	$868	$83,297

Cancellation of restricted stock	(40)	(1)	(479)	-	390	-	(90)
Recognition of deferred compensation	-	-	149	-	881	-	1,030
Issuance of stock options to consultants	-	-	50	-	-	-	50
Exercise of stock options	114	3	738	-	-	-	741
Stock issued in 401(k) match	102	2	432	-	-	-	434
Comprehensive loss:
Net loss	-	-	-	(31,576)	-	-	(31,576)
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	(447)	(447)

Total comprehensive loss							(32,023)

Balance at December 31, 2003	18,095	$452	$177,505	$(122,953)	$(1,986)	$421	$53,439

Stock issued in private placements, net of offering expenses of $0.8 million	14,286	357	98,842	-	-	-	99,199
Issuance of shares for cash pursuant to corporate partner agreement, net of offering expenses	1,783	45	14,913	-	-	-	14,958
Issuance of restricted stock	50	1	474	-	(475)	-	-
Cancellation of restricted stock	(30)	(1)	(221)		85	-	(137)
Recognition of deferred compensation	-	-	19	-	1,116	-	1,135
Exercise of stock options	258	6	1,597	-	-	-	1,603
Stock issued in 401(k) match	51	2	398	-	-	-	400
Comprehensive loss:
Net loss	-	-	-	(18,593)	-	-	(18,593)
Change in unrealized gain (loss) on marketable securities	-	-	-	-	-	(1,282)	(1,282)

Total comprehensive loss							(19,875)

Balance at December 31, 2004	34,493	$862	$293,527	$(141,546)	$(1,260)	$(861)	$150,722

See accompanying notes to consolidated financial statements.

	For the Years ended December 31

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$ (18,593)	$ (31,576)	$(23,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,511	2,906	3,182
Stock compensation expense	998	990	615
Loss on disposal of assets	94	112	55
Other non-cash expense	1,660	1,576	1,777
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(517)	1,272	(178)
(Decrease) increase in unearned revenue from corporate partners	(5,340)	12,955	(6,679)
(Increase) decrease in receivables from corporate partners	16,676	(15,629)	220
(Increase) decrease in other assets, net	(618)	(145)	1,150
Income tax benefits from exercise of stock options	-	-	350

Net cash used in operating activities	(3,129)	(27,539)	(23,200)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,419)	(390)	(2,072)
Purchases of marketable securities	(164,135)	(9,624)	(84,385)
Maturities and sales of marketable securities	61,284	38,724	70,603
Proceeds from sales of assets	51	11	103

Net cash (used in) provided by investing activities	(104,219)	28,721	(15,751)

Cash flows from financing activities:
Principal payments under loans payable	(2,972)	(4,780)	(1,365)
Change in restricted cash	-	-	1,500
Exercise of employee stock options	1,603	741	2
Proceeds from sale of common stock	114,157	-	-

Net cash provided by (used in) financing activities	112,788	(4,039)	137

Net increase (decrease) in cash and cash equivalents	5,440	(2,857)	(38,814)
Cash and cash equivalents at beginning of year	9,391	12,248	51,062

Cash and cash equivalents at end of year	$14,831	$9,391	$12,248

See accompanying notes to consolidated financial statements. See Note 13 for supplemental cash flow information.

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

USE OF ESTIMATES - The preparation of Neurogen's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions and exercise judgment, which affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates and exercises judgment in the valuation of marketable securities and investments, evaluation of investments and other assets for other-than-temporary impairment, revenue recognition, collaboration costs, income taxes, accruals and stock compensation. Actual amounts and outcome could differ from those estimates.

CASH EQUIVALENTS AND MARKETABLE SECURITIES - The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and that generally mature within three months from date of purchase. The carrying values of cash equivalents at December 31, 2004 and 2003 were approximately $14,363,000 and $9,379,000, respectively.

Marketable securities at each of December 31, 2004 and December 31, 2003 consisted of U.S. Treasury obligations, direct obligations of U.S. Government agencies and investment-grade asset-backed and corporate debt securities with maturities ranging from one month to approximately five years. The Company has classified all marketable securities as current under ARB 43 paragraph 4. Such guidance indicates that a current classification is appropriate for resources such as marketable securities representing the investment of cash available for current operations.

The fair value of these securities is subject to volatility and change. The Company considers its investment portfolio to be available-for-sale securities as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value with the unrealized gains/losses reported as other comprehensive income. Realized gains and losses have been determined by the specific identification method and are included in investment income. The Company recognized gross realized gains of $331,000, $269,000 and $392,000 in 2004, 2003, and 2002, respectively. Gross realized losses were $17,000, $3,000 and $65,000 in 2004, 2003, and 2002, respectively. Classifications of the Company's marketable securities as other than available-for-sale pursuant to SFAS No. 115 would possibly result in material impacts to the valuation of the securities and investment income.

Neurogen periodically reviews its marketable securities portfolio (which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed and corporate debt securities) for potential other-than-temporary impairment and recoverability. Gross unrealized losses for all investments in an unrealized loss position on the Company's investments totaled $0.9 million (on aggregate fair value of $109 million) as of December 31, 2004, and none of the investments held was in a continuous loss position for twelve months or more. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality. In some cases, changes in sector spreads might have contributed to some of the declines. Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Any resulting gain or loss at the time of sale or retirement is recorded to investment and other income. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Land, building and improvements:
Building and building improvements	40 years
Land improvements	15 years
Building renovations	7 years
Equipment and furniture	3 to 7 years

The Company conducted a physical inventory of its property, plant and equipment in 2003 and wrote off $1,425,000 of gross assets with $1,375,000 in related accumulated depreciation. The Company's policy is to conduct a complete physical inventory of its property, plant and equipment every three years.

LONG-LIVED ASSETS - In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the financial accounting and reporting for impairment or disposal of long-lived assets. This statement provides that (a) an impairment loss should only be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) the measurement of impairment loss should be based on the difference between the carrying amount and the fair value of the asset. It also provides that a long-lived asset (or asset group) should be tested for recoverability whenever events or changes in circumstances indicate that potential impairment has occurred. In addition, it provides for the use of probability-weighted cash flow estimates in the recoverability test. The Company performs an annual review for possible impairment indicators and, if any are noted, would then perform a more substantive review for potential impairment of the relevant long-lived asset (or asset group).

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

REVENUE RECOGNITION - The Company has entered into collaborative research agreements that, among other things, generally provide for the funding to Neurogen of specified projects and the granting to Neurogen's partners of certain development and commercialization rights related to potential discoveries. Revenue under these arrangements typically includes upfront non-refundable license fees, ongoing payments for specified levels of staffing for research and milestone payments upon occurrence of certain events. Since the adoption of SEC Staff Accounting Bulletin ("SAB") 101 in 2000, the Company has recognized upfront license fees as revenue ratably over the period of performance under the research agreement. The research funding is recognized as revenue as the related research effort is performed. Revenue derived from the achievement of milestones, each of which represents a substantive stage of development towards a long-term goal such as the nomination of a development or clinical candidate or the start of a specific phase of clinical trials or the filing of a New Drug Application with the Food and Drug Administration, is recognized when the milestone event occurs and collectability is reasonably assured. In December 2003, the SEC released SAB 104, which amended SAB 101 to incorporate guidance in Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This EITF became effective for all contracts entered into after June 15, 2003. EITF Issue No. 00-21 addresses, for arrangements with multiple deliverables, how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting.

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

On the basis of the evaluation discussed above and consistent with the provisions of EITF Issue No. 00-21 and SAB 101, as amended by SAB 104, the Company recognized revenue from the upfront license payment ratably over the potential five-year term of the research program under the Merck Agreement, subsequent annual license maintenance payments ratably over the remaining duration of the research program under the collaboration, and research funding as incurred (with the expectation that the research funding revenue will approximate straight-line revenue over the term of the contract). Milestone payments are recognized as earned and when payment is reasonably assured.

The Company has recognized revenue from the Aventis Agreement, entered into in December 2001, in accordance with the guidance in SAB 101. An initial license fee of $10,000,000 received in December 2001 was recognized ratably over the then-expected performance period of five years (which covered the initial term of three years and possible extensions of up to another two years). In September 2004, as a result of the recent combination of Aventis with Sanofi-Synthelabo, Aventis informed the Company that the collaboration would terminate in December 2004. As the termination was effective December 8, 2004, the Company made an adjustment in September 2004 to the period over which the initial license fee payment was being recognized, such that all revenues would be recognized by December 2004. Consistent with the guidance in Accounting Principles Board ("APB") Opinion 20 that related to a change in accounting estimate, the remaining unearned license revenue as of the end of August 2004 was recognized ratably over the period from September to December 2004.

In 1999 Neurogen entered into a technology transfer agreement with Pfizer Inc. ("Pfizer") spanning a three year period, which was accounted for as a multiple element arrangement where the contract fee was allocated to the different elements based on evidence of fair value. The Company identified three specific elements within the contract, each of which had a separate earnings process. These elements were: (1) the construction, delivery, installation and maintenance of a specified number of Accelerated Intelligent Drug Discovery ("AIDD"™) systems (some specifically contracted for and some delivered, at the option of the recipient, at no additional cost); (2) provision of AIDD™ technology development and improvement services in the second and third years of the contract and (3) the delivery of specified AIDD™ improvements during the third year of the agreement.

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

Revenue resulting from up-front and subsequent (such as annual license maintenance fees), non-refundable fees under collaborative research agreements and all fees under the technology transfer agreement are recorded as License Fees revenue for purposes of the financial statements. Research funding for the Company's staffing on projects and milestone payments under collaborative agreements is recorded as Research and Development revenue. Deferred revenue arises from the payments received for research and development to be conducted in future periods or for licenses of Neurogen's rights or technology where Neurogen has continuing involvement.

RESEARCH AND DEVELOPMENT - All research and development costs, which primarily include scientific salaries and benefits, laboratory supplies, external research studies, patent expenses, compound formulation and manufacturing and overhead facilities expenses, are expensed as incurred.

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

STOCK-BASED COMPENSATION - The Company accounts for grants of stock options and restricted stock utilizing the intrinsic value method in accordance with Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the options when the option grants have an exercise price equal to the fair market value at the date of grant. The Company grants incentive and non-qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company has also issued restricted stock to key executives and records an expense over the vesting periods. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The issuance of SFAS No. 123R will significantly change the way the Company accounts for grants of stock options. This new pronouncement and its potential impact are discussed in the section titled "Recently Issued Accounting Pronouncements."

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

As of December 31, 2004 compensation expense has not been recognized for outstanding stock option grants, except as noted above. Had compensation cost for the Company's outstanding stock option grants been determined based on the fair value at the grant date for awards in 2004, 2003 and 2002 consistent with the provisions of SFAS No.123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	2004	2003	2002

Net loss as reported	$(18,593)	$(31,576)	$(23,692)
Stock-based compensation for grants of stock options included in reported net loss	48	98	45
Total stock-based compensation expense determined under
fair value-based method for all awards, including
consultant compensation expense above	(6,684)	(6,614)	(10,871)

Net loss pro forma	(25,229)	(38,092)	(34,518)
Basic and diluted loss per share as reported	(0.63)	(1.78)	(1.35)
Basic and diluted loss per share - pro forma	(0.85)	(2.15)	(1.96)

The stock-based compensation for grants of stock options as presented above does not include restricted stock expense, which was reported in the net loss.

As additional options are expected to be granted in future years and as the options vest over several years, the above pro forma results shown above are not necessarily indicative of future results.

INCOME TAXES - The liability method of SFAS No. 109, "Accounting for Income Taxes," is used to account for income taxes. Deferred tax assets and liabilities are determined based on net operating loss carryforwards and differences between financial reporting and income tax bases of assets and liabilities. Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

EARNINGS (LOSS) PER SHARE ("EPS") - Basic EPS is calculated in accordance with SFAS No. 128, "Earnings per Share," by dividing income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Total stock options not included in calculation of common shares outstanding (including both exercisable and nonexercisable) as of December 31, 2004, 2003 and 2002 were 5,977,863, 5,355,779 and 5,304,913 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include cash and cash equivalents, marketable securities, and loans payable. Cash and cash equivalents and marketable securities are carried at fair value. Loans payable are carried at cost, which the Company believes approximates fair value.

RECLASSIFICATIONS - Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The Company is evaluating the requirements of the pronouncement and expects that the adoption of SFAS 123R will have a material impact on its results of operations and loss per share. The Company is currently reviewing the method of adoption, including the transition method, valuation methods and support for the assumptions that underlie the valuation of the awards.

In July 2004 the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF Issue No. 02-14 discusses issues pertaining to investors who have the ability to exercise significant influence over the operating and financial policies of an investee and indicated that this type of investor should apply the equity method of accounting only when it has an investment in common stock and/or an investment that is in-substance common stock. EITF Issue No. 02-14 defines in-substance common stock and provides related guidance. EITF Issue No. 02-14 became effective for reporting periods after September 15, 2004. The Company does not have investments in common stock or investments that could be considered in-substance common stock and, therefore, the adoption of EITF Issue No. 02-14 had no material impact on the Company's operating results or financial position.

In November 2003 the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments" ("EITF Issue No. 03-1"). EITF Issue No. 03-1 provides new guidance for evaluating and recording impairment losses on debt and equity investments and new disclosure requirements related to those investments. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance included in EITF Issue No. 03-1 until such time that more definitive implementation guidance is issued with respect to debt securities that are impaired solely because of changes in interest rates and/or sector spreads. Also, the disclosure requirements of EITF Issue No. 03-1 remain effective for annual reports for fiscal years ending after December 15, 2003. In addition, other existing guidance related to reviewing investments for potential other-than-temporary impairments, such as that provided in SFAS No.115, remains effective as of December 31, 2004 and was applied by the Company.

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

2. COMPREHENSIVE LOSS

Comprehensive income (loss) includes net income (loss) and all other changes in equity exclusive of owners' investments and distributions. The differences between net loss and comprehensive net loss are due to changes in the net unrealized gain or loss on marketable securities. Details relating to unrealized gains and losses and amounts of gains and losses reclassified out of accumulated other comprehensive loss are as follows (in thousands):

	2004	2003	2002

Net loss	$(18,593)	$(31,576)	$(23,692)
Reclassification adjustments for net realized gains included in net loss	(314)	(266)	(327)
Unrealized gain (loss) arising during the year	(968)	(181)	529

Total comprehensive loss	$(19,875)	$(32,023)	$(23,490)

3. CORPORATE PARTNER AGREEMENTS

MERCK

In December 2003, Neurogen entered into a collaboration and license agreement (the "Merck Agreement") with Merck Sharp & Dohme Limited ("Merck") to research, develop, and commercialize small molecule medicines which work by targeting the vanilloid receptor ("VR1"), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Agreement, the Company received from Merck a payment of $15,000,000 for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15,000,000. Merck has agreed, among other things, to fund a specified level of discovery and research resources for three years and to pay additional license fees on the first three anniversary dates of the collaboration. In December 2004 the Company received from Merck $2,500,000 as the first of these anniversary license fees. Merck has the option to extend the discovery and research effort for up to an additional two years or to terminate the agreement after two years and transfer certain rights to the collaborative program to Neurogen. The Company is recognizing the initial license payment ratably over the expected five-year performance period of the collaboration and annual license payments ratably over the remaining duration of the expected five-year performance period. The Company recognized license revenue of $3,005,000 and $25,000 in 2004 and 2003, respectively. The Company recognized research funding as incurred (with the expectation that the research funding revenue will approximate straight-line revenue over the term of the contract), and such revenue amounted to $4,200,000 and $34,000 in 2004 and 2003, respectively.

The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. In April 2004, Neurogen and Merck achieved a preclinical milestone that triggered a payment to Neurogen and the recording of revenue in the amount of $3,000,000. The cash was received in May 2004. For the years ended December 31, 2004 and 2003 the Company recognized $10,205,000 and $59,000, respectively, in total revenue under the Merck Agreement. Also under the agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

AVENTIS

In December 2001, Neurogen entered into a collaboration and license agreement (the "Aventis Agreement") with Aventis Pharmaceutical, Inc. ("Aventis") pursuant to which Aventis made an initial payment of $10,000,000 and agreed, among other things, to fund a specified level of Neurogen resources for three years to work on the discovery and research of CRF-1 receptor-based drugs for a broad range of indications, including depression and anxiety disorders. On September 9, 2004, Aventis informed Neurogen that, as a result of the recent combination of Sanofi-Synthelabo and Aventis, the Company's collaboration with Aventis relating to CRF-based drugs would terminate on December 8, 2004. As required by the Aventis Agreement, Aventis transferred to Neurogen development and commercialization rights to CRF-1 compounds developed under the agreement and funded Neurogen's resources working on the program until the effective date of termination. The termination resulted in the accelerated recognition of $3,885,000 in previously deferred license revenue in 2004. For the years ended December 31, 2004, 2003 and 2002, respectively, the Company recognized $8,975,000, $6,708,000 and $6,276,000 in total revenue under the Aventis Agreement, which included $1,000,000 for the achievement of a preclinical milestone in December 2003. Currently Neurogen owns all commercial rights to the CRF program.

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

In 1994, Neurogen and Pfizer entered into a collaborative research agreement pursuant to which Pfizer made a $9.9 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended to December 2001) for Neurogen's research program for the development of GABA-based drugs for the treatment of sleep disorders. In return, Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based sleep disorder products developed in the joint research program under the collaboration. Pfizer and Neurogen have completed their assessment of data from Phase I human clinical studies conducted to date with a lead candidate from the collaboration, NGD 96-3, which entered clinical studies in 2002. Neurogen believes Pfizer is not actively developing the compound, and the companies are currently continuing discussions to explore various options to potentially advance the clinical development of NGD 96-3. Pfizer has the right to determine when to advance compounds in the clinical process, and the Company will receive milestone payments if specified development and regulatory objectives are achieved. In addition, Pfizer is required to pay the Company royalties based on net sales levels, if any, for such products. Neurogen did not receive any revenue related to the collaboration in 2003 and 2004.

COLLABORATION COSTS

While the Company does not currently maintain a historical cost accounting system to accurately track costs on an individual project basis, it does maintain a system to record the level of staffing time spent on its research and development projects. Based primarily on the amount of staffing time spent on collaboration projects as recorded in this system, the Company estimates the approximate aggregate amounts of research and development costs incurred in connection with all of the Company's research collaborations were $7,932,000, $3,991,000 and $4,460,000 in 2004, 2003 and 2002, respectively. These collaborations generated $19,180,000, $6,768,000 and $6,276,000 in revenues, including license fees, research funding, and milestone revenues, recognized in 2004, 2003 and 2002, respectively.

4. MARKETABLE SECURITIES

The following tables summarize the Company's marketable securities (in thousands):

December 31, 2004

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S Government notes	$41,500	$8	$(343)	$41,165
Corporate notes and bonds	96,315	22	(548)	95,789

Total	$137,815	$30	$(891)	$136,954

December 31, 2003

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S Government notes	$14,970	$123	$ -	$15,093
Corporate notes and bonds	21,127	298	-	21,425

Total	$36,097	$421	$-	$36,518

The following table summarizes investment maturities at December 31, 2004 (in thousands).

	Amortized Cost	Fair Value

Less than one year	$53,143	$52,977
Due in 1 to 5 years	84,672	83,977

	$137,815	$136,954

The effective maturities of asset-backed securities included in the above table reflect the current estimated average lives of the underlying assets for each of the securities.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands):

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Obligations and Direct Obligations of U.S. Government Agencies	$35,427	$(343)	$-	$-	$35,427	$(343)
Asset Backed Securities	19,414	(166)	-	-	19,414	(166)
Corporate Bonds	54,135	(382)	-	-	54,135	(382)

Total Temporarily Impaired Debt Securities	$108,976	$(891)	$-	$-	$108,976	$(891)

For the investments in all three categories shown in the above table (comprising 65 securities in aggregate), the unrealized losses were caused primarily by interest rate increases. In the case of some corporate bonds, it is possible that changes in sector spreads could have added to the unrealized losses experienced on those investments.

Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other–than- temporarily impaired at December 31, 2004.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31 are summarized as follows (in thousands):

	2004	2003

Accounts payable and other accrued expenses	$2,209	$2,489
Accrued employee compensation	2,094	2,331

	$4,303	$4,820

6. LOANS PAYABLE

On December 21, 2001, Neurogen entered into a commercial term mortgage loan agreement with Webster Bank collateralized by the Company's facilities at 15 and 35 Northeast Industrial Road, Branford, CT, whereby the lender provided gross proceeds of $17,500,000. The Company used these proceeds for general corporate purposes. The loan is repayable in monthly principal installments of approximately $97,000 over 10 years plus interest at a floating rate tied to the one month LIBOR rate. The effective interest rate at December 31, 2004 was 4.9%. A final balloon payment of $956,000 is due and payable on the maturity date of December 21, 2011. The carrying amount of assets pledged as collateral as of December 31, 2004 was $17,482,000.

Under the original terms of the Webster Bank facility agreement, the Company was required to comply with certain covenants, including a requirement that the Company maintain at least $25.0 million in cash and marketable securities, and a separate covenant that the ratio of the outstanding loan balance less any cash collateral to the appraised value of the real property ("loan to value" ratio) not exceed 72%. The loan to value ratio was amended to 85% in the third quarter of 2003 concurrent with the Company paying down the loan by an additional $3,400,000 over previously scheduled payments. In January 2004, the Company was notified by Webster Bank that an appraisal received by the Bank suggested that the value of the property has declined. In March 2004, the Company paid down the balance of the principal by another $1,575,000, in exchange for amending the loan agreement to remove the loan to value covenant mentioned above.

In October of 1999, Neurogen entered into a financing arrangement with Connecticut Innovations, Inc. ("CII") collateralized by the property at 45 Northeast Industrial Road, whereby CII agreed to loan up to $5,000,000 to Neurogen for the purchase and development of a new building to create additional laboratory space. CII advanced Neurogen $1,912,280 for the purchase of the building in October 1999 and the remainder of the loan when renovation was substantially completed in July 2001. The loan is repayable in monthly installments of approximately $46,500 over 15 years, bearing interest at an annual rate of 7.5%. Total interest payments capitalized during the building construction approximated $111,000 in 2001. The loan with CII contains certain subjective acceleration clauses, which upon occurrence of certain events, may cause amounts due under the agreement to become immediately due and payable. The Company has no indication that it is in default of any such clauses and therefore has classified its debt based on the dates regular payments are due. The carrying amount of assets pledged as collateral as of December 31, 2004 was $6,982,000.

Scheduled maturities of total loans payable at December 31, 2004 are:

In Thousands

2005	$ 1,414
2006	1,433
2007	1,454
2008	1,477
2009	1,501
Thereafter	5,999

$ 13,278

7. STOCK OPTIONS AND RESTRICTED STOCK

The Company has various stock incentive plans, under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are primarily granted at fair market value at the date of grant, vest from one month to five years and expire up to ten years after grant. In July 2004 the stockholders approved amendments to the stock option plans, which increased the number of shares available for issuance by 1,670,000 shares. Under all plans at December 31, 2004, there were 7,259,171 shares of common stock reserved for future issuance (of which 5,977,863 are for options outstanding and 1,281,308 are for options available for future grant) as of December 31, 2004.

Stock Options

The following table presents the combined activity of its stock option plans for the years ended December 31, as follows:

	2004		2003		2002

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at January 1	5,355,779	$16.38	5,304,913	$16.80	4,599,818	$19.13
Granted	1,335,926	8.70	596,054	7.87	916,250	6.09
Exercised	(261,680)	6.25	(113,613)	6.52	(300)	6.50
Canceled	(452,162)	14.67	(431,575)	12.36	(210,855)	21.10

Outstanding at December 31	5,977,863	$15.24	5,355,779	$16.38	5,304,913	$16.80

Options exercisable at December 31	3,587,641	$19.14	3,458,912	$18.76	3,141,595	$18.45

With respect to certain remaining options of 18,750 shares granted on December 31, 1997, if the recipients remain employed with the Company for a period of seven years from the date of grant, the exercise price for any of such options that have not been exercised at the end of the ten year term of such option shall become zero, and the options will be deemed exercised and the shares will be conveyed to the respective optionees. The exercise price for any of such options exercised prior to the end of such ten-year term shall be $13.50 per share, the market price of the common stock on the date of grant. These options were subject to variable accounting and the deferred compensation was amortized over the seven year service period required for these options to vest. The balance related to this grant was fully amortized as of December 31, 2004. The Company recognized stock compensation (benefit) expense of $(50,000), $141,000 and $(232,000) for 2004, 2003, and 2002, respectively, relating to these options. The benefit in 2002 was due to a reversal of expense driven by a decline in the Company's stock price which reduced the value of these awards. The benefit in 2004 was due to the cancellation of options for two employee terminations.

The Company recorded $48,000, $98,000 and $45,000 as expense for option grants made to consultants in 2004, 2003 and 2002, respectively.

The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2004 :

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Less than $4.99	729,112	6.7	$2.52	241,427	$4.00
$5.00 – $7.49	98,840	9.5	6.63	30,727	6.55
$7.50-$9.99	1,621,971	7.2	9.12	180,179	9.03
$10.00 - $14.99	631,018	3.2	13.17	602,068	13.26
$15.00 - $19.99	1,721,994	4.1	18.18	1,423,824	18.11
$20.00 - $24.99	352,350	2.2	22.31	338,150	22.33
$25.00 - $29.99	310,208	1.5	27.00	305,808	27.00
$30.00 - $34.99	66,050	3.8	32.45	62,100	32.51
$35.00 - $39.99	446,320	3.5	35.40	403,358	35.37

	5,977,863	5.0	$15.24	3,587,641	$ 19.14

The estimated fair value at the date of grant for options granted in 2004, 2003, and 2002 was $6.32, $5.66, and $4.14, respectively, using the Black-Scholes model with the following weighted average assumptions:

	2004	2003	2002

Expected life	5 years	5 years	5 years
Risk-free interest rate	2.8-3.9%	2.2-3.3%	3.0%
Volatility	87%	84-88%	84%
Expected dividend yield	0%	0%	0%

Restricted Stock

In 2004, 2003 and 2002, 50,000, 0 and 145,000 shares of restricted stock (which vest from 1 to 5 years from grant date), respectively, were issued to certain officers. Compensation expense of $1,000,000, $748,000 and $802,000 related to restricted stock (net of cancellations) was recorded in 2004, 2003 and 2002, respectively. In 2004, 30,000 shares of restricted stock were cancelled upon termination of two officers, which resulted in reversal of current year expense of $12,000 and prior year expense of $27,000. In 2003, 40,000 shares of restricted stock were cancelled upon termination of one officer, which resulted in reversal of prior expense of $90,000. The remaining balance at December 31, 2004 of deferred compensation related to the restricted stock grants mentioned above was $1,257,000.

Grants Subject to Stockholder Approval

In December 2004, Dr. Craig Saxton was appointed Chairman of the Board of Directors, succeeding Mr. Frank Carlucci who retired as Chairman.  At the time of Mr. Saxton's appointment as Chairman, the Board of Directors approved a grant of 25,000 shares in restricted stock as well as stock options to purchase 75,000 shares at an exercise price of $9.05, subject to approval by the Company's stockholders at the 2005 annual meeting of a proposed amendment to the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (the "Plan"). The proposed amendment to the Plan would expand eligible participants under the Plan to include members of the Company's Board of Directors.  In accordance with the applicable accounting guidance, these grants are not deemed to have been made (nor the restricted shares issued) until the required stockholder approval is obtained. Therefore, as of December 31, 2004, these grants had not been accounted for in the Company's financial statements. When and if stockholder approval is obtained, and a measurement date is thereby established, the grants will be accounted for in accordance with prevailing accounting pronouncements.

8. INCOME TAXES

The difference between the Company's "expected" tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before provision for income taxes, and actual tax is reconciled below (in thousands):

	2004	2003	2002

Expected tax benefit at 34%	$(6,427)	$(10,854)	$(8,153)
State tax benefit net of federal benefit	(707)	(1,736)	(1,791)
R & D credit	(1,258)	(1,141)	(1,010)
Other	137	80	5
Change in valuation allowance	7,947	13,304	10,661

Tax benefit	$(308)	$(347)	$(288)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below (in thousands):

	2004	2003

DEFERRED TAX ASSETS:
Federal tax operating loss carryforwards	$52,201	$49,341
State tax operating loss carryforwards	5,777	5,980
Research & development credit carryforwards	13,143	11,682
Alternative minimum tax credit carryforwards	233	362
Deferred revenue	6,045	2,292
Deferred compensation	1,705	1,325
Unrealized loss (gain) on investments	335	(164)
Other	257	250

Gross deferred asset	79,696	71,068
Valuation allowance	(78,953)	(70,272)

Net deferred asset	743	796
DEFERRED TAX LIABILITY:
Depreciation	(743)	(796)

Net asset/liability	$ -	$ -

The valuation allowance increased by $8,681,000 during 2004, of which $7,947,000 is attributable to the current year tax provision and is due primarily to the increase in net operating loss and research and development tax credit carryforwards, $499,000 is attributable to other comprehensive income adjustments, and $235,000 is attributable to the benefit of certain stock option transactions which would be charged to paid in capital if the valuation allowance is utilized. The Company has provided a valuation allowance for the full amount of the net deferred tax asset, since management has not determined that these future benefits will more likely than not be realized as of December 31, 2004.

Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2004 and 2003 would be allocated as follows (in thousands):

	2004	2003

Income tax provision	$67,604	$59,158
Additional paid-in capital	11,349	11,114

	$78,953	$70,272

As of December 31, 2004, the Company has approximately $153,531,000 and $9,490,000 of net operating loss and research and development credit carryforwards, respectively, available for federal income tax purposes, which expire in the years 2005 through 2024. The Company also had approximately $116,717,000 Connecticut state tax net operating loss carryforwards which expire in the years 2020 through 2024, $244,000 of Connecticut State incremental research and development credit carryforward that expires in 2014, and $5,290,000 of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period. Because of "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods. Due partly to the changes in ownership that occurred during 2004, including those resulting from the $100.0 million private placement and the Merck transaction and changes in the ownership levels of other large stockholders, the Company believes it may be approaching or may have reached the level of ownership changes that will result in the Company being subject to an annual limitation.

For the years ended December 31, 2004 and 2003, the Company generated Connecticut income tax benefits of $308,000 and $347,000, respectively, as the result of Connecticut tax law provisions which allowed certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryforward of these credits into future tax years. The Company filed claims to exchange their 2003 and 2002 research and development credits for cash and as a result recorded benefits of $308,000 and $347,000 in the Statement of Operations for 2004 and 2003, respectively.

9. COMMITMENTS AND CONTINGENCIES

The Company has been informed that the Connecticut Department of Environmental Protection (the "DEP") is considering taking action against the Company as a result of incidents where the Company's wastewater monitoring systems indicated that the wastewater pH limits of the Company's wastewater discharge permit had been exceeded. However, no formal communication has been received from the DEP as of the date of this filing. The actions the DEP could take include, but are not limited to, fines, penalties, remedial action and future additional monitoring activities. At this time, the Company does not have enough information to enable it to estimate the cost, if any, of the DEP's actions and, accordingly, no amounts have been recorded in the accompanying financial statements for this matter. The Company is not aware of any negative environmental impacts resulting from these incidents but continues to upgrade its wastewater neutralization systems in an effort to prevent further incidents of this kind.

The Company has granted Pfizer certain registration rights with respect to 2,846,000 shares of common stock entered into in connection with the 1994 Pfizer Agreement.

10. BENEFIT PLANS

The Company maintains a 401(k) plan under which all of the Company's employees are eligible to participate. Each year the Company may, but is not required to, make a discretionary matching contribution to the plan. The Company currently matches 100% of employee contributions of up to 6% of an employee's salary. For the fiscal years 2004 and 2003, the entire match was made in Company stock. For the fiscal year 2002, one third of the match was made in cash and two thirds of the match was made in Company stock. Contributions to the 401(k) plan totaled approximately $751,000, $728,000 and $812,000 in 2004, 2003 and 2002, respectively.

The Company has made loans to certain officers and employees subject to various compensation agreements. Certain loans will be forgiven and recognized as compensation expense ratably over defined service periods for each employee ranging from three to seven years. The amount of loans outstanding at December 31, 2004, 2003 and 2002 was $274,000, $396,000 and $685,000, of which $94,000, $128,000 and $174,000 was short-term, respectively. Since passage of the Sarbanes-Oxley Act in July 2002, Neurogen has not granted loans to any corporate officer of the Company.

11. RELATED PARTIES

On April 19, 2004, the Company sold 14,285,760 newly issued shares of its common stock in a private placement transaction to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family. As a result of the sale, as of December 31, 2004, the number of shares beneficially owned by Baker Brothers Investments and affiliated entities, persons and entities affiliated with the Tisch family, and Warburg Pincus Private Equity VIII, L.P. was approximately 16%, 12%, and 25%, respectively, of total outstanding shares. Felix J. Baker and Julian C. Baker, managers of Baker Brothers Investments, and Stewart Hen and Jonathan S. Leff, managing directors at Warburg Pincus LLC, are members of the Board of Directors of Neurogen.

As of December 31, 2004, Pfizer held 2,846,000 shares of common stock in the Company, which represented 8% of total outstanding shares. Before the private placement transaction mentioned above, Pfizer's shares represented 16% of total outstanding shares. As discussed in Note 3 to these consolidated financial statements, Pfizer has been a partner with Neurogen in several collaborative research agreements since 1992 and one technology transfer agreement since 1999. As part of the Merck collaboration agreement mentioned above, Merck purchased 1,783,252 shares of common stock in the Company on January 13, 2004. This number of shares represented 5% of total outstanding shares as of December 31, 2004.

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

13. SUPPLEMENTAL CASH FLOW INFORMATION

The Company made interest payments of approximately $716,000, $899,000 and $1,095,000 in 2004, 2003 and 2002, respectively. The Company made no income tax payments in 2004, 2003 and 2002. In 2003, Neurogen received a payment from the State of Connecticut of $347,000 for the exchange of 2002 research and development credits. Also, in 2002, Neurogen received payments from the State of Connecticut of $2,248,000 and $366,000 for the exchange of 2000 and 2001 research and development credits, respectively. In 2004, the Company submitted a claim to, but has not received a payment of $308,000 from, the State of Connecticut for the exchange of 2003 research and development credits (see Note 8).

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004

Total revenue	$3,152	$6,089	$4,212	$5,727
Total expenses	10,684	10,815	9,531	9,364
Other income, net	468	547	561	737
Income tax benefit	-	-	308	-
Net loss	(7,064)	(4,179)	(4,450)	(2,900)
Basic and diluted earnings per share	(0.36)	(0.13)	(0.13)	(0.09)

2003

Total revenue	$1,398	$1,580	$1,489	$2,321
Total expenses	9,577	9,631	9,655	10,834
Other income, net	283	286	383	34
Income tax benefit	-	-	347	-
Net loss	(7,896)	(7,765)	(7,436)	(8,479)
Basic and diluted earnings per share	(0.45)	(0.44)	(0.42)	(0.48)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neurogen Corporation :

We have completed an integrated audit of Neurogen Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index  present fairly, in all material respects, the financial position of Neurogen Corporation and its subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Hartford, CT
March 11, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Business Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Business Officer concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Business Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Management's Annual Report on Internal Control over Financial Reporting.

Management of Neurogen Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management utilized the criteria set forth in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, to conduct an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. Based on the assessment, management has concluded that, as of December 31, 2004, the Company's internal control over financial reporting is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. PricewaterhouseCoopers has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

The Company has expended significant resources in achieving compliance with Section 404 of the Sarbanes-Oxley Act. Through internal resources and the assistance of outside consultants, the Company developed and executed a plan to evaluate, document, test and improve, where necessary, its internal controls over financial reporting. Although, as stated below, the Company has not made any changes during the most recent fiscal quarter that have materially affected internal controls over financial reporting, in the course of achieving compliance with the Section 404 of the Sarbanes-Oxley Act, the Company has made changes designed to improve several areas within its system of internal controls. The nature of these changes included greater segregation of responsibilities, better documentation of work procedures and managerial review, dual approvals, revisions to delegation of authority and tightening access restrictions to systems, data and assets.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information relating to directors and executive officers of the Company, reference is made to the discussion under the captions "Election of Directors," "Executive Officers" and "Section 16 Beneficial Reporting Compliance" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 9, 2005, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For information relating to executive compensation, reference is made to the discussion under the captions "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Officer Compensation," "Terms and Conditions of Certain Employment and Severance Agreements," "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 9, 2005, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information relating to the security ownership of certain beneficial owners and management, reference is made to the discussion under the caption "Principal Stockholders" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 9, 2005, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information relating to certain relationships and related transactions, reference is made to the discussion under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 9, 2005, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For information relating to principal accounting fees and services, reference is made to the discussion under the caption "Principal Accounting Fees and Services" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 9, 2005, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

NEUROGEN CORPORATION
Date: March 11, 2005
By: /S/ STEPHEN R. DAVIS
Pursuant to the requirements of the Securities Exchange Act of 1934,
this report has been signed below by the following persons on behalf	Stephen R. Davis
of the registrant and in the capacities and on the dates indicated:	Executive Vice President and
Chief Business Officer

SIGNATURE	TITLE	DATE

*
	Chairman of the Board	March 11, 2005
and Director

Craig Saxton

/S/ WILLIAM H. KOSTER
	President, Chief Executive	March 11, 2005
Officer and Director
William H. Koster (Principal Executive Officer)

/S/ STEPHEN R. DAVIS
	Executive Vice President, Chief Business Officer and Director	March 11, 2005
Stephen R. Davis (Principal Financial and Accounting Officer)

*	Director	March 11, 2005

Felix J. Baker

*	Director	March 11, 2005

Julian C. Baker

*	Director	March 11, 2005

Eran Broshy

*	Director	March 11, 2005

Robert N. Butler, M.D.

*	Director	March 11, 2005

Frank C. Carlucci

*	Director	March 11, 2005

Stewart Hen

*	Director	March 11, 2005

Jonathan S. Leff

*	Director	March 11, 2005

Mark Novitch

*	Director	March 11, 2005

John Simon

*	Director	March 11, 2005

Suzanne H. Woolsey

By: *	/S/ WILLIAM H. KOSTER and STEPHEN R. DAVIS

William H. Koster and Stephen R. Davis, Attorneys-in-Fact

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation, filed July 7, 1994 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-81268 on form S-8).

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993 ).

10.1	Neurogen Corporation Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended December 31, 1991 ).

10.2

Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended December 31, 1992).

10.3	Neurogen Corporation 1993 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended December 31, 1993 ).

10.4

Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

10.5	Neurogen Corporation 1993 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1993 ).

10.6

Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

10.7

Employment Contract between the Company and Harry H. Penner, Jr., dated as of October 12, 1993 (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1993 ).

10.8

Employment Contract between the Company and John F. Tallman, dated as of December 1, 1993 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarterly period ended September 30, 1994 ).

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

10.11	Letter Agreement between the Company and Barry M. Bloom, dated January 12, 1994 (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended December 31, 1993 ).

10.12	Letter Agreement between the Company and Robert H. Roth, dated April14, 1994 (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the fiscal year ended December 31, 1994 ).

10.13

Collaborative Research Agreement and License and Royalty Agreement between the Company and Pfizer Inc, dated as of July 1, 1994 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference of Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1994).

10.14	Stock Purchase Agreement between the Company and Pfizer dated as of July 1, 1994 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1994 ).

10.15

Collaboration and License Agreement and Screening Agreement between the Company and Schering-Plough Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 28, 1995).

10.16

Lease Agreement between the Company and Commercial Building Associates dated as of August 30, 1995 (incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarterly period ended September 30, 1995 ).

10.17

Collaborative Research Agreement between the Company and Pfizer dated as of November 1, 1995 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated November 1, 1995 ).

10.18	Development and Commercialization Agreement between the Company and Pfizer dated as of November 1, 1995 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated November 1, 1995 ).

10.19	Stock Purchase Agreement between the Company and Pfizer dated as of November 1, 1995 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated November 1, 1995 ).

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

10.22

Employment Contract between the Company and Alan J. Hutchison, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1999 ).

10.23

Employment Contract between the Company and Stephen R. Davis, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1999 ).

10.24

Employment Contract between the Company and Kenneth R. Shaw, dated as of December 1, 1999 (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended December 31, 1999 ).

10.25	Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended June 30, 2000 ).

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

10.28

Severance Agreement between the Company and John F. Tallman, dated as of January 15, 2001 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-Q for the quarterly period ended March 31, 2001 ).

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

10.32	Form of Neurogen Special Committee Stock Option Plan (incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended September 30, 2001 ).

10.33

Employment Agreement between the Company and William H. Koster, dated as of September 4, 2001 (incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended September 30, 2001 ).

10.34

Severance Agreement between the Company and Harry H. Penner, Jr., dated as of September 7, 2001 (incorporated by reference to Exhibit 10.34 to the Company's Form 10-Q for the quarterly period ended September 30, 2001 ).

10.35

Collaboration and License Agreement dated as of December 11, 2001 between the Company and Aventis Pharmaceuticals Inc. (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K/A2 for the period ended December 31, 2001 ).

10.36

Modification Agreement dated as of December 1, 2000 between Neurogen Properties LLC and Connecticut Innovations, Incorporated (incorporated by reference to Exhibit 10.36 to the Company's Form 10-KA/3 for the period ended December 31, 2001 ).

10.37

Construction Loan Agreement dated as of October 22, 1999 between Neurogen Properties LLC and Connecticut Innovations, Incorporated (incorporated by reference to Exhibit 10.37 to the Company's Form 10-KA/3 for the period ended December 31, 2001 ).

10.38

Commercial Term Note dated as of December 21, 2001 held by the Company and payable to Webster Bank (incorporated by reference to Exhibit 10.38 to the Company's Form 10-KA/3 for the period ended December 31, 2001 ).

10.39

Commercial Loan Agreement dated as of December 21, 2001 between Webster Bank and the Company (incorporated by reference to Exhibit 10.39 to the Company's Form 10-KA/3 for the period ended December 31, 2001 ).

10.40

Employment Agreement between the Company and Edmund P. Harrigan, dated as of May 13, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2002 ).

10.41	Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2002 ).

10.42

Amendments to the Neurogen Corporation Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2002 ).

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

10.46

Letter Agreement dated as of March 26, 2004, amending the securities purchase dated March 19, 2004, by and between Neurogen Corporation, Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated March 26, 2004 ).

10.47	Neurogen Corporation Code of Business Conduct and Ethics, April 27, 2004 (incorporated by reference to Exhibit 14.1 of the Company's Form 10-K/A dated April 29, 2004 ).

10.48

Neurogen Corporation 2000 Non-Employee Directors Stock Option Program, as amended (incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on July 12, 2004 ).

10.49

Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Appendix D of the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on July 12, 2004 ).

10.50	Neurogen Corporation Audit Committee Charter ( May 19, 2004 ) (incorporated by reference to Appendix E of the Company's Form DEF 14A dated July 12, 2004 ).

10.51

Form of Non-Qualified Stock Option Agreement for the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated December 20, 2004 ).

10.52

Form of Incentive Stock Option Agreement for the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated December 20, 2004 ).

10.53

Form of Non-Qualified Stock Option Agreement for the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated December 20, 2004 ).

10.54

Form of Restricted Share Award Agreement for the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K dated December 20, 2004 ).

21.1	Subsidiary of the registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999 ).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney of Felix J. Baker, Julian C. Baker, Eran Broshy, Robert N. Butler, Frank C. Carlucci, Stewart Hen, Jonathan S. Leff, Mark Novitch, Craig Saxton, John Simon, and Suzanne H. Woolsey.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.