Form 10-K/A
NEUROGEN CORP
filed 2005-04-29
CIK 849043

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [    ]

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

As of April 25, the registrant had 34,533,350 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Neurogen is filing this Form 10-K/A to amend Part III of the Annual Report filed on Form 10-K for the fiscal year ended December 31, 2004, which was previously filed with the Securities and Exchange Commission on March 11, 2005 (the "Form 10-K"), to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Neurogen will not file its proxy statement in connection with its annual meeting within 120 days of its fiscal year ended December 31, 2004. Neurogen is amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of its Form 10-K. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Director	Age	Principal Occupation	Director Since

Felix J. Baker, Ph.D.	36	Managing Member, Baker Bros. Advisors, LLC	May 1999

Julian C. Baker	38	Managing Member, Baker Bros. Advisors, LLC	May 1999

Eran Broshy	46	Chief Executive Officer and Director of Ventiv Health	July 2003

Robert N. Butler, M.D.	78	Chief Executive Officer and President, International Longevity Center-USA; Chairman of Geriatrics, Mount Sinai Medical Center	July 1989

Frank C. Carlucci	74	Chairman of the Board, Neurogen Corporation; Chairman Emeritus, The Carlyle Group	February 1989

Stephen R. Davis	44	Executive Vice President and Chief Business Officer, Neurogen Corporation	September 2001

Stewart Hen	38	Managing Director, Warburg Pincus LLC	April 2004

William H. Koster, Ph.D.	61	President and Chief Executive Officer, Neurogen Corporation	September 2001

Jonathan S. Leff	36	Managing Director, Warburg Pincus LLC	April 2004

Mark Novitch, M.D.	73	Former Vice Chairman of the Board, The Upjohn Company; Former Professor of Health Care Services, George Washington University Medical Center	December 1993

Craig Saxton, M.D.	62	Former Executive Vice President, Pfizer Global Research and Development and Vice President, Pfizer Inc.	January 2002

John Simon	62	Managing Director, Allen & Company LLC	May 1989

Suzanne H. Woolsey, Ph.D.	63	Founding Partner, Upstart Partners, LLC	January 1998

There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer of the Company other than Julian and Felix Baker, who are brothers.

Felix J. Baker, Ph.D., has served as a director of Neurogen Corporation since May 1999. Dr. Baker is a Managing Member of Baker Bros. Advisors, LLC, which he and his brother, Julian Baker, founded in 2000. Dr. Baker's firm manages Baker Brothers Investments, a family of long-term investment funds for major university endowments and foundations, which are focused on publicly traded life sciences companies. Dr. Baker's career as a fund-manager began in 1994 when he co-founded a biotechnology investing partnership with the Tisch Family, which led to the establishment in 2000 of Baker/Tisch Advisors, LLC. Dr. Baker is currently a Managing Member of Baker/Tisch Advisors. Dr. Baker holds a B.S. and a Ph.D. in Immunology from Stanford University, where he also completed two years of medical school. He is also a director of Trimeris, Inc., Conjuchem Inc., Seattle Genetics, Inc., and AnorMED Inc.

Julian C. Baker has served as a director of Neurogen Corporation since May 1999. Mr. Baker is a Managing Member of Baker Bros. Advisors, LLC, which he and his brother, Felix Baker, Ph.D., founded in 2000. Mr. Baker's firm manages Baker Brothers Investments, a family of long-term investment funds for major university endowments and foundations, which are focused on publicly traded life sciences companies. Mr. Baker's career as a fund-manager began in 1994 when he co-founded a biotechnology investing partnership with the Tisch Family, which led to the establishment in 2000 of Baker/Tisch Advisors, LLC. Mr. Baker is currently a Managing Member of Baker/Tisch Advisors. Previously, Mr. Baker was employed from 1988 to 1993 by the private equity investment arm of Credit Suisse First Boston Corporation. He is also a director of Incyte Corporation, Theravance, Inc. and Trimeris, Inc. Mr. Baker holds an A.B. magna cum laude from Harvard University.

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

Stewart Hen has served as director of Neurogen since April 2004 and is a Managing Director at Warburg Pincus LLC. He was appointed to fill a newly-created directorship on April 19, 2004, following the closing of the private placement transaction by which the Company issued $100 million of Common Stock to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family. Prior to joining Warburg Pincus, he was a management consultant at McKinsey & Company where he advised pharmaceutical and biotechnology companies on a range of strategic management issues. Prior to McKinsey, he worked at Merck in both Research & Development and Manufacturing. Mr. Hen holds an M.B.A. from The Wharton School, an M.S. in chemical engineering from the Massachusetts Institute of Technology, and a B.S. in chemical engineering from the University of Delaware. Mr. Hen is a director of Rib-X Pharmaceuticals and formerly of The Medicines Company, Triangle Pharmaceuticals and Synaptic Pharmaceuticals. He also serves on the Health Care & Sciences Group of the New York City Investment Fund.

William H. Koster, Ph.D., joined Neurogen as President and CEO in September 2001. Prior to joining Neurogen, Dr. Koster worked for approximately 30 years in drug discovery and development with Bristol-Myers Squibb Company (BMS) and E.R. Squibb & Sons, Inc., which merged with Bristol-Myers in 1989. In his most recent position, Dr. Koster was Bristol-Myers' Senior Vice President for Science and Technology Strategy and Acquisition, heading up the company's external science and technology strategy, scientific intelligence, intellectual property and science policy functions. In addition, he was responsible for leading the R&D acquisition and integration team involved in the agreement to purchase and merge the R&D functions of DuPont Pharmaceutical Company into BMS. He was based at Bristol-Myers' headquarters in Princeton, N.J. Dr. Koster has served as a member of the Keystone Symposia Scientific Advisory Board and the Board of the Robert Wood Johnson Health Care Corporation and currently serves on the National Council for Harvard Medicine. Dr. Koster holds an undergraduate degree in chemistry from Colby College and a Ph.D. in organic chemistry from Tufts University.

Jonathan S. Leff has served as director of Neurogen since April 2004 and is a Managing Director at Warburg Pincus LLC. He was appointed to fill a newly-created directorship on April 19, 2004, following the closing of the private placement transaction by which the Company issued $100 million of Common Stock to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family. He has been with Warburg Pincus LLC, a private equity investment firm, since 1996 where he currently serves as Managing Director. Prior to becoming Managing Director, Mr. Leff worked at Warburg Pincus LLC as a Vice President from January 1999 to December 1999 and as an Associate from July 1996 to December 1998. Mr. Leff is a Director of Intermune, Inc., Transkaryotic Therapies and ZymoGenetics, Inc., all of which are biotechnology companies. He also serves as a Director of several private biotechnology companies.

Mark Novitch, M.D., has served as a director of Neurogen since December 1993. Dr. Novitch was Professor of Health Care Sciences at The George Washington University from 1994 to 1997 and Adjunct Professor from 1997 to 2001. He worked in senior executive positions at The Upjohn Company from 1985 until his retirement as Vice Chairman of the Board in 1993. Dr. Novitch served at the United States Food and Drug Administration as Deputy Commissioner and as Acting Commissioner from 1983 to 1984. Dr. Novitch is a director of Alteon, Inc., Guidant Corporation and KOS Pharmaceuticals, Inc.

Craig Saxton, M.D., has served as a director since January 2002 and Chairman of the Board of Neurogen since December 2004. From 1993 until his retirement in 2001, Dr. Saxton was Vice President of Pfizer Inc and Executive Vice President, Pfizer Global Research and Development at Pfizer's Research and Development headquarters in Groton, Connecticut. He held a variety of executive and research posts at Pfizer over a 25-year span. Dr. Saxton earned his B.S. in Anatomy in 1962 and his M.D. in 1965 from Leeds University in the U.K. After internship and residency in Medicine, he was a Research Fellow in Cardiovascular Research at the University of Leeds, and subsequently undertook research in Applied Physiology at the Royal Air Force Institute of Aviation Medicine and Physiology in Farnborough, U.K. Dr. Saxton is on the Scientific Board of the African Medical and Research Foundation in New York, and a member of the American Academy of Pharmaceutical Physicians and the Connecticut Academy of Science and Engineering.

John Simon, Ph.D., has served as a director of Neurogen since May 1989. Mr. Simon has been a Managing Director of the investment banking firm of Allen & Company, LLC since 1982.

Suzanne H. Woolsey, Ph.D., has served as a director of Neurogen since January 1998. From 1993 to 2000, Dr. Woolsey was Chief Operating Officer of the National Academy of Sciences/National Research Council ("NAS/NRC"), an independent, federally chartered policy institution. From May 2000 to 2003, Dr. Woolsey served as Chief Communications Officer at the NAS/NRC. She is a founding partner of the Upstart Partners, LLC (2000 to present). Prior to serving as Chief Operating Officer, Dr. Woolsey served as the Executive Director of the Commission on Behavioral and Social Sciences and Education at the National Academy of Sciences/National Research Council. Dr. Woolsey also serves on the Board of Trustees for mutual funds distributed by Van Kampen Funds, Inc. and on the Board of Directors of the Fluor Corporation. From 1980 to 1989, Dr. Woolsey served as a Consulting Partner at Coopers and Lybrand, an accounting firm, where she developed and directed the firm's consulting practice with healthcare institutions, research organizations, major research universities and corporate general counsels. Dr. Woolsey holds a Ph.D. in clinical and social psychology from Harvard University.

In addition to Dr. Koster and Mr. Davis, the other executive officers of the Company who are appointed by and serve at the discretion of the Board of Directors are as follows:

Name	Age	Company Position	Officer Since

Bertrand L. Chenard, Ph.D.	49	Senior Vice President, Chemistry and Process Research	January 2005

Alan J. Hutchison, Ph.D.	51	Executive Vice President, Drug Discovery	June 1994

James E. Krause, Ph.D.	53	Senior Vice President, Biology	May 2002

Charles A. Ritrovato, Pharm.D.	42	Senior Vice President, Drug Development and Regulatory Affairs	May 2004

Bertrand L. Chenard, Ph.D., joined Neurogen as Vice President of Chemistry in 2001 and has been Senior Vice President of Chemistry and Process Research since January 2005. Before joining Neurogen, Dr. Chenard was employed at Pfizer Inc for 15 years, where he was a research advisor and project coordinator. He began his career in DuPont's Central Research Department as a research scientist in exploratory organic chemistry. Dr. Chenard holds a B.A. degree in chemistry from Central Connecticut State University, and a Ph.D. in organic chemistry from Ohio State University.

Alan J. Hutchison, Ph.D., has been Executive Vice President of Discovery Research since April 2002. Dr. Hutchison joined Neurogen in 1989 as Director of Chemistry and became Vice President of the Company in 1992 and a Senior Vice President in 1997. From 1981 through 1989, Dr. Hutchison was employed by Ciba Giegy, most recently as a Distinguished Research Fellow. Dr. Hutchison received his B.S. in Chemistry from Stevens Institute of Technology in 1975 and received his Ph.D. from Harvard University in 1979.

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

Charles A. Ritrovato, Pharm.D., joined Neurogen as Vice President, Drug Regulatory Affairs in 2002 and has been Senior Vice President of Drug Development and Regulatory Affairs since May 2004. From 1993 through 2002 Dr. Ritrovato was employed by Pfizer Global Research & Development, most recently as Senior Director, Worldwide Regulatory Affairs and Global Therapeutic Area Leader for Central Nervous System and Pain drug candidates. Dr. Ritrovato received his B.S. degree in Pharmacy from the University of Connecticut at Storrs and a Doctor of Pharmacy degree from the University of Rhode Island in Kingston.

Audit Committee

The Audit Committee, which consists of Messrs. Broshy, Novitch, Simon and Ms. Woolsey, serves as an independent and objective party to monitor the Company's financial reporting process and systems. The Committee recommends appointment of the Company's independent auditors and is primarily responsible for approving the services performed by the Company's independent auditors and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls. The Audit Committee held ten meetings during the last fiscal year. The Board of Directors has determined that all members of the Audit Committee are independent as that term is defined in Rules 4200(a)(15) and 4350(d)(2)(A) of the NASD rules and that John Simon qualifies as an audit committee financial expert as defined by Item 401(h)(2) of Regulation S‑K. Mr. Simon is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. A copy of the charter of the Audit Committee is available on the Company's website at www.neurogen.com.

Code of Ethics

Neurogen has adopted a code of ethics that applies to all of our officers and employees, including the Chief Business Officer and Vice President of Finance. A copy of Neurogen's code of ethics has been posted on our internet web site at www.neurogen.com. Neurogen intends to disclose any amendments to provisions of its code of ethics on its internet website at www.neurogen.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the forms required by Section 16(a) of the Securities Exchange Act of 1934, as amended, that have been received by the Company, the Company believes that all filing requirements for 2004 applicable to its officers, directors and beneficial owners of greater than ten percent of its Common Stock have been complied with, subject to the following exceptions: the Company filed one late Form 3 on behalf of Lai Foon Lee for the initial filing, and one late Form 4 on behalf of Robert Butler relating to the sale of Neurogen stock.

ITEM 11. EXECUTIVE COMPENSATION

Mr. Carlucci received an annual retainer of $50,000 for his services as Chairman of the Board, which ended on December 17, 2004, when he resigned as Chairman. Mr. Carlucci continues to serve as a member of the Board.

Dr. Saxton was appointed as Chairman of the Board on December 17, 2004. As Chairman, Dr. Saxton receives an annual retainer of $100,000. Since Dr. Saxton’s appointment as Chairman, he received a prorated retainer of $34,012 and will receive a further payment of $17,006 (making a total of $51,018) for the period of service ending with the 2005 Annual Meeting of Stockholders. In addition to his compensation as Chairman, Dr. Saxton receives an annual retainer of $25,000 for service as a Board member. Dr. Saxton also received a one-time payment of $24,000 in late 2004 for compensation in setting up a consulting committee. In addition, Dr. Saxton will receive an option to acquire 75,000 shares of common stock, subject to certain adjustments, and stockholder approval at the 2005 annual meeting, at the fair market value on the date he was appointed as Chairman, and a grant to purchase 25,000 shares of common stock, subject to certain adjustments and stockholder approval, at the fair market value on the date he was appointed as Chairman.

All non-employee directors receive an annual retainer of $25,000, paid in quarterly installments.

Each non-employee chair of the Executive, the Science, the Compensation, and the Governance Committees of the Board received a retainer of $5,000 for the 2004/2005 Term, paid in quarterly installments, with any Board member who chairs more than one committee receiving only one $5,000 retainer payment. Mr. J. Baker, Dr. Novitch, and Dr. Saxton each received $5,000 for the 2004/2005 Term for chairing the Executive, Governance, and Science Committees, respectively. Mr. Carlucci received a prorated retainer of $2,500 for chairing the Compensation Committee until January 1, 2005, on which date Mr. J. Baker was appointed as chair. The chair of the Audit Committee receives a retainer of $25,000 for the 2004/2005 Term, paid in quarterly installments. John Simon assumed the chair of the Audit Committee on May 3, 2004 and received a prorated fee of $5,753 for service as chair from that day to the start of the 2004/2005 Term.

Directors of the Company were reimbursed for out-of-pocket travel expenses in connection with their attendance at Board meetings and other activities on behalf of the Company.

Under the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (the "2000 Program"), effective April 2000 and amended July 15, 2002 and July 26, 2004, each current non-employee director receives quarterly an option to acquire 2,500 shares of common stock, subject to certain adjustments, at the fair market value on the date of such grant. In addition, the chair or co-chair of each of the Audit, Compensation, Executive, Governance and Science Committees receives an annual grant to purchase 2,500 shares of common stock, subject to certain adjustments, at the fair market value on the date of such grant, and each other Committee member receives an annual grant to purchase 1,500 shares of common stock, subject to certain adjustments, at the fair market value on the date of such grant, up to an annual maximum for each non-employee director of 5,000 shares total with respect to service on all Committees.

Compensation Committee Interlocks and Insider Participation

Messrs. Julian Baker, Carlucci, Hen, Saxton and Simon, all non-employee directors, constitute the Company’s Compensation Committee. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Officer Compensation

For the three years ended December 31, 2004, 2003, and 2002, the Company paid the amounts shown in the following table with respect to each of the named officers of the Company.

Summary Compensation Table

					Long-Term Compensation

		Annual Compensation			Awards

Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards (i)	Securities Underlying Options (a)	All Other Compen- sation (b)
		($)	($)	($)	($)	(#)	($)

William H. Koster	2004	422,280	168,912	-	-	120,000	15,072
President and Chief	2003	408,000	200,000	-	-	54,000	13,806
Executive Officer	2002	400,000	101,333	-	-	75,000	12,806

Alan J. Hutchison	2004	299,544	80,877	-	475,000	78,000	13,266
Executive Vice President	2003	292,238	87,671	-	-	31,500	12,996
Drug Discovery	2002	286,508	37,246	-	637,500	5,000	11,630

Stephen R. Davis	2004	298,073	86,441	10,997(d)	-	100,000	12,720
Executive Vice President	2003	287,993	97,917	11,235(e)	-	31,500	12,420
and Chief Business Officer	2002	269,152	34,990	12,156(f)	-	35,000	11,420

Kenneth R. Shaw (h)	2004	125,605(p)	-	16,549(j)	-	-	252,006(q)
Former Senior Vice President	2003	245,126	71,202	11,235(e)	-	27,000	630
Chemistry and Preclinical	2002	240,713	26,478	12,156(f)	58,050	15,000	630
Development

James V. Cassella (n)	2004	105,002(o)	-	-	-	-	11,670
Former Senior Vice President	2003	234,812	68,905	11,235	-	27,000	12,630
Clinical Research and	2002	219,450	19,751	12,156	58,050	15,000	11,630
Development

Charles A. Ritrovato	2004	235,240	47,205	22,350(k)	-	74,000	12,720
Senior Vice President	2003	203,000	90,600	22,395(l)	-	22,500	12,420
Drug Development and	2002	96,282(c)	10,000	2,471(m)	120,000	35,000	3,175
Regulatory Affairs

James E. Krause	2004	250,897	50,179	-	-	74,000	13,286
Senior Vice President	2003	244,378	70,985	-	-	27,000	12,966
Biology	2002	239,978	26,398	5,156(g)	58,050	15,000	11,966

  References to SARs in the Summary Compensation Table and all other tables herein have been omitted, since the Company has never issued SARs, although under the Neurogen Corporation 1993 Omnibus Incentive Plan it had the ability to do so.
  Includes premiums for life insurance, and matching contribution received from participation in the Company's 401(k) plan.
  The salary reported for Mr. Ritrovato is for the period from his hire date in July 2002 to December 2002.
  Includes $10,714 of forgiveness of loan, forgiveness of interest of $166 and income tax reimbursements of $117.
  Includes $10,714 of forgiveness of loan, forgiveness of interest of $305 and income tax reimbursements of $216.
  Includes $10,714 of forgiveness of loan, forgiveness of interest of $799 and income tax reimbursements of $643.
  Includes $5,000 of forgiveness of loan, forgiveness of interest of $87 and income tax reimbursements of $69.
  Dr. Shaw ceased to be an officer and his employment with the company terminated on July 15, 2004.
  As of December 31, 2004, an aggregate of 275,000 shares of restricted stock of the Company with a total value of $4,199,050 remained outstanding. Currently, Neurogen does not plan to pay dividends on any shares of common stock including this restricted stock.
  Represents the market value of restricted stock grants based upon the closing price of Neurogen stock on the date of grant as follows:
  Dr. Hutchison, 50,000 restricted shares granted April 22, 2002, $12.75 closing price on grant date (25,000 shares vest 4 years from grant date and 25,000 shares vest 5 years from grant date).
  Dr. Hutchison, 50,000 restricted shares granted May 21, 2004, $9.50 closing price on grant date, (30,000 shares vest 1 year from grant date and 20,000 shares vest 2 years from grant date).
  Dr. Shaw, 15,000 restricted shares granted December 19, 2002, $3.87 closing price on grant date (7,500 shares vest 4 years from grant date and 7,500 shares vest 5 years from grant date).
  Dr. Cassella, 15,000 restricted shares granted December 19, 2002, $3.87 closing price on grant date (7,500 shares vest 4 years from grant date and 7,500 shares vest 5 years from grant date).
  Dr. Ritrovato, 10,000 restricted shares granted May 1, 2002, $12.00, closing price on grant date (5,000 shares vest 4 years from grant date and 5,000 shares vest 5 years from grant date).
  Dr. Krause, 15,000 restricted shares granted December 19, 2002, $3.87 closing price on grant date (7,500 shares vest 4 years from grant date and 7,500 shares vest 5 years from grant date).
  Includes $16,549 of vacation pay received upon termination in July 2004.
  Includes $20,000 of forgiveness of loan, forgiveness of interest of $1,376 and income tax reimbursements of $974.
  Includes $20,000 of forgiveness of loan, forgiveness of interest of $1,403 and income tax reimbursements of $993.
  Includes forgiveness of interest of $1,371 and income tax reimbursements of $1,101.
  Dr. Cassella ceased to be an officer and his employment with the company terminated on June 4, 2004.
  The salary reported for Dr. Cassella is for the period from January 1, 2004 until his termination date of June 4, 2004.
  The salary reported for Dr. Shaw is for the period from January 1, 2004 until his termination date of July 15, 2004.
  In 2004 Dr. Shaw's other compensation includes $251,665 of compensation related to Dr. Shaw's termination pursuant to the termination provisions of his employment contract.

For the year ended December 31, 2004, the following tables summarize incentive compensation paid to the named officers.

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

					5%($)	10%($)

William H. Koster	30,000	2.52%	9.05	12/21/2010	92,336	209,479
	30,000	2.52%	9.05	12/21/2011	110,528	257,577
	30,000	2.52%	9.05	12/21/2012	129,629	310,484
	30,000	2.52%	9.05	12/21/2013	149,686	368,683
Alan J. Hutchison	12,500	1.05%	9.5	5/21/2010	40,386	91,623
	12,500	1.05%	9.5	5/21/2011	48,343	112,660
	12,500	1.05%	9.5	5/21/2012	56,698	135,801
	12,500	1.05%	9.5	5/21/2013	65,470	161,256
	50,000	4.20%	0	5/21/2014	0	0
	7,000	0.59%	9.05	12/21/2010	21,545	48,878
	7,000	0.59%	9.05	12/21/2011	25,790	60,101
	7,000	0.59%	9.05	12/21/2012	30,247	72,446
	7,000	0.59%	9.05	12/21/2013	34,927	86,026
Stephen R. Davis	25,000	2.10%	9.05	12/21/2010	76,947	174,566
	25,000	2.10%	9.05	12/21/2011	92,106	214,647
	25,000	2.10%	9.05	12/21/2012	108,024	258,737
	25,000	2.10%	9.05	12/21/2013	124,738	307,236
Charles A. Ritrovato	12,500	1.05%	9.5	5/21/2010	40,386	91,623
	12,500	1.05%	9.5	5/21/2011	48,343	112,660
	12,500	1.05%	9.5	5/21/2012	56,698	135,801
	12,500	1.05%	9.5	5/21/2013	65,470	161,256
	6,000	0.50%	9.05	12/21/2010	18,467	41,896
	6,000	0.50%	9.05	12/21/2011	22,106	51,515
	6,000	0.50%	9.05	12/21/2012	25,926	62,097
	6,000	0.50%	9.05	12/21/2013	29,937	73,737
James E. Krause	12,500	1.05%	9.5	5/21/2010	40,386	91,623
	12,500	1.05%	9.5	5/21/2011	48,343	112,660
	12,500	1.05%	9.5	5/21/2012	56,698	135,801
	12,500	1.05%	9.5	5/21/2013	65,470	161,256
	6,000	0.50%	9.05	12/21/2010	18,467	41,896
	6,000	0.50%	9.05	12/21/2011	22,106	51,515
	6,000	0.50%	9.05	12/21/2012	25,926	62,097
	6,000	0.50%	9.05	12/21/2013	29,937	73,737

________

(a) All options vest ratably each year on the anniversary of the date of grant over a four year period and expire five years from each vesting date. All the above options are subject to earlier expiration in connection with termination of employment.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($) (a)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable / Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End($)(a) Exercisable / Unexercisable

William H. Koster	-	-	294,750 / 354,250	172,395 / 224,985
Alan J. Hutchison	34,982	91,604	235,375 / 112,875	18,214 / 35,871
Stephen R. Davis	17,500	90,650	139,875 / 141,125	4,489 / 140,541
Kenneth R. Shaw	-	-	138,750 / 0	20,588 / 0
James V. Cassella	26,125	49,722	115,750 / 0	2,625 / 0
Charles A. Ritrovato	-	-	20,625 / 110,875	30,656 / 44,509
James E. Krause	-	-	113,502/ 108,000	45,023 / 60,158

________
(a) Difference between option price and fair market value of the shares at time of exercise.

Terms and Conditions of Certain Employment and Severance Agreements

William H. Koster

The compensation package for William H. Koster, as President and Chief Executive Officer, includes a salary paid pursuant to a three year renewable employment agreement between Dr. Koster and the Company effective September 4, 2001. The agreement was most recently extended for an additional one-year term as of September 4, 2004. Under such agreement, Dr. Koster's base salary of $400,000 per annum in 2002 was increased to $408,000 effective January 1, 2003, increased to $422,280 effective January 1, 2004 and increased to $433,893 effective January 1, 2005. Such increase was, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Dr. Koster from competing with the Company for the term of the agreement and for a two year period after termination of his employment. The employment agreement also provides for additional payments to be made to Dr. Koster upon his termination of employment for the following reasons:

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

Alan J. Hutchison

The compensation package for Alan J. Hutchison, as Executive Vice President—Drug Discovery of Neurogen, includes a salary paid pursuant to a two-year renewable employment agreement between Dr. Hutchison and the Company effective December 1, 1997. The agreement was most recently extended for an additional two-year term as of December 1, 2003. Under such agreement, Dr. Hutchison's base salary of $292,238 per annum in 2003 was increased to $299,544 effective January 1, 2004 and increased to $307,782 effective January 1, 2005. Such increase was, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Dr. Hutchison from competing with the Company for the term of the agreement and, under certain conditions, for a period of one year after termination of his employment with the Company. The employment agreement also provides for additional payments to be made to Dr. Hutchison upon his termination of employment for the following reasons:

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

Stephen R. Davis

The compensation package for Stephen R. Davis, Executive Vice President and Chief Business Officer of Neurogen, includes a salary paid pursuant to a two-year renewable employment agreement between Mr. Davis and the Company effective December 1, 1997. The agreement was most recently extended for an additional two-year term as of December 1, 2003. Under such agreement, Mr. Davis' base salary of $287,993 per annum in 2003 was increased to $298,072 effective January 1, 2004 and increased to $306,270 effective January 1, 2005. Such increase was, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Mr. Davis from competing with the Company for the term of the agreement and, under certain conditions, for a period of one year after termination of his employment with the Company. The employment agreement also provides for additional payments to be made to Mr. Davis upon his termination of employment for the following reasons:

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

Kenneth R. Shaw

The compensation package for Kenneth R. Shaw, Senior Vice President—Chemistry and Preclinical Development, included a salary paid pursuant to a two-year renewable employment agreement between Dr. Shaw and the Company effective December 1, 1999. The agreement was extended for an additional two-year term as of December 1, 2003. Under such agreement, Dr. Shaw's base salary of $245,527 per annum in 2003 was increased to $251,665 effective January 1, 2004. In July 2004, Dr. Shaw's employment with the company terminated. Under the termination clause of Dr. Shaw's employment agreement, he received a lump sum payment of $251,665 from the Company, representing one year's salary at time of termination.

James V. Cassella

The compensation package for James V. Cassella, Senior Vice President—Clinical Research and Development of Neurogen, included a salary paid pursuant to a two-year renewable employment agreement between Dr. Cassella and the Company effective August 1, 2001. Under such agreement, Dr. Cassella's base salary of $219,450 per annum in 2002 was increased to $234,812 effective January 1, 2003 and increased to $243,030 effective January 1, 2004. In June 2004, Dr. Cassella terminated his employment with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of April 15, 2005, certain information with respect to the beneficial ownership of Common Stock by each person known by Neurogen to own beneficially more than five percent of its outstanding Common Stock, by each director and officer of Neurogen and by all directors and officers as a group:

Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Andrew H. Tisch (3)(4)	947,108	2.7%
Daniel R. Tisch (3)(4)	947,108	2.7%
James S. Tisch (3)(4)	947,108	2.7%
Thomas J. Tisch (3)(5)	1,247,108	3.6%
Joan H. Tisch	24,100	*
Warburg Pincus	8,571,429	24.8%
466 Lexington Avenue
New York, NY 10017
Pfizer Inc	2,846,000	8.2%
235 East 42nd Street
New York, NY 10017
Oppenheimer Funds	2,007,200	5.8%
498 Seventh Ave.
New York, NY 10018
Merck & Co., Inc.	1,783,252	5.2%
Hertford Road
Hoddesdon, Hertfordshire
EN11 9BU United Kingdom
Wellington Management Company, LLP	1,110,530	3.2%
75 State Street
Boston, MA 02109
William H. Koster, Ph.D. (6)	409,394	1.2%
Alan J. Hutchison, Ph.D. (7)	353,690	1.0%
Stephen R. Davis (8)	197,457	*
James E. Krause, Ph.D. (9)	147,054	*
Bertrand Chenard (10)	60,740	*
Charles Ritrovato (11)	51,947	*
Julian C. Baker (3) (12)	5,465,315	15.8%
Felix J. Baker, Ph.D. (3) (13)	5,452,974	15.8%
Frank Carlucci (14) (15)	198,516	*
John Simon, Ph.D. (16)(17)	123,839	*
Mark Novitch, Ph.D. (18)	100,052	*
Suzanne H. Woolsey, Ph.D. (20)(21)	63,269	*
Robert N. Butler, M.D. (22)	49,182	*
Craig Saxton, M.D. (19)	41,037	*
Eran Broshy (23)	24,801	*
Stewart Hen (24)	16,449	*
Jonathan S. Leff (25)	15,074	*
All officers and directors as a group (17 persons) (26)	7,386,291	20.5%

*Less than one percent (1%)
  Share ownership in each case includes shares issuable upon exercise of outstanding common stock options exercisable within 60 days of April 15, 2005.
  Percentage of the outstanding shares of Common Stock, treating as outstanding for each beneficial owner all shares of Common Stock which such beneficial owner has indicated are issuable under stock options exercisable within 60 days of April 15, 2005.
  The address of each person is 667 Madison Ave., New York, NY 10021, except for Daniel R. Tisch, whose address is 500 Park Ave., New York, NY 10022.
  Includes 947,108 shares as to which he has sole voting power and sole dispositive power.
  Includes 1,247,108 shares as to which he has sole voting power and sole dispositive power.
  Includes 294,750 shares of Common Stock that William H. Koster, Ph.D. has the right to acquire under stock options exercisable within 60 days of April 15, 2005 and 100,000 shares of restricted stock, of which 10,000 shares are vested and 10,000 shares are owned directly.
  Includes 247,875 shares of Common Stock that Alan J. Hutchison, Ph.D. has the right to acquire under stock options exercisable within 60 days of April 15, 2005 and 100,000 shares of unvested restricted stock.
  Includes 139,875 shares of Common Stock that Stephen R. Davis has the right to acquire under stock options exercisable within 60 days of April 15, 2005 and 50,000 shares of unvested restricted stock.
  Includes 126,002 shares of Common Stock that James E. Krause, Ph.D. has the right to acquire under stock options exercisable within 60 days of April 15, 2005 and 15,000 shares of unvested restricted stock.
  Includes 55,875 shares of Common Stock that Bertrand Chenard, Ph.D. has the right to acquire under stock options exercisable within 60 days of April 15, 2005.
  Includes 38,125 shares of Common Stock that Charles Ritrovato, Pharm.D. has the right to acquire under stock options exercisable within 60 days of April 15, 2005 and 10,000 shares of unvested restricted stock.
  Includes 5,384,499 shares as to which he has shared voting power and shared dispositive power and 64,616 shares of Common Stock that he has the right to acquire under stock options exercisable within 60 days of April 15, 2005 and 16,200 shares as to which he has sole voting power.
  Includes 5,384,499 shares as to which he has shared voting power and shared dispositive power and 63,783 shares of Common Stock that he has the right to acquire under stock options exercisable within 60 days of April 15, 2005 and 4,692 shares as to which he has sole voting power.
  Includes 40,000 shares of Common Stock owned by Frank Carlucci's wife.
  Includes 67,191 shares of Common Stock that Frank Carlucci has the right to acquire under stock options exercisable within 60 days of April 15, 2005.
  Does not include shares of Common Stock held by Allen & Company Incorporated and by persons and entities which may be deemed to be affiliated with Allen & Company Incorporated, of which shares John Simon disclaims beneficial ownership.
  Includes 65,335 shares of Common Stock that John Simon has the right to acquire under stock options exercisable within 60 days of April 15, 2005.
  Includes 64,643 shares of Common Stock that Mark Novitch, M.D., has the right to acquire under stock options exercisable within 60 days of April 15, 2005.
  Includes 41,037 shares of Common Stock that Craig Saxton, M.D., has the right to acquire under stock options exercisable within 60 days of April 15, 2005.
  Includes 31,500 shares of Common Stock that Suzanne H. Woolsey, Ph.D., has the right to acquire under stock options exercisable within 60 days of April 15, 2005.
  Includes 31,769 shares of Common Stock that the Suzanne H. Woolsey Trust has the right to acquire under stock options exercisable within 60 days of April 15, 2005.
  Includes 47,182 shares of Common Stock that Robert N. Butler, M.D., has the right to acquire under stock options exercisable within 60 days of April 15, 2005.
  Includes 24,801 shares of Common Stock that Eran Broshy has the right to acquire under stock options exercisable within 60 days of April 15, 2005.
  Includes 16,449 shares of Common Stock that Stewart Hen has the right to acquire under stock options exercisable within 60 days of April 15, 2005.
  Includes 15,074 shares of Common Stock that Jonathan S. Leff has the right to acquire under stock options exercisable within 60 days of April 15, 2005.
  Includes 1,435,882 shares of Common Stock that officers and directors have the right to acquire under stock options exercisable within 60 days of April 15, 2005.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2001, the Company made a recourse loan to William H. Koster, President and Chief Executive Officer, in the amount of $86,382 for the payment of taxes related to the vesting of certain shares of restricted stock granted to Dr. Koster upon his hiring date. The loan is payable in full plus interest at an annual rate of 4.76% upon the occurrence of the earlier of five years from the date of issuance or the termination of Dr. Koster's employment and is secured by the restricted shares. The amount currently outstanding as of March 31, 2005, including accrued interest, is $102,195.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and All Other Fees

The aggregate fees billed for professional services rendered by the Company's independent registered public accountants, PricewaterhouseCoopers LLP for 2004 and 2003 were as follows:

Audit Fees. The aggregate fees for the audit of the Company's annual consolidated financial statements (including Sarbannes-Oxley Section 404 requirements in 2004), reviews of the quarterly consolidated financial statements included in Forms 10-Q, and services provided in connection with regulatory filings were $460,700 and $118,620 for 2004 and 2003, respectively.

Audit-Related Fees. The aggregate fees related to the performance of the audits and reviews of the Company's employee benefit plans and consultation concerning financial accounting and reporting standards were $40,590 and $15,900 for 2004 and 2003, respectively. The 2004 fees included $14,600 for services related to the Company's research collaborations and $8,690 for accounting consultations.

Tax Fees. The aggregate fees related to professional services rendered for tax compliance were $24,010 and $20,050 for 2004 and 2003, respectively.

All Other Fees. No fees were billed by PricewaterhouseCoopers LLP during 2004 or 2003 other than fees for professional services reported above as audit fees, audit-related fees and tax fees.

The Audit Committee pre-approves audit and other permitted non-audit services provided by Neurogen's independent registered public accountants. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is based on estimated fees and billable services. The Audit Committee may also pre-approve particular services on a case-by-case basis. Neurogen's independent registered public accountants and senior management periodically report to the Audit Committee the extent of services provided by the independent registered public accountants in accordance with pre-approval, and the fees for the services performed to date. In 2004, all of the fees for audit-related and tax fees were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/S/ STEPHEN R. DAVIS
Stephen R. Davis Executive Vice President and Chief Business Officer Date: April 29, 2005

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

10.9	Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.31 to Registration Statement No. 33-29709 on Form S‑1).

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

10.47	Neurogen Corporation Code of Business Conduct and Ethics, April 27, 2004 (incorporated by reference to Exhibit 14.1 of the Company's Form 10-K/A dated April 29, 2004).

10.48

Neurogen Corporation 2000 Non-Employee Directors Stock Option Program, as amended (incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on July 12, 2004).

10.49

Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Appendix D of the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on July 12, 2004).

10.50	Neurogen Corporation Audit Committee Charter ( May 19, 2004) (incorporated by reference to Appendix E of the Company's Form DEF 14A dated July 12, 2004).

10.51

Form of Non-Qualified Stock Option Agreement for the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated December 20, 2004).

10.52

Form of Incentive Stock Option Agreement for the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated December 20, 2004).

10.53

Form of Non-Qualified Stock Option Agreement for the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated December 20, 2004).

10.54

Form of Restricted Share Award Agreement for the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K dated December 20, 2004).

21.1	Subsidiary of the registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

31.1 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

Unless otherwise noted, exhibits were filed with the Form 10-K filed on March 11, 2005.