Form 10-Q
period 2005-03-31
NEUROGEN CORP
filed 2005-05-09
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes X No _

As of May 1, 2005 the registrant had 34,533,350 shares of Common Stock outstanding.

FORM 10-Q
For the First Quarter Ended
March 31, 2005

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NEUROGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(UNAUDITED)

	March 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$ 4,436	$ 14,831
Marketable securities	136,502	136,954
Receivables from corporate partners	182	286
Other current assets, net	2,144	2,524

Total current assets	143,264	154,595

Property, plant & equipment:
Land, building and improvements	31,305	31,300
Equipment and furniture	17,264	16,717
Construction in progress	47	-

	48,616	48,017
Less accumulated depreciation and amortization	19,688	19,109

Net property, plant and equipment	28,928	28,908

Other assets, net	294	320

Total assets	$ 172,486	$ 183,823

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,897	$ 4,303
Unearned revenue from corporate partners, current portion	3,625	4,675
Current portion of loans payable	1,419	1,414

Total current liabilities	8,941	10,392

Unearned revenue from corporate partners, net of current portion	9,939	10,845
Loans payable, net of current portion	11,507	11,864

Total liabilities	30,387	33,101

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 50,000 shares; issued and outstanding 34,511 and
34,493 shares at March 31, 2005 and December 31, 2004, respectively	863	862
Additional paid-in capital	293,743	293,527
Accumulated deficit	(149,612)	(141,546)
Deferred compensation	(963)	(1,260)
Accumulated other comprehensive income	(1,932)	(861)

	142,099	150,722

Total liabilities and stockholders' equity	$ 172,486	$ 183,823

See accompanying notes to consolidated financial statements

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Operating revenues:
License fees	$ 906	$ 1,250
Research and development	1,050	1,902

Total operating revenues	1,956	3,152

Operating expenses:
Research and development:
Stock compensation	244	74
Other research and development	8,241	8,755

Total research and development	8,485	8,829

General and administrative:
Stock compensation	153	155
Other general and administrative	2,178	1,700

Total general and administrative	2,331	1,855

Total operating expenses	10,816	10,684

Operating loss	(8,860)	(7,532)

Other income (expense):
Investment and other income	983	655
Interest expense	(189)	(187)

Total other income, net	794	468

Net loss	$ (8,066)	$ (7,064)

Basic and diluted loss per share	$ (0.24)	$ (0.36)

Shares used in calculation of loss per share:
Basic and diluted	34,243	19,409

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Cash flows from operating activities:
Net loss	$(8,066)	$(7,064)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	581	676
Stock compensation expense	397	230
Loss on disposal of assets	-	12
Other non-cash expense	440	269

Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(406)	(601)
Decrease in unearned revenue from corporate partners	(1,956)	(1,250)
Decrease in receivables from corporate partners	104	15,802
Decrease in other assets, net	381	269

Net cash (used in) provided by operating activities	(8,525)	8,343

Cash flows from investing activities:
Purchases of property, plant and equipment	(601)	(440)
Purchases of marketable securities	(19,803)	(39,271)
Maturities and sales of marketable securities	18,851	21,185
Proceeds from sales of assets	-	15

Net cash used in investing activities	(1,553)	(18,511)

Cash flows from financing activities:
Principal payments under loans payable	(352)	(1,923)
Exercise of employee stock options	35	23
Proceeds from sale of common stock	-	14,958

Net cash (used in) provided by financing activities	(317)	13,058

Net (decrease) increase in cash and cash equivalents	(10,395)	2,890
Cash and cash equivalents at beginning of year	14,831	9,391

Cash and cash equivalents at end of period	$4,436	$12,281

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited consolidated financial statements have been prepared from the books and records of Neurogen Corporation ("Neurogen" or the "Company") in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position and operations have been included. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the significant accounting policies described in Note 1, for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

(2) COMPREHENSIVE LOSS
Comprehensive loss for the three-month periods ended March 31, 2005 and 2004 was $9,137,000 and $6,862,000, respectively. The differences between net loss and comprehensive net loss are due to changes in the net unrealized gain or loss on marketable securities.

(3) STOCK-BASED COMPENSATION
The Company accounts for grants of stock options and restricted stock utilizing the intrinsic value method in accordance with Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the options when the option grants have an exercise price equal to the fair market value at the date of grant. The Company grants incentive and non-qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company has also issued restricted stock to key executives and records an expense over the vesting periods. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The adoption of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which will become effective for the Company's fiscal year beginning January 1, 2006, will significantly change the way the Company accounts for grants of stock options. This new pronouncement and its potential impact are discussed in the section titled "Recently Issued Accounting Pronouncements."

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

As of March 31, 2005, compensation expense has not been recognized for outstanding stock option grants, except as noted above. Had compensation cost for the Company's outstanding stock option grants been determined based on the fair value at the grant date for awards in current and prior years consistent with the provisions of SFAS No.123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Net loss as reported	$(8,066)	$(7,064)
Stock-based compensation for grants of stock options included
in reported net loss	104	12
Total stock-based compensation expense determined under fair value-based method for all awards, including consultant
compensation	(1,791)	(1,401)

Net loss pro forma	$(9,753)	$(8,453)
Basic and diluted loss per share as reported	$(.24)	$(.36)
Basic and diluted loss per share-pro forma	$(.28)	$(.44)

In calculating the stock compensation expense above, the Black-Scholes method was used with the following assumptions in order to calculate the fair value of the options granted during the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Expected life	5 years	5 years
Risk-free interest rate	4.2%	2.8%
Volatility	81%	87%
Expected dividend yield	0%	0%

The stock-based compensation for grants of stock options in the above table does not include restricted stock expense of $293,000 and $205,000 recorded during the three months ended March 31, 2005 and 2004, respectively. These amounts were reported in the net loss during each period as a part of stock compensation expense. Stock compensation expense reported on the statement of operations included $104,000 and $12,000 in the three month periods ended March 31, 2005 and 2004, respectively, for options granted to consultants and $12,000 in the three months ended March 31, 2004, related to certain employee options granted in December 1997.

As additional options are expected to be granted in future years and as the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

(4) NET LOSS PER COMMON SHARE
The Company computes and presents net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share was based on the weighted average number of shares outstanding during the period. Diluted loss per share for the same periods was based on the weighted average number of shares outstanding during the period without consideration of any dilutive effect of stock options, since the Company has incurred a net loss for all periods presented and the effect of potential common share equivalents would have been anti-dilutive. Total stock options outstanding (including both exercisable and non-exercisable) as of March 31, 2005 and 2004 were 5,977,420 and 5,374,306, respectively. These options represented all potentially dilutive securities excluded for the calculation of diluted earnings per share.

(5) COMMITMENTS AND CONTINGENCIES
In the second quarter of 2004, the Company was informed that the Connecticut Department of Environmental Protection (the "DEP") is considering taking action against the Company as a result of incidents where the Company's wastewater monitoring systems indicated that the wastewater pH limits of the Company's wastewater discharge permit had been exceeded. However, no formal communication has been received from the DEP as of the date of this filing. The actions the DEP could take include, but are not limited to, fines, penalties, remedial action and future additional monitoring activities. At this time, the Company does not have enough information to enable it to estimate the cost, if any, of the DEP's actions and, accordingly, no amounts have been recorded in the accompanying financial statements for this matter. The Company is not aware of any negative environmental impacts resulting from these incidents but continues to upgrade its wastewater neutralization systems in an effort to prevent further incidents of this kind.

(6) GRANTS SUBJECT TO STOCKHOLDER APPROVAL
In December 2004, Dr. Craig Saxton was appointed Chairman of the Board of Directors, succeeding Mr. Frank Carlucci who retired as Chairman.  At the time of Mr. Saxton's appointment as Chairman, the Board of Directors approved a grant of 25,000 shares in restricted stock as well as stock options to purchase 75,000 shares at an exercise price of $9.05, subject to approval by the Company's stockholders at the 2005 annual meeting of a proposed amendment to the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (the "Plan"). The proposed amendment to the Plan would expand eligible participants under the Plan to include members of the Company's Board of Directors.  In accordance with the applicable accounting guidance, these grants are not deemed to have been made (nor the restricted shares issued) until the required stockholder approval is obtained. Therefore, as of March 31, 2005, these grants had not been accounted for in the Company's financial statements. When and if stockholder approval is obtained, and a measurement date is thereby established, the grants will be accounted for in accordance with prevailing accounting pronouncements.

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

Collaborative research agreements have been and are expected to continue to be an important source of funding for the Company. In addition, such arrangements not only drive current revenue (through the recognition of upfront and subsequent license fees, research funding and potential milestone payments), but over the longer term these arrangements may have a significant impact on potential future product revenues in the form of royalties if the agreements result in successful drug development and commercialization. The initiation, expiration and specific terms of such agreements have contributed to, and will continue to cause, significant fluctuations in the Company's recognized revenues and losses. While the Company expects that partnerships will continue to be an important component of its financing and development strategy, it believes that the private placement concluded in April 2004 will give it the flexibility to take selected drug programs further into the development process (than it has historically been able to do) before partnering.

In September 2004 Neurogen was notified by Aventis Pharmaceuticals, Inc. ("Aventis") that, as a result of the recent combination of Sanofi-Synthelabo and Aventis, the Company's collaboration with Aventis relating to corticotrophin releasing factor ("CRF")-based drugs (the "Aventis Agreement") would terminate on December 8, 2004. In accordance with the terms of the Aventis Agreement, Aventis was required to transfer to Neurogen all development and commercialization rights to CRF1 compounds subject to the collaboration.

In December 2004, Neurogen commenced Phase I human testing of the Company's leading proprietary drug candidate for insomnia, NG2-73. Phase I studies to explore the safety and pharmacokinetics of NG2-73 are currently progressing.

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

Three Months Ended March 31, 2005 and 2004
The Company's operating revenues for the three months ended March 31, 2005 were $2.0 million as compared to $3.2 million for the comparable period in 2004. The $1.2 million decrease in 2005 was due to decreases of $0.5 million in license fees and $0.9 million in research funding as a result of the termination of the Company's research collaboration with Aventis (discussed above), offset by a $0.2 million increase in license fees from the Merck Agreement (discussed below) related to the first anniversary license payment of $2.5 million received in December 2004. Revenue related to this license payment is being recognized ratably over the remaining expected term (4 years) of the Merck Agreement.

Research and development expenses, excluding non-cash stock compensation charges, for the three months ended March 31, 2005 were $8.2 million compared to $8.8 million for the comparable period in 2004. The $0.6 million, or 6%, decrease was due to the timing of preclinical and clinical development expenses. Outsourced development costs decreased by $0.5 million, due to expenses incurred in the first quarter of 2004 for chemical synthesis and research studies related to the insomnia and obesity/diabetes programs. In addition, expenses associated with clinical trials decreased by $0.3 million, as the costs incurred in the quarter ended March 31, 2005 for the Company's Phase I clinical trials for NG2-73 for insomnia were relatively lower than the expenses related to the Company's exploratory Phase IIa clinical trials for NGD 2000-1 for the comparable period in 2004. These decreases in development costs, which are expected to be temporary, were partially offset by increased research costs, such as laboratory supplies and compensation, and also to higher recruitment expenses. The Company expects development spending to increase during the year as it continues to advance its preclinical and clinical development efforts. The research and development staff levels increased by 6% during the three months ended March 31, 2005, as compared to the same period in 2004. Research and development expenses were 79% and 84% of total operating expenses for the three month periods ended March 31, 2005 and 2004, respectively, excluding non-cash stock compensation charges.

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

General and administrative expenses, excluding non-cash stock compensation charges, for the three months ended March 31, 2005 were $2.2 million compared to $1.7 million for the comparable period in 2004. The $0.5 million or 28% increase was due to increases of $0.2 million in legal fees, $0.1 million in audit and consultant fees related to Sarbanes-Oxley Act compliance, and $0.1 million in compensation and other consulting expenses.

The research and development stock compensation cost included $0.1 million for the fair value of fully vested grants of options to several consultants made in the three month period ended March 31, 2005. The remaining stock compensation expense portion of research and development and general and administrative expenses was composed of continuing non-cash charges for grants of certain stock awards in prior years to several officers of the Company and to consultants. A portion of the 2004 stock compensation charges (related to certain awards granted in 1997 that were fully vested by December 31, 2004) was accounted for using the variable method of accounting.

Other income, net of interest expense, was $0.8 million for the three months ended March 31, 2005 compared to $0.5 million for the same period in 2004. The $0.3 million or 70% increase was primarily due to an increase in interest income on higher marketable securities for the first three months of 2005 as compared to the same period in 2004.

The Company recognized a net loss of $8.1 million for the three months ended March 31, 2005 compared to $7.1 million for the same period in 2004. The $1.0 million or 14% increase in net loss was due primarily to the decrease in operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At March 31, 2005 and December 31, 2004, cash, cash equivalents and marketable securities in the aggregate were $140.9 million and $151.8 million, respectively. A total amount of $88.8 million of the marketable securities at March 31, 2005, has maturities greater than one year. However, the Company can and may liquidate such investments prior to maturity to meet its strategic and/or investment objectives.

The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of operating needs and financing events. The Company plans to use its cash, cash equivalents and marketable securities to selectively advance drug research and development programs internally to more advanced stages than it has historically done before considering partnership arrangements. Neurogen believes this may allow it to retain a greater portion of commercial rights, potentially establish more valuable partnerships, and retain greater control over the drug development process. The Company also intends to use the proceeds to more fully exploit the capabilities of its drug discovery platform and to enhance its capacity to pursue new drug targets, as well as fund general and corporate overhead.

Evaluation of Investments for Other-Than-Temporary Impairment

The fair value of the Company's marketable securities is subject to volatility and change. The Company considers its investment portfolio to be available-for-sale securities as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value with the unrealized gains/losses reported as other comprehensive income. Classifications of the Company's marketable securities as other than available-for-sale pursuant to SFAS No. 115 would possibly result in material impacts to the valuation of the securities and investment income.

The Company reviewed its marketable securities portfolio, which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, and investment-grade asset-backed securities and corporate debt obligations, for potential other-than-temporary impairment. Gross unrealized losses related to the Company's investments totaled $1.9 million (on aggregate fair value of $119 million for all investments in unrealized loss positions) as of March 31, 2005. Out of a total of 82 marketable securities held at March 31, 2005, only one has been in a continuous loss position for twelve months or more, and the related unrealized loss was insignificant. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality. Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

In arriving at the conclusions described above, the Company also considered the nature of the investments (U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed and corporate debt securities), current credit ratings and any movements in credit ratings, and maturity dates.

In November 2003 the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments" ("EITF Issue No. 03-1"). EITF Issue No. 03-1 provides new guidance for evaluating and recording impairment losses on debt and equity investments and new disclosure requirements related to those investments. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance included in EITF Issue No. 03-1, and this delay is still in effect as of March 31, 2005.

Debt Arrangements

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. ("CII"). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years, bearing various interest rates which approximated 3.6%-7.5% from 1999 through March 2005. Of these amounts borrowed, $8.7 million and $4.2 million remained outstanding as of March 31, 2005 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.5 million is due and payable in each of the next five years. Thereafter, the remaining aggregate balance of approximately $5.6 million is payable in regular installments until the scheduled maturity dates, including a balloon payment of $1.0 million on the mortgage loan upon maturity in December 2011. During the three months ended March 31, 2005, the Company made $0.4 million in principal repayments on outstanding loans, as compared to $1.9 million in the comparative period in 2004. The amount paid in 2004 included an additional $1.6 million principal payment to Webster Bank in exchange for amending the original loan agreement to remove a loan-to-value covenant.

As of March 31, 2005, Neurogen does not have any significant lease or capital expenditure commitments.

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

While the Company cannot accurately predict the time required or the cost involved in commercializing any one of its candidates, new drug development typically takes many years and tens or hundreds of millions of dollars. In addition, developing new drugs is an extremely uncertain process where most candidates fail and uncertain developments such as clinical or regulatory delays, side effects, undesirable drug properties or ineffectiveness of a drug candidate would slow or prevent the development of a product. If Neurogen or its partners are unable to commercialize one or more of the drugs that may result from its development programs, the Company may never achieve product revenues and may eventually be unable to continue operations. This result would cause its stockholders to lose all or a substantial portion of their investment.

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

Tax Benefits

As of December 31, 2004, the Company had approximately $153.5 million and $9.5 million of net operating loss and research and development credit carryforwards, respectively, available for federal income tax purposes, which are scheduled to expire in the years 2005 through 2024. The Company also had approximately $116.7 million of Connecticut State tax net operating loss carryforwards, which are scheduled to expire in the years 2020 through 2024, $0.2 million of Connecticut State incremental research and development credit carryforward that is scheduled to expire in 2014, and $5.3 million of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period. Due to "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods. Due partly to the changes in ownership that occurred during 2004, including those resulting from the $100.0 million private placement concluded in April 2004 and the Merck transaction in January 2004 (as discussed below) and changes in the ownership levels of other large stockholders, the Company believes it may be approaching or may have reached the level of ownership changes that will result in the Company being subject to an annual limitation. The Company applied to exchange 2001, 2002 and 2003 Connecticut research and development credits for cash proceeds under Connecticut tax law provisions effective at that time, resulting in the receipt of $0.3 million from the State of Connecticut in March 2005 for the exchange of the 2003 research and development credit and the receipt of $0.3 million in 2003 for the exchange of the 2002 and 2001 research and development credits.

COLLABORATIVE RESEARCH AGREEMENTS

Merck
In December 2003, Neurogen entered into a collaboration and license agreement (the "Merck Agreement") with Merck Sharp & Dohme Limited ("Merck") to research, develop, and commercialize small molecule medicines which work by targeting the vanilloid receptor ("VR1"), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Agreement, the Company received from Merck a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15.0 million. Merck has agreed, among other things, to fund a specified level of discovery and research resources for three years and to pay additional license fees on the first three anniversary dates of the collaboration. In December 2004 the Company received from Merck $2.5 million as the first of these anniversary license fees. Merck has the option to extend the discovery and research effort for up to an additional two years or to terminate the agreement after two years and transfer certain rights to the collaborative program to Neurogen. As of March 31, 2005, the Company has received $5.3 million of research funding and $3.0 million in milestone payments from Merck. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. Also under the agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

Pfizer
In 1994, Neurogen and Pfizer Inc. ("Pfizer") entered into a collaborative research agreement pursuant to which Pfizer made a $9.9 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended to December 2001) for Neurogen's research program for the development of GABA-based drugs for the treatment of sleep disorders. In return, Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based sleep disorder products developed in the joint research program under the collaboration. Pfizer and Neurogen have completed their assessment of data from Phase I human clinical studies conducted to date with a lead candidate from the collaboration, NGD 96-3, which entered clinical studies in 2002. Neurogen believes Pfizer is not actively developing the compound, and the companies are currently continuing discussions to explore various options to potentially advance the clinical development of NGD 96-3. Pfizer has the right to determine when to advance compounds in the clinical process, and the Company will receive milestone payments if specified development and regulatory objectives are achieved. In addition, Pfizer is required to pay the Company royalties based on net sales levels, if any, for such products.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

The discussion and analysis of financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Management makes estimates in the areas of revenue recognition, income taxes, stock-based compensation, and marketable securities, and bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. For a complete description of the Company's accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies," and "Notes to Consolidated Financial Statements" in Neurogen Corporation's Form 10-K for the year ended December 31, 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R (revised 2004), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is evaluating the requirements of the pronouncement and expects that the adoption of SFAS 123R will have a material impact on its results of operations and loss per share. The Company is currently reviewing the method of adoption, including the transition method, valuation methods and support for the assumptions that underlie the valuation of the awards. At the time of the Company's last 10-K filing, this guidance was to take effect beginning with the first interim or annual period after June 15, 2005. However, in April 2005, the Securities and Exchange Commission ("SEC") issued a new ruling that delayed the compliance date, and this guidance is now effective for the first interim or annual reporting period of an applicable company's first fiscal year beginning on or after June 15, 2005, and, as a result, the Company anticipates adopting the standard beginning in the first quarter of 2006.

In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and also provides the SEC's view regarding the valuation of share-based payment arrangements for public companies. As the Company continues to review the requirements of SFAS 123R, the views of the SEC as stated within SAB No. 107 will also be considered, as appropriate.

FORWARD-LOOKING STATEMENTS

Statements which are not historical facts, including statements about the Company's confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company's expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are "forward looking statements" within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company's drug candidates, the failure to attract or retain scientific management personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates which could slow or prevent product development efforts, competition within the Company's anticipated product markets, the Company's dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company's business, risk that patents and confidentiality agreements will not adequately protect the Company's intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company's products, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 2004, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company's investment portfolio includes investment grade debt instruments. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Increasing interest rates have led to a decline in market values of fixed-rate investments held as of March 31, 2005. The Company considers such impairment as temporary because of its ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

Capital market risk. The Company currently has no product revenues and is dependent on funds raised through other sources. One source of funding is through further equity offerings. The ability of the Company to raise funds in this manner is dependent upon capital market forces affecting the stock price of the Company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Business Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Business Officer concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Business Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable for the first quarter ended March 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable for the first quarter ended March 31, 2005.

Item 3. Defaults upon Senior Securities

Not applicable for the first quarter ended March 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable for the first quarter ended March 31, 2005.

Item 5. Other Information

None

Item 6. Exhibits

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

Stephen R. Davis Executive Vice President and Chief Business Officer Date: May 9, 2005