Form 10-Q
period 2005-06-30
NEUROGEN CORP
filed 2005-08-05
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes X No _

As of August 1, 2005 the registrant had 34,583,115 shares of Common Stock outstanding.

FORM 10-Q
For the Second Quarter Ended
June 30, 2005

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(UNAUDITED)

	June 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$ 3,898	$ 14,831
Marketable securities	129,946	136,954
Receivables from corporate partners	133	286
Other current assets, net	1,929	2,524

Total current assets	135,906	154,595

Property, plant & equipment:
Land, building and improvements	31,177	31,300
Equipment and furniture	17,718	16,717
Construction in progress	321	-

	49,216	48,017
Less accumulated depreciation and amortization	20,256	19,109

Net property, plant and equipment	28,960	28,908

Other assets, net:	226	320

Total assets	$ 165,092	$ 183,823

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 4,427	$ 4,303
Unearned revenue from corporate partners, current portion	3,625	4,675
Loans payable, current portion	1,424	1,414

Total current liabilities	9,476	10,392

Unearned revenue from corporate partners, net of current portion:	10,083	10,845
Loans payable, net of current portion:	11,149	11,864

Total liabilities	30,708	33,101

Commitments and Contingencies:

Stockholders' Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 50,000 shares; issued and outstanding 34,558 and
34,493 shares at June 30, 2005 and December 31, 2004, respectively	864	862
Additional paid-in capital	294,055	293,527
Accumulated deficit	(158,483)	(141,546)
Deferred compensation	(837)	(1,260)
Accumulated other comprehensive income	(1,215)	(861)

	134,384	150,722

Total liabilities and stockholders' equity	$ 165,092	$ 183,823

See accompanying notes to condensed consolidated financial statements

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Operating revenues:
License fees	$ 906	$ 1,250	$ 1,813	$ 2,500
Research and development	1,050	4,839	2,100	6,741

Total operating revenues	1,956	6,089	3,913	9,241

Operating expenses:
Research and development:
Stock compensation	127	25	372	100
Other research and development	9,451	8,806	17,692	17,560

Total research and development	9,578	8,831	18,064	17,660

General and administrative:
Stock compensation	173	151	326	306
Other general and administrative	1,893	1,833	4,070	3,533

Total general and administrative	2,066	1,984	4,396	3,839

Total operating expenses	11,644	10,815	22,460	21,499

Operating loss	(9,688)	(4,726)	(18,547)	(12,258)

Other income (expense):
Investment and other income	1,014	717	1,997	1,372
Interest expense	(197)	(170)	(387)	(357)

Total other income, net	817	547	1,610	1,015

Net loss	$ (8,871)	$ (4,179)	$ (16,937)	$ (11,243)

Basic and diluted loss per share	$ (0.26)	$ (0.13)	$ (0.49)	$ (0.44)

Shares used in calculation of loss per share:
Basic and diluted	34,276	31,135	34,260	25,272

See accompanying notes to condensed consolidated financial statements

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Cash flows from operating activities:
Net loss	$(16,937)	$(11,243)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation expense	1,292	1,367
Stock compensation expense	698	406
Loss on disposal of assets	4	16
Other non-cash expense	904	702

Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	124	317
Decrease in unearned revenue from corporate partners	(1,812)	(2,500)
Decrease in receivables from corporate partners	153	16,076
Decrease in other assets, net	640	58

Net cash (used in) provided by operating activities	(14,934)	5,199

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,348)	(798)
Purchases of marketable securities	(19,803)	(113,816)
Maturities and sales of marketable securities	25,820	28,076
Proceeds from sales of assets	-	15

Net cash provided by (used in) investing activities	4,669	(86,523)

Cash flows from financing activities:
Principal payments under loans payable	(705)	(2,271)
Exercise of employee stock options	37	149
Proceeds from sale of common stock	-	114,161

Net cash (used in) provided by financing activities	(668)	112,039

Net (decrease) increase in cash and cash equivalents	(10,933)	30,715
Cash and cash equivalents at beginning of year	14,831	9,391

Cash and cash equivalents at end of period	$3,898	$40,106

See accompanying notes to condensed consolidated financial statements

NEUROGEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
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

(2) COMPREHENSIVE LOSS
Comprehensive loss for the three-month periods ended June 30, 2005 and 2004 was $8,154,000 and $5,724,000, respectively. Comprehensive loss for the six-month periods ended June 30, 2005 and 2004 was $17,291,000 and $12,586,000, respectively. The differences between net loss and comprehensive net loss are due to changes in the net unrealized gain or loss on marketable securities.

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

The Company occasionally grants stock option awards to consultants. Such grants are accounted for by the Company pursuant to Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and, accordingly, recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period. The fair value of each award is estimated using the Black-Scholes model with certain weighted average assumptions.

As of June 30, 2005, compensation expense has not been recognized for outstanding stock option grants, except grants to consultants as noted above. Had compensation cost for the Company's outstanding stock option grants been determined based on the fair value at the grant date for awards in current and prior years consistent with the provisions of SFAS No.123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net loss as reported	$ (8,871)	$ (4,179)	$ (16,937)	$(11,243)
Stock-based compensation for grants
of stock options included in reported net loss	18	12	122	24
Total stock-based compensation expense
determined under fair value-based method
for all awards, including consultant
compensation	(1,643)	(1,606)	(3,433)	(3,007)

Net loss pro forma	$ (10,494)	$ (5,773)	$ (20,248)	$ (14,226)
Basic and diluted loss per share as reported	$ (.26)	$ (.13)	$ (.49)	$ (.44)
Basic and diluted loss per share-pro forma	$ (.31)	$ (.19)	$ (.59)	$ (.56)

In calculating the stock compensation expense above, the Black-Scholes method was used with the following assumptions in order to calculate the fair value of the options granted during the three months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004

Expected life	5 years	5 years
Risk-free interest rate	3.8%	3.9%
Volatility	77%	87%
Expected dividend yield	0%	0%

The composition of non-cash compensation expense for the three and six month periods ended June 30, 2005 and 2004 is summarized below (in thousands):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Restricted stock (net of forfeitures)	$ 282	$ 228	$ 576	$ 433
Options granted to consultants	18	12	122	24
1997 options (net of forfeitures)	-	(64)	-	(51)

Total stock-based compensation expense	$ 300	$ 176	$ 698	$ 406

The $(64,000) and $(51,000) credit to expense for the three and six month periods ended June 2004 resulted from adjustments to the value of certain employee options granted in 1997, which were subject to variable accounting (ending on December 31, 2004), and to forfeitures of these same options from a grantee whose employment terminated in June 2004.

As additional options are expected to be granted in future years and as the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

(4) NET LOSS PER COMMON SHARE
The Company computes and presents net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share was based on the weighted average number of shares outstanding during the period. Diluted loss per share for the same periods was based on the weighted average number of shares outstanding during the period without consideration of any dilutive effect of stock options, since the Company has incurred a net loss for all periods presented and the effect of potential common share equivalents would have been anti-dilutive. Total stock options outstanding (including both exercisable and non-exercisable) as of June 30, 2005 and 2004 were 6,290,394 and 5,838,638, respectively. These options represented all potentially dilutive securities excluded for the calculation of diluted earnings per share.

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

(6) GRANTS APPROVED BY STOCKHOLDERS
In December 2004, Dr. Craig Saxton was appointed Chairman of the Board of Directors, succeeding Mr. Frank Carlucci who retired as Chairman.  At the time of Dr. Saxton's appointment as Chairman, the Board of Directors approved a grant to Dr. Saxton of 25,000 shares of restricted stock as well as stock options to purchase 75,000 shares, subject to approval by the Company's stockholders at the 2005 annual meeting of a proposed amendment to the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (the "Plan"). The proposed amendment to the Plan sought to expand eligible participants under the Plan to include members of the Company's Board of Directors. On June 9, 2005, the proposed amendment was approved by the Company’s stockholders, and the restricted stock and stock options were granted under the Amended and Restated Neurogen Corporation 2001 Stock Option Plan.

(7) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is evaluating the requirements of the pronouncement and expects that the adoption of SFAS 123R will have a material impact on its results of operations and loss per share. The Company is currently reviewing the method of adoption, including the transition method, valuation methods and support for the assumptions that underlie the valuation of the awards. At the time of the Company's last 10-K filing, this guidance was to take effect beginning with the first interim or annual period after June 15, 2005. However, in April 2005, the Securities and Exchange Commission ("SEC") issued a new ruling that delayed the compliance date, and this guidance is now effective for the first interim or annual reporting period of an applicable company's first fiscal year beginning on or after June 15, 2005, and, as a result, the Company anticipates adopting the standard beginning in the first quarter of 2006.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle as well as to changes required by new accounting pronouncements, if those pronouncements are silent in regards to specific transition provisions.  SFAS 154 requires that retrospective application be applied to reflect a change in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not anticipated to be material to the Company's operating results or financial position.

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

Collaborative agreements have been and are expected to continue to be a source of funding for the Company. Such arrangements not only drive current revenue (through the recognition of upfront and subsequent license fees, research funding and potential milestone payments), but over the longer term these arrangements may have a significant impact on potential future product revenue in the form of royalties if the agreements result in successful drug development and commercialization. The initiation, expiration and specific terms of such agreements have contributed to, and will continue to cause, significant fluctuations in the Company’s recognized revenues and losses.

The Company believes that it has the flexibility, due to its current cash position, to selectively retain rights to its drug research and development programs to more advanced stages than it has historically done before considering partnership arrangements. Neurogen believes this may allow it to retain a greater portion of commercial rights, potentially establish more valuable partnerships, and retain greater control over the drug development process. The Company will continue to seek early stage partnerships for some programs. The decision of whether and when to partner a program is based on an analysis of development risk, resources required to complete registration requirements, and the amount of immediate versus long term return that could be extracted at each stage of development.

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

In June 2005 Neurogen appointed Dr. Stephen Uden, MB, to the newly created position of Executive Vice President, Head of Research & Development. Prior to joining Neurogen, Dr. Uden was Vice President, Development Site Head for Pfizer Global Research & Development, and at Neurogen he will lead the Company’s drug research and development efforts to maximize the potential of the Company’s research platform and drive drug programs to later stages of clinical development.

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

Three Months Ended June 30, 2005 and 2004
The Company's operating revenues for the three months ended June 30, 2005 were $2.0 million as compared to $6.1 million for the comparable period in 2004. The $4.1 million decrease in 2005 was primarily due to the achievement in 2004 of a preclinical milestone of $3.0 million from the Merck collaboration, which was recognized in the three month period ended June 30, 2004. Additionally, revenues were impacted by decreases of $0.5 million in license fees and $0.8 million in research funding, which resulted from the termination of the Company's research collaboration with Aventis (discussed above), offset by a $0.2 million increase in license fees from the Merck Agreement (discussed below). The increase in Merck revenues was related to a license payment of $2.5 million received in December 2004 upon the first anniversary of the signing of the Agreement. This license payment is being recognized over the remaining 4 years of the expected performance period).

Research and development expenses, excluding non-cash stock compensation charges, for the three months ended June 30, 2005 were $9.5 million compared to $8.8 million for the comparable period in 2004. The $0.7 million, or 7%, increase was due to the timing of preclinical and clinical development expenses. Outsourced development costs increased by $0.6 million, due to expenses incurred for chemical synthesis, formulation and testing related to the preclinical and clinical development of the MCH obesity/diabetes program and the GABA insomnia program. Expenses associated with clinical trials decreased by $0.2 million, as the costs incurred in the three month period ended June 30, 2005 for the Company's Phase I NG2-73 trials for insomnia were lower than the expenses related to the Company's exploratory Phase IIa clinical trials for NGD 2000-1 incurred in the comparable period in 2004. The Company expects development spending to continue to increase during the year as it advances its preclinical and clinical development efforts. Patent expenses increased by $0.1 million for the three months ended June 30, 2005 as compared to the same period in 2004 and were mostly related to the CRF program, which is now wholly-owned by the Company. Research and development staff levels increased by an average of 7% during the three months ended June 30, 2005, as compared to the same period in 2004. Research and development expenses, excluding non-cash stock compensation charges, were 83% of total operating expenses for both of the three month periods ended June 30, 2005 and 2004.

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

General and administrative expenses, excluding non-cash stock compensation charges, for the three months ended June 30, 2005 were $1.9 million compared to $1.8 million for the comparable period in 2004. The $0.1 million or 3% increase was due to increases in compensation and travel expenses.

The stock compensation cost consisted of continuing non-cash charges for grants of certain stock awards in prior and current years to several officers of the Company and to consultants. A portion of the 2004 stock compensation charges (related to certain awards granted in 1997 that were fully vested by December 31, 2004) was accounted for using the variable method of accounting. During the three month period ended June 30, 2004, unvested restricted stock and certain options (subject to the variable method of accounting) were forfeited by a former research and development employee who terminated during the quarter, resulting in a $0.1 million reduction in stock compensation expense.

Other income, net of interest expense, was $0.8 million for the three months ended June 30, 2005 compared to $0.5 million for the same period in 2004. The $0.3 million or 49% increase was due primarily to an increase in interest income reflecting rising interest rates.

The Company recognized a net loss of $8.9 million for the three months ended June 30, 2005 compared to $4.2 million for the same period in 2004. The $4.7 million or 112% increase in net loss was due primarily to the decrease in operating revenues discussed above.

Six Months Ended June 30, 2005 and 2004
The Company's operating revenues for the six months ended June 30, 2005 were $3.9 million compared to $9.2 million for the comparable period in 2004. The $5.3 million decrease in 2005 was due to decreases of $1.0 million in license fees and $1.6 million in research funding resulting from the termination of the Company's research collaboration with Aventis and to $3.0 million in milestone revenue from the Merck collaboration received and recognized in the six month period ended June 30, 2004. The decreases in revenue were partially offset by a $0.3 million increase in license fees from the Merck Agreement, which was related to the first anniversary license payment of $2.5 million received in December 2004 (which is being recognized over the remaining 4 years of the expected performance period).

Research and development expenses, excluding non-cash stock compensation charges, for the six months ended June 30, 2005 were $17.7 million compared to $17.6 million for the comparable period in 2004. The $0.1 million or 1% increase was the net effect of increases in costs of compound synthesis, formulation and testing, and outsourced scientific studies, to support the Company’s preclinical and clinical programs, as well as modest cost increases in compensation expense, laboratory supplies and other general research expenses, and an offsetting decrease of $0.9 million related to costs incurred in the comparable period of 2004 for exploratory Phase IIa clinical trials in the Company's C5a program (NGD 2000-1).

General and administrative expenses, excluding non-cash stock compensation charges, for the six months ended June 30, 2005 were $4.1 million compared to $3.5 million for the comparable period in 2004. The $0.6 million or 15% increase was primarily due to increases in salaries and benefits (for administrative personnel) of $0.1 million, legal expenses of $0.2 million, and audit and consulting expenses of $0.1 million.

The research and development stock compensation cost included expense for a restricted stock grant made to the Chairman of the Board and approved by stockholders in June 2005 and $0.1 million for the fair value of fully vested grants of options made in the six month period ended June 30, 2005 to several consultants who are members of Neurogen’s newly-formed Development and Commercialization Council, whose role is to assist the Company’s management and research teams in addressing scientific and strategic development and commercialization issues. The remaining stock compensation expense portion of research and development and general and administrative expenses consisted of continuing non-cash charges for grants of certain stock awards in prior years to several officers of the Company and to consultants. A portion of the 2004 stock compensation charges (related to certain awards granted in 1997 that were fully vested by December 31, 2004) was accounted for using the variable method of accounting. During the six month period ended June 30, 2004, unvested restricted stock and certain options (subject to the variable method of accounting) were forfeited by a former research and development employee whose employment terminated in the second quarter of 2004, resulting in a reversal of related stock compensation expense booked previously.

Other income, net of interest expense, was $1.6 million for the six months ended June 30, 2005 compared to $1.0 million for the same period in 2004. The $0.6 million or 59% increase in 2005 was primarily due to higher interest income resulting from a higher level of marketable securities and improved yields due to rising interest rates.

The Company recognized a net loss of $16.9 million for the six months ended June 30, 2005 compared to $11.2 million for the same period in 2004. The $5.7 million or 51% increase in net loss was due primarily to the decrease in operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At June 30, 2005 and December 31, 2004, cash, cash equivalents and marketable securities in the aggregate were $133.8 million and $151.8 million, respectively. A total amount of $78.8 million of the marketable securities at June 30, 2005, has maturities greater than one year. However, the Company can and may liquidate such investments prior to maturity to meet its operating, strategic and/or investment objectives. The Company’s combined cash and other short-term investments decreased in the first six months of 2005 due to funding of operating expenses and payments on outstanding loans (described below), partially offset by the receipt of $2.1 million in research funding from the Merck Agreement (discussed below).

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

The Company reviewed its marketable securities portfolio, which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, and investment-grade asset-backed securities and corporate debt obligations, for potential other-than-temporary impairment. Gross unrealized losses related to the Company's investments totaled $1.3 million (on aggregate fair value of $109.9 million for all investments in unrealized loss positions) as of June 30, 2005. Out of a total of 79 marketable securities held at June 30, 2005, 35 have been in a continuous loss position for twelve months or more, and the related unrealized loss was $0.7 million. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality. Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments.

For investments that mature in 2006 or earlier, the Company believes it has the ability and intent to hold the investments until a recovery of fair value up to (or beyond) the cost of the securities, which may not occur until maturity. The Company also believes that its current cash balance and anticipated proceeds from the sale or maturity of marketable securities and from the Merck collaboration will be sufficient to fund operations into the second half of 2007 (see Financing Activitiesand Liquidity section below). Unrealized losses related to securities that mature in 2007 and beyond, and that have been in continuous unrealized loss position for twelve months or more, amounted to $0.4 million, or 1.9 percent of the total value of such market securities as of June 30, 2005. Based on the relative insignificance of these continuous unrealized losses, the Company has not recorded any losses for other-than-temporary impairment at this time. If such unrealized losses continue, become more significant, or other circumstances change, the Company may record impairment losses on the investments in the future. In arriving at the conclusions described above, the Company considered the nature of the investments (U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed and corporate debt securities), current credit ratings and any movements in credit ratings, and maturity dates.

In November 2003 the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments" ("EITF Issue No. 03-1"). EITF Issue No. 03-1 provides new guidance for evaluating and recording impairment losses on debt and equity investments and new disclosure requirements related to those investments. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance included in EITF Issue No. 03-1, and this delay is still in effect as of June 30, 2005.

Debt Arrangements

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. ("CII"). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years, bearing various interest rates which ranged from 3.6% to 7.5% from 1999 through June 2005. Of these amounts borrowed, $8.5 million and $4.1 million remained outstanding as of June 30, 2005 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.5 million is due and payable in each of the next five years. Thereafter, the remaining aggregate balance of approximately $5.1 million is payable in regular installments until the scheduled maturity dates, including a balloon payment of $1.0 million on the mortgage loan upon maturity in December 2011. During the six months ended June 30, the Company made $0.7 million in principal repayments on outstanding loans, as compared to $2.3 million in the comparative period in 2004. The amount paid in 2004 included an additional $1.6 million principal payment to Webster Bank in exchange for amending the original loan agreement to remove a loan-to-value covenant.

As of June 30, 2005, Neurogen does not have any significant lease or capital expenditure commitments.

Financing Activities and Liquidity

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

Neurogen anticipates that its current cash balance, as supplemented by research funding and annual license payments pursuant to its collaborative research agreement with Merck, will be sufficient to fund its current and planned operations into the second half of 2007. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to: the progress of the Company's research and development programs; the timing and results of preclinical testing and clinical studies; the timing of regulatory approvals; determinations as to the commercial potential of its proposed products; the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. Many of these factors could significantly increase the Company's expenses and use of cash.

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

COLLABORATIVE RESEARCH AGREEMENTS

Merck
In December 2003, Neurogen entered into a collaboration and license agreement (the "Merck Agreement") with Merck Sharp & Dohme Limited ("Merck") to research, develop, and commercialize small molecule medicines which work by targeting the vanilloid receptor ("VR1"), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Agreement, the Company received from Merck a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15.0 million. Merck has agreed, among other things, to fund a specified level of discovery and research resources for three years and to pay additional license fees on the first three anniversary dates of the collaboration. In December 2004 the Company received from Merck $2.5 million as the first of these anniversary license fees. Merck has the option to extend the discovery and research effort for up to an additional two years or to terminate the agreement after two years and transfer certain rights to the collaborative program to Neurogen. As of June 30, 2005, the Company has received $7.4 million of research funding and $3.0 million in milestone payments from Merck. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. Also under the agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

Pfizer
In 1994, Neurogen and Pfizer Inc. ("Pfizer") entered into a collaborative research agreement pursuant to which Pfizer made a $9.9 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended to December 2001) for Neurogen's research program for the development of GABA-based drugs for the treatment of sleep disorders. In return, Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based sleep disorder products developed in the joint research program under the collaboration. Pfizer and Neurogen have completed their assessment of data from Phase I human clinical studies conducted to date with a lead candidate from the collaboration, NGD 96-3, which entered clinical studies in 2002. Neurogen believes Pfizer is not actively developing the compound, and the companies had discussions to explore various options to potentially advance the clinical development of NGD 96-3. Pfizer has the right to determine when to advance compounds in the clinical process, and the Company will receive milestone payments if specified development and regulatory objectives are achieved. In addition, Pfizer is required to pay the Company royalties based on net sales levels, if any, for such products.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is evaluating the requirements of the pronouncement and expects that the adoption of SFAS 123R will have a material impact on its results of operations and loss per share. The Company is currently reviewing the method of adoption, including the transition method, valuation methods and support for the assumptions that underlie the valuation of the awards. At the time of the Company's last 10-K filing, this guidance was to take effect beginning with the first interim or annual period after June 15, 2005. However, in April 2005, the Securities and Exchange Commission ("SEC") issued a new ruling that delayed the compliance date, and this guidance is now effective for the first interim or annual reporting period of an applicable company's first fiscal year beginning on or after June 15, 2005, and, as a result, the Company anticipates adopting the standard beginning in the first quarter of 2006.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle as well as to changes required by new accounting pronouncements, if those pronouncements are silent in regards to specific transition provisions.  SFAS 154 requires that retrospective application be applied to reflect a change in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not anticipated to be material to the Company's operating results or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company's investment portfolio includes investment grade debt instruments. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Increasing interest rates have led to a decline in market values of fixed-rate investments held as of June 30, 2005. The Company does not consider any of its current investments as "other-than-temporarily" impaired.

Capital market risk. The Company currently has no product revenues and is dependent on funds raised through other sources. One source of funding is through further equity offerings. The ability of the Company to raise funds in this manner is dependent upon capital market forces affecting the stock price of the Company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Operating Officer concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Operating Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable for the second quarter ended June 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable for the second quarter ended June 30, 2005.

Item 3. Defaults upon Senior Securities

Not applicable for the second quarter ended June 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

On June 9, 2005, the Company held its annual meeting of stockholders (i) to elect a board of twelve directors (Proposal 1); (ii) to adopt amendments to the Amended and Restated Neurogen Corporation 2001 Stock Option Plan, which include the addition of directors to be eligible for grants under the plan (Proposal 2); and (iii) to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the independent registered public accountants for the Company for the fiscal year ended December 31, 2005 (Proposal 3).

Proposal 1

The stockholders elected the persons named below, the Company's nominees for directors, as directors of the Company, casting votes in favor of such nominees or withholding votes as indicated:

	Votes in Favor	Votes Withheld

Felix J. Baker	29,753,414	1,051,228
Julian C. Baker	29,376,496	1,428,146
Eran Broshy	29,829,172	975,470
Robert N. Butler	29,825,923	978,719
Stephen R. Davis	29,820,772	983,870
Stewart Hen	29,526,879	1,277,763
William H. Koster	29,825,987	978,655
Jonathan S. Leff	29,747,133	1,057,509
Mark Novitch	29,826,058	978,584
Craig Saxton	29,538,610	1,266,032
John Simon	29,534,346	1,270,296
Suzanne H. Woolsey	29,829,072	975,570

The Stockholders approved Proposal 2, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained

Proposal 2	26,790,239	1,224,372	4,968

The Stockholders approved Proposal 3, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained

Proposal 3	30,793,550	9,742	1,350

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

Stephen R. Davis Executive Vice President and Chief Operating Officer Date: August 5, 2005