Form 10-Q
period 2005-09-30
NEUROGEN CORP
filed 2005-11-09
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes X No _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _ No X

As of November 4, 2005 the registrant had  34,583,312 shares of Common Stock outstanding.

FORM 10-Q
For the Third Quarter Ended
September 30, 2005

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$12,113	$14,831
Marketable securities	112,040	136,954
Receivables from corporate partners	198	286
Other current assets, net	2,102	2,524
Total current assets	126,453	154,595

Property, plant & equipment:
Land, building and improvements	31,392	31,300
Equipment and furniture	17,938	16,717
Construction in progress	100	-
	49,430	48,017
Less accumulated depreciation and amortization	20,809	19,109
Net property, plant and equipment	28,621	28,908

Other assets, net:	100	320
Total assets	$155,174	$183,823

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$5,389	$4,303
Unearned revenue from corporate partners, current portion	4,675	4,675
Loans payable, current portion	1,429	1,414
Total current liabilities	11,493	10,392

Unearned revenue from corporate partners, net of current portion:	8,126	10,845
Loans payable, net of current portion:	10,790	11,864
Total liabilities	30,409	33,101

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 50,000 shares; issued and outstanding 34,583 and
34,493 shares at September 30, 2005 and December 31, 2004, respectively	865	862
Additional paid-in capital	294,239	293,527
Accumulated deficit	(168,030)	(141,546)
Deferred compensation	(631)	(1,260)
Accumulated other comprehensive income	(1,678)	(861)
	124,765	150,722
Total liabilities and stockholders' equity	$155,174	$183,823

See accompanying notes to condensed consolidated financial statements

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Operating revenues:
License fees	$906	$2,463	$2,719	$4,963
Research and development	1,050	1,749	3,150	8,490
Total operating revenues	1,956	4,212	5,869	13,453

Operating expenses:
Research and development:
Stock compensation	70	80	441	180
Other research and development	10,600	7,293	28,292	24,854
Total research and development	10,670	7,373	28,733	25,034

General and administrative:
Stock compensation	137	149	463	454
Other general and administrative	1,858	2,009	5,929	5,542
Total general and administrative	1,995	2,158	6,392	5,996
Total operating expenses	12,665	9,531	35,125	31,030
Operating loss	(10,709)	(5,319)	(29,256)	(17,577)
Other income (expense):
Investment and other income	971	737	2,968	2,109
Interest expense	(202)	(176)	(589)	(533)
Total other income, net	769	561	2,379	1,576
Loss before income taxes	(9,940)	(4,758)	(26,877)	(16,001)
Income tax benefit	393	308	393	308
Net loss	$(9,547)	$(4,450)	$(26,484)	$(15,693)
Basic and diluted loss per share	$(0.28)	$(0.13)	$(0.77)	$(0.56)
Shares used in calculation of loss per share:
Basic and diluted	34,341	33,980	34,287	28,196

See accompanying notes to condensed consolidated financial statements

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash flows from operating activities:
Net loss	$(26,484)	$(15,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,859	1,933
Amortization of investment premium/discount	916	782
Stock compensation expense	904	634
Loss on disposal of assets	4	110
Other non-cash expense	397	418

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	1,086	(777)
Decrease in unearned revenue from corporate partners	(2,719)	(4,213)
Decrease in receivables from corporate partners	88	15,327
Decrease in other assets, net	568	297
Income tax benefits from exercise of stock options	42	-
Net cash used in operating activities	(23,339)	(1,182)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,576)	(1,103)
Purchases of marketable securities	(19,803)	(134,723)
Maturities and sales of marketable securities	42,985	37,540
Proceeds from sales of assets	-	30
Net cash provided by (used in) investing activities	21,606	(98,256)

Cash flows from financing activities:
Principal payments under loans payable	(1,059)	(2,621)
Exercise of employee stock options	74	150
Proceeds from sale of common stock	-	114,157
Net cash (used in) provided by financing activities	(985)	111,686

Net (decrease) increase in cash and cash equivalents	(2,718)	12,248
Cash and cash equivalents at beginning of year	14,831	9,391
Cash and cash equivalents at end of period	$12,113	$21,639

See accompanying notes to condensed consolidated financial statements

 NEUROGEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited condensed consolidated financial statements have been prepared from the books and records of Neurogen Corporation ("Neurogen" or the "Company") in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position and operations have been included. The condensed consolidated balance sheet at December 31, 2004 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the significant accounting policies described in Note 1, for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

(2) COMPREHENSIVE LOSS
Comprehensive loss for the three-month periods ended September 30, 2005 and 2004 was $10,010,000 and $3,808,000, respectively. Comprehensive loss for the nine-month periods ended September 30, 2005 and 2004 was $27,301,000 and $16,394,000, respectively. The differences between net loss and comprehensive net loss are due to changes in the net unrealized gain or loss on marketable securities.

(3) MARKETABLE SECURITIES
The following tables summarize the Company’s marketable securities (in thousands):

September 30, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$30,984	$0	$(505)	$30,479
Corporate notes and bonds	82,735	41	(1,215)	81,561
Total	$113,719	$41	$(1,720)	$112,040

December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$41,500	$8	$(343)	$41,165
Corporate notes and bonds	96,315	22	(548)	95,789
Total	$137,815	$30	$(891)	$136,954

(4) STOCK-BASED COMPENSATION
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

As of September 30, 2005, compensation expense has not been recognized for outstanding stock option grants, except grants to consultants as noted above. Had compensation cost for the Company's outstanding stock option grants been determined based on the fair value at the grant date for awards in current and prior years consistent with the provisions of SFAS No.123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Net loss as reported	$(9,547)	$(4,450)	$(26,484)	$(15,693)
Total stock-based compensation expense
determined under fair value-based method
for employee awards	(1,608)	(1,875)	(5,041)	(4,858)

Net loss pro forma	$(11,155)	$(6,325)	$(31,525)	$(20,551)
Basic and diluted loss per share as reported	$(.28)	$(.13)	$(.77)	$(.56)
Basic and diluted loss per share-pro forma	$(.32)	$(.19)	$(.92)	$(.73)

In calculating the stock compensation expense above, the Black-Scholes method was used with the following assumptions in order to calculate the fair value of the options granted during the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	4.0%	3.4%	3.8-4.2%	2.8-3.9%
Volatility	78%	87%	77-81%	87%
Expected dividend yield	0%	0%	0%	0%

The composition of non-cash stock compensation expense for the three and nine month periods ended September 30, 2005 and 2004 is summarized below (in thousands):
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Restricted stock (net of forfeitures)	$207	$274	$782	$707
Options granted to consultants	-	12	122	36
1997 options (net of forfeitures)	-	(57)	-	(109)

Total stock compensation expense	$207	$229	$904	$634

The $(57) and $(109) credit to expense for the three and nine month periods ended September 2004 resulted from adjustments to the value of certain employee options granted in 1997, which were subject to variable accounting (ending on December 31, 2004), and to forfeitures of these same options from two grantees whose employment terminated in 2004.

As additional options are expected to be granted in future years and as the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

(5) NET LOSS PER COMMON SHARE
The Company computes and presents net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share was based on the weighted average number of shares outstanding during the period. Diluted loss per share for the same periods was based on the weighted average number of shares outstanding during the period without consideration of any dilutive effect of stock options, since the Company has incurred a net loss for all periods presented and the effect of potential common share equivalents would have been anti-dilutive. Total stock options outstanding (including both exercisable and non-exercisable) as of September 30, 2005 and 2004 were 5,752,116 and 5,779,886, respectively. These options represented all potentially dilutive securities excluded for the calculation of diluted earnings per share.

(6) COMMITMENTS AND CONTINGENCIES
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

(7) GRANTS APPROVED BY STOCKHOLDERS
In December 2004, Dr. Craig Saxton was appointed Chairman of the Board of Directors, succeeding Mr. Frank Carlucci who retired as Chairman.  At the time of Dr. Saxton's appointment as Chairman, the Board of Directors approved a grant to Dr. Saxton of 25,000 shares of restricted stock as well as stock options to purchase 75,000 shares, subject to approval by the Company's stockholders at the 2005 annual meeting of a proposed amendment to the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (the "Plan"). The proposed amendment to the Plan sought to expand eligible participants under the Plan to include members of the Company's Board of Directors. On June 9, 2005, the proposed amendment was approved by the Company’s stockholders, and the restricted stock and stock options were granted under the Amended and Restated Neurogen Corporation 2001 Stock Option Plan. As of September 30, 2005, the Company has recognized $30,249 in non-cash stock compensation expense in the Statement of Operations related to the grant of restricted stock.

(8) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is evaluating the requirements of the pronouncement and expects that the adoption of SFAS 123R will have a material impact on its results of operations and loss per share. The Company is currently reviewing the method of adoption, including the transition method, method of attribution for compensation cost, valuation methods and support for the assumptions that underlie the valuation of the awards. Currently, the Company anticipates utilizing modified prospective application (“MPA”) as its transition method. A company that chooses to utilize MPA will not restate its prior financial statements. Instead, the Company will apply FAS 123R for new awards granted after the adoption of FAS 123R, any portion of awards that were granted after December 15, 1994 that have not vested by the date the company adopts FAS 123R, and any outstanding liability awards. This guidance is effective for the first interim or annual reporting period of an applicable company's first fiscal year beginning on or after June 15, 2005, and, as a result, the Company anticipates adopting the standard beginning in the first quarter of 2006.

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

Collaborative agreements have been and are expected to continue to be a source of funding for the Company. Such arrangements not only drive current revenue (through the recognition of upfront and subsequent license fees, research funding and potential milestone payments), but over the longer term these arrangements may have a significant impact on potential future product revenue in the form of royalties if the agreements result in successful drug development and commercialization. The initiation, expiration and specific terms of such agreements have contributed to, and will continue to cause, significant fluctuations in the Company’s recognized revenues and losses. The Company will continue to seek early stage partnerships for research and development programs, while it selectively retains the rights to certain drug programs to more advanced stages than it has historically done before considering partnership arrangements. The decision of whether and when to partner a program is based on an analysis of development risk, resources required to complete each regulatory stage, and the amount of immediate versus long term return that could be extracted at each stage of development.

In September 2005, Neurogen completed the first-in-human single ascending dose study of its leading proprietary drug candidate for insomnia, NG2-73. In this Phase I trial, the compound was safe and well-tolerated across a broad dose range, and, consistent with the expected action of the drug, study investigators observed sleepiness among treated subjects. Two additional studies of the Phase I program are underway: a multiple ascending dose study and a pharmacokinetic/pharmacodynamic (“PK/PD”) study. The results of the PK/PD study will be used to establish a range of doses for possible Phase II studies.

In September 2004, Neurogen was notified by Aventis Pharmaceuticals, Inc. ("Aventis") that, as a result of the recent combination of Sanofi-Synthelabo and Aventis, the Company's collaboration with Aventis relating to corticotrophin releasing factor ("CRF")-based drugs (the "Aventis Agreement") would terminate on December 8, 2004. In accordance with the terms of the Aventis Agreement, Aventis was required to transfer to Neurogen all development and commercialization rights to CRF1 compounds subject to the collaboration.

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

Three Months Ended September 30, 2005 and 2004
The Company's operating revenues for the three months ended September 30, 2005 were $2.0 million as compared to $4.2 million for the comparable period in 2004. The $2.2 million decrease in 2005 was primarily due to the termination of the Company's research collaboration with Aventis (discussed above). The termination resulted in the acceleration in 2004 of the recognition of the initial license payment, due to the change in estimate of the collaboration performance period (from a 5-year period ending December 2006 to full recognition of all deferred revenue by December 8, 2004). The decrease of $1.7 million in license fees and a decrease of $0.7 million in research funding from the Aventis termination was offset by an increase of $0.2 million from the Merck collaboration for the revenue recognition of a license payment of $2.5 million received in December 2004 upon the first anniversary of the signing of the agreement. This license payment is being recognized over the remaining four years of the expected performance period.

Research and development expenses, excluding non-cash stock compensation charges, for the three months ended September 30, 2005 were $10.6 million compared to $7.3 million for the comparable period in 2004. The $3.3 million, or 45% increase was due to increases of $1.6 million in outsourced development costs incurred for chemical synthesis, formulation and testing, and toxicology studies related to the insomnia program and chemical synthesis and toxicology studies for the obesity/diabetes program. External contractor expenses associated with the Company's Phase I NG2-73 insomnia clinical trials were $1.2 million for the three month period ended September 30, 2005, as compared to the expenses of $0.1 million incurred in the comparable period in 2004 for the Company's exploratory Phase IIa rheumatoid arthritis clinical trials for NGD 2000-1. The Company expects development spending to continue to increase as it advances its preclinical and clinical development efforts. Salaries and benefits for research and development staff increased by $0.6 million during the three months ended September 30, 2005, as compared to the same period in 2004. Research and development expenses, excluding non-cash stock compensation charges, were 85% and 78% of total operating expenses for the three month periods ended September 30, 2005 and 2004, respectively.

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

General and administrative expenses, excluding non-cash stock compensation charges, for the three months ended September 30, 2005 were $1.9 million compared to $2.0 million for the comparable period in 2004. The $0.1 million decrease in expenses is due to reductions in legal, recruiting and consulting expenses offset by increases in salary and benefits expense.

The stock compensation cost consisted of continuing non-cash charges for grants of certain stock awards in prior and current years to several officers of the Company, to the Chairman of the Board, and to consultants. A portion of the 2004 stock compensation charges (related to certain awards granted in 1997 that were fully vested by December 31, 2004) was accounted for using the variable method of accounting. During the three month period ended September 30, 2004, unvested restricted stock and certain options (subject to the variable method of accounting) were forfeited by a former research and development employee who terminated during the quarter, resulting in a $0.1 million reduction in stock compensation expense.

Other income, net of interest expense, was $0.8 million for the three months ended September 30, 2005 compared to $0.6 million for the same period in 2004. The $0.2 million or 37% increase in 2005 was due to an increase of $0.1 million in interest income due to higher interest rates, offset by a decrease of $0.1 million in losses on disposal of assets as compared to the same period in 2004.

The Company recognized a net loss of $9.5 million for the three months ended September 30, 2005 compared to $4.5 million for the same period in 2004. The $5.1 million increase in net loss was due primarily to the decrease in operating revenues and increase in research and development expense discussed above.

Nine Months Ended September 30, 2005 and 2004
The Company's operating revenues for the nine months ended September 30, 2005 were $5.9 million compared to $13.5 million for the comparable period in 2004. The $7.6 million decrease in 2005 was due to decreases of $2.7 million in license fees and $2.3 million in research funding resulting from the termination of the Company's research collaboration with Aventis and to $3.0 million in milestone revenue from the Merck collaboration received and recognized in April 2004. The decreases in revenue were partially offset by a $0.4 million increase in license fees from the Merck Agreement that was related to the first anniversary license payment of $2.5 million received in December 2004 (which is being recognized over the remaining 4 years of the expected performance period).

Research and development expenses, excluding non-cash stock compensation charges, for the nine months ended September 30, 2005 were $28.3 million compared to $24.9 million for the comparable period in 2004. The $3.4 million, or 14%, increase was primarily due to external contractor expenses of $3.0 million incurred for the Company’s insomnia program for Phase 1 clinical trials and formulation and testing, as well as increases in other development expenses such as compound synthesis and outsourced scientific studies, to support the Company’s preclinical and clinical programs. Modest cost increases were seen in compensation expense, laboratory supplies, recruiting and other general research expenses. The increase in costs for the nine months ended September 30, 2005 was offset by a decrease of $1.2 million in external contractor expenses incurred in the comparable period of 2004 for exploratory Phase IIa clinical trials in the Company's C5a rheumatoid arthritis program (NGD 2000-1).

General and administrative expenses, excluding non-cash stock compensation charges, for the nine months ended September 30, 2005 were $5.9 million compared to $5.5 million for the comparable period in 2004. The $0.4 million, or 7%, increase was primarily due to increases in salaries and benefits (for administrative personnel) of $0.2 million, legal expenses of $0.1 million, and audit and consulting expenses of $0.1 million.

The general and administrative stock compensation cost included expense for a restricted stock grant made to the Chairman of the Board and approved by stockholders in June 2005, and the research and development stock compensation cost included $0.1 million for the fair value of fully vested grants of options made in the nine month period ended September 30, 2005 to several consultants who are members of Neurogen’s Development and Commercialization Council, whose role is to assist the Company’s management and research teams in addressing scientific and strategic development and commercialization issues. The remaining stock compensation expense portion of research and development and general and administrative expenses consisted of continuing non-cash charge for grants of certain restricted stock awards in prior years to several officers of the Company. A portion of the 2004 stock compensation charges (related to certain awards granted in 1997 that were fully vested by December 31, 2004) was accounted for using the variable method of accounting. During the nine month period ended September 30, 2004, unvested restricted stock and certain options (subject to the variable method of accounting) were forfeited by two former research and development employees whose employment terminated in 2004, resulting in a reversal of related stock compensation expense booked previously.

Other income, net of interest expense, was $2.4 million for the nine months ended September 30, 2005 compared to $1.6 million for the same period in 2004. The $0.8 million, or 51%, increase in 2005 was primarily due to higher interest income resulting from a higher average level of marketable securities and improved yields due to rising interest rates.

The Company recognized a net loss of $26.5 million for the nine months ended September 30, 2005 compared to $15.7 million for the same period in 2004. The $10.8 million increase in net loss was due primarily to the decrease in operating revenues and increase in research and development expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At September 30, 2005 and December 31, 2004, cash, cash equivalents and marketable securities in the aggregate were $124.2 million and $151.8 million, respectively. A total amount of $61.8 million of the marketable securities at September 30, 2005, has maturities greater than one year. However, the Company can and may liquidate such investments prior to maturity to meet its operating, strategic and/or investment objectives. The Company’s combined cash and other short-term investments decreased in the first nine months of 2005 due to funding of operating expenses and payments on outstanding loans (described below), partially offset by the receipt of $3.2 million in research funding from the Merck Agreement (discussed below).

The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of operating needs and financing events. The Company intends to use its cash to utilize the capabilities of its drug discovery platform and to enhance its capacity to pursue new drug targets, as well as fund general and corporate overhead. The Company may also use its cash, cash equivalents and marketable securities to selectively advance certain drug research and development programs internally to more advanced stages than it has historically done before considering partnership arrangements. Neurogen believes this may allow it to retain a greater portion of commercial rights, potentially establish more valuable partnerships, and retain greater control over the drug development process.

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

The Company reviewed its marketable securities portfolio, which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, and investment-grade asset-backed securities and corporate debt obligations, for potential other-than-temporary impairment. Gross unrealized losses related to the Company's investments totaled $1.7 million (on aggregate fair value of $104.7 million for all investments in unrealized loss positions) as of September 30, 2005. Out of a total of 69 marketable securities held at September 30, 2005, 35 securities with a market value of $56.7 million have been in a continuous loss position for twelve months or more, and the related unrealized loss was $0.9 million. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality.

The Company believes it has the intent and ability to hold investments that mature in the next twelve months until the fair market value is recovered. Unrealized losses related to securities that mature beyond the next twelve months, and that have been in a continuous unrealized loss position for twelve months or more, amounted to $0.6 million, or 2.6%, of the total market value of such marketable securities as of September 30, 2005 and 0.6% of the entire portfolio of marketable securities as of September 30, 2005. Based on the relative insignificance of these continuous unrealized losses, the Company has not recorded any losses for other-than-temporary impairment at this time. In the future, however, if interest rates rise and such unrealized losses become more significant, the Company may record impairment losses. In evaluating the unrealized losses the Company considered the nature of the investments, current credit ratings, maturity dates and the Company’s projected cash requirements.

In November 2003 the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments" ("EITF Issue No. 03-1"). EITF Issue No. 03-1 provided new guidance for evaluating and recording impairment losses on debt and equity investments and new disclosure requirements related to those investments. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance included in EITF Issue No. 03-1, and this delay is still in effect as of September 30, 2005. At this time, it is not anticipated that EITF Issue No. 03-1 will be material to Company’s operating results or financial position.

The Company believes that its current cash balance and anticipated proceeds from the maturity of marketable securities and from the Merck collaboration will be sufficient to fund operations into the second half of 2007 (see Financing Activities and Liquidity section below).

Debt Arrangements

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. ("CII"). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years. Interest rates on these loans ranged from 3.6% to 6.4% in 2004 and 2005. Of these amounts borrowed, $8.2 million and $4.1 million remained outstanding as of September 30, 2005 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.5 million is due and payable in each of the next five years. Thereafter, the remaining aggregate balance of approximately $4.8 million is payable in regular installments until the scheduled maturity dates, including a balloon payment of $1.0 million on the mortgage loan upon maturity in December 2011. During the nine months ended September 30, 2005, the Company made $1.1 million in principal repayments on outstanding loans, as compared to $2.6 million in the comparative period in 2004. The amount paid in 2004 included an additional $1.6 million principal payment to Webster Bank in exchange for amending the original loan agreement to remove a loan-to-value covenant.

As of September 30, 2005, Neurogen does not have any significant lease or capital expenditure commitments.

Financing Activities and Liquidity

Neurogen's cash requirements to date have been met primarily by the proceeds of its equity financing activities, amounts received pursuant to collaborative research, licensing or technology transfer arrangements, certain debt arrangements and interest earned on invested funds. The Company's equity financing activities have included underwritten public offerings of common stock, private placement offerings of common stock and private sales of common stock in connection with collaborative research and licensing agreements. The Company's expenditures have funded research and development, general and administrative expenses, and the construction and outfitting of its research and development facilities.

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

The Company is in the early stage of product development. The Company has not derived any product revenues from product sales and does not expect to derive any product revenues for at least the next several years, if at all. Prior to deriving any such product revenues, the Company expects to incur significant losses and negative cash flows that in the aggregate could exceed the Company's existing cash resources. To provide cash to fund its operations until such time as it achieves sustainable revenues, the Company relies extensively on its ability to develop drug discovery programs of sufficient value to either partner the programs with pharmaceutical companies or raise capital through debt or equity financings.

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

Tax Benefits

As of December 31, 2004, the Company had approximately $153.5 million and $9.5 million of net operating loss and research and development credit carryforwards, respectively, available for federal income tax purposes, which are scheduled to expire in the years 2005 through 2024. The Company also had approximately $116.7 million of Connecticut State tax net operating loss carryforwards, which are scheduled to expire in the years 2020 through 2024, $0.2 million of Connecticut State incremental research and development credit carryforward that is scheduled to expire in 2014, and $5.3 million of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period. Due partly to the changes in ownership that occurred during 2004, including those resulting from the $100.0 million private placement concluded in April 2004 and the Merck transaction in January 2004 (as discussed below) and changes in the ownership levels of other large stockholders, the Company believes it may be approaching or may have reached the level of ownership changes that will result in the Company being subject to an annual limitation of its net operating loss and research and development credit carryforwards.

The Company recorded a net income tax benefit of $0.4 million in September 2005, which was the result of the filing in September 2005 of the Company’s 2004 tax return with the State of Connecticut, whereby the Company elected to exchange its 2004 research and development credits for cash at the statutorily provided exchange rate of 65%. In March 2005, the Company received $0.3 million in cash proceeds from the State of Connecticut for the exchange of the 2003 research and development credit.

COLLABORATIVE RESEARCH AGREEMENTS

Merck
In December 2003, Neurogen entered into a collaboration and license agreement (the "Merck Agreement") with Merck Sharp & Dohme Limited ("Merck") to research, develop, and commercialize small molecule medicines which work by targeting the vanilloid receptor ("VR1"), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Agreement, the Company received from Merck a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15.0 million. Merck has agreed, among other things, to fund a specified level of discovery and research resources for three years and to pay additional license fees on the first three anniversary dates of the collaboration. In December 2004 the Company received from Merck $2.5 million as the first of these anniversary license fees. Merck has the option to extend the discovery and research effort for up to an additional two years or to terminate the agreement after two years and transfer certain rights to the collaborative program to Neurogen. As of September 30, 2005, the Company has received an aggregate of $43.9 million from Merck, including the $15.0 million up-front license fee, the $15.0 million equity investment, the $2.5 million anniversary payment, $8.4 million in research funding and a $3.0 million preclinical milestone payment. The Company is eligible to receive additional milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. Also under the agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

Pfizer
In 1994, Neurogen and Pfizer Inc. ("Pfizer") entered into a collaborative research agreement pursuant to which Pfizer made a $9.9 million equity investment in the Company and agreed, among other things, to fund a specified level of resources for up to four years (later extended to December 2001) for Neurogen's research program for the development of GABA-based drugs for the treatment of sleep disorders. In return, Pfizer received the exclusive worldwide license to manufacture, use and sell GABA-based sleep disorder products developed in the joint research program under the collaboration. Pfizer has the right to determine when to advance compounds in the clinical process, and the Company will receive milestone payments if specified development and regulatory objectives are achieved. In addition, Pfizer is required to pay the Company royalties based on net sales levels, if any, for such products. Pfizer and Neurogen have completed their assessment of data from Phase I human clinical studies conducted to date with a lead candidate from the collaboration, NGD 96-3, which entered clinical studies in 2002. Pfizer has indicated to Neurogen that it is not actively developing the compound.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

The discussion and analysis of financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Management makes estimates in the areas of revenue recognition, income taxes, stock-based compensation, and marketable securities, and bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. For a complete description of the Company's accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," and "Notes to Consolidated Financial Statements" in Neurogen Corporation's Form 10-K for the year ended December 31, 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is evaluating the requirements of the pronouncement and expects that the adoption of SFAS 123R will have a material impact on its results of operations and loss per share. The Company is currently reviewing the method of adoption, including the transition method, method of attribution for compensation cost, valuation methods and support for the assumptions that underlie the valuation of the awards. Currently, the Company anticipates utilizing modified prospective application (“MPA”) as its transition method. A company that chooses to utilize MPA will not restate its prior financial statements. Instead, the Company will apply FAS 123R for new awards granted after the adoption of FAS 123R, any portion of awards that were granted after December 15, 1994 that have not vested by the date the company adopts FAS 123R, and any outstanding liability awards. This guidance is effective for the first interim or annual reporting period of an applicable company's first fiscal year beginning on or after June 15, 2005, and, as a result, the Company anticipates adopting the standard beginning in the first quarter of 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company's investment portfolio includes investment grade debt instruments. These securities are subject to interest rate risk, and could change in value if interest rates fluctuate. Increasing interest rates have led to a decline in market values of fixed-rate investments held as of September 30, 2005. The Company does not consider any of its current investments as "other-than-temporarily" impaired.

Capital market risk. The Company currently has no product revenues and is dependent on funds raised through other sources. One source of funding is through further equity offerings. The ability of the Company to raise funds in this manner is dependent upon capital market forces affecting the stock price of the Company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Operating Officer concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Operating Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable for the third quarter ended September 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable for the third quarter ended September 30, 2005.

Item 3. Defaults upon Senior Securities

Not applicable for the third quarter ended September 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable for the third quarter ended September 30, 2005.

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
Stephen R. Davis Executive Vice President and Chief Operating Officer (Duly Authorized Officer and Chief Accounting Officer) Date: November 9, 2005