Form 10-K
period 2005-12-31
NEUROGEN CORP
filed 2006-03-14
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The approximate aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $138,000,000, based on the closing price of a share of Common Stock as reported on the NASDAQ National Market on June 30, 2005, which is the last business day of the registrant's most recently completed second fiscal quarter. In determining the market value of non-affiliate voting stock, shares of Common Stock beneficially owned by officers and directors and possible affiliates have been excluded from the computation. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any person as to the status of such person.

As of March 6, 2006, the registrant had 34,644,486 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Neurogen Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2006, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

NEUROGEN CORPORATION
ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2005

TABLE OF CONTENTS
PAGE
PART I

PART II
PART III

PART IV
Item 15.	Exhibits and Financial Statement Schedules	70

SIGNATURES

EXHIBIT INDEX

PART I

ITEM 1. BUSINESS

Overview

Neurogen Corporation (Nasdaq: NRGN) ("Neurogen" or the "Company"), incorporated under the laws of the State of Delaware in 1987, is a drug discovery and development company focusing on new small molecule drugs to improve the lives of patients suffering from disorders with significant unmet medical needs including neurological diseases, pain, metabolic diseases, and inflammation. Neurogen has generated a portfolio of promising new drug programs through its fully integrated drug discovery and development processes. Neurogen's Accelerated Intelligent Drug Discovery ("AIDD" ™) process and its expertise in cellular functional assays enhance the Company's ability to rapidly and cost effectively identify small molecule drug candidates. Small molecule drugs typically are suitable for oral administration as a pill, while large molecule drugs typically are administered by injection. The Company conducts its research and development independently and, when advantageous, collaborates with leading pharmaceutical companies during the drug research and development process to obtain additional resources and to access complementary expertise. Neurogen currently has a collaboration with Merck Sharp & Dohme Limited ("Merck"), a subsidiary of Merck & Co., Inc.

Neurogen has applied its drug discovery and development platform across a broad number of disease-related targets and employs a strategy designed to efficiently discover multiple drug candidates for each target. Throughout the pharmaceutical industry, a small minority of all drug candidates successfully overcomes all of the development obstacles on the way to commercialization. Because of this very high attrition rate, Neurogen believes that its ability to rapidly and systematically produce multiple drug candidates in its portfolio of promising drug programs represents a competitive advantage.

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

Drug companies often try to streamline the drug discovery process by copying chemical structures from known active compounds. Even taking this approach, however, the number of possible compounds that could be made is too vast to actually test against even a single target using any available technology. Generally, the search is further narrowed only by trial and error. As a result of the uncertainty of this approach, the process of advancing from a "hit" to a "lead" to a drug development candidate can take many years or may fail entirely.

If it were possible to predict in advance which compounds would result in a hit by binding to a biological target and which chemical changes would help optimize such hits into drug candidates, the drug discovery process would be vastly simplified.  Unfortunately, the traditional drug discovery process has had to rely on a trial and error approach that has proven extremely expensive, inefficient and unreliable. Optimization of hits to achieve the extremely delicate balance of properties necessary for a successful drug is still a daunting task. Industry sources indicate the failure of between 80% to 90% of the drugs that enter human testing. Failure rates are thought to be even higher when working on newer unvalidated targets where there is the potential to develop a drug that is the first in a new class of drugs.

Neurogen's Business Strategy

Neurogen's key competitive advantages are based on its drug discovery platform and drug development capabilities, which are designed to rapidly discover small molecule drug candidates for medical targets representing unmet medical need and to generate and manage the clinical trials required for human testing. The Company's proprietary AIDD™ platform enables the rapid and efficient discovery of compounds that hit potential drug targets, evaluate the utility of those targets, and optimize useful hits into new drug candidates. An example of the Company's ability to establish a leading position in an important new area of drug discovery is Neurogen's vanilloid receptor-1 ("VR1") program for the management of pain, now partnered with Merck. Neurogen's ability to rapidly discover small molecule drug candidates enabled it to quickly generate chemical compounds sufficient to evaluate the potential utility of this new target for the relief of pain and then establish a significant intellectual property position. In addition to establishing the first patent publications on small molecule VR1 antagonists, Neurogen has been awarded a patent on a human VR1 receptor gene sequence, has filed broad applications encompassing highly potent chemical templates, and has patent applications pending on the general use of VR1 antagonists for the treatment of various medically important types of pain.

Neurogen's strategic goal is to bring new drugs to patients suffering from disorders with unmet medical need. Key elements of the Company's business strategy to achieve this goal follow:

•
Create a risk-balanced drug portfolio. To increase the probability of successful drug discovery and development efforts, Neurogen is pursuing drug targets representing a spectrum of development risk in neurological diseases, pain, inflammation, and metabolic diseases. The Company is capitalizing on its ability to rapidly and efficiently produce multiple generations of drug candidates in multiple programs through two basic approaches:

o	Pursue "fast follower" or best-in-class drug targets
Typically, for these drug targets, industry efforts have indicated some positive therapeutic benefit in human clinical trials for the biological target, but drugs currently approved or in development demonstrate sub-optimal side effect profiles, dosing regimens or routes of administration or were approved by the FDA with specific labeling issues. In these programs, Neurogen’s goal is to develop drugs with more favorable properties than competing drugs.

o	Also pursue "first-in-class" drug targets
Neurogen also evaluates more recently discovered drug targets possessing some degree of scientific validation, where a successful drug would represent a new therapeutic category, but where clinical utility has yet to be demonstrated. The Company believes these targets to be somewhat higher in relative development risk and that these targets also represent significant revenue producing potential.

•
Independently develop programs to optimal stages for partnering. Neurogen seeks to retain ownership and control of some programs - taking them further into human clinical testing - while partnering other programs at earlier stages, in order to balance the risks associated with drug discovery while seeking to maximize return for stockholders. Neurogen's current cash position and its drug development capabilities enable the Company to pursue a flexible business model of partnering programs when competitively and economically advantageous. When Neurogen partners programs, it seeks to collaborate with pharmaceutical leaders with a complementary set of demonstrated strengths and resources.

Neurogen's Drug Discovery Platform

The Company's drug discovery platform is versatile, scalable, and highly efficient. Neurogen's AIDD™ system, as well as its focused compound library and Virtual Library™, are key components of the drug discovery infrastructure. AIDD™ is an integrated system of hardware, software, and processes that allow scientists to improve on the trial and error approach traditionally associated with drug discovery and development. This system incorporates proprietary artificial intelligence systems and automated robotics to aid the Company's scientists in the design, modeling, synthesis and screening of new chemical compounds.

Neurogen's AIDD™ system works in tandem with the Company's focused compound library. Instead of randomly generating a compound library as many other pharmaceutical and drug discovery companies have done, Neurogen has chosen to bias or "enrich" its compound library in favor of selected families of compounds which have shown previous activity against biological targets.

Also critical to Neurogen's drug discovery and development capabilities is the Company's biological expertise. Neurogen believes that its expertise in receptor biology is a competitive advantage and utilizes this expertise in the design and construction of screening assays to capitalize on medical targets.

Neurogen Drug Development Programs

The Company currently has one unpartnered program in Phase II testing and one partnered program in Phase I testing and does not expect to have any products resulting from its research efforts commercially available for a number of years, if at all. In addition to the programs currently in human testing, Neurogen has several drug development programs with compounds in various stages of research testing and preclinical development. All of the Company's compounds currently being pursued will require significant additional research, development, and testing before they can be commercialized. Neurogen cannot accurately predict the time required or the cost involved in commercializing any new drug.

In addition, developing new drugs is an extremely uncertain process, and unanticipated developments such as clinical or regulatory delays, unexpected side effects or undesirable drug properties in test patients, or lack of efficacy would slow or prevent the development of a product. If Neurogen is unable to commercialize any drug products, the Company will never achieve product revenues and may eventually be unable to continue operating. This result would cause investors to lose all or a substantial portion of their investment.

Neurogen's most significant active drug development programs are described in detail below. In addition, Neurogen expends significant research and development resources on earlier stage drug discovery programs and in investigating disease mechanisms of interest in order to identify new program opportunities.

Insomnia Program: GABA partial agonist

Recent studies indicate that as many as 20 million people in the United States experience chronic insomnia and an additional 20 to 30 million Americans experience intermittent sleep disorders. The market for insomnia therapeutics is becoming increasingly competitive, as several new drugs have entered the marketplace recently and more are expected. The insomnia market is also growing and continued growth is anticipated by industry sources. Year over year growth for new prescriptions for insomnia drugs was up approximately 24% in February 2006.

While currently marketed drugs to treat sleep disorders, known as hypnotics, are effective, they may cause numerous side effects, including "hangovers," rebound insomnia, short-term memory loss and addiction. Neurogen is developing drugs to treat sleep disorders, primarily insomnia, which selectively modulate certain receptor subtypes of the gamma-aminobutyric acid ("GABA") neurotransmitter system, an area in which Neurogen has worked since its founding.

The link between the GABA system and sleep is illustrated by the benzodiazepine class of drugs such as Valium®, which cause sleepiness, and by drugs marketed to treat insomnia such as Ambien®, which, although referred to as a non-benzodiazepine, work through the same broad range of GABA receptors as the benzodiazepines. Neurogen's approach is to identify drug candidates that have a different GABA receptor subtype binding profile than currently marketed drugs. Animal studies, to date, suggest that compounds with the appropriate receptor subtype selectivity could provide a wider separation than existing GABA-based drugs between the dose levels that induce sleep and the levels at which undesirable side effects are observed. Drugs to treat insomnia should not only induce sleep but they should have desirable pharmacokinetic properties, allowing the drug to work quickly and then be mostly eliminated from the body before waking in the morning.

The Company believes the mechanism of Neurogen's lead insomnia compound, NG2-73, offers the opportunity for an improved side effect profile compared to currently marketed insomnia medications, as well as those currently in active development. Preclinical animal studies suggest that the specific GABA receptor profile of NG2-73 may provide the benefit of sleep with a reduction in side effects associated with the first generation GABA hypnotic agents. In laboratory tests in cells, the compound shows reduced activity at the GABA subunit receptors, which Neurogen believes causes unwelcome side effects such as impaired learning and memory, ataxia (an inability to coordinate voluntary muscle movements), and interaction with alcohol. The compound also shows increased activity at the alpha-3 subunit, which the Company believes promotes sleep-inducing hypnotic effects.

Neurogen announced on September 22, 2005 that it had completed the first-in-human, single ascending dose study with NG2-73. In this Phase I trial, the compound was safe and well-tolerated across a broad dose range. Consistent with the expected action of the drug, study investigators also observed sleepiness among treated subjects.

The study objectives were to evaluate the safety, tolerability, and pharmacokinetics of escalating single oral doses of NG2-73 in healthy male and female subjects. The study was a randomized, double-blind, placebo-controlled evaluation conducted in a single U.S. center, including 48 subjects in eight treatment groups. In this escalating dose study, each group of subjects received a higher dose of the drug than the preceding group with the objective of exploring a wide range of doses to define a maximum tolerated dose. The dose limiting effect of the drug in this study was a deep sleep. NG2-73 demonstrated a dose proportional increase in concentration in subjects’ blood samples with each treatment group.

On December 8, 2005 Neurogen announced that it had completed a multiple ascending dose study with NG2-73. In this Phase I trial, the compound was safe and well-tolerated. Consistent with the expected action of the drug in the single ascending dose study, investigators also observed sleepiness among treated subjects.

The study objectives were to evaluate the safety, tolerability, and pharmacokinetics of escalating single oral doses of NG2-73 given over a period of five days to healthy male and female subjects. The study was a randomized, double-blind, placebo-controlled evaluation, which included 32 subjects in four treatment groups. Subjects received doses ranging from 5 milligrams to 20 milligrams. The linear, dose-related pharmacokinetics of NG2-73 established in an earlier single ascending dose study were confirmed and there was no accumulation of NG2-73 in study subjects over the five days of administration. NG2-73 was safe and well-tolerated in this trial and there were no serious adverse events. Subjective measures of sedation confirmed the hypnotic effects of NG2-73 at all doses studied.

Neurogen announced on December 14, 2005 that it had commenced Phase II human testing with NG2-73. The primary endpoint of the study will measure the efficacy of NG2-73 in reducing time to onset of persistent sleep in a model of transient insomnia in healthy adults. This Phase II clinical trial is a randomized, double-blind, placebo-controlled study, designed to determine the efficacy of four dose levels of NG2-73 compared to placebo in reducing the time it takes to fall to sleep as defined by Latency to Persistent Sleep (LPS). LPS will be measured in a single-night model of transient insomnia where temporary insomnia is induced in normal subjects by environmental stress. Similar transient insomnia studies have been performed in the clinical development of other sleep agents. The exposure response relationship for NG2-73 will be examined using pharmacokinetic/pharmacodynamic (PK/PD) modeling and a routine safety assessment will be made. Neurogen plans to conduct the study at 12 sites in the United States and plans to enroll healthy adult subjects in five treatment groups totaling 360 subjects.

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

In January 2004 Neurogen established a collaboration for VR1 research and development with Merck & Co., Inc. (described below). Under the collaboration Neurogen and Merck combined their pre-existing VR1 programs, and Merck assumed responsibility for development and commercialization of all collaboration drug candidates. Neurogen received upfront payments and is entitled to receive additional license fees, milestone payments and royalties upon the successful development and commercialization of drugs, if any.

Neurogen announced on February 16, 2006 that Merck had commenced Phase I clinical trials of NGD-8243, a leading drug candidate for treating pain, and one of several drug candidates being developed as the result of the companies’ exclusive worldwide alliance to develop oral therapeutics targeting the VR1 receptor.

The Phase I clinical trial being conducted by Merck in Europe is a randomized, double-blind, placebo-controlled evaluation of the safety and pharmacokinetics of single ascending oral doses of NGD-8243 in healthy volunteers. The initiation of Phase I studies triggered a milestone payment of $2 million from Merck to Neurogen. To date, Neurogen has received an aggregate of $49.1 million from Merck for upfront payments (including $15 million for the purchase of 1,783,252 shares of common stock), research funding, license fees and milestone payments.

Depression/Anxiety Program: CRF1 receptor antagonist

Depression and anxiety are two of the most prevalent mental illnesses in the United States, affecting approximately 11.6% (22 million people) and 4.8% (9 million people), respectively, of the adult population annually, according to recent industry surveys. While recent pharmaceutical research has led to improved drugs such as Prozac® for the treatment of depression, these medications are limited in their use, primarily because of slow onset of therapeutic action (often greater than 10 days from the commencement of dosing), lack of efficacy in some patients, and side effects such as sexual dysfunction. Anxiety and stress are conditions commonly associated with depression. A number of neuropeptide receptors that appear to be involved in stress responses, including receptors for corticotrophin releasing factor -1 ("CRF1"), exhibit altered characteristics in depressed patients.

Neurogen believes that an orally available drug candidate that blocks the CRF1 receptor may be efficacious in relieving depression, anxiety and/or stress related disorders. A number of companies are seeking to develop CRF-1 drug candidates. To date, many companies have experienced difficulties in identifying CRF1 blockers that have drug properties appropriate for commercialization. Neurogen believes this is due to the fact that the scope of known chemical templates that block CRF-1 has historically been relatively narrow.

Neurogen has discovered a number of compounds that block the CRF1 target and have demonstrated efficacy in animal models of depression and stress. Importantly, the chemical structure of these compounds is significantly outside of the narrow scope of the first generation of CRF1 blockers. The Company believes these novel chemical templates could provide an avenue for avoiding many of the development issues of earlier CRF1 structures investigated in the industry.

Neurogen’s CRF1 program is currently evaluating several preclinical drug candidates to determine which compound, if any, will be advanced to human testing. Neurogen owns all commercial rights to this program.

Obesity/Diabetes Program: MCH1 receptor antagonist

Obesity is the excessive accumulation of adipose tissue to an extent that health is impaired and is usually measured using the body mass index or BMI. Data collected for government agencies indicate that the prevalence of obesity, defined as a body mass index of 30 kg/m² or more, has increased from approximately 13 percent in 1980 to 30 percent in 2000. This translates to roughly 59 million American adults. In 2004, the United States Health and Human Services agency declared obesity to be a disease, creating important changes to Medicare and health care reimbursement policy for obesity-related therapies. Industry studies indicate that obesity increases the risk of co-morbidities such as diabetes, cardiovascular diseases, and arthritis.

Neurogen’s obesity program targets the melanin concentrating hormone receptor-1 (MCH1), an important mediator of food intake. These receptors are expressed in the hypothalamus, often referred to as the feeding center of the brain. While obesity is caused by a complex process involving many hormones, neurotransmitters, nerve cells, and genes, recent animal studies suggest that the MCH neurotransmitter is now known to play a key role in controlling eating behavior.

In industry studies with rodents, removing the MCH peptide or receptor gene has resulted in lean animals, while administering MCH caused increased weight gain. While rodents have only a MCH1 receptor, higher animal species, including humans, have MCH1 and MCH2 receptors. Neurogen scientists presented data at the North American Society for the Study of Obesity (NAASO) in November 2004, which the Company believes was the first reported finding of the utility of an MCH1 antagonist in a non-rodent species. The Company’s studies indicated that blocking MCH1 was sufficient to achieve a significant reduction in food intake in a higher animal species.

Neurogen’s MCH1 program is currently evaluating several preclinical drug candidates to determine which compound, if any, will be advanced to human testing. Neurogen owns all commercial rights to this program.

Neurogen Collaborations

Neurogen conducts its research and development independently and, when advantageous, collaborates with pharmaceutical companies during the drug development process to obtain additional resources and to access complementary expertise. Historically, the Company's collaboration agreements may provide funding for drug discovery and development programs as well as clinical, manufacturing, marketing, and sales expertise, together with rights to future royalties or profit sharing for successful drugs, if any, resulting from collaborative programs. These strategic alliances balance the Company's exposure to research and development risks inherent in the industry while retaining a share in the success of future products, if any.

The Company currently has one active collaboration relating to its VR1 program partnered with Merck. The rights to all of the Company’s other active drug discovery and development programs are owned by Neurogen. A summary of the material terms of the Company’s 2003 Merck Agreement, which covers the Company's VR1-based pain management program, follows.

Under the terms of the agreement:

•	Merck purchased approximately 1.8 million shares of Neurogen common stock for $15 million
•	Merck paid Neurogen a $15 million license fee.
•
Neurogen has received to date $14.1 million and is scheduled to receive an additional $4.1 million in committed research funding and license fee payments for the three-year period ending in December 2006.

•	Merck has the option to extend the discovery and research effort for up to an additional two years, beyond December 2006.
•
Neurogen will receive milestone payments if specified development and regulatory objectives are achieved. The Company has received to date $5 million in milestone payments and is eligible to receive additional milestone payments, if additional milestones are achieved, on all VR1 compounds discovered by either company prior to or during the collaboration.

•	Merck received the exclusive worldwide license to develop, manufacture, use, and sell VR1 receptor modulator products developed in the collaboration.
•
Merck is required to pay Neurogen royalties based on net sales levels, if any, for such products. Neurogen is eligible to receive royalty payments on all VR1 compounds discovered by either company prior to or during the collaborative research program.

Patents and Proprietary Technology

Neurogen's success depends, in large part, on the Company's ability to obtain and enforce patents, maintain trade secrets and operate without infringing the intellectual property rights of third parties. Neurogen files patent applications both in the United States and in foreign countries, as the Company deems appropriate, for protection of products processes, uses, and technology. As of December 31, 2005, Neurogen is the sole assignee of 249 issued United States patents and numerous foreign patents.

The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is considerable uncertainty regarding the breadth of claims allowed in such cases and the degree of protection afforded under such patents. As a result, Neurogen cannot assure investors that patent applications will be successful or that current or future patents will afford the Company protection against competitors. It is possible that Neurogen patents will be successfully challenged or that patents issued to others may preclude the Company from commercializing its products. Litigation, to defend against infringement claims or to assert infringement claims against others can be lengthy and expensive, even if a favorable result is obtained. Moreover, much of the Company's expertise and technology cannot be patented, or, if patented, could not be readily monitored for infringement.

Neurogen also relies heavily on trade secrets and confidentiality agreements with collaborators, advisors, employees, consultants, vendors and other service providers. The Company cannot assure investors that these agreements will be effective, will not be breached, or that trade secrets will not otherwise become known or be independently discovered by competitors. Neurogen's business would be severely damaged if competitors were able to learn the Company's secrets or if the Company were unable to protect its intellectual property. Neurogen is not currently party to any contract that would obligate the Company to pay royalties to any third party on any compound in its current portfolio of drug development programs.

Competitive Environment

The biopharmaceutical industry is highly competitive. Product or technological developments by competing organizations may render Neurogen's drug candidates or technologies noncompetitive or obsolete, or the Company may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than Neurogen, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition. In addition, acquisitions of, or investments in, competing development-stage pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources.

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

Manufacturing

Neurogen is currently relying almost exclusively on third-party manufacturers to produce large quantities of development candidate compounds for preclinical development and to produce dosage forms of these candidates to support clinical trials.

Merck will be responsible for manufacturing, or having manufactured, drugs for clinical trials that are subject to the Merck Agreement and has the right to manufacture future products under the collaboration, if any, for commercialization.

Sales and Marketing

Neurogen's strategy is to market any products it develops in the future either directly or through co-promotion arrangements or other licensing arrangements with large pharmaceutical or biotechnology companies. The Company does not expect to establish a direct sales capability for at least the next several years, though it may pursue such a capability in the future. Merck has the right to market worldwide all future products, if any, resulting from the Merck Agreement.

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

The steps required before a pharmaceutical agent may be marketed in the United States include:

1.	Preclinical laboratory tests, in vivo preclinical studies and formulation studies;
2.	The submission to the FDA of an Investigational New Drug Application ("IND") for human clinical testing, which must become effective before human clinical trials can commence;
3.	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;
4.	The submission of a New Drug Application ("NDA") or Product License Application to the FDA; and
5.	FDA approval of the NDA or Product License Application prior to any commercial sale or shipment of the drug.

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

Clinical trials are typically conducted in three sequential phases, but the Phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects, the drug is typically tested for safety (no significant adverse side effects), absorption, dosage tolerance, metabolism, bio-distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II typically involves studies in a limited patient population to:

1.	Determine the efficacy of the drug for specific, targeted indications.
2.	Determine dosage tolerance and optimal dosage.
3.	Identify possible adverse side effects and safety risks.
4.
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

Employees

As of December 31, 2005, the Company had 175 full-time employees, of which 130 persons were scientists and, of these scientists, 66 had Ph.D.’s or other doctoral degrees. None of the employees are covered by collective bargaining agreements, and the Company considers relations with employees to be good. All current scientific personnel have entered into confidentiality and non-solicitation agreements with the Company.

Research and Development Expenses

The Company incurred research and development expenses of $38.0 million, $30.9 million and $31.8 million in 2005, 2004, and 2003, which exclude non-cash stock compensation charges of $0.5 million, $0.4 million and $0.3 million, respectively.

Available Information

The Company's website address is www.neurogen.com. The website address is included as an inactive textual reference and is not intended to be an active link to the website. The information that appears on the website is not part of this Form 10-K.  Neurogen makes available free of charge through its website all of the Company's filings with the Securities and Exchange Commission ("SEC"), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports. The Company's filings are made available as soon as reasonably practicable after such material is electronically filed with the SEC (website address: www.sec.gov). Copies without exhibits are also available, without charge, from Neurogen Corporation, 35 Northeast Industrial Road, Branford, CT 06405.

ITEM 1A. RISK FACTORS

The following information sets forth risk factors that could cause the Company’s actual results to differ materially from those contained in forward-looking statements that have been made in this Annual Report on Form 10-K and those that may be made from time to time. If any of the risks actually occur, the Company’s business, results of operation, prospects or financial condition could be adversely affected. These are not the only risks the Company faces. Additional risks not presently known or that the Company currently deems immaterial may also affect business operations.

The testing process for the Company’s drug candidates is long, costly, and uncertain, and most drug candidates do not get approved. Even if approved for use in humans, the Company’s drug candidates may later prove to be unsafe or ineffective.

The Company’s potential drug candidates must go through extensive preclinical (animal) and clinical (human) trials to prove that the drug is safe and effective before it can be commercialized. This extensive testing takes several years, is quite expensive, and more often than not leads to the conclusion that a drug candidate is not suitable for commercialization. A very significant majority (estimated to be greater than 80 to 90 percent) of all drugs which enter human clinical trials fail to reach the market. In addition, the risk of failure is the highest when working on drug targets that have not yet been validated by the successful commercialization of a prior drug. Moreover, even if early drug testing appears positive, later testing or even the results of usage after commercialization may preclude further use of a drug. In addition, the current regulatory framework could change, or additional regulations could arise at any stage during our product development or marketing, which may affect its ability to obtain or maintain approval of its products or require Neurogen to make significant expenditures to obtain or maintain such approvals.

The results of preclinical tests performed on animals are not always accurate predictors of the safety, effectiveness, or suitability of drugs in humans. Similarly, the results of initial clinical trials do not necessarily accurately predict the results that will be obtained in the later stages of clinical trials. The appearance of adverse side effects, inadequate therapeutic efficacy or inadequate drug properties could prevent or slow product development efforts at any stage of product development by delaying or preventing clinical trials, delaying or preventing regulatory approval by the FDA or foreign regulatory authorities or adversely affecting the commercial potential of a drug candidate. Either the FDA or the Company may suspend clinical trials at any time if the FDA or it believes that the individuals participating in the trials are being exposed to unacceptable health risks. Even products approved by the FDA or foreign regulatory authorities may later exhibit adverse side effects that prevent their widespread use or necessitate their withdrawal from the market. As a result, the Company’s drug candidates may prove to be unsafe or ineffective in humans, produce undesirable side effects, or fail to get through the testing phases to commercialization.

The Company is subject to strict governmental regulation. If the Company cannot obtain product approvals or if it cannot comply with ongoing governmental regulations, its business could be adversely affected.

The Company’s products are subject to extensive regulation and review by numerous federal, state and local government agencies both in the United States and in other countries where it intends to test and market its products. The process by which the Company obtains regulatory approval to market a product involves substantial cost and can take many years. The data the Company obtains from preclinical and clinical trials may be subject to varying interpretations which can delay, limit or prevent the approval of the relevant governmental authority. If there are delays and costs in obtaining regulatory approvals, the Company’s product development efforts and consequently its business could be adversely affected. Agencies, such as the FDA, may change their view of acceptable endpoints for clinical trials once they have begun, clinical data may not be accepted by the FDA or similar agencies, or approvals may not be granted on a timely basis, if at all. Even if the Company obtains regulatory approval of a drug, the approval may include limitations and restrictions on the drug’s use. In addition, the Company’s products are subject to continual regulatory review and any subsequent discovery of previously unrecognized problems could result in restrictions being placed on either the Company or its products. These restrictions could include an order to withdraw a product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

The Company faces vigorous competition in the areas of drug discovery and development, which may result in others developing or commercializing products before or more successfully than it does.

The pharmaceutical industry is highly competitive and is affected by new technologies, governmental regulations, healthcare legislation, availability of financing, litigation and other factors. The Company cannot assure the reader that its competitors will not succeed in developing technologies (including drug discovery techniques) and products that are more effective than its own or that are commercialized prior to similar technologies or products of its own. In addition, developments by others may render its products under development or its technologies noncompetitive or obsolete. If the Company’s product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than its products, or may offer comparable performance at lower costs. If the Company’s products are unable to capture or maintain market share, it will not achieve significant product revenues and its financial condition will be materially adversely affected.

The Company competes against fully integrated pharmaceutical companies or other companies that collaborate with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products already approved, marketed or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs, have substantially greater financial resources, experience in developing products, obtaining FDA and other regulatory approvals, formulating and manufacturing drugs, and commercializing drugs than the Company does. If a competitor were to develop and successfully commercialize a drug before a similar one that the Company was working on, it would put the Company at a significant competitive disadvantage.

The Company has limited experience in the clinical process and relies heavily on its collaborative partners for research and development funding and commercialization.

The Company has depended on its collaborative partners to fund a significant portion of its research and development expenses and to manufacture and market any products that might result from its collaborations. In the fiscal years ended December 31, 2005, 2004, and 2003, the Company incurred $38.5 million, $31.3 million, and $32.2 million in research and development expenses (including stock compensation expense of $0.5 million, $0.4 million and $0.3 million respectively) and recognized $3.9 million, $10.3 million, and $4.8 million respectively, in research and development revenue from corporate partners. Because the Company has limited experience conducting clinical trials, it often depends on its collaborative partners with respect to regulatory filings relating to, and the clinical testing of, compounds developed under its collaborations. In particular, the Company depends on Merck to conduct clinical trials for compounds on which it and Merck collaborate in our VR1 program.

The Company’s reliance on collaborative partners, whose interests may not coincide with its interests, exposes it to many risks, including the following:

•	that a collaborator will halt, delay, or repeat clinical trials;

•	that a collaborator will alter the amount or timing of resources dedicated to the Company’s collaboration;

•	that a collaborator will dispute the Company’s rights under an agreement;

•	that a collaborator will attempt to independently develop a competing drug on its own or in conjunction with a third party;

•	that existing collaboration agreements will not be extended;

•	that a collaborator will not continue to develop a drug candidate after a collaboration agreement has ended; and

•	that a collaborator will breach or terminate an agreement with the Company.

If any of these risks were to occur, the research program in question, and possibly the Company’s business, would be adversely affected. The Company’s existing collaboration with Merck may be unsuccessful and it may not receive any future milestone payments or royalties. If the Company’s existing collaboration is not continued or is unsuccessful, its product development efforts and consequently business would be adversely affected. Delays or discontinuation of its collaborative programs could significantly delay and decrease the probability of the Company ever achieving product revenues. This could negatively impact its ability to access capital and the cost of capital. If the Company’s collaborative partner Merck does not continue the development of its compounds under our VR1 collaborations, it may not be able to do so on its own. The Company’s current collaboration, with Merck, is subject to certain diligence requirements. Merck has the right to determine when and if to advance compounds in the clinical process. In addition, the Company may not be able to find suitable partners for any new collaborations it may seek to enter. Any new collaborations would likely be subject to some or all of the same risks as the Company’s existing collaboration.

A consequence of entering into collaborative arrangements is that the Company’s potential upside is smaller if a successful product emerges than if it successfully commercialized a product on its own.

Historically, the Company has entered into strategic collaborations with large pharmaceutical companies to develop and commercialize new drugs. Under its collaboration with Merck, the Company has granted Merck the exclusive worldwide license to manufacture, use and sell products developed under the Merck agreement. While these collaborations have allowed the Company to recoup its research and development expenses and avoid risking its own capital on these activities, they have, in most cases, limited its upside to receiving only royalties based on net sales levels should a successful drug result.

The Company periodically explores new alliances that may never materialize or may fail.

The Company periodically explores a variety of possible partnerships or alliances in an effort to gain access to additional complimentary resources. At the current time, the Company cannot predict what form such a partnership or alliance might take. Such strategic business alliances could result in: the issuance of equity securities that would dilute stockholders’ percentage ownership; the expenditure of substantial operational, financial, and management resources in integrating new businesses, technologies, and products; the assumption of substantial actual or contingent liabilities; or a business combination transaction featuring terms that stockholders might not deem desirable.

There have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future corporate collaborators. If business combinations involving the Company’s corporate collaborators were to occur, the effect could be to diminish, terminate or cause delays in one or more of its corporate collaborations.

Developing the Company’s drug candidates, particularly its unpartnered product candidates, will require significant additional expenditures. The Company is not certain how much capital it may need, and it may have difficulty raising needed capital in the future on favorable terms or at all.

The Company has spent and will continue to spend substantial funds to complete the research, development and clinical testing of its products. In the future the Company expects to need additional funds for these purposes and to establish additional clinical- and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of its products. The Company may not be able to acquire additional funds on commercially reasonable terms or at all. In particular, the process of carrying out the development of its own unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered, if at all, will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and other product development activites. If the Company cannot acquire adequate funds, it may have to delay, reduce the scope of or eliminate one or more of its research or development programs. Such a reduction could concentrate its risks in fewer programs.

The Company’s capital requirements will depend on many factors, including:

•	continued progress of its research and development programs;

•	the Company’s ability to market and distribute any products it develops and to establish new collaborative and licensing arrangements;

•	changes in its existing collaborative relationships;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in pursuing regulatory clearance;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; and

•	competing technological and market developments.

The Company may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources which may dilute the interest its existing stockholders have in its company. In addition, in the event that the Company obtains additional funds through arrangements with collaborative partners or other sources, these arrangements may require it to give up rights to some of its technologies, product candidates or products under development that it would otherwise seek to develop or commercialize ourselves.

The Company’s patents, trade secrets and confidentiality agreements with collaborators, employees and others may be invalidated or inadequate to protect its intellectual property.

If the Company or its collaborators are unable to adequately protect or enforce our intellectual property, its competitive position could be impaired. The Company’s success depends in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the intellectual property rights of third parties. The Company files patent applications both in the United States and in foreign countries to protect both its products and its processes. The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. The Company’s patent applications may not be successful or its current or future patents may not afford the Company protection against its competitors. It is possible that the Company’s patents will be successfully challenged or that patents issued to others may preclude it from commercializing its products. Litigation to establish the validity of patents, to defend against infringement claims or to assert infringement claims against others can be lengthy and expensive. Moreover, much of the Company’s expertise and technology cannot be patented or, if patented, any infringement cannot be readily monitored. The Company also relies heavily on trade secrets (for example, its AIDDTM system is not patented, but its proprietary elements are protected as trade secrets) and confidentiality agreements with collaborators, advisors, employees, consultants, vendors and other service providers. It is possible that these agreements may be breached or that the Company’s trade secrets may otherwise become known or be independently discovered by competitors. The Company’s product development efforts and consequently its business would be adversely affected if its competitors were able to learn its secrets or if it was unable to protect its intellectual property.

The Company is subject to uncertainties regarding healthcare reimbursement and reform. In the event that it is successful in bringing any products to market, its revenues may be adversely affected if it fails to obtain acceptable prices or adequate reimbursement for the cost of its products from third-party payors.

The continuing efforts of the government, insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of healthcare may affect the Company’s future revenues and profitability, the future revenues and profitability of its potential customers, suppliers and collaborative partners, and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, both the federal and state governments will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and reform of the Medicare and Medicaid systems. While the Company cannot predict whether any such proposals will be adopted, the announcement or adoption of such proposals could negatively impact its business, financial condition and results of operations.

The Company’s ability to market its products successfully will depend, in part, on the extent to which appropriate reimbursements for the cost of its products and related treatments are available from governmental authorities, private health insurers and other organizations, such as HMOs. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payors, including Medicare, are constantly challenging the prices charged for medical products and services. If third-party payors institute cost containment measures or fail to approve the Company’s products for reimbursement, its future sales may be adversely affected, as patients will opt for a competing product that is approved for reimbursement.

The Company may be unable to attract and retain qualified management and technical personnel.

The success of the Company’s business depends, in large part, on its continued ability to attract and retain highly qualified management and scientific personnel. The Company faces significant competition for such individuals from other companies, academic institutions and other organizations. In particular, there is currently a shortage of qualified Ph.D. chemists and drug metabolism scientists in the industry. The Company cannot assure the reader that it will be able to attract or retain qualified personnel or that the costs of retaining such personnel will not materially increase. The failure to attract and retain these key personnel and management staff, or the loss of any of the Company’s current management team and its inability replace such staff on a timely basis could adversely affect its business and financial condition.

The Company relies upon third parties for its manufacturing requirements, and it cannot assure the reader that it will be able to manufacture products on a timely and competitive basis.

To complete its clinical trials and to commercialize its product candidates, the Company needs access to, or development of, facilities to manufacture a sufficient supply of its product candidates. Neurogen depends on its collaborators or third parties for the manufacture of compounds for pre-clinical, clinical and commercial purposes in their FDA-approved manufacturing facilities. The Company’s products may be in competition with other products for access to these facilities. Consequently, its products may be subject to manufacturing delays if collaborators or outside contractors give other products greater priority than its products. For this and other reasons, the Company’s collaborators or third parties may not be able to manufacture these products in a cost-effective or timely manner. If not performed in a timely manner, the clinical trial development of its product candidates or their submission for regulatory approval could be delayed, and its ability to deliver products on a timely basis could be impaired or precluded. Neurogen may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, if at all. The Company does not intend to develop or acquire facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future. In our ongoing collaboration, Merck is responsible for manufacturing or obtaining clinical and commercial supplies of pharmaceutical compounds. In our unpartnered program we utilize third parties to prepare and formulate pharmaceutical compounds for use in clinical studies. The Company’s current dependence upon others for the manufacture of its products may reduce its future profit margin and limit its ability to commercialize products on a timely and competitive basis.

The Company lacks marketing and sales experience.

The Company currently has no marketing, sales or distribution efforts and, currently, the Company intends to rely primarily on existing or future collaborative partners for this expertise if one of its products is successfully commercialized. Therefore, to service markets for any areas in which it has retained sales and marketing rights or in the event that any of its collaborative agreements is terminated, the Company must develop a sales force with technical expertise. The Company has no experience in developing, training or managing a sales force and would incur substantial additional expenses in developing, training and managing such a sales force. The Company may be unable to build such a sales force, the cost of establishing such a sales force may exceed any product revenues, or its direct marketing and sales efforts may be unsuccessful. In addition, the Company competes with many other companies that currently have extensive and well-funded marketing and sales operations. The Company’s marketing and sales efforts may be unable to compete successfully against such other companies. Moreover, even if the Company or one of its partners is able to bring a product to market, it is possible that these products will not gain acceptance among physicians, patients or third-party payors.

The Company’s business exposes it to clinical trial and product liability claims.

The Company faces an inherent risk of exposure to product liability claims in the event that the use of one of its products is alleged to have caused an adverse if any effect on patients. This risk exists for products being tested in human clinical trials, as well as products that receive regulatory approval for commercial sale. Manufacturers of pharmaceuticals have been the subject of significant product liability litigation, and Neurogen cannot assure the reader that it will not be threatened with or become subject to such a claim. The Company maintains limited product liability insurance for compounds it is testing in clinical trials. It currently maintains liability insurance of $5.0 million in coverage for the clinical trials that it conducts. The Company’s partners indemnify the Company, with certain exceptions, for collaborative compounds they are testing in clinical trials. The Company intends to seek additional product liability insurance coverage if and when its products are commercialized. It may not, however, be able to obtain such insurance at acceptable costs, if at all, or such coverage, if obtained, may not be adequate to cover any claims. If the Company cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims it could be prevented from commercializing our products. Or, if the Company is subject to a product liability claim where claims or losses exceed its liability insurance coverage and its ability to pay, it may go out of business.

The Company’s business involves hazardous materials and the risk of environmental liability.

In connection with its research and development activities, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although the Company believes that it has complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any noncompliance which is material to its business, it may have to incur significant costs to comply with environmental and health and safety regulations in the future. The Company’s research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although it believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the Company cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an occurrence, the Company could be held liable for any damages that result and any such liability could possibly exceed its resources.

The price of the Company’s common stock may be volatile.

The market prices for securities of biotechnology companies, including the Company, have historically been highly volatile. The market has, from time to time, experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Company’s common stock may fluctuate significantly due to a variety of factors, including:

•	the results of preclinical testing and clinical trials by the Company or its competitors;

•	technological innovations or new therapeutic products;

•	changes in governmental regulation;

•	developments or disputes concerning the Company's proprietary rights;

•	litigation;

•	public concern as to the safety of products developed by the Company or others;

•	the Company’s ability to raise capital;

•	comments by securities analysts; and

•	general market conditions in the Company's industry.

The Company’s existing stockholders have significant control of its management and affairs.

The Company’s executive officers and directors and holders of greater than five percent of its outstanding common stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned greater than 60 percent of its common stock as of June 30, 2005. As a result, these stockholders, acting together, may be able to control the Company’s management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. The interests of the Company’s existing major stockholders may not always coincide with the interests of other stockholders and they may take actions in advance of their respective interests that may be to the detriment of its other stockholders.

If the Company’s stockholders sell substantial amounts of its common stock, the market price of its common stock may fall.

If the Company’s stockholders sell substantial amounts of its common stock including shares issued upon the exercise of outstanding options, the market price of its common stock may fall. These sales also might make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that it deems appropriate.

The Company does not expect to pay dividends on its common stock.

The Company has never declared or paid dividends on its common stock in the past and it does not expect to pay dividends on its common stock for the foreseeable future.

The Company anticipates future losses and may never become profitable.

The Company’s future financial results are uncertain. Neurogen has experienced significant losses since it commenced operations in 1987. The Company’s accumulated net losses as of December 31, 2005 were approximately $179 million. These losses have primarily resulted from expenses associated with its research and development activities, including pre-clinical and clinical trials, and general and administrative expenses. The Company anticipates that its research and development expenses will remain significant in the future and it expects to incur losses over at least the next several years as it continues its research and development efforts, pre-clinical testing and clinical trials and, if implemented, manufacturing, marketing and sales programs. As a result, the Company cannot predict when it will become profitable, if at all, and if it does, it may not remain profitable for any substantial period of time. If the Company fails to achieve profitability within the timeframe expected by investors, the market price of its common stock may decline and consequently its business may not be sustainable.

Accounting pronouncements may affect the Company’s future financial position and results of operations.

There may be new accounting pronouncements or regulatory rulings, which may have an affect on the Company’s future financial position and results of operations. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Through December 31, 2005, the Company has accounted for grants of stock options and restricted stock to employees utilizing the intrinsic value method in accordance with APB Opinion No. 25, and, accordingly, recognized no compensation expense for the options when the option grants have an exercise price equal to the fair market value at the date of grant, and, for restricted stock, recorded an expense over the vesting periods. Through December 31, 2005, the Company followed the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148. The Company is evaluating the requirements of SFAS 123R and anticipate that SFAS 123R will have a material impact on its results of operations and loss per share.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company conducts its operations in laboratory and administrative facilities on a single site located in Branford, Connecticut. The total facilities under ownership comprise approximately 148,000 square feet, of which 106,000 square feet is in use. Approximately 42,000 square feet has not yet been adapted for the Company's research and development efforts.

ITEM 3. LEGAL PROCEEDINGS

In the second quarter of 2004, the Company was informed that the Connecticut Department of Environmental Protection (the "DEP") is considering taking action against the Company as a result of incidents where the Company's wastewater monitoring systems indicated that the wastewater pH limits of the Company's wastewater discharge permit had been exceeded. However, no formal communication has been received from the DEP as of the date of this filing. The actions the DEP could take include, but are not limited to, fines, penalties, remedial action and future additional monitoring activities. At this time, the Company does not have enough information to enable it to estimate the cost, if any, of the DEP's actions and, accordingly, no amounts have been recorded in the accompanying financial statements for this matter. The Company is not aware of any negative environmental impacts resulting from these incidents but continues to carefully monitor and upgrade its wastewater neutralization systems in an effort to prevent further incidents of this kind.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Neurogen is traded on the NASDAQ Stock Market under the symbol NRGN. As of March 6, 2006, there were approximately 195 holders of record of the Company's common stock. No dividends have been paid on the common stock to date, and the Company, while not anticipating any earnings in the near term, would retain any earnings for further development of the Company's business.

The following table sets forth the high and low sales prices for the common stock as reported by NASDAQ.

	HIGH	LOW
FISCAL 2005:
First Quarter	$10.04	$6.90
Second Quarter	7.82	5.85
Third Quarter	7.80	6.01
Fourth Quarter	8.83	6.04

FISCAL 2004:
First Quarter	$10.08	$6.58
Second Quarter	11.43	6.90
Third Quarter	7.74	6.05
Fourth Quarter	10.10	6.19

Greater than 50% of Neurogen's common stock is currently held by a limited number of stockholders, each of whom owns greater than 5% of outstanding common stock. This may have the effect of limiting the trading volume and liquidity of the stock.

Equity Compensation Plan Information

The following table sets forth, for the Company's equity compensation plans, the number of options and restricted stock outstanding under such plans, the weighted-average exercise price of outstanding options, and the number of shares that remain available for issuance under such plans, as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,641,642	$12.67	490,387
Equity compensation plans not approved by security holders	16,500	33.38	-

Total	5,658,142	$12.73	490,387

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

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31 (in thousands, except per share data)

	2005	2004	2003	2002	2001
Total operating revenues	$7,558	$19,180	$6,788	$15,725	$11,514
Total operating expenses	$48,115	40,394	$39,697	$41,382	$42,577
Net loss	$(37,120)	$(18,593)	$(31,576)	$(23,692)	$(25,362)
Net loss per share-basic and diluted	$(1.08)	$(0.63)	$(1.78)	$(1.35)	$(1.45)
Total assets	$146,764	$183,823	$95,369	$115,779	$145,956
Long-term debt	$10,430	$11,864	$13,278	$19,650	$21,029
Stockholders’ equity	$114,508	$150,722	$53,439	$83,297	$105,383
Weighted average number of shares outstanding-basic and diluted	34,318	29,703	17,711	17,614	17,441

The 2004 increase in stockholders' equity and weighted average number of shares outstanding reflects equity transactions discussed in the "Equity Offering" section under Item 5 above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial or business performance and are identified by words such as “may,” “might,” “will,” “should,” “expect,” “scheduled,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of such terms or other comparable terms. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. In evaluating these statements, the reader should specifically consider various factors, including the risks outlined in Section 1A of this Form 10-K entitled “Risk Factors.”

The Company wishes to caution readers and others to whom forward-looking statements are addressed, that any such forward-looking statements are not guarantees of future performance and that actual results may differ materially from estimates in the forward-looking statements. The Company undertakes no obligation to revise these forward-looking statements to reflect events or circumstances after the date hereof. Important factors that may cause results to differ from expectations include, for example:

•	risks inherent in discovery, research, development, testing, regulatory approval, production and marketing of any of the Company’s drug candidates;

•	competitive factors;

•	risks deriving from in-licensing of drug candidates, acquisitions or business combinations;

•
the Company’s dependence on its current or future corporate partners with respect to research and development funding, preclinical evaluation of drug candidates, human clinical trials of drug candidates, regulatory filings and manufacturing and marketing expertise;

•	risks deriving from collaborations, alliances or other transactions;

•	the risk that actual research and development costs and associated general and administrative costs may exceed budgeted amounts;

•	the risk that drug targets pursued by the Company may prove to be invalid after substantial investments by the Company;

•	inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company’s business;

•	uncertainty regarding the Company’s patents and trade secrets and confidentiality agreements with collaborators, employees, consultants or vendors;

•	the risk that the Company may be prohibited or otherwise restricted from working on certain targets relevant to the Company’s business;

•	dependence upon third parties for the manufacture of the Company’s potential products and the Company’s inexperience in manufacturing if the Company establishes internal manufacturing capabilities;

•	dependence on third parties to market potential products and the Company’s lack of sales and marketing capabilities;

•	unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company’s products;

•	inability to attract or retain scientific, management and other personnel; and

•	risks associated with the fact that a majority of the Company’s common stock is held by a limited number of stockholders.

OVERVIEW

Since its inception in September 1987, Neurogen has been engaged in the discovery and development of drugs. The Company has not derived any revenue or earnings from product sales and has incurred, and expects to continue to incur, significant losses in most years prior to deriving any such product revenues or earnings. Revenues to date have come from six collaborative research agreements, one license agreement and one technology transfer agreement.

During 2005, the Company incurred significant expenses in conducting three Phase I clinical trials and initiating the Phase II trial for NG3-73. Development costs for the insomnia program, as well as costs for the Company’s other programs, may continue to increase in 2006. Over the last three years, drug discovery and development activities, excluding stock compensation charges, have accounted for between 78% and 82% of total expenses.

Collaborative agreements have been and are expected to continue to be a source of funding for the Company. Such arrangements not only drive current revenue (through the recognition of upfront and subsequent license fees, research funding and potential milestone payments), but over the longer term these arrangements may have a significant impact on potential future product revenue and earnings in the form of royalties if the agreements result in successful drug development and commercialization. The initiation, expiration and specific terms of such agreements have contributed to, and will continue to cause, significant fluctuations in the Company’s recognized revenues and losses. The Company will continue to seek early stage partnerships for some research and development programs, while it selectively retains the rights to other drug programs to more advanced stages before considering partnership arrangements. The decision of whether and when to partner a program is based on an analysis of development risk, resources required to complete each regulatory stage, and the amount of immediate versus long term return that could be extracted at each stage of development.

In December 2003, Neurogen and Merck Sharp & Dohme Limited ("Merck") entered into a collaboration agreement (the "Merck Agreement") to discover and develop next-generation drugs targeting the vanilloid receptor ("VR1") for the treatment of pain. Neurogen received $30.0 million in January 2004, of which $15.0 million was for up-front license fees and $15.0 million for the purchase of 1,783,252 shares of newly issued Neurogen common stock. Merck is obligated to provide Neurogen with research funding and license payments totaling $18.2 million during the initial three-year term of the contract (subject to Merck's right of termination in the third year). The collaboration is entering its third year, and, as of December 31, 2005, Neurogen has received $9.1 million in research funding and two $2.5 million anniversary license payments, as well as an additional $3.0 million for the achievement of a preclinical milestone.

In the second quarter of 2004, the Company was informed that the Connecticut Department of Environmental Protection (the "DEP") is considering taking action against the Company as a result of incidents where the Company's wastewater monitoring systems indicated that the wastewater pH limits of the Company's wastewater discharge permit had been exceeded. However, no formal communication has been received from the DEP as of the date of this filing. The actions the DEP could take include, but are not limited to, fines, penalties, remedial action and future additional monitoring activities. At this time, the Company does not have enough information to enable it to estimate the cost, if any, of the DEP's actions and, accordingly, no amounts have been recorded in the accompanying financial statements for this matter. The Company is not aware of any negative environmental impacts resulting from these incidents but continues to carefully monitor and upgrade its wastewater neutralization systems in an effort to prevent further incidents of this kind.

CRITICAL ACCOUNTING POLICIES

The preparation of Neurogen's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions and exercise judgment, which affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates and exercises judgment in the valuation of marketable securities and investments, evaluation of investments and other assets for other-than-temporary impairment, revenue recognition, collaboration costs, income taxes, accruals and stock compensation. Actual amounts and outcomes could differ from those estimates.

The Company believes the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of Neurogen's financial statements:

Revenue Recognition

Neurogen's current collaboration with Merck and any related agreements are significant since the terms of such arrangements may cause the Company's operating results to vary considerably from period to period.

Periodically, Neurogen enters into collaborative research agreements that, among other things, generally provide for the funding to Neurogen of specified projects and the granting to Neurogen's partners of certain development and commercialization rights related to potential discoveries. Revenue under these arrangements typically includes upfront non-refundable fees, ongoing payments for specified levels of staffing for research and milestone payments upon occurrence of certain events. The Company recognizes upfront license fees as revenue ratably over the period of performance under the research agreement. The research funding is recognized as revenue as the related research effort is performed. Revenue derived from the achievement of milestones, each of which represents a substantive stage of development towards a long-term goal such as the nomination of a development or clinical candidate or the start of a specific phase of clinical trials or the filing of a New Drug Application with the Food and Drug Administration, is recognized when the milestone event occurs and collectability is reasonably assured. In December 2003, the SEC released SAB 104, which amended SAB 101 to incorporate guidance in Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This EITF became effective for all contracts entered into after June 15, 2003. EITF Issue No. 00-21 addresses, for arrangements with multiple deliverables, how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting.

Neurogen applied the guidance in EITF Issue No. 00-21 in evaluating the proper accounting for the Merck Agreement, which became effective in late December 2003. The Company identified the initial license transfer and the research and development services as the deliverables under the Merck Agreement and concluded that they should be accounted for as a single unit of accounting based on the determination that these deliverables were not separable. The Company believes that the achievement of specific milestones, such as the identification of a preclinical candidate or the acceptance of an NDA filing, is well-defined, substantive, measurable and reasonable relative to risk and effort. Accordingly, Neurogen concluded that such payments should be recognized as revenue when the milestone is achieved.

On the basis of the evaluation discussed above and consistent with the provisions of EITF Issue No. 00-21 and SAB 101, as amended by SAB 104, the Company recognized revenue from the upfront license payment ratably over the potential five-year term of the research program under the Merck Agreement, subsequent anniversary license payments ratably over the remaining duration of the research program under the collaboration, and research funding as incurred (with the expectation that the research funding revenue will approximate straight-line revenue over the term of the contract). Milestone payments to date have been, and any future milestone payments will be recognized as earned, provided payment is reasonably assured.

The Company has recognized revenue from the Aventis Agreement, entered into in December 2001, in accordance with the guidance in SAB 101. An initial license fee of $10.0 million received in December 2001 was recognized ratably over the then-expected performance period of five years (which covered the initial term of three years and possible extensions of up to another two years). In September 2004, as a result of the combination of Aventis with Sanofi-Synthelabo, Aventis informed the Company that the collaboration would terminate in December 2004. As the termination was effective December 8, 2004, the Company made an adjustment in September 2004 to the period over which the initial license fee payment was being recognized, such that all revenues would be recognized by December 2004. Consistent with the guidance in Accounting Principles Board ("APB") Opinion 20 that related to a change in accounting estimate, the remaining unearned license revenue as of the end of August 2004 was recognized ratably over the period from September to December 2004.

Revenue resulting from up-front and subsequent (such as anniversary license payments) and non-refundable fees under collaborative research agreements are recorded as license fees revenue for purposes of the financial statements. Research funding for the Company's staffing on projects and milestone payments under collaborative agreements is recorded as research and development revenue. Deferred revenue arises from the payments received for research and development to be conducted in future periods or for licenses of Neurogen's rights or technology where Neurogen has continuing involvement.

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

The Company occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and, accordingly, recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period. The fair value of each award is estimated using the Black-Scholes model (the assumptions used are described in Note 6 to the consolidated financial statements).

Marketable Securities

Marketable securities at each of December 31, 2005, and December 31, 2004 consisted of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt securities. At December 31, 2005 maturities ranged from approximately one month to approximately 3 1/3 years and at December 31, 2004 from approximately one month to approximately 4 1/3 years. The Company has classified all marketable securities as current under ARB 43 paragraph 4. Such guidance indicates that a current classification is appropriate for resources such as marketable securities representing the investment of cash available for current operations.

The fair value of these securities is subject to volatility and change. The Company considers its investment portfolio to be available-for-sale securities as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available for sale securities are carried at fair value with the unrealized gains and losses reported as other comprehensive income. Realized gains and losses have been determined by the specific identification method and are included in investment income. Classifications of the Company's marketable securities as other than available-for-sale pursuant to SFAS No. 115 would possibly result in material impacts to the valuation of the securities and investment income.

Neurogen periodically reviews its marketable securities portfolio for potential other-than-temporary impairment and recoverability. Gross unrealized losses for all investments in an unrealized loss position on the Company's investments totaled $1.7 million (on aggregate fair value of $93.4 million) as of December 31, 2005. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality. Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company believes it has the ability and intends to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Income Taxes

The liability method of SFAS No. 109, "Accounting for Income Taxes," is used to account for income taxes. Deferred tax assets and liabilities are determined based on net operating loss carryforwards, research and development credit carryforwards, and differences between financial reporting and income tax bases of assets and liabilities. Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets would be recorded as an income tax benefit in the Statement of Operations or a credit to Additional Paid-In Capital.

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

RESULTS OF OPERATIONS

Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future collaborative research agreements, the progress of the Company's independent and partnered research and development projects, the size of the Company's staff and the level of preclinical and clinical development spending on drug candidates in unpartnered programs. Neurogen believes its research and development costs may increase significantly over the next several years as its drug development programs progress. In addition, general and administrative expenses would be expected to increase to support any expanded research and development activities.

Years Ended December 31, 2005 and 2004

Operating revenues for 2005 were $7.6 million compared to $19.2 million in 2004. The $11.6 million decrease in 2005 was primarily due to the termination of the Company’s research collaboration with Aventis in September 2004 (discussed below) and the recognition in April 2004 of $3.0 million from the achievement of a preclinical milestone in the Merck Agreement. Total revenue from the Aventis collaboration in 2004 was $9.0 million, which included $5.9 million in license fees (of which $3.9 million was from the acceleration of all remaining previously deferred license revenue upon the termination) and $3.1 million in research funding. License fees from the Merck Agreement were $3.6 million in 2005 as compared to $3.0 million in 2004, primarily due to $0.6 million recognized in 2005 from the license payment of $2.5 million received in December 2004, revenue from which is being recognized ratably over four years (from initial recognition through the duration of the research program). Research revenue from the Merck Agreement decreased slightly to $3.9 million in 2005 from $4.2 million in 2004.

Research and development expenses for 2005 were $38.0 million compared to $30.9 million in 2004 (excluding non-cash stock compensation charges), which was a $7.1 million or 23% increase. Spending on clinical trials and development costs increased for several of the Company’s programs. Outsourced expenses of $2.8 million were incurred for three Phase I clinical trials and the commencement of the Phase II clinical trial for NG2-73 for insomnia in 2005, compared to expenses of $1.0 million in 2004 for the completion of the Company's exploratory Phase IIa clinical trials (for both asthma and rheumatoid arthritis indications) in the C5a program. Outsourced development expenses for toxicology studies, chemical manufacturing and formulations related to the insomnia, obesity, and depression/anxiety programs increased by $3.4 million to $6.9 million in 2005 compared to development spending of $3.5 million in 2004, of which $4.4 million and $2.2 million of the development expenses in 2005 and 2004, respectively, were for insomnia program costs. Staff salary and benefit expense (to support the Company’s development efforts) increased by $1.5 million to $17.2 million, which included an average headcount increase of 5% in 2005. Utility costs increased $0.2 million to $1.0 million in 2005.

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

In 2005, general and administrative expenses, excluding non-cash stock compensation charges, increased by 7% to $9.1 million as compared to $8.5 million in 2004. The $0.6 million increase was due primarily to increases in salary and benefits expense of $0.4 million and in recruiting expenses of $0.1 million in 2005.

Total stock compensation expenses were $1.1 million in 2005 compared to $1.0 million in 2004. Since the Company accounts for employee stock options using the intrinsic method, and the Company grants stock options with exercise prices equal to the fair market value, the granting of employee options normally does not result in any compensation expense being recognized for those awards. The stock compensation expenses that were recognized in 2005 and 2004 consisted of restricted stock awards granted to employees and certain grants to consultants. The 2004 amount also included expense for certain variable option grants awarded to several officers in 1997 (which were expensed over the vesting period that ended December 31, 2004, and the expense amounts were marked to market at each reporting date).

Other income was $3.0 million in 2005 compared to $2.3 million in 2004. The $0.7 million increase in 2005 was primarily due to an increase in interest income resulting from a higher average level of marketable securities in 2005, offset by a slight increase in interest expense and a decline in realized gains on the sale or maturity of investments.

The Company recognized and recorded Connecticut income tax benefits of $0.4 million and $0.3 million in 2005 and 2004, respectively, a portion of which in 2005 related to employee stock options and was recorded to Additional Paid-In Capital. The 2005 and 2004 benefits were the result of Connecticut legislation which allowed the Company to obtain cash refunds from the State of Connecticut for a portion of research and development tax credits in exchange for foregoing the carryforward of these credits into future tax years.

Years Ended December 31, 2004 and 2003

Operating revenues for 2004 were $19.2 million compared to $6.8 million in 2003. The $12.4 million increase in operating revenues was primarily due to revenue generated in 2004 from the Merck Agreement, which consisted of $3.0 million in license fees, $4.2 million in research funding, and $3.0 million for the achievement of a preclinical milestone, as compared to the recognition in 2003 of less than $0.1 million in revenue from the collaboration. Revenues from the Aventis Agreement increased in 2004 by $2.2 million, as license fees increased by $3.9 million over the $2.0 million recognized in 2003, reflecting the accelerated recognition of all remaining previously deferred license revenue upon the agreement termination. This increase was partially offset by a $0.7 million decrease in research funding revenues (to $3.1 million in 2004) and the absence of milestone revenue of $1.0 million in 2003.

Research and development expenses for 2004 of $30.9 million decreased slightly from $31.8 million in 2003, excluding non-cash stock compensation charges. Increases in 2004 of $0.8 million in research supplies, $0.3 million in outsourced drug development costs, and $0.2 million in recruiting and relocation expenses were offset by a $2.2 million decrease in clinical expenses from the completion of the Company's exploratory Phase IIa clinical trials (for both asthma and rheumatoid arthritis indications) in its C5a program. Costs incurred for the NG2-73 clinical trial for insomnia that commenced in December 2004 were approximately $0.1 million. The $0.3 million increase in outsourced drug development expenses in 2004 was caused by increases in toxicology studies and formulation expenses (related to the insomnia program), offsetting decreases in chemical manufacturing costs (related to the VR1 program as these expenses are now borne by Merck). The annual average level of research and development staffing in 2004 was approximately the same as for 2003. The 2004 year-end research and development staff level was about 7% higher than at December 31, 2003.

In 2004, general and administrative expenses, excluding non-cash stock compensation charges, increased by 24% to $8.5 million as compared to $6.9 million in 2003. The $1.6 million increase was due to a $0.7 million increase in audit and consultant fees primarily related to Sarbanes-Oxley Act compliance, as well as increases in salary and benefits expense of $0.3 million, other general legal and administrative expenses (including travel, training and general legal and patent expense) of $0.4 million, and fees paid to the Board of Directors of $0.2 million. Headcount during 2004 remained at levels comparable to the 2003 headcount.

Total stock compensation expenses were $1.0 million in both 2004 and 2003. Since the Company accounts for employee stock options using the intrinsic method, and the Company grants stock options with exercise prices equal to the fair market value, the granting of employee options normally does not result in any compensation expense being recognized for those awards. The stock compensation expenses that were recognized in 2004 and 2003 consisted of restricted stock awards granted to employees, certain variable option grants awarded to several officers in 1997 (which were expensed over the vesting period that ended December 31, 2004, and the expense amounts were marked to market at each reporting date), and certain grants to consultants.

Other income was $2.3 million in 2004 compared to $1.0 million in 2003. The increase in 2004 was due primarily to an increase in interest income arising from the proceeds of up-front payments received under the Merck Agreement and stock sold in the April 2004 private placement referred to in the "Liquidity and Capital Resources" section below. Interest expense decreased by approximately $0.2 million during 2004 compared to 2003, due to lower outstanding loan balances.

The Company recognized and recorded Connecticut income tax benefits of $0.3 million in both 2004 and 2003. The 2004 and 2003 benefits were the result of Connecticut legislation which allowed the Company to obtain cash refunds from the State of Connecticut for a portion of research and development tax credits in exchange for foregoing the carryforward of these credits into future tax years.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At December 31, 2005 and 2004 cash, cash equivalents and marketable securities in the aggregate were $115.4 million and $151.8 million, respectively. At December 31, 2005, $51.6 million of the marketable securities had maturities beyond one year. However, the Company can and may liquidate such investments prior to maturity to meet its strategic and/or investment objectives. The Company’s combined cash and other short-term investments decreased in 2005 due to the funding of operating expenses and payments on outstanding loans (described below), partially offset by the receipt of $3.8 million in research funding and $2.5 million in anniversary license fees. In 2004 the Company received $30.0 million from Merck, which included $15.0 million for the purchase of 1,783,252 shares of Neurogen common stock and $15.0 million as upfront license fees pursuant to the Merck Agreement, and the receipt of $100 million (before closing costs of $0.8 million) for the sale of 14,285,760 newly issued shares of Neurogen common stock to Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family in a private placement transaction.

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

Debt Arrangements

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. ("CII"). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years. The interest rate on the CII facility is fixed at an annual rate of 7.5%, and the interest rate on the Webster facility, tied to the one month LIBOR rate, averaged 5.7% and 3.8% in 2005 and 2004, respectively. Of these amounts borrowed, $7.9 million and $4.0 million remained outstanding as of December 31, 2005 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.5 million in principal payments is due and payable in each of the next five years. Thereafter, the remaining aggregate balance of approximately $4.5 million is payable in regular monthly installments until the scheduled maturity dates, including a balloon payment of $1.0 million on the mortgage loan with Webster Bank upon maturity in December 2011. As of December 31, 2005, Neurogen does not have any significant lease or capital expenditure commitments.

Under the terms of the amended Webster Bank facility agreement, the Company is required to comply with certain covenants, including a requirement that the Company maintain at least $25.0 million in cash and/or marketable securities. A separate loan to value covenant required that the ratio of the outstanding loan balance less any cash collateral to the appraised value of the real property not exceed 85%. In January 2004, the Company was notified by Webster Bank that an appraisal received by the Bank suggested that the value of the property had declined. In March 2004, the Company paid down the balance of the principal by $1.6 million over previously scheduled payments, in exchange for amending the loan agreement to remove the loan to value covenant.

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

Evaluation of Investments for Other-Than-Temporary Impairment

In accordance with FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (described below), the Company reviewed its marketable securities portfolio, which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt obligations, for potential other-than-temporary impairment. Gross unrealized losses related to the Company's investments totaled $1.7 million (on aggregate fair value of $93.4 million for all investments in unrealized loss positions) as of December 31, 2005. Out of a total of 65 marketable securities held at December 31, 2005, 49 securities with a market value of $ 80.7 million have been in a continuous loss position for twelve months or more, and the related unrealized loss was $1.5 million. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality.

The Company believes it has the intent and ability to hold investments that mature in the next twelve months until the fair market value is recovered. Unrealized losses related to securities that mature beyond the next twelve months, and that have been in a continuous unrealized loss position for twelve months or more, amounted to $1.2 million, or 2.8%, of the total market value of such marketable securities as of December 31, 2005. The Company has not recorded any losses for other-than-temporary impairment at this time; however, if interest rates rise and such unrealized losses become more significant, the Company may record impairment losses. In evaluating the unrealized losses the Company considered the nature of the investments, current credit ratings, maturity dates and the Company’s projected cash requirements.

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

The Company is in the early stage of product development. The Company has not derived any product revenues from product sales and does not expect to derive any product revenues for at least the next several years, if at all. Prior to deriving any such product revenues, the Company expects to incur significant losses and negative cash flows that in the aggregate could exceed the Company's existing cash resources. To provide cash to fund its operations until such time as it achieves sustainable revenues, the Company relies extensively on its ability to develop drug discovery programs of sufficient value to either partner the programs with pharmaceutical companies or raise capital through equity or debt financings.

To the extent that drug candidates progress in the Company's currently unpartnered programs, such as its proprietary insomnia program, its program for the treatment of depression and anxiety, its program to treat obesity, or earlier stage programs, such progress could lead to the opportunity to partner on terms which provide capital, revenues and cash flows to the Company or the opportunity to raise capital through equity or debt offerings. If unpartnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all.

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

Lack of progress, scheduling delays or failures in any of the Company's major programs could significantly reduce the Company's levels of revenues, cash flows and cash available to fund its business. These factors could also significantly increase the Company's cost of capital and limit its ability to raise equity or debt. All of the Company's compounds in development, whether in human clinical trials or not, will require significant additional research, development and testing before they can be commercialized. Furthermore, the scope, magnitude and timing of future research and development expenses, as well as anticipated project completion dates, are a series of steps, ranging from preclinical testing to clinical studies in humans. Each step in the process is typically more expensive than the previous step, but actual timing and cost for completion depends on the specific progress of each product being tested.

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

Neurogen anticipates that its current cash balance, as supplemented by research funding and annual license payments pursuant to its collaborative research agreement with Merck, will be sufficient to fund its current and planned operations through mid-2007. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to: the progress of the Company's research and development programs; the timing and results of preclinical testing and clinical studies; the timing of regulatory approvals; technological advances; determinations as to the commercial potential of its proposed products; the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. Many of these factors could significantly increase the Company's expenses and use of cash.

Tax Benefits

As of December 31, 2005, the Company has approximately $191.8 million of net operating loss carryforwards and $10.9 million and research and development credit carryforwards available for federal income tax purposes, which expire in the years 2006 through 2025. The Company also has approximately $154.8 million in Connecticut state tax net operating loss carryforwards, which expire in the years 2020 through 2025, and $6.3 million of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period.

The Company applied to exchange 2002, 2003 and 2004 Connecticut research and development credits for cash proceeds under Connecticut tax law provisions effective at that time (as mentioned above), resulting in a receivable of $0.4 million from the State of Connecticut as of December 31, 2005 and the receipt of $0.3 million in 2005 relating to the exchange of the 2003 research and development credits.

Due to "change in ownership" provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods. In 2005 the Company reviewed its changes in ownership through a testing date of December 31, 2004 and determined that an ownership change occurred in 1996. This change did not result however, in reducing the net operating losses that existed through that date.

Contractual Obligations

The following table sets forth a summary of the Company's commitments as of December 31, 2005 (in thousands):

	Payment Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term Debt	$15,398	$2,221	$4,202	$3,882	$5,093
Operating Lease Obligations	70	25	42	3	-

Total	$15,468	$2,246	$4,244	$3,885	$5,093

The above amounts include future interest payments. The portion of the interest payments related to the Company's mortgage loan agreement (which carries a floating interest rate based on the one month LIBOR rate) was estimated based on the applicable interest rate of 6.9% as of December 2005.

The Company has no off-balance sheet arrangements.

RESEARCH COLLABORATIONS

Merck
In December 2003, Neurogen entered into a collaboration agreement with Merck to research, develop, and commercialize small molecule medicines which work by targeting the vanilloid receptor ("VR1"), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Merck Agreement, the Company received a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15.0 million. Merck has agreed, among other things, to fund a specified level of discovery and research resources for three years and to pay additional license fees (aggregating $7.0 million) on the first three anniversary dates of the collaboration. Merck has the option to extend the discovery and research effort for up to an additional two years, Merck also has the right to terminate the agreement at any time and transfer rights to the collaborative program to Neurogen. Merck had not exercised the right to terminate as of the date of this filing. As of December 31, 2005, the Company has received $9.1 million of research funding from Merck. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. In April 2004, Neurogen and Merck achieved a preclinical milestone that triggered a payment to Neurogen and the recording of revenue in the amount of $3.0 million. The cash was received in May 2004. Also under the Merck Agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products. In December 2004 and 2005, the Company received two $2.5 million license payments on the first and second anniversary dates of the collaboration.

Aventis
In December 2001, Neurogen entered into a collaboration and license agreement with Aventis, pursuant to which Aventis made an initial payment of $10.0 million and agreed, among other things, to fund a specified level of Neurogen resources for three years for the discovery and research of CRF-1 receptor-based drugs for a broad range of indications, including depression and anxiety disorders. As of December 31, 2004, the Company had received an aggregate of $11.3 million of research funding from Aventis since the commencement of the collaboration. Also, in December 2003, Neurogen and Aventis achieved a preclinical milestone that triggered a payment of $1.0 million to Neurogen, which was received in January 2004. On September 9, 2004, Aventis informed Neurogen that, as a result of the combination of Sanofi-Synthelabo and Aventis, the Company's collaboration with Aventis relating to CRF-based drugs would terminate on December 8, 2004. As required by the Aventis Agreement, Aventis transferred to Neurogen development and commercialization rights to CRF-1 compounds developed under the agreement and funded Neurogen's resources working on the program until the effective date of termination. The termination resulted in the accelerated recognition of $3.9 million in previously deferred license revenue in 2004. No revenue was recognized in 2005 under the Aventis Agreement. Neurogen now owns all commercial rights to the CRF-1 program.

Pfizer
In 1994, Neurogen and Pfizer entered into a collaboration agreement pursuant to which the companies conducted a joint research program to identify and develop drugs within the scope of the collaboration for the treatment of insomnia. The joint research program concluded in December 2001. Under Neurogen’s agreement with Pfizer, Pfizer has the right to develop and commercialize drugs from the joint research program, subject to Neurogen’s right to receive milestone payments and royalties upon any successful commercialization. Neurogen believes Pfizer is not currently developing any drug candidates from this collaboration.

In 2002, Neurogen commenced a second generation insomnia program outside of the scope of its prior collaboration with Pfizer. As a result of an erroneous report in PharmaProjects, a database of drug company portfolios, Neurogen recently received a letter from Pfizer in which Pfizer acknowledges it does not know the identity of Neurogen’s lead drug candidate, NG2-73, from Neurogen’s independent program, but reserved any rights it may have under the prior collaboration agreement. Neurogen firmly believes NG2-73 is outside the scope of that former agreement. The PharmaProjects database has since been corrected.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Through December 31, 2005, the Company has accounted for grants of stock options and restricted stock to employees utilizing the intrinsic value method in accordance with APB Opinion No. 25, and, accordingly, recognized no compensation expense for the options when the option grants have an exercise price equal to the fair market value at the date of grant, and, for restricted stock, recorded an expense over the vesting periods. Through December 31, 2005, the Company followed the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148. The Company is evaluating the requirements of SFAS 123R and anticipates that SFAS 123R will have a material impact on its results of operations and loss per share. The Company is currently reviewing the method of adoption, including the transition method, method of attribution for compensation cost, valuation methods and support for the assumptions that underlie the valuation of the awards. Currently, the Company anticipates utilizing modified prospective application (“MPA”) as its transition method. A company that chooses to utilize MPA will not restate its prior financial statements. Instead, the Company will apply SFAS 123R for new awards granted after the adoption of SFAS 123R, any portion of awards that were granted after December 15, 1994 that have not vested by the date the

Company adopts SFAS 123R, and any outstanding liability awards.  The Company also anticipates utilizing the “graded vesting attribution method,” which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award were, in substance, multiple awards. As regards to valuation methods, the Company anticipates utilizing the “simplified” method for “plain vanilla” options as discussed within Staff Accounting Bulletin ("SAB") No. 107, and anticipates relying exclusively on historical volatility. SFAS 123R is effective for the first interim or annual reporting period of an applicable company's first fiscal year beginning on or after June 15, 2005, and, as a result, the Company intends to adopt the standard beginning in the first quarter of 2006.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance nullifies certain requirements of EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” but does carry forward the disclosure requirements included in paragraphs 21 and 22 of EITF No. 03-1. The review for other-than-temporary impairment as described within FSP FAS 115-1 and FAS 124-1 includes reviewing for impairment indicators that include, but are not limited to the following: the nature of the investment, the cause(s) of the impairment, the severity and duration of the impairment, significant deterioration in credit rating, the intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, etc. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005, although earlier application is permitted. Since the Company has been reviewing its investments for other-than-temporary impairment at each reporting period, and that review process has been consistent with the guidance provided by FSP FAS 115-1 and FAS 124-1, the adoption of this guidance is not anticipated to materially alter the Company’s control procedures, or timing of recognition of any other-than-temporary impairment losses. The materiality and timing of any other-than-temporary impairment losses will be determined by the facts and circumstances surrounding unrealized losses incurred by the Company’s investments as of each reporting period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company's investment portfolio includes investment grade debt instruments. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Increasing interest rates have led to a decline in market values of fixed-rate investments held as of December 31, 2005. The Company considers such impairment as temporary because of its ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

Fair value of investments with expected maturities in the following years (in thousands):

	2006	2007	2008	2009	Total

Fixed Rate Investments	$41,997	$26,648	$18,176	$6,798	$93,619

Weighted Average Interest	3.2%	3.4%	4.3%	4.0%	3.5%

In addition to the investments shown above, the Company also holds several securities that bear variable interest rates, the fair value of which are not sensitive to changes in interest rates. Also, weighted average interest rates shown above were calculated based upon the par value of the underlying investments.

Capital market risk. The Company currently has no product revenues and is dependent on funds raised through other sources. One source of funding is through further equity or debt offerings. The ability of the Company to raise funds in this manner is dependent upon market forces affecting the value of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

NEUROGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31 2005	December 31 2004

Assets
Current assets:
Cash and cash equivalents	$11,241	$14,831
Marketable securities	104,119	136,954
Receivables from corporate partners	157	286
Other current assets	2,892	2,524

Total current assets	118,409	154,595

Property, plant and equipment:
Land, building and improvements	31,309	31,300
Equipment and furniture	18,146	16,717
Construction in progress	140	-

	49,595	48,017
Less accumulated depreciation and amortization	21,327	19,109

Net property, plant and equipment	28,268	28,908

Other assets	87	320

Total assets	$146,764	$183,823

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,354	$4,303
Unearned revenue from corporate partners, current portion	5,158	4,675
Current portion of loans payable	1,434	1,414

Total current liabilities	12,946	10,392

Unearned revenue from corporate partners, net of current portion	8,880	10,845
Loans payable, net of current portion	10,430	11,864

Total liabilities	32,256	33,101

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $.025 per share
Authorized 2,000 shares; none issued
Common stock, par value $.025 per share
Authorized 50,000 shares; issued and outstanding 34,617 and 34,493 shares at December 31, 2005 and 2004, respectively	865	862
Additional paid-in capital	294,436	293,527
Accumulated deficit	(178,666)	(141,546)
Deferred compensation	(483)	(1,260)
Accumulated other comprehensive loss	(1,644)	(861)

Total stockholders’ equity	114,508	150,722

Total liabilities and stockholders’ equity	$146,764	$183,823

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31

	2005	2004	2003

Operating revenues:
License fees	$3,632	$8,890	$2,025
Research and development	3,926	10,290	4,763

Total operating revenues	7,558	19,180	6,788

Operating expenses:
Research and development:
Stock compensation	511	371	348
Other research and development	37,976	30,908	31,839

Total research and development	38,487	31,279	32,187

General and administrative:
Stock compensation	540	627	642
Other general and administrative	9,088	8,488	6,868

Total general and administrative	9,628	9,115	7,510

Total operating expenses	48,115	40,394	39,697

Operating loss	(40,557)	(21,214)	(32,909)

Other income (expense):
Investment and other income	3,839	3,029	1,869
Interest expense	(795)	(716)	(883)

Total other income, net	3,044	2,313	986

Loss before income taxes	(37,513)	(18,901)	(31,923)

Income tax benefit	393	308	347

Net loss	$(37,120)	$(18,593)	$(31,576)

Basic and diluted loss per share	$(1.08)	$(0.63)	$(1.78)

Shares used in calculation of loss per share:
Basic and diluted	34,318	29,703	17,711

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Total
Balance at December 31, 2002	17,919	$443	$176,615	$(91,377)	$(3,257)	$868	$83,297
Cancellation of restricted stock	(40)	(1)	(479)	-	390	-	(90)
Recognition of deferred compensation	-	-	149	-	881	-	1,030
Issuance of stock options to consultants	-	-	50	-	-	-	50
Exercise of stock options	114	3	738	-	-	-	741
Stock issued in 401(k) match	102	2	432	-	-	-	434

Comprehensive loss
Net loss	-	-	-	(31,576)	-	-	(31,576)
Change in unrealized loss on marketable securities	-	-	-	-	-	(447)	(447)
Total comprehensive loss							(32,023)

Balance at December 31, 2003	18,095	$452	$177,505	$(122,953)	$(1,986)	$421	$53,439

Stock issued in private placements, net of offering expenses of $0.8 million	14,286	357	98,842	-	-	-	99,199
Issuance of share for cash pursuant to corporate partner agreement, net of offering expenses	1,783	45	14,913	-	-	-	14,958
Issuance of restricted stock	50	1	474	-	(475)	-	-
Cancellation of restricted stock	(30)	(1)	(221)	-	85	-	(137)
Recognition of deferred compensation	-	-	19	-	1,068	-	1,087
Issuance of stock options to consultants	-	-	-	-	48	-	48
Exercise of stock options	258	6	1,597	-	-	-	1,603
Stock issued in 401(k) match	51	2	398	-	-	-	400

Comprehensive loss:
Net loss	-	-	-	(18,593)	-	-	(18,593)
Change in unrealized loss on marketable securities	-	-	-	-	-	(1,282)	(1,282)
Total comprehensive loss							(19,875)

Balance at December 31, 2004	34,493	$862	$293,527	$(141,546)	$(1,260)	$(861)	$150,722

Issuance of restricted stock	25	-	155	-	(155)	-	-
Recognition of deferred compensation	-	-	-	-	929	-	929
Issuance of stock options to consultants	-	-	119	-	3	-	122
Exercise of stock options	22	1	85	-	-	-	86
Stock issued in 401(k) match	77	2	508	-	-	-	510
Tax benefit from stock option exercises	-	-	42	-	-	-	42

Comprehensive loss:
Net loss	-	-	-	(37,120)	-	-	(37,120)
Change in unrealized loss on marketable securities	-	-	-	-	-	(783)	(783)
Total comprehensive loss							(37,903)

Balance at December 31, 2005	34,617	$865	$294,436	$(178,666)	$(483)	$(1,644)	$114,508

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years ended December 31

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(37,120)	$(18,593)	$(31,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,493	2,511	2,906
Amortization of investment premium/discount	1,161	1,133	1,100
Stock compensation expense	1,051	998	990
Loss on disposal of assets	7	94	112
Other non-cash expense	604	527	476
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	2,051	(517)	1,272
Increase (decrease) in unearned revenue from corporate partners	(1,482)	(5,340)	12,955
Decrease (increase) in receivables from corporate partners	129	16,676	(15,629)
Decrease in other assets, net	(229)	(618)	(145)
Income tax benefits from exercise of stock options	42	-	-

Net cash used in operating activities	(31,293)	(3,129)	(27,539)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,860)	(1,419)	(390)
Purchases of marketable securities	(21,303)	(164,135)	(9,624)
Maturities and sales of marketable securities	52,194	61,284	38,724
Proceeds from sales of assets	-	51	11

Net cash provided by (used in) investing activities	29,031	(104,219)	28,721

Cash flows from financing activities:
Principal payments under loans payable	(1,414)	(2,972)	(4,780)
Exercise of employee stock options	86	1,603	741
Proceeds from sale of common stock	-	114,157	-

Net cash (used in) provided by financing activities	(1,328)	112,788	(4,039)

Net (decrease) increase in cash and cash equivalents	(3,590)	5,440	(2,857)
Cash and cash equivalents at beginning of year	14,831	9,391	12,248

Cash and cash equivalents at end of year	$11,241	$14,831	$9,391
See accompanying notes to consolidated financial statements. See Note 11 for supplemental cash flow information.

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

USE OF ESTIMATES - The preparation of Neurogen's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions and exercise judgment, which affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates and exercises judgment in the valuation of marketable securities and investments, evaluation of investments for other-than-temporary impairment, revenue recognition, collaboration costs, income taxes, accruals and stock compensation. Actual amounts and outcomes could differ from those estimates.

CASH EQUIVALENTS AND MARKETABLE SECURITIES - The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and that generally mature within three months from date of purchase. The carrying values of cash equivalents at December 31, 2005 and 2004 were approximately $11,081,000 and $14,363,000, respectively.

Marketable securities at each of December 31, 2005 and December 31, 2004 consisted of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt securities. At December 31, 2005 maturities ranged from approximately one month to approximately 3 1/3 years and at December 31, 2004 from approximately one month to approximately 4 1/3 years. The Company has classified all marketable securities as current under ARB 43 paragraph 4. Such guidance indicates that a current classification is appropriate for resources such as marketable securities representing the investment of cash available for current operations.

The fair value of these securities is subject to volatility and change. The Company considers its investment portfolio to be available-for-sale securities as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value with the unrealized gains/losses reported as other comprehensive income. Realized gains and losses have been determined by the specific identification method and are included in investment income. The Company recognized gross realized gains of $20,000, $331,000 and $269,000 in 2005, 2004, and 2003, respectively. Gross realized losses were $117,000, $17,000 and $3,000 in 2005, 2004, and 2003, respectively.

Neurogen periodically reviews its marketable securities portfolio for potential other-than-temporary impairment and recoverability. Gross unrealized losses for all investments in an unrealized loss position on the Company's investments totaled $1.7 million (on aggregate fair value of $93.4 million) as of December 31, 2005. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality. In some cases, changes in sector spreads might have contributed to some of the declines. Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

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

REVENUE RECOGNITION - Periodically, Neurogen enters into collaborative research agreements that, among other things, generally provide for the funding to Neurogen of specified projects and the granting to Neurogen's partners of certain development and commercialization rights related to potential discoveries. Revenue under these arrangements typically includes upfront non-refundable license fees, ongoing payments for specified levels of staffing for research and milestone payments upon occurrence of certain events. Since the adoption of SEC Staff Accounting Bulletin ("SAB") 101 in 2000, the Company has recognized upfront license fees as revenue ratably over the period of performance under the research agreement. The research funding is recognized as revenue as the related research effort is performed. Revenue derived from the achievement of milestones, each of which represents a substantive stage of development towards a long-term goal such as the nomination of a development or clinical candidate or the start of a specific phase of clinical trials or the filing of a New Drug Application with the Food and Drug Administration, is recognized when the milestone event occurs and collectability is reasonably assured. In December 2003, the SEC released SAB 104, which amended SAB 101 to incorporate guidance in Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This EITF became effective for all contracts entered into after June 15, 2003. EITF Issue No. 00-21 addresses, for arrangements with multiple deliverables, how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting.

Neurogen applied the guidance in EITF Issue No. 00-21 in evaluating the proper accounting for the Merck Agreement, which became effective in late December 2003. The Company identified the initial license transfer and the research and development services as the deliverables under the Merck Agreement and concluded that they should be accounted for as a single unit of accounting based on the determination that these deliverables are not separable. The Company believes that the achievement of specific milestones, such as the identification of a preclinical candidate or the acceptance of an NDA filing, is well-defined, substantive, measurable and reasonable relative to risk and effort. Accordingly, Neurogen concluded that such payments should be recognized as revenue when the milestone is achieved.

On the basis of the evaluation discussed above and consistent with the provisions of EITF Issue No. 00-21 and SAB 101, as amended by SAB 104, the Company recognized revenue from the upfront license payment ratably over the potential five-year term of the research program under the Merck Agreement, subsequent anniversary license payments ratably over the remaining duration of the research program under the collaboration, and research funding as incurred (with the expectation that the research funding revenue will approximate straight-line revenue over the term of the contract). Milestone payments to date have been, and any future milestone payment will be recognized as earned provided payment is reasonably assured.

The Company has recognized revenue from the Aventis Agreement, entered into in December 2001, in accordance with the guidance in SAB 101. An initial license fee of $10,000,000 received in December 2001 was recognized ratably over the then-expected performance period of five years (which covered the initial term of three years and possible extensions of up to another two years). In September 2004, as a result of the combination of Aventis with Sanofi-Synthelabo, Aventis informed the Company that the collaboration would terminate in December 2004. As the termination was effective December 8, 2004, the Company made an adjustment in September 2004 to the period over which the initial license fee payment was being recognized, such that all revenues would be recognized by December 2004. Consistent with the guidance in Accounting Principles Board ("APB") Opinion 20 that related to a change in accounting estimate, the remaining unearned license revenue as of the end of August 2004 was recognized ratably over the period from September to December 2004.

Revenue resulting from up-front and subsequent (such as anniversary license payments) and non-refundable fees under collaborative research agreements are recorded as license fees revenue for purposes of the financial statements. Research funding for the Company's staffing on projects and milestone payments under collaborative agreements is recorded as research and development revenue. Deferred revenue arises from the payments received for research and development to be conducted in future periods or for licenses of Neurogen's rights or technology where Neurogen has continuing involvement.

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

SEGMENT INFORMATION - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that an enterprise report financial and descriptive information about each of its reportable operating segments. The Company operates in one segment: pharmaceutical drug discovery and development.

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

The Company occasionally grants stock option awards to consultants. Such grants are accounted for pursuant to EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and, accordingly, recognizes compensation expense equal to the fair value of such awards and amortizes such expense over the performance period. The fair value of each award is estimated using the Black-Scholes model with certain weighted average assumptions (described in Note 6).

As of December 31, 2005 compensation expense has not been recognized for outstanding stock option grants, except as noted above. Had compensation cost for the Company's outstanding stock option grants been determined based on the fair value at the grant date for awards in 2005, 2004 and 2003 consistent with the provisions of SFAS No.123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	2005	2004	2003

Net loss as reported	$(37,120)	$(18,593)	$(31,576)
Total stock-based compensation expense determined under fair value-based method for employee awards	(6,449)	(6,636)	(6,516)

Net loss pro forma	$(43,569)	$(25,229)	$(38,092)

Basic and diluted loss per share as reported	$(1.08)	$(0.63)	$(1.78)
Basic and diluted loss per share - pro forma	$(1.27)	$(0.85)	$(2.15)

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

EARNINGS (LOSS) PER SHARE ("EPS") - Basic EPS is calculated in accordance with SFAS No. 128, "Earnings per Share," by dividing income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Total stock options and unvested restricted stock not included in the calculation of common shares outstanding (including both exercisable and nonexercisable) as of December 31, 2005, 2004 and 2003 were 5,658,142, 5,977,863 and 5,355,779 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include cash and cash equivalents, marketable securities, and loans payable. Cash and cash equivalents and marketable securities are carried at fair value. Loans payable are carried at cost, which the Company believes approximates fair value.

RECLASSIFICATIONS - Certain reclassifications have been made to the 2003 and 2004 financial statements in order to conform to the 2005 presentation. Patent costs and related legal expenses of $1,219,000 and $971,000 were reclassified from other research and development expense to other general and administrative expense in 2004 and 2003, respectively; this reclassification is reflected in the statement of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Through December 31, 2005, the Company has accounted for grants of stock options and restricted stock to employees utilizing the intrinsic value method in accordance with APB Opinion No. 25, and, accordingly, recognized no compensation expense for the options when the option grants have an exercise price equal to the fair market value at the date of grant, and, for restricted stock, recorded an expense over the vesting periods. Through December 31, 2005, the Company followed the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148.

The Company is evaluating the requirements of SFAS 123R and anticipates that SFAS 123R will have a material impact on its results of operations and loss per share. The Company is currently reviewing the method of adoption, including the transition method, method of attribution for compensation cost, valuation methods and support for the assumptions that underlie the valuation of the awards. Currently, the Company anticipates utilizing modified prospective application (“MPA”) as its transition method. A company that chooses to utilize MPA will not restate its prior financial statements. Instead, the Company will apply SFAS 123R for new awards granted after the adoption of SFAS 123R, any portion of awards that were granted after December 15, 1994 that have not vested by the date the Company adopts SFAS 123R, and any outstanding liability awards.  The Company also anticipates utilizing the “graded vesting attribution method,” which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award were, in substance, multiple awards. As regards to valuation methods, the Company anticipates utilizing the “simplified” method for “plain vanilla” options as discussed within Staff Accounting Bulletin ("SAB") No. 107, and anticipates relying exclusively on historical volatility. SFAS 123R is effective for the first interim or annual reporting period of an applicable company's first fiscal year beginning on or after June 15, 2005, and, as a result, the Company intends to adopt the standard beginning in the first quarter of 2006.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance nullifies certain requirements of EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” but does carry forward the disclosure requirements included in paragraphs 21 and 22 of EITF No. 03-1. The review for other-than-temporary impairment as described within FSP FAS 115-1 and FAS 124-1 includes reviewing for impairment indicators that include, but are not limited to the following: the nature of the investment, the cause(s) of the impairment, the severity and duration of the impairment, significant deterioration in credit rating, the intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, etc. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005, although earlier application is permitted. Since the Company has been reviewing its investments for other-than-temporary impairment at each reporting period, and that review process has been consistent with the guidance provided by FSP FAS 115-1 and FAS 124-1, the adoption of this guidance is not anticipated to materially alter the Company’s control procedures, or timing of recognition of any other-than-temporary impairment losses. The materiality and timing of any other-than-temporary impairment losses will be determined by the facts and circumstances surrounding unrealized losses incurred by the Company’s investments as of each reporting period.

2. RESEARCH COLLABORATIONS

MERCK

In December 2003, Neurogen entered into a collaboration and license agreement (the "Merck Agreement") with Merck Sharp & Dohme Limited ("Merck") to research, develop, and commercialize small molecule medicines which work by targeting the vanilloid receptor ("VR1"), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Agreement, the Company received from Merck a payment of $15,000,000 for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15,000,000. Merck has agreed, among other things, to fund a specified level of discovery and research resources for three years and to pay additional license fees on the first three anniversary dates of the collaboration. In December 2004 and in December 2005 the Company received from Merck license fee payments of $2,500,000 for the first and second anniversary dates of the collaboration. Merck has the option to extend the discovery and research effort for up to an additional two years, Merck also has the right to terminate the agreement at any time and transfer rights to the collaborative program to Neurogen. Merck had not exercised the right to terminate as of the date of this filing. The Company is recognizing the initial license payment ratably over the expected five-year performance period of the collaboration and annual license payments ratably over the remaining duration of the expected five-year performance period. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. Also under the agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

The Company recognized license revenue of $3,632,000, $3,005,000 and $25,000 in 2005, 2004 and 2003, respectively. The Company recognized research funding as incurred (with the expectation that the research funding revenue will approximate straight-line revenue over the term of the contract), and such revenue amounted to $3,926,000, $4,200,000 and $34,000 in 2005, 2004 and 2003, respectively. In April 2004, Neurogen and Merck achieved a preclinical milestone that triggered a payment to Neurogen and the recording of revenue in the amount of $3,000,000. The cash was received in May 2004. For the years ended December 31, 2005, 2004 and 2003 the Company recognized $7,558,000, $10,205,000 and $59,000, respectively, in total revenue under the Merck Agreement.

AVENTIS

In December 2001, Neurogen entered into a collaboration and license agreement (the "Aventis Agreement") with Aventis Pharmaceutical, Inc. ("Aventis") pursuant to which Aventis made an initial payment of $10,000,000 and agreed, among other things, to fund a specified level of Neurogen resources for three years to work on the discovery and research of CRF-1 receptor-based drugs for a broad range of indications, including depression and anxiety disorders. On September 9, 2004, Aventis informed Neurogen that, as a result of the combination of Sanofi-Synthelabo and Aventis, the Company's collaboration with Aventis relating to CRF-based drugs would terminate on December 8, 2004. As required by the Aventis Agreement, Aventis transferred to Neurogen development and commercialization rights to CRF-1 compounds developed under the agreement and funded Neurogen's resources working on the program until the effective date of termination. The termination resulted in the accelerated recognition of $3,885,000 in previously deferred license revenue in 2004. For the years ended December 31, 2005, 2004 and 2003, respectively, the Company recognized $0, $8,975,000 and $6,708,000 in total revenue under the Aventis Agreement, which included $1,000,000 for the achievement of a preclinical milestone in December 2003. Currently Neurogen owns all commercial rights to the CRF program.

PFIZER

In 1994, Neurogen and Pfizer entered into a collaboration agreement pursuant to which the companies conducted a joint research program to identify and develop drugs within the scope of the collaboration for the treatment of insomnia. The joint research program concluded in December 2001. Under Neurogen’s agreement with Pfizer, Pfizer has the right to develop and commercialize drugs from the joint research program, subject to Neurogen’s right to receive milestone payments and royalties upon any successful commercialization. Neurogen believes Pfizer is not currently developing any drug candidates from this collaboration.

In 2002, Neurogen commenced a second generation insomnia program outside of the scope of its prior collaboration with Pfizer. As a result of an erroneous report in PharmaProjects, a database of drug company portfolios, Neurogen recently received a letter from Pfizer in which Pfizer acknowledges it does not know the identity of Neurogen’s lead drug candidate, NG2-73, from Neurogen’s independent program, but reserved any rights it may have under the prior collaboration agreement. Neurogen firmly believes NG2-73 is outside the scope of that former agreement. The PharmaProjects database has since been corrected.

COLLABORATION COSTS

While the Company does not currently maintain a historical cost accounting system to accurately track costs on an individual project basis, it does maintain a system to record the level of staffing time spent on its research and development projects. Based primarily on the amount of staffing time spent on collaboration projects as recorded in this system, the Company estimates the approximate aggregate amounts of research and development costs incurred in connection with all of the Company's research collaborations were $4,280,000, $7,932,000 and $3,991,000 in 2005, 2004 and 2003, respectively. These collaborations generated $7,558,000, $19,180,000 and $6,768,000 in revenues, including license fees, research funding, and milestone revenues, recognized in 2005, 2004 and 2003, respectively.

3. MARKETABLE SECURITIES

The following tables summarize the Company's marketable securities (in thousands):

December 31, 2005	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. Government notes	$29,492	$0	$(462)	$29,030
Corporate notes and bonds	76,272	37	(1,220)	75,089

Total	$105,764	$37	$(1,682)	$104,119

December 31, 2004	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. Government notes	$41,500	$8	$(343)	$41,165
Corporate notes and bonds	96,315	22	(548)	95,789

Total	$137,815	$30	$(891)	$136,954

The following table summarizes investment maturities at December 31, 2005 (in thousands):

	Amortized Cost	Fair Value

Less than one year	$52,763	$52,497
Due in 1 to 4 years	53,001	51,622

Total	$105,764	$104,119

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government Obligations and Direct Obligations of U.S.	$980	$(20)	$28,050	$(442)	$29,030	$(462)
Asset Backed Securities	1,604	(8)	13,823	(173)	15,427	(181)
Corporate Bonds	10,060	(152)	38,841	(887)	48,901	(1,039)

Total Temporarily Impaired Debt Securities	$12,644	$(180)	$80,714	$(1,502)	$93,358	$(1,682)

For the investments in all three categories shown in the above table (comprising 56 securities in aggregate), the unrealized losses were caused primarily by interest rate increases.

Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company believes it has the ability and intends to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31 are summarized as follows (in thousands):
	2005	2004

Accounts payable and other accrued expenses	$4,025	$2,209
Accrued employee compensation	2,329	2,094

	$6,354	$4,303

5. LOANS PAYABLE

On December 21, 2001, Neurogen entered into a commercial term mortgage loan agreement with Webster Bank collateralized by the Company's facilities at 15 and 35 Northeast Industrial Road, Branford, CT, whereby the lender provided gross proceeds of $17,500,000. The Company used these proceeds for general corporate purposes. The loan is repayable in monthly principal installments of approximately $97,000 over 10 years plus interest at a floating rate tied to the one month LIBOR rate. The effective interest rate at December 31, 2005 was 6.9%. A final balloon payment of $956,000 is due and payable on the maturity date of December 21, 2011. As of December 31, 2005, the amount outstanding on the mortgage was $7,858,000 and the carrying amount of assets pledged as collateral was $16,635,000.

Under the terms of the amended Webster Bank facility agreement, the Company is required to comply with certain covenants, including a requirement that the Company maintain at least $25.0 million in cash and/or marketable securities. A separate loan to value covenant required that the ratio of the outstanding loan balance less any cash collateral to the appraised value of the real property not exceed 85%. In January 2004, the Company was notified by Webster Bank that an appraisal received by the Bank suggested that the value of the property had declined. In March 2004, the Company paid down the balance of the principal by $1,575,000 over previously scheduled payments, in exchange for amending the loan agreement to remove the loan to value covenant.

In October 1999, Neurogen entered into a financing arrangement with Connecticut Innovations, Inc. ("CII") collateralized by the property at 45 Northeast Industrial Road, whereby CII agreed to loan up to $5,000,000 to Neurogen for the purchase and development of a new building to create additional laboratory space. CII advanced Neurogen $1,912,280 for the purchase of the building in October 1999 and the remainder of the loan when renovation was substantially completed in July 2001. The loan is repayable in monthly installments of approximately $46,500 over 15 years, bearing interest at an annual rate of 7.5%. The loan with CII contains certain subjective acceleration clauses, which upon occurrence of certain events, may cause amounts due under the agreement to become immediately due and payable. The Company has no indication that it is in default of any such clauses and therefore has classified its debt based on the dates regular payments are due. As of December 31, 2005, the amount outstanding on the loan was $4,006,000 and the carrying amount of assets pledged as collateral was $6,998,000.

Scheduled maturities of total loans payable at December 31, 2005 are:
In Thousands

2006	$1,434
2007	1,453
2008	1,477
2009	1,501
2010	1,527
Thereafter	4,472

$11,864

6. STOCK OPTIONS AND RESTRICTED STOCK

The Company has various stock incentive plans, under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are primarily granted at fair market value at the date of grant, vest from one month to five years and expire up to ten years after grant. Under all plans at December 31, 2005, there were 5,958,529 options reserved for future issuance (of which 5,468,142 are options outstanding and 490,387 are available for future grant as options or restricted stock). In addition, 190,000 shares of unvested restricted stock were issued from the plans as of December 31, 2005.

Stock Options

The following table presents the combined activity of its stock option plans (excluding restricted stock) for the years ended December 31, as follows:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at January 1	5,712,863	$15.94	5,110,779	$17.16	5,019,913	$17.75
Granted	961,540	7.60	1,285,926	9.04	596,054	7.87
Exercised	(21,769)	3.92	(261,680)	6.25	(113,613)	6.52
Canceled	(1,184,492)	22.19	(422,162)	15.71	(391,575)	13.62

Outstanding at December 31	5,468,142	$13.17	5,712,863	$15.94	5,110,779	$17.16

Options exercisable at December 31	3,431,916	$15.72	3,587,641	$19.14	3,458,912	$18.76

With respect to certain remaining options of 18,750 shares granted on December 31, 1997, if the recipients remained employed with the Company until December 31, 2004, the exercise price for any of such options that have not been exercised at the end of the ten year term of such option shall become zero, and the options will be deemed exercised and the shares will be conveyed to the respective optionees. The exercise price for any of such options exercised prior to the end of such ten-year term shall be $13.50 per share, the market price of the common stock on the date of grant. These options were subject to variable accounting and the deferred compensation was amortized over the seven year service period required for these options to vest. The balance related to this grant was fully amortized as of December 31, 2004.

The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2005:
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Less than $4.99	426,969	5.3	$3.96	306,148	$3.99
$5.00 - $7.49	522,740	9.2	6.87	165,967	6.64
$7.50 - $9.99	1,993,994	6.5	8.87	591,972	9.10
$10.00 - $14.99	526,310	2.6	13.11	506,110	13.18
$15.00 - $19.99	1,502,782	3.5	18.19	1,373,272	18.15
$20.00 - $24.99	165,850	2.9	21.55	160,850	21.58
$25.00 - $29.99	44,850	3.7	27.74	44,750	27.74
$30.00 - $34.99	48,350	3.2	32.60	46,550	32.64
$35.00 - $39.99	236,297	4.3	35.64	236,297	35.64

	5,468,142	5.2	$13.17	3,431,916	$15.72

The estimated weighted average fair value at the date of grant for options granted in 2005, 2004, and 2003 was $4.78, $6.32, and $5.66, respectively, using the Black-Scholes model with the following weighted average assumptions:

	2005	2004	2003

Expected life	5 years	5 years	5 years
Risk-free interest rate	3.8-4.4%	2.8-3.9%	2.2-3.3%
Volatility	77-81%	87%	84-88%
Expected dividend yield	0%	0%	0%

Restricted Stock

The following table presents the restricted stock activity of its stock option plans for the years ended December 31.
	2005	2004	2003

Outstanding at January 1	265,000	245,000	285,000
Granted	25,000	50,000	-
Vested	(100,000)	-	-
Cancelled	-	(30,000)	(40,000)

Outstanding at December 31	190,000	265,000	245,000

Non-Cash Stock Compensation Expense

The composition of non-cash compensation expense at December 31 is summarized as follows (in thousands):
	2005	2004	2003

Restricted stock (net of cancellations)	$929	$1,000	$748
Options granted to consultants	122	48	98
1997 options (net of cancellations)	-	(50)	144

Total non-cash compensation expense	$1,051	$998	$990

In 2004, 30,000 shares of restricted stock were cancelled upon termination of two officers, which resulted in reversal of current year expense of $12,000 and prior year expense of $27,000. In 2003, 40,000 shares of restricted stock were cancelled upon termination of one officer, which resulted in reversal of prior expense of $90,000.

Grants Approved by Stockholders

In December 2004, Dr. Craig Saxton was appointed Chairman of the Board of Directors, succeeding Mr. Frank Carlucci who retired as Chairman.  At the time of Dr. Saxton's appointment as Chairman, the Board of Directors approved a grant to Dr. Saxton of 25,000 shares of restricted stock as well as stock options to purchase 75,000 shares, subject to approval by the

Company's stockholders at the 2005 annual meeting of a proposed amendment to the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (the "Plan"). The proposed amendment to the Plan sought to expand eligible participants under the Plan to include members of the Company's Board of Directors. On June 9, 2005, the proposed amendment was approved by the Company’s stockholders, and the restricted stock and stock options were granted under the Plan. As of December 31, 2005, the Company has recognized $40,000 in non-cash stock compensation expense in the Statement of Operations related to this grant of restricted stock.

7. INCOME TAXES

The difference between the Company's "expected" tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before provision for income taxes, and actual tax is reconciled below (in thousands):
	2005	2004	2003

Expected tax benefit at 34%	$(12,754)	$(6,427)	$(10,854)
State tax benefit net of federal benefit	(2,580)	(707)	(1,736)
R & D credit	(1,438)	(1,258)	(1,141)
Other	14	137	80
Change in valuation allowance	16,365	7,947	13,304

Tax benefit	$(393)	$(308)	$(347)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (in thousands):
	2005	2004

DEFERRED TAX ASSETS:
Federal tax operating loss carryforwards	$65,202	$52,201
State tax operating loss carryforwards	7,663	5,777
Research & development credit carryforwards	15,070	13,143
Alternative minimum tax credit carryforwards	233	233
Deferred revenue	5,468	6,045
Deferred compensation	2,114	1,705
Unrealized loss (gain) on investments	640	335
Other	270	257

Gross deferred asset	96,660	79,696
Valuation allowance	(95,932)	(78,953)

Net deferred asset	728	743
DEFERRED TAX LIABILITY:
Depreciation	(728)	(743)

Net asset/liability	$-	$-

The valuation allowance increased by $16,979,000 during 2005, of which $16,365,000 is attributable to the current year tax provision and is due primarily to the increase in net operating loss and research and development tax credit carryforwards. The Company has provided a valuation allowance for the full amount of the net deferred tax asset, since management has not determined that these future benefits will more likely than not be realized as of December 31, 2005. The valuation allowance increased by $8,681,000 in 2004 and by $13,440,000 in 2003.

Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2005 and 2004 would be allocated as follows (in thousands):
	2005	2004

Income tax provision	$84,274	$67,604
Additional paid-in capital	11,658	11,349

	$95,932	$78,953

As of December 31, 2005, the Company has approximately $191,771,000 of net operating loss carryforwards and $10,925,000 and research and development credit carryforwards available for federal income tax purposes. The research and development credit carryforwards will begin to expire in years 2006 through 2025, of which $112,000 will expire next year. The federal net operating losses will begin to expire in years 2007 through 2025. The Company also has approximately $154,817,000 in Connecticut state tax net operating loss carryforwards, which expire in the years 2020 through 2025, $31,000 of Connecticut State incremental research and development credit carryforward that expires in 2021, and $6,250,000 of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period.

The Company’s ability to utilize its NOLs may be limited if it undergoes an ownership change, as defined in section 382, as a result of subsequent changes in the ownership of outstanding stock.  An ownership change would occur if, among other things, the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of the outstanding stock, (or are otherwise treated as 5% stockholders under section 382 and the regulations promulgated there under), increase their aggregate percentage ownership of the Company’s outstanding stock by more than 50 percentage points over the lowest percentage of the Company’s outstanding stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change.  In the event of an ownership change, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs.

In 2005 the Company reviewed its changes in ownership through a testing date of December 31, 2004 and determined that an ownership change occurred in 1996. This change did not result however, in reducing the net operating losses that existed through that date.

For the years ended December 31, 2005 and 2004, the Company generated Connecticut income tax benefits of $393,000 and $308,000, respectively, as the result of Connecticut tax law provisions which allowed certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryforward of these credits into future tax years. The Company filed claims to exchange their 2004 and 2003 research and development credits for cash and as a result recorded benefits of $393,000 and $308,000 in the Statement of Operations for 2005 and 2004, respectively.

8. COMMITMENTS AND CONTINGENCIES

In the second quarter of 2004, the Company was informed that the Connecticut Department of Environmental Protection (the "DEP") is considering taking action against the Company as a result of incidents where the Company's wastewater monitoring systems indicated that the wastewater pH limits of the Company's wastewater discharge permit had been exceeded. However, no formal communication has been received from the DEP as of the date of this filing. The actions the DEP could take include, but are not limited to, fines, penalties, remedial action and future additional monitoring activities. At this time, the Company does not have enough information to enable it to estimate the cost, if any, of the DEP's actions and, accordingly, no amounts have been recorded in the accompanying financial statements for this matter. The Company is not aware of any negative environmental impacts resulting from these incidents but continues to carefully monitor and upgrade its wastewater neutralization systems in an effort to prevent further incidents of this kind.

9. BENEFIT PLANS

The Company maintains a 401(k) plan under which all of the Company's employees are eligible to participate. Each year the Company may, but is not required to, make a discretionary matching contribution to the plan. The Company currently matches 100% of employee contributions of up to 6% of an employee's salary. The entire match in 2005, 2004 and 2003 was made in Company stock. Contributions to the 401(k) plan totaled approximately $823,000, $751,000 and $728,000 in 2005, 2004 and 2003, respectively.

The Company has made loans to certain officers and employees subject to various compensation agreements. Certain loans will be forgiven and recognized as compensation expense ratably over defined service periods for each employee ranging from three to seven years. The amount of loans outstanding at December 31, 2005, 2004 and 2003 was $185,000, $274,000 and $396,000, of which $175,000, $94,000 and $128,000 was short-term, respectively. Since passage of the Sarbanes-Oxley Act in July 2002, Neurogen has not granted loans to any corporate officer of the Company.

10. RELATED PARTIES

As of December 31, 2005, the number of shares beneficially owned by Baker Brothers Investments and affiliated entities, persons and entities affiliated with the Tisch family, and Warburg Pincus Private Equity VIII, L.P. was approximately 16%, 12%, and 25%, respectively, of total outstanding shares. Felix J. Baker and Julian C. Baker, managers of Baker Brothers Investments, and Stewart Hen and Jonathan S. Leff, managing directors at Warburg Pincus LLC, are members of the Board of Directors of Neurogen.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The Company made interest payments of approximately $795,000, $716,000 and $899,000 in 2005, 2004 and 2003, respectively. The Company made no income tax payments in 2005, 2004 and 2003. In 2005 and 2003, Neurogen received payments of $308,000 and $347,000, respectively, from the State of Connecticut for the exchange of 2003 and 2002 research and development credits. In 2005, the Company submitted a claim to, but has not received a payment of $393,000 from, the State of Connecticut for the exchange of 2004 research and development credits (see Note 7).

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005

Total revenue	$1,956	$1,956	$1,956	$1,690
Total expenses	10,816	11,644	12,665	12,990
Other income, net	794	817	769	664
Income tax benefit	-	-	393	-
Net loss	(8,066)	(8,871)	(9,547)	(10,636)
Basic and diluted earnings per share	(0.24)	(0.26)	(0.28)	(0.31)

2004

Total revenue	$3,152	$6,089	$4,212	$5,727
Total expenses	10,684	10,815	9,531	9,364
Other income, net	468	547	561	737
Income tax benefit	-	-	308	-
Net loss	(7,064)	(4,179)	(4,450)	(2,900)
Basic and diluted earnings per share	(0.36)	(0.13)	(0.13)	(0.09)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neurogen Corporation:

We have completed integrated audits of Neurogen Corporation's December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Neurogen Corporation and its subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 14, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Operating Officer concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Operating Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Management utilized the criteria set forth in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, to conduct an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. Based on the assessment, management has concluded that, as of December 31, 2005, the Company's internal control over financial reporting is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. PricewaterhouseCoopers has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information relating to directors and executive officers of the Company, reference is made to the discussion under the captions "Election of Directors," "Executive Officers" and "Section 16 Beneficial Reporting Compliance" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 9, 2006, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For information relating to executive compensation, reference is made to the discussion under the captions "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Officer Compensation," "Terms and Conditions of Certain Employment and Severance Agreements," "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 9, 2006, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information relating to the security ownership of certain beneficial owners and management, reference is made to the discussion under the caption "Principal Stockholders" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 9, 2006, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information relating to certain relationships and related transactions, reference is made to the discussion under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 9, 2006, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For information relating to principal accounting fees and services, reference is made to the discussion under the caption "Principal Accounting Fees and Services" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 9, 2006, which information is incorporated herein by reference.

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
Date: March 14, 2006
By: /s/ STEPHEN R. DAVIS
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Stephen R. Davis Executive Vice President and Chief Operating Officer

SIGNATURE	TITLE	DATE

*
Craig Saxton	Chairman of the Board and Director	March 14, 2006

/s/ WILLIAM H. KOSTER
William H. Koster	President, Chief Executive Officer and Director	March 14, 2006
(Principal Executive Officer)

/s/ STEPHEN R. DAVIS
Stephen R. Davis	Executive Vice President, Chief Operating Officer and Director	March 14, 2006
(Principal Financial and Accounting Officer)

*
Felix J. Baker	Director	March 14, 2006

*
Julian C. Baker	Director	March 14, 2006

*
Eran Broshy	Director	March 14, 2006

*
Robert N. Butler, M.D.	Director	March 14, 2006

*
Stewart Hen	Director	March 14, 2006

*
Jonathan S. Leff	Director	March 14, 2006

*
Mark Novitch	Director	March 14, 2006

*
John Simon	Director	March 14, 2006

*
Suzanne H. Woolsey	Director	March 14, 2006

By: * /s/ WILLIAM H. KOSTER and STEPHEN R. DAVIS
William H. Koster and Stephen R. Davis, Attorneys-in-Fact

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation, filed July 7, 1994 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-81268 on form S-8).

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

10.1	Neurogen Corporation Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended December 31, 1991).

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

10.50	Neurogen Corporation Audit Committee Charter (May 19, 2004) (incorporated by reference to Appendix E of the Company's Form DEF 14A dated July 12, 2004).

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

10.55
Amended and Restated Neurogen Corporation 2001 Stock Option Plan (as proposed to be amended and restated) (incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on May 19, 2005).

10.56	Neurogen Corporation Audit Committee Charter (As Amended on July 20, 2004) (incorporated by reference to Appendix C of the Company's Form DEF 14A dated May 19, 2005).

10.57	Employment Agreement between Neurogen Corporation and Stephen Uden dated as of June 27, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated June 30, 2005).

21.1	Subsidiary of the registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney of Felix J. Baker, Julian C. Baker, Eran Broshy, Robert N. Butler, Stewart Hen, Jonathan S. Leff, Mark Novitch, Craig Saxton, John Simon, and Suzanne H. Woolsey.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.