Form 10-Q
period 2006-03-31
NEUROGEN CORP
filed 2006-05-10
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes [ X]   No [   ]

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

Yes [   ]   No [X]

As of May 1, 2006 the registrant had 34,699,909 shares of Common Stock outstanding.

FORM 10-Q
For the First Quarter Ended
March 31, 2006

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
NEUROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(unaudited)
	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$17,489	$11,241
Marketable securities	84,665	104,119
Receivables from corporate partners	184	157
Other current assets, net	2,369	2,892
Total current assets	104,707	118,409
Property, plant & equipment:
Land, building and improvements	31,308	31,309
Equipment and furniture	18,460	18,146
Construction in progress	186	140
	49,954	49,595
Less accumulated depreciation and amortization	21,909	21,327
Net property, plant and equipment	28,045	28,268
Other assets, net	78	87
Total assets	$132,830	$146,764
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$7,340	$6,354
Unearned revenue from corporate partners, current portion	4,458	5,158
Loans payable, current portion	1,439	1,434
Total current liabilities	13,237	12,946
Unearned revenue from corporate partners, net of current portion	7,765	8,880
Loans payable, net of current portion	10,069	10,430
Total liabilities	31,071	32,256
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 50,000 shares; issued and outstanding 34,644 and
34,617 shares at March 31, 2006 and December 31, 2005, respectively	866	865
Additional paid-in capital	295,589	294,436
Accumulated deficit	(193,009)	(178,666)
Deferred compensation	-	(483)
Accumulated other comprehensive income	(1,687)	(1,644)
	101,759	114,508
Total liabilities and stockholders' equity	$132,830	$146,764
See accompanying notes to condensed consolidated financial statements

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Operating revenues:
License fees	$1,115	$906
Research and development	2,700	1,050
Total operating revenues	3,815	1,956
Operating expenses:
Research and development	15,829	8,256
General and administrative	3,018	2,560
Total operating expenses	18,847	10,816
Operating loss	(15,032)	(8,860)
Other income (expense):
Investment and other income	898	983
Interest expense	(209)	(189)
Total other income, net	689	794
Net loss	$(14,343)	$(8,066)
Basic and diluted loss per share	$(0.42)	$(0.24)
Shares used in calculation of loss per share:
Basic and diluted	34,449	34,243

See accompanying notes to condensed consolidated financial statements

 NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cash flows from operating activities:
Net loss	$(14,343)	$(8,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	586	581
Amortization of investment premium/discount	166	334
Non-cash compensation expense	1,474	422
401(k) match expense	172	81
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	986	(406)
Decrease in unearned revenue from corporate partners	(1,815)	(1,956)
(Increase) decrease in receivables from corporate partners	(27)	104
Decrease in other assets, net	512	381
Net cash used in operating activities	(12,289)	(8,525)
Cash flows from investing activities:
Purchases of property, plant and equipment	(363)	(601)
Purchases of marketable securities	-	(19,803)
Maturities and sales of marketable securities	19,245	18,851
Net cash provided by (used in) investing activities	18,882	(1,553)
Cash flows from financing activities:
Principal payments under loans payable	(356)	(352)
Exercise of employee stock options	11	35
Net cash used in financing activities	(345)	(317)
Net increase (decrease) in cash and cash equivalents	6,248	(10,395)
Cash and cash equivalents at beginning of year	11,241	14,831
Cash and cash equivalents at end of period	$17,489	$4,436

See accompanying notes to condensed consolidated financial statements

 NEUROGEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited condensed consolidated financial statements have been prepared from the books and records of Neurogen Corporation (“Neurogen” or the “Company”) in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position and operations have been included. The condensed consolidated balance sheet at December 31, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the significant accounting policies described in Note 1, for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

STOCK-BASED COMPENSATION - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS No. 123R”), using the modified prospective application transition method (“MPA”) and began recognizing compensation expense for the estimated fair value of all share-based payment awards. Under MPA, the Company valued and expensed new awards granted after December 31, 2005. Awards that were granted prior to December 31, 2005 but that vested after December 31, 2005 were expensed utilizing the pro forma expense previously calculated under SFAS No. 123. As of March 31, 2006 no liability awards have been granted.

Prior to the adoption of SFAS No. 123R, the Company accounted for grants of stock options and restricted stock utilizing the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, recognized no employee compensation expense for the options when the option grants had an exercise price equal to the fair market value at the date of grant. The Company reported the disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

The Company primarily grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. Under SFAS No. 123R, stock-based compensation cost is measured based on the fair value of the award at the date of grant and is expensed over the service period of the award, which in most cases equals the vesting period. The Company has selected the Black Scholes method to estimate the fair value of options. (Additional assumptions are described in Note 5 to the condensed consolidated financial statements). The Company has also issued restricted stock to key executives which has been and will continue to be recorded as expense over the vesting period based upon the market price of the stock at date of grant.

The Company occasionally grants stock option awards to consultants. As required by SFAS No. 123R, such grants continue to be accounted for pursuant to Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense is based upon the fair value of such awards over the performance period using the Black-Scholes method. (Additional assumptions are described in Note 5 to the condensed consolidated financial statements).

(2) RECLASSIFICATIONS
Certain reclassifications have been made to the 2005 financial statements in order to conform to the 2006 presentation. Patent costs and related legal expenses of $229,000 were reclassified from other research and development expense to other general and administrative expense in 2006; this reclassification is reflected in the statement of operations.

(3) COMPREHENSIVE LOSS
Comprehensive loss for the three-month periods ended March 31, 2006 and 2005 was $14,386,000 and $9,137,000, respectively. The differences between net loss and comprehensive net loss are due to changes in the net unrealized gain or loss on marketable securities.

(4) MARKETABLE SECURITIES
The following tables summarize the Company’s marketable securities (in thousands):

	March 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$22,000	$-	$(407)	$21,593
Corporate notes and bonds	64,352	34	(1,314)	63,072
Total	$86,352	$34	$(1,721)	$84,665

	December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$29,492	$-	$(462)	$29,030
Corporate notes and bonds	76,272	37	(1,220)	75,089
Total	$105,764	$37	$(1,682)	$104,119

(5) STOCK-BASED COMPENSATION
The Company has certain stock incentive plans, under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are primarily granted at fair market value at the date of grant, vest from one month to five years and expire up to ten years after grant. Under all plans at March 31, 2006, there were 5,791,092 shares reserved for future issuance (of which 5,282,386 are options outstanding and 508,706 are available for future grant as options or restricted stock). In addition, 190,000 shares of unvested restricted stock issued from the plans remain outstanding as of March 31, 2006.

In December 2004, the FASB issued SFAS No. 123R, which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123R required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and was adopted by the Company in the first quarter of 2006.

In its adoption of SFAS No. 123R the Company elected to utilize the MPA method, which did not require restatement of prior financial statements. Under MPA, the Company valued and expensed new awards granted after December 31, 2005. Awards that were granted prior to December 31, 2005 but that vested after December 31, 2005 were expensed utilizing the pro forma expense previously calculated under SFAS No. 123. There were no outstanding liability awards. The Company also elected the “graded vesting attribution method” (referred to herein as the “FIN 28 attribution method”), which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion (tranche) of the award as if the award was, in-substance, multiple awards. The Black-Scholes method will continue to be used as the Company believes it is the most appropriate option-pricing method.

Management also evaluated the assumptions that underlie the valuation of share-based payment awards. Following is a summary of some of the principal assumptions and classifications:

•
With respect to predicting the life of options granted, all stock options meet the definition of “plain vanilla” options under Staff Accounting Bulletin ("SAB") No. 107 and, therefore, management elected the “simplified” method in calculating the expected term of options. The expected term used in the first quarter of 2006 was not significantly different from the expected term used when following the disclosure only provisions of SFAS No. 123. Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences.  The cumulative effect of restricted stock forfeitures was immaterial.

•
In predicting expected volatility, assumptions are based solely upon historical volatilities of the Company’s stock, since the Company believes that all the factors listed within SAB No. 107 regarding sole reliance upon historical volatility are present.

•
Under SFAS No. 123R, the Company has separated optionees into two groupings based upon historical analysis of the exercise behavior of those groupings: management, including the Board of Directors, and non-management. However, given the Company’s current use of the simplified method, the establishment of these groupings is not expected to have a significant impact on the calculation of expense.

•	The risk-free rate utilized when valuing share-based payment arrangements is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option being valued.

•
Management’s selection of the valuation components such as the Black-Scholes pricing method, interest rate and volatility are consistent with the approach utilized when reporting pursuant to the disclosure provisions of SFAS No. 123.

The following table sets forth the pro forma amount of net loss and net loss per share for the three months ended March 31, 2005 that would have resulted if the Company had accounted for stock option grants under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

Three Months Ended March 31, 2005
Net loss as reported	$(8,066)
Total stock-based compensation expense
determined under fair value-based method
for employee awards	(1,687)
Net loss pro forma	$(9,753)
Basic and diluted loss per share as reported	$(.24)
Basic and diluted loss per share-pro forma	$(.28)

Because the stock-based compensation for grants of restricted stock was expensed in periods prior to the adoption of SFAS No. 123R this expense is included in the net loss as reported and, accordingly, is not included as a reconciling item in the pro forma table above.

As a result of the adoption of SFAS 123R, deferred compensation of $483,000 as reported at December 31, 2005 was reclassified to additional paid-in capital in the first quarter of 2006.

Stock Options

The following table presents the combined activity of the Company’s stock option plans (excluding restricted stock) for the quarter ended March 31, 2006:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	5,468,142	$13.17
Granted	25,000	6.56
Exercised	(2,943)	3.87
Canceled	(207,813)	14.88
Outstanding at March 31	5,282,386	$13.08

Options exercisable at March 31	3,313,568	$15.59

The total aggregate intrinsic value of options exercised in the quarter ended March 31, 2006 was $8,000.

For the quarter ended March 31, 2006, the Company recorded $1,306,000 of expense for employee options. Since the Company did not adopt SFAS 123R until the first quarter of 2006, no expense for such options was recorded for the same quarter in 2005. Since the Company currently maintains a full valuation allowance, no tax benefits have been recorded, and there was no effect on the cash flow statement.

The weighted-average fair value of options granted in the first quarter of 2006 and 2005 was $4.27 and $5.55, respectively, using the Black-Scholes method with the following weighted average assumptions:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Expected life	5.1 years	5.0 years
Risk-free interest rate	4.7%	4.2%
Volatility	75%	81%
Expected dividend yield	0%	0%

The following table presents weighted average price and life information about significant option groups outstanding at March 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Less than $4.99	418,330	5.0	$3.96	306,273	$3.99
$5.00 - $7.49	542,590	9.0	6.86	188,172	6.63
$7.50 - $9.99	1,956,709	6.4	8.87	604,672	9.08
$10.00 - $14.99	464,610	2.7	13.05	444,710	13.14
$15.00 - $19.99	1,410,800	3.5	18.19	1,283,794	18.16
$20.00 - $24.99	165,850	2.6	21.55	162,450	21.57
$25.00 - $29.99	44,850	3.4	27.74	44,850	27.74
$30.00 - $34.99	42,350	3.4	32.30	42,350	32.30
$35.00 - $39.99	236,297	4.0	35.65	236,297	35.65
	5,282,386	5.2	$13.08	3,313,568	$15.59

As of March 31, 2006, the aggregate intrinsic value of all in-the-money options outstanding was $924,000. The total weighted average remaining contractual life of exercisable options outstanding was 4.0 years, with an aggregate intrinsic value of $668,000.

As of March 31, 2006, the total compensation cost related to nonvested options not yet recognized in the financial statements is approximately $5,560,000 and the weighted average period over which such cost is expected to be recognized is 1.1 years.

Restricted Stock

The following table presents the restricted stock activity of the Company’s stock option plans for the quarter ended March 31, 2006:

	Three Months Ended March 31, 2006	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	190,000	$13.26
Granted	-	-
Vested	-	-
Cancelled	-	-
Outstanding at March 31, 2006	190,000	$13.26

Non-Cash Stock Compensation Expense

The composition of non-cash compensation expense for the three month periods ended March 31 is summarized as follows (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Restricted stock	$147	$293
Options granted to consultants	-	104
FAS 123R expense	1,306	-
Total non-cash compensation expense	$1,453	$397

(6) NET LOSS PER COMMON SHARE
The Company computes and presents net loss per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per common share was based on the weighted average number of shares outstanding during the period. Diluted loss per share for the same periods was based on the weighted average number of shares outstanding during the period without consideration of any dilutive effect of stock options, since the Company has incurred a net loss for all periods presented and the effect of potential common shares would have been anti-dilutive. Total stock options (including both exercisable and non-exercisable) and unvested restricted stock outstanding as of March 31, 2006 and 2005 were 5,472,386 and 5,977,420, respectively. These options and unvested restricted stock represented all potentially dilutive securities that were excluded for the calculation of diluted earnings per share.

(7) COMMITMENTS AND CONTINGENCIES
In the second quarter of 2004, the Company was informed that the Connecticut Department of Environmental Protection (the “DEP”) is considering taking action against the Company as a result of incidents where the Company’s wastewater monitoring systems indicated that the wastewater pH limits of the Company’s wastewater discharge permit had been exceeded. However, no formal communication has been received from the DEP as of the date of this filing. The actions the DEP could take include, but are not limited to, fines, penalties, remedial action and future additional monitoring activities. At this time, the Company does not have enough information to enable it to estimate the cost, if any, of the DEP's actions and, accordingly, no amounts have been recorded in the accompanying financial statements for this matter. The Company is not aware of any negative environmental impacts resulting from these incidents but continues to carefully monitor and upgrade its wastewater neutralization systems in an effort to prevent further incidents of this kind.

(8) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2006 the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”   The Statement permits fair value remeasurement for any hybrid financial instrument.   The standard is effective for all financial instruments acquired after the beginning of the entity’s first fiscal year that begins after September 15, 2006, but the Company does not believe that its adoption in the first quarter of 2007 will have a material impact on the Company’s financial statements.

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

During the first quarter of 2006, the Company incurred significant expenses in conducting clinical trials and other development activities, such as formulation testing, and toxicological studies, for NG2-73, the Company’s lead compound for insomnia. NG2-73, currently in Phase II testing, is the Company’s most advanced drug candidate. Development costs for the insomnia program, as well as costs for the Company’s other unpartnered programs, may continue to increase in 2006. The actual amount of these development expenses will derive form the level of development activities being conducted and the level of these activities is contingent on the results of ongoing studies. Research and development expenses accounted for 84% of total expenses in the three month period ended March 31, 2006 compared to 76% for the same period ended March 31, 2005.

Collaborative agreements have been and are expected to continue to be a source of funding for the Company. Such arrangements not only drive current revenue (through the recognition of upfront and subsequent license fees, research funding and potential milestone payments), but over the longer term these arrangements may have a significant impact on potential future product revenue and earnings in the form of royalties if the agreements result in successful drug development and commercialization. The initiation, expiration and specific terms of such agreements have contributed to, and will continue to cause, significant fluctuations in the Company’s recognized revenues and losses. The Company will continue to seek earlier stage partnerships for some research and development programs, while it selectively retains the rights to other drug programs to more advanced stages before considering partnership arrangements. The decision of whether and when to partner a program is based on an analysis of the amount of immediate versus long term return that could be extracted at each stage of development, development risk and the resources required to complete each development stage.

In February 2006, the Company announced that Merck & Co., Inc. (“Merck”) (see Research Collaborations section below) had commenced Phase I clinical trials of NGD-8243, a drug candidate for treating pain and one of several drug candidates being developed as the result of the companies’ collaboration. The Phase I clinical trial being conducted by Merck in Europe is a randomized, double-blind, placebo-controlled evaluation of the safety and pharmacokinetics of single ascending oral doses of NGD-8243 in healthy volunteers. Under the terms of the Company’s collaboration with Merck (the “Merck Agreement”), the initiation of Phase I studies triggered the payment by Merck to Neurogen of $2.0 million, which was recognized as revenue in February 2006. The payment was received in March 2006.

RESULTS OF OPERATIONS

Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future collaborative research agreements, the progress of the Company’s partnered research and development projects, the size of the Company’s staff and the level of preclinical and clinical development spending on drug candidates in unpartnered programs. Neurogen believes its research and development costs may increase significantly over the next several years as its drug development programs progress. In addition, general and administrative expenses would be expected to increase to support any expanded research and development activities.

Three Months Ended March 31, 2006 and 2005
The Company’s operating revenues for the three months ended March 31, 2006 were $3.8 million as compared to $2.0 million for the comparable period in 2005. The $1.8 million increase was due to an overall increase in revenues from the Merck Agreement.

Research and development revenues under the Merck Agreement increased an aggregate of $1.6 million due to the recognition of $2.0 million in revenues related to the achievement in February 2006 of a clinical milestone (as discussed above), offset in part by a $0.4 million decrease in revenues, due to a scheduled decrease in research funding levels to $0.7 million for the first quarter of 2006 compared to $1.1 million for the first quarter of 2005.

License fee revenue under the Merck Agreement increased $0.2 million due to the recognition of additional revenue related to the second anniversary license fee payment of $2.5 million received in December 2005. This second anniversary payment is being recognized as revenue over the remaining expected term of the research collaboration.

Research and development expenses for the three months ended March 31, 2006, were $15.8 million compared to $8.3 million for the comparable period in 2005. The $7.5 million, or 92%, increase was primarily due to increased development costs for the Company’s insomnia program, including NG2-73 which is currently in Phase II, and to a lesser extent to increases in development costs associated with the preclinical development of candidates in Neurogen’s obesity (MCH), and depression/anxiety (CRF) programs.

Outsourced expenses for the Company’s Phase I and Phase II clinical trials of NG2-73 increased to $3.3 million during the three months ended March 31, 2006 compared to $0.3 million for the comparable period in 2005. If NG2-73 continues to progress in further Phase II and Phase III studies the level of these expenses is expected to continue to increase over the next few years.

Nonclinical and preclinical outsourced development expenses for all compounds in development, such as chemical manufacturing, formulations costs, and toxicology studies, increased by $3.0 million. The level of nonclinical and preclinical spending from period to period fluctuates based upon the entry of compounds into preclinical development and the number, and stage of development, of compounds which successfully progress in development.

Salaries and benefits expense for research and development staff increased by $1.3 million to $5.7 million during the three months ended March 31, 2006, compared to the same period in 2005, due to an increase of $0.5 million in wages and bonuses and an increase of $0.8 million in non-cash compensation expense primarily associated with the adoption of SFAS 123R.

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

General and administrative expenses for the three months ended March 31, 2006 were $3.0 million compared to $2.6 million for the comparable period in 2005. The $0.4 million increase in expenses was due primarily to increases in salaries and benefits expenses of $0.5 million, which included non-cash compensation expense of $0.3 million associated with the adoption of SFAS 123R, and higher patent expenses of $0.3 million. These increases were offset, in part, by decreases in legal, consulting and auditing expenses.

Other income, net of interest expense, was $0.7 million for the three months ended March 31, 2006 compared to $0.8 million for the same period in 2005. The $0.1 million or 13% decrease in 2006 was primarily due to a decrease in investment income of $0.1 million resulting from a lower investment balance.

The Company recognized a net loss of $14.3 million for the three months ended March 31, 2006 compared to $8.1 million for the same period in 2005. The $6.2 million increase in net loss was due primarily to the increase in research and development expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At March 31, 2006 and December 31, 2005, cash, cash equivalents and marketable securities in the aggregate were $102.2 million and $115.4 million, respectively. A total amount of $37.5 million of the marketable securities at March 31, 2006, has maturities beyond one year. However, the Company can and may liquidate such investments prior to maturity to meet its operating, strategic and/or investment objectives. The Company’s combined cash and other short-term investments decreased in the first three months of 2006 due to funding of operating expenses and payments on outstanding loans (described below), partially offset by the receipt of a $2.0 million milestone payment from the Merck Agreement (discussed above).

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

Evaluation of Investments for Other-Than-Temporary Impairment

In accordance with FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company reviewed its marketable securities portfolio, which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt obligations, for potential other-than-temporary impairment. Gross unrealized losses related to the Company’s investments totaled $1.7 million (on aggregate fair value of $76.0 million for all investments in unrealized loss positions) as of March 31, 2006. Out of a total of 58 marketable securities held at March 31, 2006, 49 securities with a market value of $74.4 million have been in a continuous loss position for twelve months or more, and the related unrealized loss was $1.7 million. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality.

The Company believes it has the ability and intends to hold investments that mature in the next twelve months until the fair market value is recovered. Unrealized losses related to securities that mature beyond the next twelve months, and that have been in a continuous unrealized loss position for twelve months or more, amounted to $1.3 million, or 3.4%, of the total market value of such marketable securities as of March 31, 2006. The Company has not recorded any losses for other-than-temporary impairment at this time; however, if interest rates rise and such unrealized losses become more significant, the Company may record impairment losses. In evaluating the unrealized losses the Company considered the nature of the investments, current credit ratings, maturity dates and the Company’s projected cash requirements.

Debt Arrangements

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. (“CII”). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years. Interest rates on these loans ranged from 5.0% to 7.3% in 2005 and through March 31, 2006. Of the amounts borrowed, $7.6 million and $3.9 million remained outstanding as of March 31, 2006 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.5 million is due and payable in each of the next five years. Thereafter, the remaining aggregate balance of approximately $4.1 million is payable in regular installments until the scheduled maturity dates, provided that a balloon payment of $1.0 million on the mortgage loan is due upon maturity in December 2011. The Company made $0.4 million in principal repayments on outstanding loans during each of the three month periods ended March 31, 2006 and 2005.

As of March 31, 2006, Neurogen does not have any significant lease or capital expenditure commitments.

Financing Activities and Liquidity

Neurogen's cash requirements to date have been met primarily by the proceeds of its equity financing activities, amounts received pursuant to collaborative research, licensing or technology transfer arrangements, certain debt arrangements and interest earned on invested funds. The Company’s equity financing activities have included underwritten public offerings of common stock, private placement offerings of common stock and private sales of common stock in connection with collaborative research and licensing agreements. The Company’s expenditures have funded research and development, general and administrative expenses, and the construction and outfitting of its research and development facilities.

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

In May 2004 the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 to enable the resale of 14,285,760 newly issued shares of Neurogen common stock acquired in a private placement transaction by Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family. The registration statement became effective in November 2004.

The Company is in the early stage of product development. The Company has not derived any product revenues from product sales and does not expect to derive any product revenues for at least the next several years, if at all. Prior to deriving any such product revenues, the Company expects to incur significant losses and negative cash flows that in the aggregate could exceed the Company’s existing cash resources. To provide cash to fund its operations until such time as it achieves sustainable revenues, the Company relies extensively on its ability to develop drug discovery programs of sufficient value to either partner the programs with pharmaceutical companies or raise capital through debt or equity financings.

To the extent that drug candidates progress in the Company’s currently unpartnered programs, such as its proprietary insomnia program, its program for the treatment of depression and anxiety, its program to treat obesity, or earlier stage programs, such progress could lead to the opportunity to partner on terms which provide capital, revenues and cash flows to the Company or the opportunity to raise capital through equity offerings. If unpartnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all.

To the extent that drug candidates progress in the Company’s partnered programs, such as the Company’s VR1 program partnered with Merck, such progress could result in milestone payments and additional research and development funding to the Company under the respective collaboration agreements. Such progress could also provide the opportunity to raise capital through equity offerings. If partnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all. The Company does not have control over the progress of partnered programs.

Lack of progress, scheduling delays or failures in any of the Company’s major programs could significantly reduce the Company’s levels of revenues, cash flows and cash available to fund its business. These factors could also significantly increase the Company’s cost of capital and limit its ability to raise equity capital. All of the Company’s compounds in development, whether in human clinical trials or not, will require significant additional research, development and testing before they can be commercialized. Furthermore, the scope, magnitude and timing of future research and development expenses, as well as anticipated project completion dates, are a series of steps, ranging from preclinical testing to clinical studies in humans. Each step in the process is typically more expensive than the previous step, but actual timing and cost for completion depends on the specific progress of each product being tested.

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

Neurogen anticipates that its current cash balance, as supplemented by research funding and annual license payments pursuant to its collaborative research agreement with Merck, will be sufficient to fund its current and planned operations through at least mid-2007. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to: the progress of the Company's research and development programs; the timing and results of preclinical testing and clinical studies; the timing of regulatory approvals; determinations as to the commercial potential of its proposed products; the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. Many of these factors could significantly increase the  Company’s expenses and use of cash.

Tax Benefits

As of December 31, 2005, the Company had approximately $191.8 million of net operating loss carryforwards and $10.9 million of research and development credit carryforwards available for federal income tax purposes, which expire in the years 2006 through 2025. The Company also had approximately $154.8 million in Connecticut state tax net operating loss carryforwards, which expire in the years 2020 through 2025, and $6.3 million of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period.

Connecticut tax law allows certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryforward of these credits into future tax years. In April 2006 and March 2005, the Company received $0.5 million and $0.3 million from the State of Connecticut for the exchange of the 2004 and 2003 research and development credits, respectively.

Due to “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods. In 2005, the Company reviewed its changes in ownership through a testing date of December 31, 2004 and determined that an ownership change occurred in 1996. However, this change did not result in reducing the net operating losses that existed through that date.

RESEARCH COLLABORATIONS

Merck
In December 2003, Neurogen entered into a collaboration agreement with Merck to research, develop, and commercialize small molecule medicines which work by targeting the vanilloid receptor (“VR1”), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Merck Agreement, the Company received a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15.0 million. Merck has agreed, among other things, to fund a specified level of discovery and research resources for three years and to pay additional license fees (totaling $7.0 million) on the first three anniversary dates of the collaboration. Merck has the option to extend the discovery and research effort for up to an additional two years. Merck also has the right to terminate the agreement at any time and transfer rights to the collaborative program to Neurogen. Merck had not exercised the right to terminate as of the date of this filing. As of March 31, 2006, the Company has received $11.1 million of research funding from Merck. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. In the second quarter of 2004, Neurogen and Merck achieved a preclinical milestone that triggered a payment to Neurogen and the recording of revenue in the amount of $3.0 million. In the first quarter 2006, Neurogen and Merck achieved a clinical milestone that triggered a payment to Neurogen and the recording of revenue in the amount of $2.0 million. Also under the Merck Agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products. In December 2004 and 2005, the Company received two $2.5 million license payments on the first and second anniversary dates of the collaboration.

Pfizer
In 1994, Neurogen and Pfizer entered into a collaboration agreement pursuant to which the companies conducted a joint research program to identify and develop drugs within the scope of the collaboration for the treatment of insomnia. The joint research program concluded in December 2001. Under Neurogen’s agreement with Pfizer, Pfizer has the right to develop and commercialize drugs from the joint research program, subject to Neurogen’s right to receive milestone payments and royalties upon any successful commercialization. Neurogen believes that Pfizer is not currently developing any drug candidates from this joint research program.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

The discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Management makes estimates in the areas of revenue recognition, income taxes, stock-based compensation, and marketable securities, and bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. For a complete description of the Company’s accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” and “Notes to Consolidated Financial Statements” in Neurogen Corporation's Form 10-K for the year ended December 31, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006 the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”   The Statement permits fair value remeasurement for any hybrid financial instrument.   The standard is effective for all financial instruments acquired after the beginning of the entity’s first fiscal year that begins after September 15, 2006, but the Company does not believe that its adoption in the first quarter of 2007 will have a material impact on the Company’s financial statements.

FORWARD-LOOKING STATEMENTS

Statements which are not historical facts, including statements about the Company’s confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company’s expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are “forward looking statements” within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company’s drug candidates, the failure to attract or retain scientific management personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates which could slow or prevent product development efforts, competition within the Company’s anticipated product markets, the Company’s dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company’s business, risk that patents and confidentiality agreements will not adequately protect the Company’s intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company’s products, and other risks detailed in the Company’s Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 2005, each of which could adversely affect the Company’s business and the accuracy of the forward-looking statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company’s investment portfolio includes investment grade debt instruments. These securities are subject to interest rate risk, and could change in value if interest rates fluctuate. Increasing interest rates have led to a decline in market values of fixed-rate investments held as of March 31, 2006. The Company does not consider any of its current investments as “other-than-temporarily” impaired.

Capital market risk. The Company currently has no product revenues and is dependent on funds raised through other sources. One source of funding is through further equity offerings. The ability of the Company to raise funds in this manner is dependent upon capital market forces affecting the stock price of the Company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company's Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Operating Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Operating Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the
Company’s fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable for the first quarter ended March 31, 2006.

ITEM 1A. RISK FACTORS

There have been no material changes for the first quarter ended March 31, 2006 from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable for the first quarter ended March 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable for the first quarter ended March 31, 2006.

ITEM 4. SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable for the first quarter ended March 31, 2006.

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
Stephen R. Davis Executive Vice President and Chief Operating Officer (Duly Authorized Officer and Chief Accounting Officer) Date: May 10, 2006