Form 10-Q
period 2006-06-30
NEUROGEN CORP
filed 2006-08-07
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(203) 488-8201
(Registrant’s telephone number, including area code)

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

Yes [   ]   No [X]

As of August 1, 2006 the registrant had 34,748,532 shares of Common Stock outstanding.

FORM 10-Q
For the Second Quarter Ended
June 30, 2006

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
NEUROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(unaudited)
	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$22,330	$11,241
Marketable securities	67,867	104,119
Receivables from corporate partners	101	157
Other current assets, net	1,667	2,892
Total current assets	91,965	118,409
Property, plant & equipment:
Land, building and improvements	31,364	31,309
Equipment and furniture	18,688	18,146
Construction in progress	328	140
	50,380	49,595
Less accumulated depreciation and amortization	22,558	21,327
Net property, plant and equipment	27,822	28,268
Other assets, net	69	87
Total assets	$119,856	$146,764
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,635	$6,354
Unearned revenue from corporate partners, current portion	4,458	5,158
Loans payable, current portion	1,444	1,434
Total current liabilities	12,537	12,946
Unearned revenue from corporate partners, net of current portion	6,651	8,880
Loans payable, net of current portion	9,706	10,430
Total liabilities	28,894	32,256
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 50,000 shares; issued and outstanding 34,710 and
34,617 shares at June 30, 2006 and December 31, 2005, respectively	868	865
Additional paid-in capital	297,307	294,436
Accumulated deficit	(205,538)	(178,666)
Deferred compensation	-	(483)
Accumulated other comprehensive loss	(1,675)	(1,644)
	90,962	114,508
Total liabilities and stockholders’ equity	$119,856	$146,764
See accompanying notes to condensed consolidated financial statements

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Operating revenues:
License fees	$1,115	$906	$2,230	$1,813
Research and development	700	1,050	3,400	2,100
Total operating revenues	1,815	1,956	5,630	3,913

Operating expenses:
Research and development	11,803	9,251	27,632	17,508
General and administrative	3,167	2,393	6,185	4,952
Total operating expenses	14,970	11,644	33,817	22,460
Operating loss	(13,155)	(9,688)	(28,187)	(18,547)
Other income (expense):
Investment and other income	839	1,014	1,737	1,997
Interest expense	(213)	(197)	(422)	(387)
Total other income, net	626	817	1,315	1,610
Net loss	$(12,529)	$(8,871)	$(26,872)	$(16,937)
Basic and diluted loss per share	$(0.36)	$(0.26)	$(0.78)	$(0.49)
Shares used in calculation of loss per share:
Basic and diluted	34,534	34,276	34,492	34,260

See accompanying notes to condensed consolidated financial statements.

 NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flows from operating activities:
Net loss	$(26,872)	$(16,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,239	1,292
Amortization of investment premium/discount	313	637
Non-cash compensation expense	2,847	747
401(k) match expense	486	218
Loss on disposal of assets	64	4
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	281	124
Decrease in unearned revenue from corporate partners	(2,929)	(1,812)
Decrease in receivables from corporate partners	56	153
Decrease in other assets, net	1,203	640
Net cash used in operating activities	(23,312)	(14,934)
Cash flows from investing activities:
Purchases of property, plant and equipment	(857)	(1,348)
Purchases of marketable securities	-	(19,803)
Maturities and sales of marketable securities	35,908	25,820
Net cash provided by investing activities	35,051	4,669
Cash flows from financing activities:
Principal payments under loans payable	(714)	(705)
Exercise of employee stock options	64	37
Net cash used in financing activities	(650)	(668)
Net increase (decrease) in cash and cash equivalents	11,089	(10,933)
Cash and cash equivalents at beginning of period	11,241	14,831
Cash and cash equivalents at end of period	$22,330	$3,898

See accompanying notes to condensed consolidated financial statements

NEUROGEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited condensed consolidated financial statements have been prepared from the books and records of Neurogen Corporation (“Neurogen” or the “Company”) in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position and operations have been included. The condensed consolidated balance sheet at December 31, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the significant accounting policies described in Note 1, for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company is subject to the risks similar to other companies in the industry, including, but not limited to, the uncertainty of discovery and development of new drugs, the need for additional funding, dependence on key personnel, limited operating history, risks related to biotechnology, uncertainty of regulatory approval, and protection of proprietary technology.  The Company expects to incur substantial expenditures in the foreseeable future for the research, development and commercialization of its potential products.  As a result, the Company, may, from time to time, as warranted by its operating and strategic requirements, augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances.

STOCK-BASED COMPENSATION - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS No. 123R”), using the modified prospective application transition method (“MPA”) and began recognizing compensation expense for the estimated fair value of all share-based payment awards. Under MPA, the Company valued and expensed new awards granted after December 31, 2005, based on their grant date fair values. Awards that were granted prior to December 31, 2005 but that vested after December 31, 2005 were expensed utilizing the pro forma expense previously calculated under SFAS No. 123. As of June 30, 2006 no liability awards have been granted.

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

The Company primarily grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. Under SFAS No. 123R, stock-based compensation cost is measured based on the fair value of the award at the date of grant and is expensed over the service period of the award, which in most cases equals the vesting period. The Company has selected the Black Scholes method to estimate the fair value of options. (Valuation assumptions are described in Note 5 to the condensed consolidated financial statements). The Company has also issued restricted stock to key executives which has been and will continue to be recorded as expense over the vesting period based upon the market price of the stock at date of grant.

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

(2) RECLASSIFICATIONS
Certain reclassifications have been made to the 2005 financial statements in order to conform to the 2006 presentation. Patent costs and related legal expenses of $327,000 and $556,000 were reclassified from other research and development expense to other general and administrative expense for the three month and six month periods in 2005, respectively; this reclassification is reflected in the statement of operations and had no impact on operating loss, net loss or basic and diluted loss per share.

(3) COMPREHENSIVE LOSS
Comprehensive loss for the three-month periods ended June 30, 2006 and 2005 was $12,517,000 and $8,154,000, respectively. Comprehensive loss for the six-month periods ended June 30, 2006 and 2005 was $26,903,000 and $17,291,000, respectively. The differences between net loss and comprehensive loss are due to changes in the net unrealized gain or loss on marketable securities.

(4) MARKETABLE SECURITIES
The following tables summarize the Company’s marketable securities (in thousands):

	June 30, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$17,998	$-	$(362)	$17,636
Corporate notes and bonds	51,544	5	(1,318)	50,231
Total	$69,542	$5	$(1,680)	$67,867

	December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$29,492	$-	$(462)	$29,030
Corporate notes and bonds	76,272	37	(1,220)	75,089
Total	$105,764	$37	$(1,682)	$104,119

In accordance with FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company reviewed its marketable securities portfolio, which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt obligations, for potential other-than-temporary impairment. Gross unrealized losses related to the Company’s investments totaled $1.7 million (on aggregate fair value of $67.8 million for all investments in unrealized loss positions) as of June 30, 2006. Out of a total of 45 marketable securities held at June 30, 2006, 43 securities with a market value of $66.3 million have been in a continuous loss position for twelve months or more, and the related unrealized loss was $1.7 million. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality.

The Company believes it has the ability and intends to hold investments that mature in the next twelve months until the fair market value is recovered. Unrealized losses related to securities that mature beyond the next twelve months, and that have been in a continuous unrealized loss position for twelve months or more, amounted to $1.3 million, or 3.5%, of the total market value of such marketable securities as of June 30, 2006. The Company has not recorded any losses for other-than-temporary impairment at this time; however, if interest rates rise and such unrealized losses become more significant, the Company may record impairment losses. In evaluating the unrealized losses the Company considered the nature of the investments, current credit ratings, maturity dates and the Company’s projected cash requirements.

(5) STOCK-BASED COMPENSATION
The Company has certain stock incentive plans, under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are generally granted at fair market value at the date of grant, with vesting schedules that range from immediate vesting (typically in the case of grants to consultants) to four or five years (typically in the case of grants to employees), and expire up to ten years after grant. Under all plans at June 30, 2006, there were 6,990,809 shares reserved for future issuance (of which 5,294,662 are reserved for options outstanding and 1,696,147 are available for future grant as options or restricted stock). In addition, 140,000 shares of unvested restricted stock issued from the plans remain outstanding as of June 30, 2006.

In December 2004, the FASB issued SFAS No. 123R, which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123R required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123R in the first quarter of 2006.

In its adoption of SFAS No. 123R the Company elected to utilize the MPA method, which does not allow restatement of prior financial statements. Under MPA, the Company valued and expensed new awards granted after December 31, 2005. Awards that were granted prior to December 31, 2005 but that vested after December 31, 2005 were expensed utilizing the pro forma expense previously calculated under SFAS No. 123. There were no outstanding liability awards. The Company also elected the “graded vesting attribution method” (referred to herein as the “FIN 28 attribution method”), which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion (tranche) of the award as if the award was, in-substance, multiple awards. The Company continues to use the Black-Scholes method as it believes this method is the most appropriate option-pricing method.

Management also evaluated the assumptions that underlie the valuation of share-based payment awards. Following is a summary of some of the principal assumptions and classifications:

•
With respect to predicting the life of options granted, all stock options meet the definition of “plain vanilla” options under Staff Accounting Bulletin (“SAB”) No. 107 and, therefore, management elected the “simplified” method in calculating the expected term of options. The expected term used in the first six months of 2006 was not significantly different from the expected term used when following the disclosure only provisions of SFAS No. 123. Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences.  The cumulative effect of restricted stock forfeitures was immaterial.

•
In predicting expected volatility, assumptions are based solely upon historical volatilities of the Company’s stock, since the Company believes that all the factors listed within SAB No. 107 regarding sole reliance upon historical volatility are present.

•
Under SFAS No. 123R, the Company has separated optionees into two groupings based upon historical analysis of the exercise behavior of those groupings: first, management and the Board of Directors, and, second, non-management employees. However, given the Company’s current use of the simplified method, the establishment of these groupings is not expected to have a significant impact on the calculation of expense.

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

The following table sets forth the pro forma amount of net loss and net loss per share for the three and six month periods ended June 30, 2005 that would have resulted if the Company had accounted for stock option grants under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(8,871)	$(16,937)
Total stock-based compensation expense determined under fair value-based method for employee awards	(1,623)	(3,311)
Net loss pro forma	$(10,494)	$(20,248)
Basic and diluted loss per share as reported	$(.26)	$(.49)
Basic and diluted loss per share-pro forma	$(.31)	$(.59)

Because the stock-based compensation for grants of restricted stock was expensed in periods prior to the adoption of SFAS No. 123R, this expense is included in the net loss as reported and, accordingly, is not included as a reconciling item in the pro forma table above.

As a result of the adoption of SFAS 123R, deferred compensation of $483,000 as reported at December 31, 2005 was reclassified to additional paid-in capital in the first quarter of 2006.

Stock Options

The following table presents the combined activity of the Company’s stock option plans (excluding restricted stock) for the six month period ended June 30, 2006:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	5,468,142	$13.17
Granted	129,500	5.95
Exercised	(16,641)	3.86
Canceled	(286,339)	15.09
Outstanding at June 30, 2006	5,294,662	$12.92

Options exercisable at June 30, 2006	3,442,881	$15.17

For the three and six months ended June 30, 2006, the Company recorded $1,195,000 and $2,501,000, respectively, of expense for employee options as a result of SFAS 123R. Since the Company adopted SFAS 123R in the first quarter of 2006, no expense for such options was recorded for the same periods in 2005. Since the Company currently maintains a full valuation allowance, no tax benefits have been recorded, and there was no effect on the cash flow statement related to tax benefits associated with share-based payments.

The weighted-average fair value of options granted to employees in the six months ended June 30, 2006 and 2005 was $4.10 and $4.45, respectively, using the Black-Scholes method with the following weighted average assumptions:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Expected life	5.1-6.5 years	5.0 years
Risk-free interest rate	4.7%-5.1%	3.8%-4.2%
Volatility	75%-82%	77%-81%
Expected dividend yield	0%	0%

The following table presents weighted average price and life information about significant option groups outstanding at June 30, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Less than $4.99	406,164	4.6	$3.97	295,628	$4.00
$5.00 - $7.49	635,680	8.4	6.69	263,164	6.62
$7.50 - $9.99	1,933,438	6.0	8.87	706,707	9.14
$10.00 - $14.99	453,279	2.4	13.04	438,679	13.11
$15.00 - $19.99	1,390,592	3.2	18.20	1,264,894	18.16
$20.00 - $24.99	64,850	2.3	21.55	163,150	21.56
$25.00 - $29.99	44,850	2.8	27.74	44,850	27.74
$30.00 - $34.99	30,780	3.2	32.34	30,750	32.34
$35.00 - $39.99	235,059	3.7	35.65	235,059	35.65
	5,294,662	4.9	$12.92	3,442,881	$15.17

As of June 30, 2006, the aggregate intrinsic value of all in-the-money options outstanding was $466,000. The total weighted average remaining contractual life of exercisable options outstanding was 3.7 years, with an aggregate intrinsic value of $331,000.  As of June 30, 2006, the total compensation cost related to nonvested options not yet recognized in the financial statements is approximately $4,706,000, and the weighted average period over which such cost is expected to be recognized is 1.1 years.

Restricted Stock

The following table presents the restricted stock activity under the Company’s stock compensation plans for the six months ended June 30, 2006:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	190,000	$13.26
Granted	-	-
Vested	(50,000)	11.38
Cancelled	-	-
Outstanding at June 30, 2006	140,000	$13.93

The total fair value of restricted stock vested during the six months ended June 30, 2006 was $304,000.

As of June 30, 2006, the total deferred compensation cost related to nonvested restricted stock not yet recognized in the financial statements was approximately $217,000, and the weighted average period over which such cost is expected to be recognized is 0.9 years.

Non-Cash Stock Compensation Expense

The composition of non-cash stock compensation expense for the three and six month periods ended June 30, 2006 and 2005 is summarized as follows (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Restricted stock	$119	$282	$266	$576
Options granted to consultants	39	18	39	122
FAS 123R expense	1,195	-	2,501	-
Total non-cash stock compensation expense	$1,353	$300	$2,806	$698

(6) NET LOSS PER COMMON SHARE
The Company computes and presents net loss per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and unvested restricted stock and are calculated using the treasury stock method. Since the Company is in a loss position for all periods presented, the effect of potential common equivalent shares would have been anti-dilutive; therefore, the calculation of diluted loss per share does not consider the effect of stock options and unvested restricted stock.

Options and unvested restricted stock outstanding as of June 30, 2006 and 2005 of 5,434,662 and 6,290,394, respectively, represented all potentially dilutive securities that were excluded for the calculation of diluted loss per share.

(7) COMMITMENTS AND CONTINGENCIES
In the second quarter of 2004, the Company was informed that the Connecticut Department of Environmental Protection (the “DEP”) is considering taking action against the Company as a result of incidents where the Company’s wastewater monitoring systems indicated that the wastewater pH limits of the Company’s wastewater discharge permit had been exceeded. However, no formal communication has been received from the DEP as of the date of this filing. The actions the DEP could take include, but are not limited to, fines, penalties, remedial action and future additional monitoring activities. At this time, the Company does not have enough information to enable it to estimate the cost, if any, of the DEP’s potential actions and, accordingly, no amounts have been recorded in the accompanying financial statements for this matter. The Company is not aware of any negative environmental impacts resulting from these incidents and continues to carefully monitor and upgrade its wastewater neutralization systems in an effort to prevent any future incidents and maintain compliance with state regulations.

(8) LEGAL PROCEEDINGS
In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints, and the cases of Neurogen and the other plaintiffs are scheduled for a pre-trial conference in court later this year. The Company has fully reserved any assets related to this matter.

(9) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In addition to providing guidance for the accounting of servicing assets and servicing liabilities, the Statement also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities. The standard is effective for all entities after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that its adoption in the first quarter of 2007 will have a material impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the first half of 2006, the Company incurred significant expenses in conducting clinical trials and other development activities, such as formulation testing, and toxicological studies, for NG2-73, the Company’s lead compound for insomnia. NG2-73, currently in Phase II testing, is the Company’s most advanced drug candidate. If NG2-73 continues to progress in further Phase II and Phase III studies, clinical trial and other development expenses related to NG2-73 will increase over the next few years. Development costs for the insomnia program, as well as costs for the Company’s other unpartnered programs, may continue to increase in 2006. The actual amount of these development expenses will derive from the level of development activities being conducted and the level of these activities is contingent on the results of ongoing studies. Research and development expenses accounted for 82% of total expenses in the six month period ended June 30, 2006 compared to 78% for the same period ended June 30, 2005.

Collaborative agreements have been and are expected to continue to be a source of funding for the Company. Such arrangements not only drive current revenue (through the recognition of upfront and subsequent license fees, research funding and potential milestone payments), but over the longer term these arrangements may have a significant impact on potential future product revenue and earnings in the form of royalties if the collaborations result in successful drug development and commercialization. The initiation, expiration and specific terms of such agreements have contributed to, and will continue to cause, significant fluctuations in the Company’s recognized revenues and losses. The Company will continue to seek earlier stage partnerships for some research and development programs, while it selectively retains the rights to other drug programs to more advanced stages before pursuing partnership arrangements. The decision of whether and when to partner a program is based on an analysis of the amount of immediate versus long term return that could be extracted at each stage of development, development risk and the resources required to complete each development stage.

RESULTS OF OPERATIONS

Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future collaborative research agreements, the progress of the Company’s partnered research and development projects, the size of the Company’s staff and the level of preclinical and clinical development spending on drug candidates in unpartnered programs. Neurogen believes its research and development costs may increase significantly over the next several years as its drug development programs progress. In addition, general and administrative expenses are expected to increase to support any expanded research and development activities.

Three Months Ended June 30, 2006 and 2005

The Company’s operating revenues for the three months ended June 30, 2006 were $1.8 million as compared to $2.0 million for the comparable period in 2005. The $0.2 million decrease was due to a $0.4 million scheduled decrease in research funding levels per the Merck Agreement (see Research Collaborations section below) for the second quarter of 2005, offset by an increase in license fee revenue of $0.2 million under the Merck Agreement from the recognition of additional revenue related to the second anniversary license fee payment of $2.5 million received in December 2005. This second anniversary payment is being recognized as revenue over the remaining expected term of the research collaboration.

Research and development expenses for the three months ended June 30, 2006, were $11.8 million compared to $9.3 million for the comparable period in 2005. The $2.5 million or 28% increase was due to increased development costs for the Company’s insomnia program, including NG2-73 which is currently in Phase II, as well as increases in development costs associated with the preclinical development of candidates in Neurogen’s obesity (MCH) and depression/anxiety (CRF) programs.

Outsourced expenses for the Company’s Phase I and Phase II clinical trials of NG2-73 were $1.1 million during the three months ended June 30, 2006 compared to $0.3 million for the comparable period in 2005. In addition, outsourced development expenses for all compounds in development, such as chemical manufacturing, formulations costs, toxicology studies and consulting expenses, increased by $1.0 million. The level of nonclinical and preclinical spending from period to period fluctuates based upon the entry of compounds into preclinical development and the number, and stage of development, of compounds which successfully progress in development.

Other increases in research and development expenses were primarily due to a $0.9 million increase in salaries and benefits expense, which included a $0.7 million increase in non-cash stock compensation expense associated with the adoption of SFAS 123R, offset by a $0.2 million decrease in general laboratory and computer supplies costs.

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

General and administrative expenses for the three months ended June 30, 2006 were $3.2 million compared to $2.4 million for the comparable period in 2005. The $0.8 million or 32% increase in expenses was due primarily to a $0.6 million increase in salaries and benefits expense, which included $0.3 million in non-cash stock compensation expense primarily associated with the adoption of SFAS 123R, and higher patent expenses of $0.2 million.

Other income, net of interest expense, was $0.6 million for the three months ended June 30, 2006 compared to $0.8 million for the same period in 2005. The $0.2 million or 25% decrease in 2006 was due to a decrease in investment income resulting from a lower investment balance.

The Company recognized a net loss of $12.5 million for the three months ended June 30, 2006 compared to $8.9 million for the same period in 2005. The $3.6 million increase in net loss was due primarily to the increase in research and development and general and administrative expenses discussed above.

Six Months Ended June 30, 2006 and 2005

The Company’s operating revenues for the six months ended June 30, 2006 were $5.6 million compared to $3.9 million for the same period in 2005. The $1.7 million increase was due primarily to the recognition of $2.0 million in revenues related to the achievement of a clinical milestone in February 2006. License fee revenue under the Merck Agreement increased $0.4 million in the same period in 2006 due to the recognition of additional revenue related to the second anniversary license fee payment of $2.5 million received in December 2005. This second anniversary payment is being recognized as revenue over the remaining expected term of the research collaboration. The increases in revenue were offset by a $0.7 million scheduled decrease in research funding levels to $1.4 million for the six months ended June 30, 2006 compared to $2.1 million for the same period in 2005.

Research and development expenses for the six months ended June 30, 2006 were $27.6 million compared to $17.5 million for the comparable period in 2005. The $10.1 million, or 58%, increase was primarily due to increased development costs for the Company’s insomnia program, including NG2-73 which is currently in Phase II clinical trials, and to increases in development costs associated with the preclinical development of candidates in Neurogen’s obesity (MCH) and depression/anxiety (CRF) programs.

Outsourced expenses for the Company’s insomnia program increased by $4.3 million during the six months ended June 30, 2006 compared to the same period in 2005. Nonclinical and preclinical outsourced development expenses for all compounds in development, such as chemical manufacturing, formulations costs, toxicology studies and consulting expenses, increased by $4.0 million. The level of nonclinical and preclinical spending from period to period fluctuates based on the entry of compounds into preclinical development and the number and stage of development, of compounds that successfully progress in development.

Salaries and benefits expense for research and development staff increased by $2.1 million to $11.0 million during the six months ended June 30, 2006 compared to the same period in 2005, due to an increase of $0.7 million in wages and bonuses and an increase of $1.5 million in non-cash stock compensation expense primarily associated with the adoption of SFAS 123R. Costs for general laboratory and computer supplies decreased by $0.3 million during the six months ended June 30, 2006, compared to the same period in 2005.

General and administrative expenses for the six months ended June 30, 2006 were $6.2 million compared to $5.0 million for the same period in 2005. The $1.2 million increase in expenses was due primarily to an increase in salaries and benefits expenses of $1.0 million, which included non-cash compensation expense of $0.6 million primarily associated with the adoption of SFAS 123R, and higher patent expenses of $0.5 million. These increases were offset, in part, by decreases in legal and consulting expenses.

Other income, net of interest expense, was $1.3 million for the six months ended June 30, 2006 compared to $1.6 million for the same period in 2005. The $0.3 million or 18% decrease in 2006 was primarily due to a decrease in investment income resulting from a lower investment balance in the Company’s portfolio.

The Company recognized a net loss of $26.9 million for the six months ended June 30, 2006 compared to $16.9 million for the same period in 2005. The $10.0 million increase in net loss was due primarily to the increase in research and development and general and administrative expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At June 30, 2006 and December 31, 2005, cash, cash equivalents and marketable securities in the aggregate were $90.2 million and $115.4 million, respectively. A total amount of $37.4 million of the marketable securities at June 30, 2006, had maturities beyond one year. However, the Company can and may liquidate such investments prior to maturity to meet its operating, strategic and/or investment objectives. The Company’s combined cash and other short-term investments decreased in the first six months of 2006 due to funding of operating expenses and payments on outstanding loans (described below), partially offset by the receipt of a $2.0 million milestone payment from the Merck Agreement (discussed below).

The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of operating needs and financing events. The Company intends to use its cash to pursue the capabilities of its drug discovery platform and to enhance its capacity to pursue new drug targets, as well as fund general and corporate overhead. The Company may also use its cash, cash equivalents and marketable securities to selectively advance certain drug research and development programs internally to more advanced stages than it has historically done before considering partnership arrangements. Neurogen believes this may allow it to retain a greater portion of commercial rights, potentially establish more valuable partnerships, and retain greater control over the drug development process.

Evaluation of Investments for Other-Than-Temporary Impairment

In accordance with FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company reviewed its marketable securities portfolio, which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt obligations, for potential other-than-temporary impairment. Gross unrealized losses related to the Company’s investments totaled $1.7 million (on aggregate fair value of $67.8 million for all investments in unrealized loss positions) as of June 30, 2006. Out of a total of 45 marketable securities held at June 30, 2006, 43 securities with a market value of $66.3 million have been in a continuous loss position for twelve months or more, and the related unrealized loss was $1.7 million. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality.

The Company believes it has the ability and intends to hold investments that mature in the next twelve months until maturity and thereby recover the fair market value. Unrealized losses related to securities that mature beyond the next twelve months, and that have been in a continuous unrealized loss position for twelve months or more, amounted to $1.3 million, or 3.5%, of the total market value of such marketable securities as of June 30, 2006. The Company has not recorded any losses for other-than-temporary impairment at this time; however, if interest rates rise and such unrealized losses become more significant, the Company may record impairment losses. In evaluating the unrealized losses the Company considered the nature of the investments, current credit ratings, maturity dates and the Company’s projected cash requirements.

Debt Arrangements

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. (“CII”). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years. Interest rates on these loans ranged from 5.0% to 7.8% in 2005 and 2006. Of the amounts borrowed, $7.3 million and $3.9 million remained outstanding as of June 30, 2006 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.5 million is due and payable in each of the next five years. Thereafter, the remaining aggregate balance of approximately $3.7 million is payable in regular installments until the scheduled maturity dates and a balloon payment of $1.0 million on the mortgage loan is due upon maturity in December 2011. The Company made $0.7 million in principal repayments on outstanding loans during each of the six month periods ended June 30, 2006 and 2005.

As of June 30, 2006, Neurogen does not have any significant lease or capital expenditure commitments.

Financing Activities and Liquidity

Neurogen’s cash requirements to date have been met primarily by the proceeds of its equity financing activities, amounts received pursuant to collaborative research, licensing or technology transfer arrangements, certain debt arrangements and interest earned on invested funds. The Company’s equity financing activities have included underwritten public offerings of common stock, private placement offerings of common stock and private sales of common stock in connection with collaborative research and licensing agreements. The Company’s expenditures have funded research and development, general and administrative expenses, and the construction and outfitting of its research and development facilities.

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

Neurogen anticipates that its current cash and marketable securities amounts, as supplemented by research funding and annual license payments pursuant to its collaborative research agreement with Merck, will be sufficient to fund its current and planned operations through at least mid-2007. However, Neurogen’s funding requirements may change and will depend upon numerous factors, including but not limited to: the progress of the Company’s research and development programs; the timing and results of preclinical testing and clinical studies; the timing of regulatory approvals; determinations as to the commercial potential of its proposed products; the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. Many of these factors could significantly increase the Company’s expenses and use of cash.

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

Due to “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods. In 2005, the Company reviewed its changes in ownership through a testing date of December 31, 2004 and determined that an ownership change occurred in 1996. However, this change did not result in reducing the net operating loss carryforwards that existed through that date.

RESEARCH COLLABORATIONS

Merck
In December 2003, Neurogen entered into a collaboration agreement with Merck to research, develop, and commercialize small molecule medicines which work by targeting the vanilloid receptor (“VR1”), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Merck Agreement, the Company received a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15.0 million. Merck has agreed, among other things, to fund a specified level of discovery and research resources for three years and to pay additional license fees (totaling $7.0 million) on the first three anniversary dates of the collaboration. Merck has the option to extend the discovery and research effort for up to an additional two years. Merck also has the right to terminate the agreement at any time and transfer rights to the collaborative program to Neurogen. Merck had not exercised the right to terminate as of the date of this filing. As of June 30, 2006, the Company has received $11.8 million of research funding from Merck, and, in December 2004 and 2005, the Company received two $2.5 million license payments on the first and second anniversary dates of the collaboration. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. In the second quarter of 2004, Neurogen and Merck achieved a preclinical milestone that triggered a payment to Neurogen and the recording of revenue in the amount of $3.0 million. In the first quarter of 2006, Neurogen and Merck achieved a clinical milestone that triggered a payment to Neurogen and the recording of revenue in the amount of $2.0 million. Also under the Merck Agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

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

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

The discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Management makes estimates in the areas of revenue recognition, income taxes, stock-based compensation, and marketable securities, and bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. For a complete description of the Company’s accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” and “Notes to Consolidated Financial Statements” in Neurogen Corporation’s Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS No. 123R”), using the modified prospective application transition method (“MPA”) and began recognizing compensation expense for the estimated fair value of all share-based payment awards. Under MPA, the Company valued and expensed new awards granted after December 31, 2005, based on their grant date fair values. Awards that were granted prior to December 31, 2005 but that vested after December 31, 2005 were expensed utilizing the pro forma expense previously calculated under SFAS No. 123. As of June 30, 2006 no liability awards have been granted.

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

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In addition to providing guidance for the accounting of servicing assets and servicing liabilities, the Statement also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities. The standard is effective for all entities after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that its adoption in the first quarter of 2007 will have a material impact on the Company’s financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company's investment portfolio includes investment grade debt instruments. These securities are subject to interest rate risk and could decline in value if interest rates rise. Increasing interest rates have led to a decline in market values of fixed-rate investments held as of June 30, 2006. The Company considers such impairment as temporary because of its ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

Fair value of investments with expected maturities in the following years (in thousands):

	2006	2007	2008	2009	Total
Fixed Rate Investments	$ 13,607	$ 24,203	$ 21,869	$ 6,689	$ 66,368
Weighted Average Interest	3.5%	3.5%	4.0%	4.0%	3.7%

In addition to the investments shown above, the Company also holds one security that bears a variable interest rate, the fair value of which is not sensitive to changes in interest rates. The weighted average interest rates shown above were calculated based upon the par value of the underlying investments.

Capital market risk. The Company currently has no product revenues and is dependent on funds raised through other sources. One source of funding is through further equity offerings. The ability of the Company to raise funds in this manner is dependent upon capital market forces affecting the stock price of the Company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Operating Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Operating Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints, and the cases of Neurogen and the other plaintiffs are scheduled for a pre-trial conference in court later this year. The Company has fully reserved any assets related to this matter.

ITEM 1A. RISK FACTORS

There have been no material changes for the second quarter ended June 30, 2006 from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable for the second quarter ended June 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable for the second quarter ended June 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 2006, the Company held its annual meeting of stockholders (i) to elect a board of nine directors (Proposal 1); (ii) to adopt amendments to the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program, which include an increase in the number of shares available for issuance under the program from 570,000 shares to 820,000 shares (Proposal 2); (iii) to adopt amendments to the Amended and Restated Neurogen Corporation 2001 Stock Option Plan, which include an increase in the number of shares available for issuance under the program from 3,500,000 shares to 4,500,000 shares (Proposal 3); and (iv) to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the independent registered public accountants for the Company for the fiscal year ended December 31, 2006 (Proposal 4).

The stockholders elected the persons named below, the Company’s nominees for directors, as directors of the Company, casting votes in favor of such nominees or withholding votes as indicated:

	Votes in Favor	Votes Withheld
Felix J. Baker	25,819,913	1,286,715
Julian C. Baker	25,729,430	1,377,198
Eran Broshy	25,768,980	1,337,648
Stephen R. Davis	25,843,263	1,263,365
Stewart Hen	25,769,080	1,337,548
William H. Koster	25,840,813	1,265,815
Jonathan S. Leff	25,803,663	1,302,965
Craig Saxton	25,769,080	1,337,548
John Simon	25,768,894	1,337,734

The Stockholders approved Proposal 2, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained
Proposal 2	22,186,715	1,700,462	35,163

The Stockholders approved Proposal 3, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained
Proposal 3	22,096,086	1,791,911	34,343

The Stockholders approved Proposal 4, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained
Proposal 4	27,080,303	24,825	1,500

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
Date: August 7, 2006