Form 10-Q
period 2006-09-30
NEUROGEN CORP
filed 2006-11-09
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes [   ]   No [X]

As of November 9, 2006 the registrant had 34,780,345 shares of Common Stock outstanding.

FORM 10-Q
For the Third Quarter Ended
September 30, 2006

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
NEUROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(unaudited)
	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$16,744	$11,241
Marketable securities	62,286	104,119
Receivables from corporate partners	178	157
Other current assets, net	2,026	2,892
Total current assets	81,234	118,409
Property, plant & equipment:
Land, building and improvements	31,682	31,309
Equipment and furniture	18,809	18,146
Construction in progress	85	140
	50,576	49,595
Less accumulated depreciation and amortization	22,997	21,327
Net property, plant and equipment	27,579	28,268
Other assets, net	66	87
Total assets	$108,879	$146,764
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,089	$6,354
Unearned revenue from corporate partners, current portion	4,458	5,158
Loans payable, current portion	1,449	1,434
Total current liabilities	11,996	12,946
Unearned revenue from corporate partners, net of current portion	5,536	8,880
Loans payable, net of current portion	9,342	10,430
Total liabilities:	26,874	32,256
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 50,000 shares; issued and outstanding 34,749 and
34,617 shares at September 30, 2006 and December 31, 2005, respectively	869	865
Additional paid-in capital	298,625	294,436
Accumulated deficit	(216,433)	(178,666)
Deferred compensation	-	(483)
Accumulated other comprehensive income	(1,056)	(1,644)
	82,005	114,508
Total liabilities and stockholders’ equity	$108,879	$146,764

See accompanying notes to condensed consolidated financial statements

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Operating revenues:
License fees	$1,115	$906	$3,345	$2,719
Research and development	962	1,050	4,362	3,150
Total operating revenues	2,077	1,956	7,707	5,869

Operating expenses:
Research and development	11,605	10,375	39,237	27,882
General and administrative	2,633	2,290	8,818	7,243
Total operating expenses	14,238	12,665	48,055	35,125
Operating loss	(12,161)	(10,709)	(40,348)	(29,256)
Other income (expense):
Investment and other income	810	971	2,547	2,968
Interest expense	(214)	(202)	(636)	(589)
Total other income, net	596	769	1,911	2,379
Loss before income taxes	(11,565)	(9,940)	(38,437)	(26,877)
Income tax benefit	670	393	670	393
Net loss	$(10,895)	$(9,547)	$(37,767)	$(26,484)
Basic and diluted loss per share	$(0.31)	$(0.28)	$(1.09)	$(0.77)
Shares used in calculation of loss per share:
Basic and diluted	34,618	34,341	34,534	34,287

See accompanying notes to condensed consolidated financial statements.

 NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash flows from operating activities:
Net loss	$(37,767)	$(26,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,760	1,859
Amortization of investment premium/discount	450	916
Non-cash compensation expense	3,974	978
401(k) match expense	697	323
Loss on disposal of assets	169	4
Income tax benefit for exercise of stock options	-	42
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(265)	1,086
Decrease in unearned revenue from corporate partners	(4,044)	(2,719)
(Increase) decrease in receivables from corporate partners	(21)	88
Decrease in other assets, net	827	568
Net cash used in operating activities	(34,220)	(23,339)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,240)	(1,576)
Purchases of marketable securities	-	(19,803)
Maturities and sales of marketable securities	41,972	42,985
Net cash provided by investing activities	40,732	21,606
Cash flows from financing activities:
Principal payments under loans payable	(1,073)	(1,059)
Exercise of employee stock options	64	74
Net cash used in financing activities	(1,009)	(985)
Net increase (decrease) in cash and cash equivalents	5,503	(2,718)
Cash and cash equivalents at beginning of period	11,241	14,831
Cash and cash equivalents at end of period	$16,744	$12,113

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

The Company is subject to risks similar to other companies in the industry, including, but not limited to, the uncertainty of discovery and development of new drugs, the need for additional funding, dependence on key personnel, limited operating history, risks related to biotechnology, uncertainty of regulatory approval, and protection of proprietary technology.  The Company expects to incur substantial expenditures in the foreseeable future for the research, development and commercialization of its potential products.  As a result, the Company, may, from time to time, as warranted by its operating and strategic requirements, augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances.

STOCK-BASED COMPENSATION - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS No. 123R”), using the modified prospective application transition method (“MPA”) and began recognizing compensation expense for the estimated fair value of all share-based payment awards. Under MPA, the Company valued and expensed new awards granted after December 31, 2005, based on their grant date fair values. Awards that were granted prior to December 31, 2005 but that vested after December 31, 2005 were expensed utilizing the pro forma expense previously calculated under SFAS No. 123. As of September 30, 2006, no liability awards have been granted.

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

The Company primarily grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. Under SFAS No. 123R, stock-based compensation cost is measured based on the fair value of the award at the date of grant and is expensed over the service period of the award, which in most cases equals the vesting period. The Company has selected the Black Scholes method to estimate the fair value of options. (Valuation assumptions are described in Note 5 to the condensed consolidated financial statements). The Company has also issued restricted stock to key executives, which has been and will continue to be recorded as expense over the vesting period based upon the market price of the stock at date of grant.

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

(2) RECLASSIFICATIONS
Certain reclassifications have been made to the 2005 financial statements in order to conform to the 2006 presentation. Patent costs and related legal expenses of $295,000 and $851,000 were reclassified from other research and development expense to other general and administrative expense for the three month and nine month periods in 2005, respectively; this reclassification is reflected in the statement of operations and had no impact on operating loss, net loss or basic and diluted loss per share.

(3) COMPREHENSIVE LOSS
Comprehensive loss for the three-month periods ended September 30, 2006 and 2005 was $10,276,000 and $10,010,000, respectively. Comprehensive loss for the nine-month periods ended September 30, 2006 and 2005 was $37,179,000 and $27,301,000, respectively. The differences between net loss and comprehensive loss are due to changes in the net unrealized gain or loss on marketable securities.

(4) MARKETABLE SECURITIES
The following tables summarize the Company’s marketable securities (in thousands):

	September 30, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$16,997	$-	$(215)	$16,782
Corporate notes and bonds	46,345	9	(850)	45,504
Total	$63,342	$9	$(1,065)	$62,286

	December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$29,492	$-	$(462)	$29,030
Corporate notes and bonds	76,272	37	(1,220)	75,089
Total	$105,764	$37	$(1,682)	$104,119

In accordance with FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company reviewed its marketable securities portfolio, which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt obligations, for potential other-than-temporary impairment. Gross unrealized losses related to the Company’s investments totaled $1.1 million (on aggregate fair value of $62.3 million for all investments in unrealized loss positions) as of September 30, 2006. Out of a total of 40 marketable securities held at September 30, 2006, 39 securities with a market value of $62.3 million have been in a continuous loss position for twelve months or more, and the related unrealized loss was $1.1 million. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality.

The Company believes it has the ability and intends to hold investments that mature in the next twelve months until the fair market value is recovered. Unrealized losses related to securities that mature beyond the next twelve months, and that have been in a continuous unrealized loss position for twelve months or more, amounted to $0.8 million, or 2.4%, of the total market value of such marketable securities as of September 30, 2006. The Company has not recorded any losses for other-than-temporary impairment at this time; however, if interest rates continue to rise and such unrealized losses become more significant, the Company may record impairment losses. In evaluating the unrealized losses the Company considered the nature of the investments, current credit ratings, maturity dates and the Company’s projected cash requirements.

(5) STOCK-BASED COMPENSATION
The Company has certain stock incentive plans, under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are generally granted at fair market value at the date of grant, with vesting schedules that range from immediate vesting (typically in the case of grants to consultants) to four or five years (typically in the case of grants to employees), and expire up to ten years after grant. Under all plans at September 30, 2006, there were 6,934,118 shares reserved for future issuance (of which 5,275,079 are reserved for options outstanding and 1,659,039 are available for future grant as options or restricted stock). In addition, 70,000 shares of unvested restricted stock issued from the plans remain outstanding as of September 30, 2006.

In December 2004, the FASB issued SFAS No. 123R, which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123R required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As described above, the Company adopted SFAS No. 123R in the first quarter of 2006.

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

Management also evaluated the assumptions that underlie the valuation of share-based payment awards. Following is a summary of some of the principal assumptions and classifications:

•
With respect to predicting the life of options granted, all stock options meet the definition of “plain vanilla” options under Staff Accounting Bulletin (“SAB”) No. 107 and, therefore, management elected the “simplified” method in calculating the expected term of options. The expected term used in the first nine months of 2006 was not significantly different from the expected term used when following the disclosure-only provisions of SFAS No. 123. Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences.  The cumulative effect of restricted stock forfeitures was immaterial.

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

The following table sets forth the pro forma amount of net loss and net loss per share for the three and nine month periods ended September 30, 2005 that would have resulted if the Company had accounted for stock option grants under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(9,547)	$(26,484)
Total stock-based compensation expense determined under fair value-based method for employee awards	(1,608)	(5,041)
Net loss pro forma	$(11,155)	$(31,525)
Basic and diluted loss per share as reported	$(.28)	$(.77)
Basic and diluted loss per share-pro forma	$(.32)	$(.92)

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

Stock Options

The following table presents the combined activity of the Company’s stock option plans (excluding restricted stock) for the nine month period ended September 30, 2006:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	5,468,142	$13.17
Granted	187,000	5.92
Exercised	(16,641)	3.86
Canceled	(363,422)	15.73
Outstanding at September 30, 2006	5,275,079	$12.77

Options exercisable at September 30, 2006	3,516,697	$15.07

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $28,000.

For the three and nine months ended September 30, 2006, the Company recorded $1,029,000 and $3,530,000, respectively, of expense for employee options as a result of SFAS 123R. Since the Company adopted SFAS 123R in the first quarter of 2006, no expense for such options was recorded for the same periods in 2005. Since the Company currently maintains a full valuation allowance, no tax benefits have been recorded, and there was no effect on the cash flow statement related to tax benefits associated with share-based payments.

The weighted-average fair value of options granted to employees in the nine months ended September 30, 2006 and 2005 was $4.09 and $4.46, respectively, using the Black-Scholes method with the following weighted average assumptions:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Expected life	5.1-6.5 years	5.0 years
Risk-free interest rate	4.8%	3.8%-4.2%
Volatility	75%-77%	77%-81%
Expected dividend yield	0%	0%

The following table presents weighted average price and life information about significant option groups outstanding at September 30, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Less than $4.99	405,090	4.4	$3.97	295,628	$4.00
$5.00 - $7.49	690,530	8.3	6.62	293,738	6.53
$7.50 - $9.99	1,919,167	5.8	8.87	714,191	9.14
$10.00 - $14.99	450,839	2.2	13.03	440,439	13.08
$15.00 - $19.99	1,376,323	3.0	18.21	1,339,571	18.23
$20.00 - $24.99	125,450	2.7	21.44	125,450	21.44
$25.00 - $29.99	44,850	2.6	27.74	44,850	27.74
$30.00 - $34.99	30,750	2.9	32.34	30,750	32.34
$35.00 - $39.99	232,080	3.5	35.65	232,080	35.65
	5,275,079	4.7	$12.77	3,516,697	$15.07

As of September 30, 2006, the aggregate intrinsic value of all in-the-money options outstanding was $1,325,000. The total weighted average remaining contractual life of exercisable options outstanding was 3.6 years, with an aggregate intrinsic value of $902,000.  The compensation cost related to unvested options at September 30, 2006 to be recognized in the future is approximately $3,897,000. The unvested options have a weighted average life of 1.05 years at September 30, 2006.

Restricted Stock

The following table presents the restricted stock activity under the Company’s stock compensation plans for the nine months ended September 30, 2006:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	190,000	$13.26
Granted	-	-
Vested	(120,000)	16.05
Cancelled	-	-
Outstanding at September 30, 2006	70,000	$8.47

The total fair value of restricted stock vested during the nine months ended September 30, 2006 was $708,000.

As of September 30, 2006, the total compensation cost related to nonvested restricted stock not yet recognized in the financial statements was approximately $138,000, and the weighted average period over which such cost is expected to be recognized is 0.9 years.

Non-Cash Stock Compensation Expense

The composition of non-cash stock compensation expense for the three and nine month periods ended September 30, 2006 and 2005 is summarized as follows (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Restricted stock	$79	$207	$345	$782
Options granted to consultants	-	-	39	122
FAS 123R expense	1,029	-	3,530	-
Total non-cash stock compensation expense	$1,108	$207	$3,914	$904

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

Options and unvested restricted stock outstanding as of September 30, 2006 and 2005 of 5,345,079 and 5,752,116, respectively, represented all potentially dilutive securities that were excluded for the calculation of diluted loss per share.

(7) COMMITMENTS AND CONTINGENCIES
In the second quarter of 2004, the Company was informed that the Connecticut Department of Environmental Protection (“DEP”) is considering taking action against the Company as a result of incidents where the Company’s wastewater monitoring systems indicated that the wastewater pH limits of the Company’s wastewater discharge permit had been exceeded. However, no formal communication has been received from the DEP as of the date of this filing. The actions the DEP could take include, but are not limited to, fines, penalties, remedial action and future additional monitoring activities. At this time, the Company does not have enough information to enable it to estimate the cost, if any, of the DEP’s potential actions and, accordingly, no amounts have been recorded in the accompanying financial statements for this matter. The Company is not aware of any negative environmental impacts resulting from these incidents and continues to carefully monitor and upgrade its wastewater neutralization systems in an effort to prevent any future incidents and maintain compliance with state regulations.

(8) LEGAL PROCEEDINGS
In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints, and the cases of Neurogen and the other plaintiffs are scheduled for a trial in February 2007.

(9) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”   The Statement permits fair value remeasurement for any hybrid financial instrument.   The standard is effective for all financial instruments acquired after the beginning of the entity’s first fiscal year that begins after September 15, 2006, but the Company does not believe that its adoption in the first quarter of 2007 will have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In addition to providing guidance for the accounting of servicing assets and servicing liabilities, the Statement also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights without calling into question the treatment of other available-for-sale securities. The standard is effective after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that its adoption in the first quarter of 2007 will have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact this interpretation will have on our consolidated financial statements. For our Company, this interpretation will be effective beginning January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not believe that its adoption in the first quarter of 2008 will have a material impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company does not believe that its adoption for the full year ending December 31, 2006 will have a material impact on the Company’s financial statements.

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

During the first nine months of 2006, the Company incurred significant expenses in conducting clinical trials and other development activities, such as formulation testing and toxicology studies for NG2-73, the Company’s lead compound for insomnia. NG2-73, currently in Phase II testing, is the Company’s most advanced drug candidate. If NG2-73 continues to progress in further Phase II and Phase III studies without the Company partnering the program, clinical trial and other development expenses related to NG2-73 will continue to increase. Development costs for the insomnia program, as well as costs for the Company’s other unpartnered programs, may continue to increase in the remainder of 2006. The actual amount of these development expenses will derive from the level of development activities being conducted, and the level of these activities is contingent on the results of ongoing studies. Research and development expenses accounted for 82% of total expenses in the nine month period ended September 30, 2006 compared to 79% for the same period ended September 30, 2005.

Collaborative agreements have been and are expected to continue to be a source of funding for the Company. Such arrangements not only drive current revenue (through the recognition of upfront and subsequent license fees, research funding and potential milestone payments), but over the longer term these arrangements may have a significant impact on potential future product revenue and earnings in the form of royalties if the collaborations result in successful drug development and commercialization. The initiation, expiration and specific terms of such agreements have contributed to, and will continue to cause, significant fluctuations in the Company’s recognized revenues and losses. The Company will continue to seek earlier stage partnerships for some research and development programs, while it selectively retains the rights to other drug programs to more advanced stages before pursuing partnership arrangements. The decision of whether and when to partner a program is based on an analysis of the expected amount of immediate versus long term return that could be extracted at each stage of development, development risk and the resources required to complete each development stage.

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

Three Months Ended September 30, 2006 and 2005

The Company’s operating revenues for the three months ended September 30, 2006 were $2.1 million as compared to $2.0 million for the same period in 2005. The $0.1 million increase was due to a $0.2 million increase in license fee revenue offset by a $0.1 million decrease in research revenue. The decrease of $0.1 million in research revenue resulted from a $0.4 million scheduled decrease in the 2006 quarterly research funding level per the Merck Agreement (see Research Collaborations section below) offset by the recognition of $0.3 million for research funding, which was received and unearned at the end of 2005. The $0.2 million license fee increase was due to the recognition of additional revenue related to the second anniversary license fee payment of $2.5 million received in December 2005. This second anniversary payment is being recognized as revenue over the remaining expected term of the research collaboration.

Research and development expenses for the three months ended September 30, 2006, were $11.6 million compared to $10.4 million for the same period in 2005. The $1.2 million or 12% increase was due to a $1.0 million increase in salaries and benefits expense, which included a $0.6 million increase in non-cash stock compensation expense associated with the adoption of SFAS 123R, and a net increase of $0.2 million in preclinical and clinical development costs. The three months ended September 30, 2006 included higher outsourced preclinical costs such as toxicology studies, chemical manufacturing and formulation for the Company’s obesity (MCH) and depression/anxiety (CRF) programs compared to the same quarter in 2005. This increase offset lower nonclinical and clinical costs for the insomnia program.

The Company expenses all research and development costs as incurred. While the Company maintains a system to record the level of staff time spent on each of its research and development projects, it does not maintain a historical cost accounting system with sufficient accuracy to reliably estimate its research and development costs on a specific project-by-project basis. A significant portion of the Company’s research and development expenses (such as laboratory supplies, travel, information systems, services and facilities costs) benefit multiple projects and are not individually tracked to a specific project. Further, the Company’s staff timekeeping system does not account for differences in compensation costs between lower level technicians and more senior scientists.

General and administrative expenses for the three months ended September 30, 2006 were $2.6 million compared to $2.3 million for the same period in 2005. The $0.3 million or 15% increase in expenses was due primarily to a $0.3 million increase in non-cash stock compensation expense associated with the adoption of SFAS 123R.

Other income, net of interest expense, was $0.6 million for the three months ended September 30, 2006 compared to $0.8 million for the same period in 2005. The $0.2 million or 25% decrease in 2006 was due to a decrease in investment income resulting from a lower investment balance.

The Company recognized a net loss of $10.9 million for the three months ended September 30, 2006 compared to $9.5 million for the same period in 2005. The $1.3 million increase in net loss was a result of the increase in research and development and general and administrative expenses discussed above.

Nine Months Ended September 30, 2006 and 2005

The Company’s operating revenues for the nine months ended September 30, 2006 were $7.7 million compared to $5.9 million for the same period in 2005. The $1.8 million net increase was due to the recognition of $2.0 million in revenues related to the achievement of a clinical milestone in February 2006 under the Merck agreement, an increase of license fee revenue of $0.6 million due to the recognition of additional revenue related to the second anniversary license fee payment of $2.5 million received in December 2005 and a $0.8 million decrease in research revenue from quarterly research funding under the Merck agreement. This $0.8 million decrease in research revenue consisted of $0.3 million in revenue recognized for research funding received and unearned at the end of 2005 offset by a $1.1 million scheduled decrease in the 2006 quarterly research funding level per the Merck Agreement (see Research Collaborations section below).

Research and development expenses for the nine months ended September 30, 2006 were $39.2 million compared to $27.9 million for the same period in 2005. The $11.3 million, or 41%, increase was primarily due to increased development costs for the Company’s insomnia program, including NG2-73, which is currently in Phase II clinical trials, and the preclinical development of candidates in Neurogen’s obesity (MCH) and depression/anxiety (CRF) programs.

Outsourced expenses for the Company’s insomnia program increased by $4.0 million during the nine months ended September 30, 2006 compared to the same period in 2005. Preclinical outsourced development expenses in the company’s obesity (MCH) and depression/anxiety (CRF) programs, such as chemical manufacturing, formulations, toxicology studies and consulting expenses, increased by $4.3 million. The level of preclinical spending from period to period fluctuates based on the entry of compounds into preclinical development and the number and stage of development of compounds that successfully progress in development.

Salaries and benefits expense for research and development staff increased by $3.1 million to $16.3 million during the nine months ended September 30, 2006 compared to the same period in 2005, due to an increase of $1.0 million in wages and bonuses and an increase of $2.1 million in non-cash stock compensation expense primarily associated with the adoption of SFAS 123R. Costs for general laboratory and computer supplies decreased by $0.4 million during the nine months ended September 30, 2006, compared to the same period in 2005.

General and administrative expenses for the nine months ended September 30, 2006 were $8.8 million compared to $7.2 million for the same period in 2005. The $1.6 million increase in expenses was due primarily to an increase in salaries and benefits expenses of $1.4 million, which included non-cash compensation expense of $0.9 million associated with the adoption of SFAS 123R, and higher patent expenses of $0.5 million. These increases were offset, in part, by decreases of $0.4 million in legal, audit and consulting expenses.

Other income, net of interest expense, was $1.9 million for the nine months ended September 30, 2006 compared to $2.4 million for the same period in 2005. The $0.5 million or 20% decrease in 2006 was primarily due to a decrease in investment income resulting from a lower investment balance in the Company’s portfolio.

The Company recognized a net loss of $37.8 million for the nine months ended September 30, 2006 compared to $26.5 million for the same period in 2005. The $11.3 million increase in net loss was due to the increase in research and development and general and administrative expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At September 30, 2006 and December 31, 2005, cash, cash equivalents and marketable securities in the aggregate were $79 million and $115.4 million, respectively. A total amount of $33.7 million of the marketable securities at September 30, 2006, had maturities beyond one year. However, the Company can and may liquidate such investments prior to maturity to meet its operating, strategic and/or investment objectives. The Company’s combined cash and other short-term investments decreased in the first nine months of 2006 due to funding of operating expenses and payments on outstanding loans (described below), partially offset by the receipt of a $2.0 million milestone payment from the Merck Agreement (discussed below).

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

Evaluation of Investments for Other-Than-Temporary Impairment

In accordance with FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company reviewed its marketable securities portfolio, which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt obligations, for potential other-than-temporary impairment. Gross unrealized losses related to the Company’s investments totaled $1.1 million (on aggregate fair value of $62.3 million for all investments in unrealized loss positions) as of September 30, 2006. Out of a total of 40 marketable securities held at September 30, 2006, 39 securities with a market value of $62.3 million have been in a continuous loss position for twelve months or more, and the related unrealized loss was $1.1 million. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality.

The Company believes it has the ability and intends to hold investments that mature in the next twelve months until maturity and thereby recover the fair market value. Unrealized losses related to securities that mature beyond the next twelve months, and that have been in a continuous unrealized loss position for twelve months or more, amounted to $0.8 million, or 2.4%, of the total market value of such marketable securities as of September 30, 2006. The Company has not recorded any losses for other-than-temporary impairment at this time; however, if interest rates rise and such unrealized losses become more significant, the Company may record impairment losses. In evaluating the unrealized losses, the Company considered the nature of the investments, current credit ratings, maturity dates and the Company’s projected cash requirements.

Debt Arrangements

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. (“CII”). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years. Interest rates on these loans ranged from 5.0% to 7.9% in 2005 and 2006. Of the amounts borrowed, $7.0 million and $3.8 million remained outstanding as of September 30, 2006 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.5 million is due and payable in each of the next five years. Thereafter, the remaining aggregate balance of approximately $3.3 million is payable in regular installments until the scheduled maturity dates including a balloon payment of $1.0 million on the mortgage loan that is due upon maturity in December 2011. The Company made $1.1 million in principal repayments on outstanding loans during each of the nine month periods ended September 30, 2006 and 2005.

As of September 30, 2006, Neurogen does not have any significant lease or capital expenditure commitments.

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

The Company may from time to time, as warranted by its operating and strategic requirements, augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. The Company filed an S-3 registration statement, which became effective in February 2003, under which the Company may issue debt, common or preferred stock or warrants of up to $75.0 million in total financing. To date, the Company has issued $15.0 million in common stock pursuant to this S-3 registration statement. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

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

To the extent that drug candidates progress in the Company’s currently unpartnered programs, such as its proprietary insomnia program, its program for the treatment of depression and anxiety, its program to treat obesity, or earlier stage programs, such progress could lead to the opportunity to partner on terms that provide capital, revenues and cash flows to the Company or the opportunity to raise capital through equity offerings. If unpartnered programs do not progress or do not progress on schedule, such opportunities could be delayed or may not materialize at all.

To the extent that drug candidates progress in the Company’s partnered programs, such as the Company’s VR1 program partnered with Merck, such progress could result in milestone payments and additional research and development funding to the Company under the respective collaboration agreements. Such progress could also provide the opportunity to raise capital through equity offerings. If partnered programs do not progress or do not progress on schedule, such opportunities could be delayed or may not materialize at all. The Company generally does not have control over the progress of partnered programs.

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

Neurogen anticipates that its current cash and marketable securities amounts, as supplemented by research funding and annual license payments pursuant to its collaborative research agreement with Merck, will be sufficient to fund its current and planned operations into at least the fourth quarter of 2007. However, Neurogen’s funding requirements may change and will depend upon numerous factors, including but not limited to: the progress of the Company’s research and development programs; the timing and results of preclinical testing and clinical studies; the timing of regulatory approvals; determinations as to the commercial potential of its proposed products; the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. Many of these factors could significantly increase the Company’s expenses and use of cash.

Tax Benefits

As of December 31, 2005, the Company had approximately $157.0 million of net operating loss carryforwards and $10.9 million of research and development credit carryforwards available for federal income tax purposes, which expire in the years 2006 through 2025.  When the Company filed its 2005 federal tax return in September 2006 it capitalized research and development expenditures for federal tax purposes of $38.5 million, which reduced its federal net operating loss carryover. The Company also had approximately $154.7 million in Connecticut state tax net operating loss carryforwards, which expire in the years 2020 through 2025, and $6.3 million of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period. The Company has provided a valuation allowance for the full amount of its net deferred tax asset.

Connecticut tax law allows certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryforward of these credits into future tax years. In 2006 and 2005, the Company received $0.6 million and $0.3 million from the State of Connecticut for the exchange of the 2004, 2003 and 2000 research and development credits.

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

RESEARCH COLLABORATIONS

Merck
In December 2003, Neurogen entered into a collaboration agreement with Merck to research, develop, and commercialize small molecule medicines, which work by targeting the vanilloid receptor (“VR1”), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Merck Agreement, the Company received a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15.0 million. Merck has agreed, among other things, to fund a specified level of discovery and research resources for three years and to pay additional license fees (totaling $7.0 million) on the first three anniversary dates of the collaboration. Under the Merck Agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

The agreement provided Merck the option to extend the discovery and research effort for up to an additional two years. On September 29, 2006, Neurogen and Merck agreed by amending the Research Collaboration and License Agreement to extend the research program component of their VR1 collaboration for one year to December 29, 2007. This extension is subject to the parties’ agreement on a joint research plan for the extension period. Neurogen expects the companies will conclude the research program once a sufficient number of candidates have been advanced. Under the amended collaboration agreement, Merck has the option to end the research program component of the collaboration by providing 90 days advance written notice to Neurogen. No other changes were made to the terms of the original agreement. Merck had not exercised the right to terminate as of the date of this filing. Merck retains the option to extend the discovery and research effort for up to an additional year beyond December 29, 2007.

As of September 30, 2006, the Company has received $10.5 million of research funding from Merck, and, two $2.5 million license payments on the first and second anniversary dates of the collaboration in December 2004 and 2005. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. Milestones received to date include a preclinical milestone of $3.0 million in the second quarter of 2004, a clinical milestone of $2.0 million received in the first quarter of 2006 and a second clinical milestone of $3.0 million received in late October 2006. All milestones have been recognized as revenue in the period received.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS No. 123R”), using the modified prospective application transition method (“MPA”) and began recognizing compensation expense for the estimated fair value of all share-based payment awards. Under MPA, the Company valued and expensed new awards granted after December 31, 2005, based on their grant date fair values. Awards that were granted prior to December 31, 2005 but that vested after December 31, 2005 were expensed utilizing the pro forma expense previously calculated under SFAS No. 123. As of September 30, 2006, no liability awards have been granted.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”   The Statement permits fair value remeasurement for any hybrid financial instrument.   The standard is effective for all financial instruments acquired after the beginning of the entity’s first fiscal year that begins after September 15, 2006, but the Company does not believe that its adoption in the first quarter of 2007 will have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In addition to providing guidance for the accounting of servicing assets and servicing liabilities, the Statement also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights without calling into question the treatment of other available-for-sale securities. The standard is effective after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that its adoption in the first quarter of 2007 will have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact this interpretation will have on our consolidated financial statements. For our Company, this interpretation will be effective beginning January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not believe that its adoption in the first quarter of 2008 will have a material impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company does not believe that its adoption for the full year ending December 31, 2006 will have a material impact on the Company’s financial statements.

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company’s confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company’s expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are “forward looking statements” within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company’s drug candidates, the failure to attract or retain key personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates which could slow or prevent product development efforts, competition within the Company’s anticipated product markets, the Company’s dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company’s business, risk that patents and confidentiality agreements will not adequately protect the Company’s intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company’s products, and other risks detailed in the Company’s Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 2005, each of which could adversely affect the Company’s business and the accuracy of the forward-looking statements contained herein. New material changes in risk factors since the Annual Report on Form 10-K for the year ended December 31, 2005 are discussed further in Part II, Item 1A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company's investment portfolio includes investment grade debt instruments. These securities are subject to interest rate risk and could decline in value if interest rates rise. Increasing interest rates have led to a decline in market values of fixed-rate investments held as of September 30, 2006. The Company considers such impairment as temporary because of its ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

Fair value of investments with expected maturities in the following years (in thousands):

	2006	2007	2008	2009	Total
Fixed Rate Investments	$10,258	$23,224	$22,019	$6,785	$62,286
Weighted Average Interest	3.4%	3.6%	4.0%	4.0%	3.7%

Capital market risk. The Company currently has no product revenues and is dependent on funds raised through other sources. One source of funding is through collaborative partnerships with large pharmaceutical companies, which sometimes include an equity purchase by Neurogen’s partner. Another source of funding is further equity offerings to financial investors. The ability of the Company to raise funds in both of these cases, and the desirability of raising such funds, is dependent upon capital market forces affecting the stock price of the Company. These market forces, which fluctuate widely and frequently in the biotechnology capital markets, include both general market conditions and specific conditions, such as the stock performance of peer companies, rotation of funds from various market sectors, including sectors defined by market capitalization, stage of development or therapeutic focus and the activities of large holders of individual stocks. Because a significant majority of Neurogen’s stock is held by only a few institutions and the average trading volume of the stock is relatively low, changes in general or specific market conditions can significantly impact the stock price of the Company.

Due to the recently enacted Pension Protection Act (the “PPA”) of 2006, on January 2, 2007 approximately 200,000 shares of Neurogen stock held in the Neurogen Corporation 401(k) Retirement Plan (the “Plan”) deposited into the Plan as company matching contributions will become available for trading by participants in the Plan. If Plan participants choose to transfer their matched stock into other investment options within the Plan, some or all of these shares may then be sold by the Plan on the Nasdaq Stock Market. Prior to the implementation of the PPA a participant in the Plan was not allowed to trade his or her matched stock until the participant terminated employment and withdrew his or her plan balance.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Operating Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Operating Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints, and the cases of Neurogen and the other plaintiffs are scheduled for a trial in February 2007. The Company has fully reserved any assets related to this matter

ITEM 1A. RISK FACTORS

There have been no material changes for the third quarter ended September 30, 2006 from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable for the third quarter ended September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable for the third quarter ended September 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable for the third quarter ended September 30, 2006.

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
Date: November 9, 2006