Form 10-K
period 2006-12-31
NEUROGEN CORP
filed 2007-03-15
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18311

NEUROGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2845714 (I.R.S. Employer Identification No.)

35 Northeast Industrial Road Branford, Connecticut (Address of principal executive offices)	06405 (Zip Code)
(203) 488-8201
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock, par value $.025 per share		The NASDAQ Stock Market LLC
(the “Common Stock”)

Securities registered pursuant to Section 12(g) of the Act:
None

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

The approximate aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $104,000,000, based on the closing price of a share of Common Stock as reported on the NASDAQ National Market on June 30, 2006, which is the last business day of the registrant's most recently completed second fiscal quarter. In determining the market value of non-affiliate voting stock, shares of Common Stock beneficially owned by officers and directors and possible affiliates have been excluded from the computation. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any person as to the status of such person.

As of March 7, 2007, the registrant had 41,807,262 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Neurogen Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2007, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

NEUROGEN CORPORATION
ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2006

TABLE OF CONTENTS

PAGE
PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	65

SIGNATURES

EXHIBIT INDEX

PART I

ITEM 1. BUSINESS

Overview

Neurogen Corporation (NASDAQ: NRGN) ("Neurogen" or the "Company"), incorporated under the laws of the State of Delaware in 1987, is a drug discovery and development company focusing on new small molecule drugs to improve the lives of patients suffering from disorders with significant unmet medical need including insomnia, obesity, pain, Parkinson’s disease, Restless Legs Syndrome (RLS), and depression/anxiety.

Neurogen has generated a portfolio of promising new drug programs through its fully integrated drug discovery and development processes, focusing on the target families of G-protein coupled receptors (GPCRs) and ligand gated ion channels, the targets associated with a significant percentage (industry estimates range between 40-60%) of approved drugs. The Company's drug discovery platform and its expertise in cellular functional assays enhance the ability to rapidly and cost-effectively identify small molecule drug candidates. Small molecule drugs typically are suitable for oral administration as a pill, while large molecule drugs typically are administered by injection. Neurogen’s clinical development capabilities enable the Company to conduct its own drug testing in humans. Neurogen conducts these research and development activities independently and, when advantageous, collaborates with leading pharmaceutical companies to obtain additional resources and to access complementary expertise.

Neurogen has applied its drug discovery and development platform across a number of GPCR and ion channel disease-related targets and employs a strategy designed to efficiently discover multiple drug candidates for each target. Throughout the pharmaceutical industry, a small minority of all drug candidates successfully overcomes all of the development obstacles on the way to commercialization. Industry sources indicate the failure of drugs that enter human testing is between 80% and 90%. Failure rates are thought to be even higher when working on newer, invalidated targets where there is the potential to develop a drug that is the first in a new class of drugs. Because of this very high attrition rate, Neurogen believes that its ability to rapidly and systematically produce multiple drug candidates in its portfolio of drug programs represents a competitive advantage. In addition, when planning the development risk profile of its drug candidate portfolio, the Company is not limited to the availability of in-house drug candidates and may, at times, in-license compounds from other pharmaceutical firms with appropriate risk/reward profiles.

Neurogen's Business Strategy

Neurogen believes its key competitive advantage is based on its drug discovery platform, which is designed to rapidly discover small molecule drug candidates for medical targets representing unmet medical needs. The Company's proprietary Accelerated Intelligent Drug Discovery (AIDD™) platform enables the rapid and efficient discovery of compounds that hit potential drug targets, evaluate the utility of those targets, and optimize useful hits into new drug candidates. An example of the Company's ability to establish a leading position in an important new area of drug discovery is Neurogen's vanilloid receptor-1 ("VR1") program for the management of pain, now partnered with Merck. Neurogen's ability to rapidly discover small molecule drug candidates enabled it to quickly generate chemical compounds sufficient to evaluate the potential utility of this new target for the relief of pain and then establish a significant intellectual property position. In addition to establishing the first patent publications on high potency small molecule VR1 antagonists, Neurogen has been awarded a patent on a human VR1 receptor gene sequence, has filed broad applications encompassing highly potent chemical templates, and has patent applications pending on the general use of VR1 antagonists for the treatment of several medically important types of pain.

Neurogen's strategic goal is to bring new drugs to patients suffering from disorders with unmet medical need. Key elements of the Company's business strategy to achieve this goal follow:

•
Create a risk-balanced drug portfolio. To increase the probability of successful drug discovery and development efforts, Neurogen is pursuing drug targets representing a spectrum of development risk in central nervous system diseases, pain, inflammation, and metabolic diseases. The Company is capitalizing on its ability to rapidly and efficiently produce multiple generations of drug candidates in multiple programs through two basic approaches:

o	Pursue "fast follower" or best-in-class drug targets

Typically, for these drug targets, industry efforts have indicated some positive therapeutic benefit in human clinical trials for the biological target, but drugs currently approved or in development demonstrate sub-optimal side effect profiles, dosing regimens or routes of administration or were approved by the Food and Drug Administration (FDA) with specific labeling issues. In these programs, Neurogen’s goal is to develop drugs with more favorable properties than competing drugs.

o	Pursue "first-in-class" drug targets

Neurogen also evaluates more recently discovered drug targets, where a successful drug would represent a new therapeutic category. For these targets, typically a reasonable degree of scientific validation exists to support a role in a disease state, but the clinical utility of the target has yet to be demonstrated in humans. The Company believes these targets are generally higher in relative development risk but also represent opportunities for greater revenue potential.

•
Independently develop programs to optimal stages for partnering. Neurogen seeks to retain ownership and control of some programs - taking them further into human clinical testing - while partnering other programs at earlier stages, in order to balance the risks associated with drug discovery and seeking to maximize the value of each partnered program. Neurogen's current cash position and its drug development capabilities enable the Company to pursue a flexible business model of partnering programs when competitively and economically advantageous. When Neurogen partners programs, it seeks to collaborate with pharmaceutical leaders with a complementary set of demonstrated strengths and resources.

Research: Neurogen's Drug Discovery Platform

Neurogen’s research expertise is a critical core competency. The Company's drug discovery platform, Accelerated Intelligent Drug Discovery (AIDD™), is versatile, scalable, and highly efficient. AIDD™ is an integrated system of hardware, software, and processes that allow scientists to improve upon the trial and error approach traditionally associated with drug discovery and development. This system incorporates proprietary artificial intelligence systems and automated robotics to aid the Company's scientists in the design, modeling, synthesis and screening of new chemical compounds. The AIDD™ system works in tandem with the Company's focused compound library. Instead of randomly generating a compound library as many other pharmaceutical and drug discovery companies have done, Neurogen has chosen to bias or "enrich" its compound library in favor of selected families of compounds which have shown previous activity against biological targets.

Also critical to Neurogen's drug discovery and development capabilities is the Company's biological expertise. Neurogen believes that its expertise in receptor biology is a competitive advantage and utilizes this expertise in the design and construction of functional screening assays to capitalize on medical targets. Functional assays measure activity within a cell and provide more information than the more commonly utilized binding assays. For example, functional assays indicate whether the compound being screened is an agonist or an antagonist, which reduces the complexity of tasks for chemists and provides guidance for developing structure-activity relationships, that is an understanding of which changes to a chemical structure are associated with increasing or decreasing biological activity.

Neurogen Drug Development Programs

The Company currently has five programs in Phase 1 or Phase 2 clinical development but does not expect to have any products resulting from its research efforts commercially available for a number of years, if at all. In addition to the programs currently in human testing, Neurogen has several drug development programs with compounds in various stages of research testing and preclinical development. All of the Company's compounds currently being pursued will require significant additional testing before they can be commercialized. Neurogen cannot accurately predict the time required or the cost involved in commercializing any new drug.

In addition, developing new drugs is a high risk process, and unanticipated developments such as clinical or regulatory delays, unexpected side effects or undesirable drug properties in test patients, or lack of efficacy would slow or prevent the development of a product. If Neurogen is unable to commercialize any drug products, the Company will never achieve product revenues and may eventually be unable to continue operating. This result would cause investors to lose all or a substantial portion of their investment.

Neurogen's clinical drug development programs are highlighted in the table below and described in detail following the table. In addition, Neurogen expends significant research and development resources on earlier stage drug discovery programs and in investigating disease mechanisms of interest in order to identify new program opportunities. Examples include a program in preclinical development for depression/anxiety targeting receptors for corticotrophin releasing factor -1 ("CRF1"), and research programs in pain, inflammation, and sleep disorders.

Clinical Development Programs

Indication	Mechanism	Compound	Development Status	Commercial Rights
Insomnia	GABAA partial agonist	NG2-73	Phase 2	Neurogen
Pain	VR1 antagonist	NGD-8243/MK2295	Phase 2	Merck (Neurogen Royalty)
Parkinson’s disease	D2 partial agonist	Aplindore	Phase 1-2*	Neurogen
Restless Legs Syndrome	D2 partial agonist	Aplindore	Phase 1-2*	Neurogen
Obesity	MCH antagonist	NGD-4715	Phase 1	Neurogen
* Aplindore has completed single and multiple ascending dose Phase 1 studies and is scheduled to enter Phase 2 proof-of-concept studies later in 2007.

Insomnia Program
GABA partial agonist: NG2-73

Medical Need. Recent studies indicate that as many as 70 million people in the United States experience chronic insomnia or intermittent sleep disorders. The National Sleep Foundation’s 2005 Sleep in America poll found that 75% of respondents had at least one symptom of a sleep problem a few nights a week or more within the past year. Symptoms of a sleep problem were defined as: having difficulty falling asleep, waking a lot during the night, waking up too early and not being able to get back to sleep, waking up feeling unrefreshed, snoring, unpleasant feelings in the legs, and/or experiencing pauses in breathing. This continued an upward trend in the prevalence of sleep problems: in 1999, 62% had at least one symptom, 69% in 2001, and 74% in 2002. Based upon market research that the Company has performed through third parties, Neurogen believes that most physicians, both primary care practitioners and psychiatrists, are only moderately pleased with current therapeutic alternatives (source: AlphaDetail Insomnia ATU, February 2007) so that the development of new insomnia drugs with improved profiles is welcomed by clinicians—and numerous pharmaceutical companies are in clinical trials with drug candidates. Even given the lack of satisfaction with existing therapies, U.S. sales of insomnia drugs for 2006 were $3.7 billion (source: IMS).

Mechanism of Action. While currently marketed drugs to treat sleep disorders, known as hypnotics, help many insomnia patients, they may lack sufficient efficacy and/or also cause numerous side effects, including "hangovers," rebound insomnia or short-term memory loss. Neurogen is developing drugs to treat insomnia, which selectively modulate certain receptor subtypes of the gamma-aminobutyric acid ("GABA") neurotransmitter system, an area in which Neurogen has conducted research since its founding.

Neurogen's lead insomnia compound, NG2-73, is a partial agonist, preferential for the alpha-3 receptor subtype of the GABAA neurotransmitter system. The Company believes the mechanism of NG2-73 offers the opportunity for an improved side effect profile compared to currently marketed insomnia medications, as well as those currently in active development. Preclinical animal studies suggest that the specific GABA receptor profile of NG2-73 may provide the benefit of sleep with a reduction in side effects associated with earlier generation GABA hypnotic agents, which are typically full agonists. In vitro laboratory tests (experiments conducted in cells) with NG2-73 showed increased activity at the alpha-3 receptor subunit, which the Company believes promotes sleep-inducing hypnotic effects, and reduced activity at other GABA subtypes which Neurogen believes are more likely to cause unwelcome side effects such as impaired learning and memory, ataxia (an inability to coordinate voluntary muscle movements), and interaction with alcohol. As a partial agonist, NG2-73 caps activity at the alpha-3 receptor subunit and may afford an improved profile for tolerance and abuse.

Although there is significant opportunity for improving patient satisfaction, the GABA mechanism has been proven to induce sleep in very large patient populations. The mechanisms of some insomnia drugs in development, e.g. histamine antagonists, melatonin agonists and serotonin agonists are being tested in tightly controlled clinical trials and their broad-based efficacy and side effect profiles remain to be tested in clinical practice.

Commercial Rights. NG2-73 was discovered at Neurogen and the Company owns all commercial rights to its current insomnia program.

Clinical Development Status.
Transient Insomnia Phase 2 Results
In May 2006, Neurogen announced top-line results of a Phase 2 human study in transient insomnia for the Company’s internally discovered drug candidate for insomnia, NG2-73. The primary endpoint of the study measured the efficacy of NG2-73 in reducing time to onset of persistent sleep in a well established clinical model of transient insomnia in healthy adults. In this multi-center, 369 subject study, NG2-73 was shown to significantly reduce time to onset of persistent sleep versus placebo at all doses tested.

Study Results
In top-line results, NG2-73 demonstrated statistically significant improvement over placebo (overall p<0.0001) for reducing the time to sleep onset, or Latency to Persistent Sleep (LPS) at all doses tested.

The following table shows mean LPS in minutes from the study:

		placebo (n=74)	1 mg (n=73)	3 mg (n=69)	10 mg (n=72)	20 mg (n=71)

●	LPS	30.8	17.8	10.6	7.8	6.6
●	p value		<0.01	<0.001	<0.001	<0.001
●	percent improvement		42%	65%	75%	79%
	relative to placebo

In this study NG2-73 was well-tolerated at all doses, with no drug-related serious adverse events or drug-related premature subject withdrawals.

Study Design
The Phase 2 clinical trial was a randomized, double-blind, placebo-controlled study, designed to determine the efficacy of four dose levels (1, 3, 10 and 20 mg) of NG2-73 compared to placebo in reducing the time it takes to fall asleep as defined by LPS. Dose selection was made on the basis of a prior Phase 1 pharmacokinetic/pharmacodynamic (PK/PD) trial which studied a range of doses of NG2-73 against placebo and Ambien®, as an active comparator.

In this Phase 2 study, LPS was measured in a single-night, validated model of transient insomnia. The exposure response relationship for NG2-73 was examined using PK/PD modeling. The study was conducted at 11 sites in the United States. Healthy adult subjects were enrolled in five treatment arms totaling 369 subjects.

Chronic Insomnia Phase 2 Clinical Trials Initiation
Primary endpoint: sleep onset In October 2006 Neurogen commenced a Phase 2 clinical trial in chronic insomnia patients with NG2-73. This Phase 2 clinical trial is a randomized, double-blind, placebo-controlled, multi-center, parallel group study designed to determine the efficacy and safety of five different dose and formulation profiles of NG2-73 compared to placebo. The primary endpoint will be the time it takes to fall asleep as defined by Latency to Persistent Sleep (LPS). Sleep maintenance will be explored in several secondary endpoints. At least 240 chronic insomniacs, aged up to 64 years, are expected to receive study drug or placebo for 14 days. Polysomnography will be used to measure various sleep parameters.

The study will test doses and formulations of NG2-73 which are expected to span the therapeutic range. Doses to be tested include sustained release formulations. The exposure/response relationships will also be examined and pharmacokinetic/pharmacodynamic (PK/PD) modeling will be utilized to facilitate dose and formulation optimization in future studies.

Primary endpoint: sleep maintenance In December 2006, Neurogen announced it had commenced another Phase 2 clinical trial in chronic insomnia patients with the Company’s insomnia agent, NG2-73. The study will measure sleep maintenance, as well as onset, across a range of doses and formulations.

This Phase 2 clinical trial is a randomized, double-blind, placebo-controlled, multi-center, cross-over study designed to determine the efficacy and safety of eight different dose and formulation profiles of NG2-73 compared to placebo. The primary endpoint will be wake after sleep onset (WASO). In addition, sleep onset, as measured by latency to persistent sleep (LPS) and additional measures of sleep maintenance will be explored in several secondary endpoints. At least 36 patients with chronic insomnia, aged up to 64 years, are expected to participate in the study. Each patient will be randomly assigned to a treatment sequence of study drug and placebo. Polysomnography will be used to objectively measure various sleep parameters.

The study will test doses and sustained release formulations of NG2-73, which are expected to span the projected therapeutic range. The exposure/response relationships will also be examined and pharmacokinetic/pharmacodynamic (PK/PD) modeling will be utilized to facilitate dose and formulation optimization.

Formulation Development
Neurogen’s goal is to take advantage of the physical-chemical properties of NG2-73 to develop a form of the drug which will help patients get to sleep quickly, keep them asleep throughout the night and then be at low blood levels the next morning. Relative to most GABA-based drugs, NG2-73 is highly water soluble, enabling the drug to be absorbed quickly into the bloodstream. The Company believes this characteristic is largely responsible for the rapid onset of sleep observed in studies to date. NG2-73 has a half-life (the time it takes for blood levels of a drug to drop by 50 percent) of approximately 1.3 hours. In order to maintain the blood levels required to keep the broadest possible sector of insomniac patients asleep throughout the night, Neurogen, working through third-party vendors, has developed a sustained release form of NG2-73 which it is testing in the ongoing Phase 2 studies described above. In these studies, the Company is testing various doses of a normal release form of the drug, sustained release forms of the drug and several combinations of normal and sustained release forms dosed simultaneously. Neurogen will assess data from these studies in order to establish the optimal blood levels for inducing sleep onset and maintaining sleep while minimizing or eliminating next-day effects. The Company will also evaluate the specific doses and drug forms tested in these studies to determine which, if any, produce the blood levels required to induce and maintain sleep while avoiding next-day effects. If no dose or form tested in the ongoing studies produces the desired effects, additional studies may be required to explore other doses or forms or combinations prior to commencing Phase 3 pivotal studies, if the results of the ongoing studies continue to support development of the compound.

Phase 1 Results Summary
During 2005, Neurogen announced results from a first-in-human, single ascending dose study and a multiple ascending dose study for NG2-73. In both of these Phase 1 trials, the compound was well-tolerated with no serious adverse events.

The Company also performed a Phase 1 PK/PD study in which it compared various doses of NG2-73 to placebo and the active comparator Ambien®. In this study, subjects received during the day one of several doses of NG2-73, a 10 milligram dose of Ambien (the highest prescribed dose) or placebo. Subjects were then evaluated to determine their level of sedation and for other pharmacodynamic effects. The results of the study suggest that a 3.6 milligram dose of NG2-73 would be equivalent to a 10 milligram dose of Ambien®. NG2-73 was well-tolerated with no serious adverse events in this study. Data from the PK/PD study was used to select the doses studied in the Phase 2 transient insomnia study described above.

Pain Management Program
VR1 receptor antagonist: NGD-8243/MK 2295

Medical Need. More than one-quarter of Americans age 20 years and over, or an estimated 76 million people in the United States, report that they have had a problem with pain of any sort that persisted for more than 24 hours. In a survey conducted during 2006 of chronic pain sufferers, more than 50% of respondents felt they had little or no control over their pain and more than 75% strongly agreed that new options are needed to treat their pain. Not only does such pain adversely affect physical and psychological well being, it also costs society in lost productivity, health care expenditures, and disability compensation. The annual cost of chronic pain the United States, including healthcare expense, lost income, and lost productivity, is estimated to be $100 billion (paragraph source: American Pain Foundation).

Mechanism of Action. Neurogen researchers believe that a drug that blocks the vanilloid receptor-1 (VR1), noiciceptive (peripheral) primary sensory neurons that transmit pain signals to the central nervous system for the perception of pain, could benefit patients suffering from various types of inflammatory and other pain states. Studies which model inflammatory pain in genetically altered mice lacking the VR1 receptor indicate a role of VR1 in the sensation of noxious heat as well as thermal hyperalgesia (heightened sensitivity to heat-induced pain).  VR1 receptors are also found in the bladder and lungs, such that VR1 antagonists may have utility in urinary incontinence and cough.

Commercial Rights. Neurogen has established a significant intellectual property position on this new target for the relief of pain. In addition to establishing the first patent publications on high potency small molecule VR1 antagonists, the Company has been awarded a patent on a human VR1 receptor gene sequence, has broad applications filed encompassing highly potent chemical templates, and has patent applications pending on the general use of VR1 antagonists for the treatment of several medically important types of pain.

In December 2003, Neurogen established a collaboration for VR1 research and development with Merck & Co., Inc. (described below). Under the collaboration, Neurogen and Merck combined their pre-existing VR1 programs, and Merck assumed responsibility for development and commercialization of all collaboration drug candidates. Neurogen received upfront payments and is entitled to receive additional license fees, milestone payments and royalties upon the successful development and commercialization of drugs, if any.

Clinical Development Status.
Phase 2 Proof-of-Concept
In November 2006, Neurogen announced that Merck & Co., Inc., through an affiliate, had begun a Phase 2 proof-of-concept clinical trial to study NGD-8243 (MK-2295) in a post-operative dental pain setting. The proof-of-concept trial is a randomized, double-blind, placebo controlled study, designed to determine the efficacy of NGD-8243 (MK-2295) in patients who prior to treatments had molar extractions. NGD 8243 (MK-2295) is part of the broader collaboration effort to bring promising compounds into development. Merck will determine whether the results of the ongoing proof-of-concept study support the further development of collaboration compounds, and if so, which compounds to develop.

Phase 1
In a single ascending dose Phase 1 trial, NGD-8243 (MK-2295) was potent and active at the VR1 target and generally well tolerated with no serious adverse events. This Phase 1 clinical trial conducted by Merck in Europe was a randomized, double-blind, placebo-controlled evaluation of the safety and pharmacokinetics of single ascending oral doses of NGD-8243 in healthy volunteers. Multiple ascending dose studies are ongoing.

Parkinson’s Disease and Restless Legs Syndrome (RLS)
D2 receptor partial agonist: Aplindore

Medical Need. Parkinson’s Disease
Parkinson’s disease is a brain disorder that occurs when certain nerve cells (neurons) in a part of the brain called the “substantia nigra” die or become impaired. Normally, these cells produce a vital chemical, dopamine, which allows smooth, coordinated function of the body's muscles and movement.  When approximately 80% of the dopamine-producing cells are damaged, the symptoms of Parkinson’s disease appear. The loss of dopamine production in the brain causes the primary symptoms of Parkinson’s disease. The key signs of Parkinson disease are: tremor, slowness of movement, rigidity, and difficulty with balance.

Parkinson’s disease affects both men and women in almost equal numbers.  It shows no social, ethnic, economic or geographic boundaries.  In the United States, it is estimated that 60,000 new cases are diagnosed each year, joining the 1.5 million Americans who currently have Parkinson’s disease.  While the condition usually develops after the age of 65, 15% of those diagnosed are under 50. (source: National Parkinson Foundation)

Medical Need. Restless Legs Syndrome
Restless legs syndrome (RLS) is a sensorimotor disorder characterized by a distressing urge to move the legs and sometimes other parts of the body, usually accompanied by a marked sense of discomfort or pain in the leg or other affected body part. RLS is triggered by rest or inactivity, and its symptoms are temporarily relieved by movement. It follows a circadian pattern, with symptoms most intense in the evening and nighttime hours.

According to the National Sleep Foundation’s 1998 Sleep in America poll, 25% of adults report experiencing unpleasant feelings in their legs a few nights a month or more, 15% a few nights a week or more, and 8% every night or almost every night. Of those who reported such RLS symptoms, 50% said that the leg pain kept them from getting a good night’s sleep. (source: Restless Legs Syndrome Foundation)

Mechanism of Action. Aplindore is a small molecule partial agonist for the D2 dopamine receptor. Dopamine agonists currently available for the treatment of Parkinson’s disease and RLS are full agonists at D2 receptors and require a long titration period--up to seven weeks in Parkinson’s disease and up to four weeks in RLS. Titration is the process of establishing the appropriate dose of a drug for a particular patient by increasing doses incrementally over a period of time. Currently available dopamine agonist treatments for Parkinson’s disease produce side effects in many patients that include daytime somnolence or drowsiness, dyskinesias (sudden episodes of abnormal involuntary movements), and hallucinations. While dopamine full agonists have proved effective in the treatment of RLS, many patients still suffer side effects of augmentation (a worsening of symptoms or the emergence of symptoms during the day), nausea, constipation, and hypotension. Neurogen believes that Aplindore may provide an improved side-effect profile and shorter dosing titration period in Parkinson’s disease and RLS due to partial agonism of the D2 receptor, as compared with the full agonist drugs currently in use.

Commercial Rights. Neurogen acquired worldwide rights to Aplindore for an initial license fee payment of $3.0 million, in an agreement signed November 21, 2006. Neurogen will also pay Wyeth milestone payments upon the successful achievement, if any, of clinical development and regulatory events, and royalties on worldwide sales, if any.

Clinical Development Status. Neurogen expects to commence Phase 2 trials in Parkinson’s disease and restless legs syndrome (RLS) with Aplindore during 2007, following the manufacture of clinical supplies.

Aplindore was initially developed and owned by Wyeth for schizophrenia and has been studied in six Phase 1 clinical trials involving over 100 healthy volunteers and over 100 schizophrenic patients, establishing a significant safety database. The drug demonstrated excellent brain receptor occupancy and pharmacologic activity at low doses, but proved inappropriate for the treatment of this disease at the dose range tested. Neurogen believes that at doses significantly lower than those used in the previous schizophrenia trials, Aplindore may prove to be an attractive treatment for Parkinson’s disease and RLS.

Obesity/Diabetes Program
MCH1 receptor antagonist: NGD-4715

Medical Need. Obesity is the excessive accumulation of adipose tissue to an extent that health is impaired. Obesity is usually measured using the body mass index or BMI. Data collected for government agencies indicate that the prevalence of obesity, defined as a body mass index of 30 kg/m² or more, has increased from approximately 13 percent in 1980 to 30 percent in 2000. This translates to roughly 59 million American adults. In 2004, the United States Health and Human Services agency declared obesity to be a disease, creating important changes to Medicare and health care reimbursement policy for obesity-related therapies. Industry studies indicate that obesity increases the risk of co-morbidities such as diabetes, cardiovascular diseases, and arthritis.

Mechanism of Action. Neurogen’s obesity program is focused on blocking the melanin concentrating hormone receptor-1 (MCH1). When the neuropeptide MCH binds to the receptor it stimulates food intake. Reported studies in rodents support MCH being an important mediator of caloric intake; deletion of MCH or the MCH1 receptor gene resulted in lean animals, while over-production of MCH caused increased weight gain. Neurogen scientists presented data at the North American Association for the Study of Obesity (NAASO) in November 2004, which the Company believes was the first reported finding of the utility of an MCH1 antagonist in a non-rodent species. The Company’s studies indicated that selectively blocking MCH1 was sufficient to achieve a significant reduction in food intake in a higher animal species.

Commercial Rights. NGD-4715 was discovered at Neurogen and the Company owns all commercial rights to its obesity program.

Clinical Development Status. In November 2006, Neurogen announced that it had commenced Phase 1 human testing of its leading drug candidate for treatment of obesity, NGD-4715. The Phase 1 clinical trial is a randomized, double-blind, placebo-controlled evaluation in healthy overweight and obese subjects of the safety and pharmacokinetics of single rising oral doses of NGD-4715. The study has a planned total enrollment of up to 84 male and female subjects. This single center study is being conducted in the U.S. and standard safety assessments are being made.

Neurogen Collaborations

Neurogen conducts its research and development independently and, when advantageous, collaborates with pharmaceutical companies during the drug development process to obtain additional resources and to access complementary expertise. Historically, the Company's collaboration agreements have provided funding for drug discovery and development programs as well as clinical, manufacturing, marketing, and sales expertise, together with rights to future royalties or profit sharing for successful drugs, if any, resulting from collaborative programs. These strategic alliances balance the Company's exposure to research and development risks inherent in the industry while retaining a share in the success of any future products.

The Company currently has one active collaboration relating to its VR1 program partnered with Merck. Neurogen owns the rights to all of the Company’s other active drug discovery and development programs. A summary of the material terms of the Company’s 2003 Merck Agreement, which covers the Company's VR1-based pain management program, follows.

Under the terms of the agreement:

•	Merck purchased approximately 1.8 million shares of Neurogen common stock for $15.0 million.
•	Merck paid Neurogen a $15.0 million license fee.
•	Neurogen has received to date an additional $26.9 million and is scheduled to receive an additional $2.1 million in committed research funding and license fee payments in 2007.
•
Under the collaboration, Merck funds a joint research program, including payments to Neurogen for its efforts. The primary objective of the program is to discover VR1 antagonist compounds, test them in multiple assays and advance qualified compounds, if any, into consideration for clinical development. Merck has elected to extend the research program component of the collaboration for one year beyond its original scheduled term. The research program is now scheduled to conclude on December 28, 2007, provided that Merck has the option to cancel the research program earlier by providing 90 days written notice to Neurogen. Merck has not exercised the right to terminate as of the date of this filing. Merck also has the option to extend the research program for one year beyond December 28, 2007.

•
Neurogen will receive milestone payments if specified development and regulatory objectives are achieved. The Company has received to date $8.0 million in milestone payments and is eligible to receive additional milestone payments, if additional milestones are achieved, on all VR1 compounds discovered by either company prior to or during the collaboration.

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

Patents and Proprietary Technology

Neurogen's success depends, in large part, on the Company's ability to obtain and enforce patents, maintain trade secrets and operate without infringing the intellectual property rights of third parties. Neurogen files patent applications both in the United States and in foreign countries, as the Company deems appropriate, for protection of products, processes, uses, and technology. As of December 31, 2006, Neurogen is the sole assignee of over 200 issued United States patents and numerous foreign patents.

The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is considerable uncertainty regarding the breadth of claims allowed in such cases and the degree of protection afforded under such patents. As a result, Neurogen cannot assure investors that patent applications will be successful or that current or future patents will afford the Company protection against competitors. It is possible that Neurogen patents will be successfully challenged or that patents issued to others may preclude the Company from commercializing its products. Litigation, to defend against infringement claims or to assert infringement claims against others, can be lengthy and expensive even if a favorable result is obtained. Moreover, much of the Company's expertise and technology cannot be patented, or, if patented, could not be readily monitored for infringement. Neurogen also relies heavily on trade secrets and confidentiality agreements with collaborators, advisors, employees, consultants, vendors and others. The Company cannot assure that these agreements will be effective, will not be breached, or that trade secrets will not otherwise become known or be independently discovered by competitors. Neurogen's business would be severely damaged if competitors were able to learn the Company's secrets or if the Company were unable to protect its intellectual property.

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

Manufacturing

Neurogen currently relies almost exclusively on third-party manufacturers to produce large quantities of development candidate compounds for preclinical and clinical development and to produce dosage forms of these candidates to support clinical trials. Neurogen also relies on third-party manufacturers for the development of any sustained release formulations of its drug candidates. Currently, Neurogen is testing various formulations of NG2-73.

Merck is responsible for manufacturing, or having manufactured, drugs for clinical trials that are subject to the Merck Agreement and has the right to manufacture future products under the collaboration, if any, for commercialization.

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

Research and Development Expenses

The Company incurred research and development expenses of $55.9 million, $38.5 million and $31.3 million in, 2006, 2005, and 2004, respectively. The increases are due primarily to increased clinical trial expenses associated with the successful progression of Neurogen’s drug candidates in human testing.

Government Regulation

The production and marketing of products that Neurogen is developing or may develop in the future, as well as research and development activities, are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous federal regulation (Food and Drug Administration or FDA) and, to a lesser extent, state regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of products Neurogen seeks to bring to market. Product development and approval within this regulatory framework will take a number of years and involve the expenditure of substantial resources.

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

Preclinical testing includes laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices and testing of drug product quality must be conducted at laboratories adhering to Good Manufacturing Practice. The results of the preclinical testing are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA.

Clinical trials involve the administration of the new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an Independent Institutional Review Board at the institution where the study will be conducted. The Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution. Compounds generally must be manufactured according to Good Manufacturing Practices.

Clinical trials are typically conducted in three sequential phases, but the Phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects, the drug is typically tested for safety (no significant adverse side effects), absorption, dosage tolerance, metabolism, bio-distribution, excretion and pharmacodynamics (clinical pharmacology). Phase 2 typically involves studies in a limited patient population to:

1.	Determine the efficacy of the drug for specific, targeted indications.
2.	Determine dosage tolerance, optimal dose and dose regimen.
3.	Identify possible adverse side effects and safety risks.

When a compound is found to be effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to further evaluate clinical efficacy and to test for safety within an expanded patient population at geographically dispersed clinical study sites and thus provide definitive evidence of efficacy and safety. Neurogen or the FDA may suspend clinical trials at any time if it is believed that the individuals participating in such trials are being exposed to unacceptable health risks.

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

In addition to regulations enforced by the FDA, Neurogen is also subject to regulation under the Occupational Safety and Health Act, the Clean Water Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals, and various low-level radioactive compounds. Although the Company believes that safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, Neurogen could be held liable for any damages that result and any such liability could exceed our resources.

Employees

As of December 31, 2006, the Company had 166 full-time employees, of which 122 persons were scientists and, of these scientists, 63 had Ph.D. or other doctoral degrees. None of the employees are covered by collective bargaining agreements, and the Company considers relations with employees to be good. All current scientific personnel have entered into confidentiality and non-solicitation agreements with the Company.

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

ITEM 1A. RISK FACTORS

The following information sets forth risk factors that could cause the Company’s actual results to differ materially from those contained in forward-looking statements that have been made in this Annual Report on Form 10-K and those that may be made from time to time. If any of the risks actually occur, the Company’s business, results of operation, prospects or financial condition could be adversely affected. These are not the only risks the Company faces. Additional risks not presently known or that the Company currently deems immaterial may also affect its business and results of operations.

The testing process for the Company’s drug candidates is long, costly, and uncertain, and most drug candidates do not get approved. Even if approved for use in humans, the Company’s drug candidates may later prove to be unsafe or ineffective.

The Company’s potential drug candidates must go through extensive preclinical (animal) and clinical (human) trials to prove that the drug is safe and effective before it can be commercialized. This extensive testing takes several years, is quite expensive, and more often than not leads to the conclusion that a drug candidate is not suitable for commercialization. A very significant majority (estimated to be greater than 80 to 90 percent) of all drugs which enter human clinical trials fail to reach the market. In addition, the risk of failure is the highest when working on drug targets that have not yet been validated by the successful commercialization of a prior drug (e.g. a “first-in-class” target). Moreover, even if early drug testing appears positive, later testing or the results of usage after commercialization may preclude further use of a drug. In addition, the current regulatory framework could change, or additional regulations could arise at any stage during the Company’s product development or marketing, which may affect the ability to obtain or maintain approval of its products or require it to make significant expenditures to obtain or maintain such approvals.

The results of preclinical tests performed on animals are not always accurate predictors of the safety, efficacy, or suitability of drugs in humans. Similarly, the results of initial clinical trials do not necessarily accurately predict the results that will be obtained in the later stages of clinical trials. The appearance of adverse side effects, inadequate therapeutic efficacy or inadequate drug properties could prevent or slow product development efforts at any stage of product development by delaying or preventing clinical trials, delaying or preventing regulatory approval by the FDA or foreign regulatory authorities or adversely affecting the commercial potential of a drug candidate. The FDA or the Company may suspend clinical trials at any time if the FDA or the Company believes that the individuals participating in the trials are being exposed to unacceptable health risks. Even products approved by the FDA or foreign regulatory authorities may later exhibit adverse side effects that prevent their widespread use or necessitate their withdrawal from the market. As a result, the Company’s drug candidates may prove to be unsafe or ineffective in humans, produce undesirable side effects, or fail to get through the testing phases preceding commercialization.

The technologies on which the Company relies may not result in the discovery or development of commercially viable drugs.

The Company’s AIDD™ method of identifying, prioritizing and screening molecular targets is unproven and may not result in the regulatory approval and commercialization of any therapeutic products. If the Company is unable to identify additional drug candidates using its proprietary drug discovery technologies, it may not be able to maintain a clinical development pipeline or generate revenues. Another company, organization or individual could have, or could develop, a technology to discover and develop compounds into drugs more effectively or efficiently than the Company’s screening and other technologies. Such a technology could render the Company’s technologies, and in particular its AIDD™ system, obsolete or noncompetitive.

The Company is subject to strict governmental regulation. If the Company cannot obtain product approvals or if it cannot comply with ongoing governmental regulations, its business could be adversely affected.

The Company’s products are subject to extensive regulation and review by numerous federal, state and local government agencies both in the United States and in other countries where it intends to test and market its products. The process by which the Company obtains regulatory approval to market a product involves substantial cost and can take many years. The data the Company obtains from preclinical and clinical trials may be subject to varying interpretations which can delay, limit or prevent the approval of the relevant governmental authority. If there are delays or significant unanticipated costs in obtaining regulatory approvals, the Company’s product development efforts and consequently its business could be adversely affected. Government agencies, such as the FDA, may change their view of acceptable endpoints for clinical trials once they have begun, clinical data may not be accepted by the FDA or similar regulatory agencies, or approvals may not be granted on a timely basis, if at all. Even if the Company obtains regulatory approval of a drug, the approval may include limitations and restrictions on its use. In addition, the Company’s products are subject to continual regulatory review and any subsequent discovery of previously unrecognized problems could result in restrictions being placed on either the Company or its products. These restrictions could include an order to withdraw a product from the market. The failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

The Company faces vigorous competition in the areas of drug discovery and development, which may result in others developing or commercializing products before or more successfully than it does.

The pharmaceutical industry is highly competitive and is affected by new technologies, governmental regulations, healthcare legislation, availability of financing, litigation and other factors. The Company’s competitors may develop technologies (including drug discovery techniques) and products that are more effective than its own or that are commercialized prior to similar technologies or products of its own. In addition, developments by others may render its products under development or its technologies noncompetitive or obsolete. If the Company’s product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than its products, or may offer comparable performance at lower costs. If the Company’s products are unable to capture or maintain market share, it will not achieve significant product revenues and its financial condition will be materially adversely affected.

The Company competes against fully integrated pharmaceutical companies or other companies that collaborate with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products already approved, marketed or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs, have substantially greater financial resources, experience in developing products, obtaining FDA and other regulatory approvals, formulating and manufacturing drugs, and commercializing drugs than the Company does. If a competitor were to develop and successfully commercialize a drug before a similar one that the Company was working on, it would put the Company at a significant competitive disadvantage. Moreover competition from generic drugs may have a material adverse effect on the Company.

The Company relies heavily on its collaborative partners for research and development funding and commercialization.

The Company depends on its collaborative partners to fund a significant portion of its research and development expenses and to manufacture and market any products that result from such collaborations. In the fiscal years ended December 31, 2006, 2005, and 2004, the Company incurred $55.9 million, $38.5 million, and $31.3 million in research and development expenses and recognized $5.3 million, $3.9 million, and $10.3 million respectively, in research and development revenue from corporate partners. Because the Company has not previously advanced a drug candidate through all phases of clinical testing and subsequently to market, it often depends on its collaborative partners with respect to regulatory filings relating to, and the clinical testing of, compounds developed under its collaborations. In particular, the Company depends on Merck to conduct clinical trials for compounds on which it and Merck collaborate in the Company’s VR1 program.

The Company’s reliance on collaborative partners, whose interests may not coincide with its interests, exposes it to many risks, including the following:

•	that a collaborator will halt, delay, or repeat clinical trials;

•	that a collaborator will alter the amount or timing of resources dedicated to its collaboration with the Company;

•	that the interests of a collaborator will depart from Neurogen’s interests;

•	that a collaborator will dispute the Company’s rights under an agreement;

•	that a collaborator will attempt to independently develop a competing drug on its own or in conjunction with a third party;

•	that existing collaboration agreements will not be extended;

•	that a collaborator will not continue to develop a drug candidate after a collaboration agreement has ended; and

•	that a collaborator will breach or terminate an agreement with the Company.

If any of these risks were to occur, the research program in question, and possibly the Company’s business, would be adversely affected. The Company’s existing collaboration with Merck may be unsuccessful and the Company may not receive any future milestone payments or royalties. If the Company’s collaboration with Merck is not continued or is unsuccessful, its product development efforts and consequently business would be materially adversely affected. If Merck does not continue the development of its compounds under the Company’s VR1 collaborations, the Company may not be able to do so on its own. The Company’s current collaboration with Merck is subject to certain development restrictions. Specifically, Merck has the right to determine when and if to advance compounds in the clinical process. Delays or discontinuation of any of the Company’s collaborative programs could significantly decrease the probability of its ever achieving product revenues. This could negatively impact our ability to access capital and would increase the cost of capital. In addition, the Company may not be able to find suitable partners for any new collaborations it may seek to enter. Any new collaborations would likely be subject to some or all of the same risks as the Company’s existing collaboration with Merck.

A consequence of its dependence on collaborative arrangements is that the Company’s potential upside is smaller if a successful product emerges than it would be if the Company successfully commercialized a product on its own.

Historically, the Company has entered into strategic collaborations with large pharmaceutical companies to develop and commercialize new drugs. Under its collaboration agreement with Merck, the Company has granted Merck the exclusive worldwide license to manufacture, use and sell jointly developed products. While collaborations have allowed the Company to largely recoup its research and development expenses and avoid risking its own capital on these activities, they have, in most cases, limited its upside to receiving royalties based on net sales levels should a successful drug result.

The Company periodically explores new strategic alliances and transactions that may never materialize or that may fail.

The Company periodically explores a variety of potential alliances and transactions in an effort to gain access to additional complementary resources. Such alliances or transactions may include joint ventures, asset acquisitions or dispositions, strategic partnerships, divestitures and business combinations. The Company cannot predict what form such alliance or transaction may take, if any. Strategic alliances could result in: the issuance of additional equity securities that would dilute stockholders’ ownership percentage; the expenditure of substantial operational, financial, and management resources in integrating new businesses, technologies, and products; which could disrupt its management or business; the assumption of substantial actual or contingent liabilities; the incurrence of non-recurring or other charges; or a business combination featuring terms that stockholders may not deem desirable, any of which could harm its operations and financial results.

There have been a significant number of recent business combinations among large pharmaceutical companies that have reduced the number of potential future collaborators. If business combinations involving the Company’s collaborators were to occur, such combinations could diminish, terminate or cause delays in one or more of the Company’s collaborations.

Developing the Company’s drug candidates, particularly its unpartnered product candidates, will require significant additional expenditures. The Company is not certain how much capital it may need, and it may have difficulty raising needed capital in the future on favorable terms or at all.

The Company has spent and will continue to spend substantial funds to complete the research, development and clinical testing of its products. In the future the Company expects to need additional funds for these purposes as well as to establish additional clinical- and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of its products. The Company may not be able to acquire additional funds on commercially reasonable terms or at all. In particular, carrying out the development of its unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered, if at all, will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and other product development activities. If the Company cannot obtain adequate capital, it may have to delay, reduce the scope of or eliminate one or more of its research or development programs. Such a reduction would concentrate its risks in fewer programs.

The Company’s future capital requirements will depend on many factors, including:

•	the continued progress of its research and development programs;

•	its ability to market and distribute any products it develops;

•	its ability to establish new collaborative and licensing arrangements;

•	changes in its existing collaborative relationships;

•	progress with preclinical studies and clinical trials;

•	the time and costs involved in pursuing regulatory clearance;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; and

•	competing technological and market developments.

The Company may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources which may dilute the ownership interest of its existing stockholders. In addition, in the event that the Company obtains additional funds through arrangements with collaborative partners or other sources, these arrangements may require it to give up rights to some of its technologies, product candidates or products under development that it would otherwise seek to develop or commercialize on its own.

The Company’s patents, trade secrets and confidentiality agreements with collaborators, employees and others may be invalid or inadequate to protect its intellectual property.

If the Company or its collaborators are unable to adequately protect or enforce the Company’s intellectual property, its competitive position could be impaired. The Company’s success depends in large part on its ability to obtain patents, maintain trade secrets and operate without infringing on the intellectual property rights of third parties. The Company files patent applications both in the United States and in foreign countries to protect both its products and its processes. The intellectual property rights of biotechnology and pharmaceutical firms are highly uncertain and involve many complex legal and technical issues. The Company’s patent applications may not be successful or its current or future patents may not provide sufficient protection against its competitors. The Company’s patents could be successfully challenged or patents held by others could preclude it from commercializing its products. Litigation to establish the validity of patents, to defend against infringement claims or to assert infringement claims against others can be lengthy and expensive. Moreover, much of the Company’s expertise and technology cannot be patented or, if patented, cannot be readily monitored for infringement. The Company also relies heavily on trade secrets (for example, its AIDDTM system is not patented, but its proprietary elements are protected as trade secrets) and confidentiality agreements with collaborators, advisors, employees, consultants, vendors and others to protect the proprietary nature of its products. These agreements may be breached with or without the Company’s knowledge, or the Company’s trade secrets may otherwise become known or independently discovered by competitors. The Company’s product development efforts and consequently its business would be adversely affected if its competitors were able to learn its secrets or if it was unable to protect its intellectual property.

If the Company does not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend its patents and to obtain market exclusivity for any product candidates that it may bring to market, the Company’s business could be materially harmed. The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent protection for drug compounds for a period of up to five years to compensate for time spent in development. In particular, the Company expects to rely on Hatch-Waxman extension of the primary patent protecting Aplindore. The patent would otherwise be scheduled to expire in 2016.

Additionally, a recent directive in the European Union provides that companies who receive regulatory approval for a new compound will have a 10-year period of market exclusivity for that compound (with the possibility of a further one-year extension) in most EU countries, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold in EU countries during such exclusivity period.

However, there is no assurance that the Company will receive extensions of its patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If the Company fails to receive such extensions and exclusive rights, its ability to prevent competitors from manufacturing, marketing and selling generic versions of its products in the EU and other foreign countries would be materially harmed.

The Company is subject to uncertainties regarding healthcare reimbursement and reform. In the event that it is successful in bringing a product to market, its revenues may be adversely affected if it fails to obtain acceptable prices or adequate reimbursement for the cost of its products from third-party payors.

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

The Company’s ability to market its products successfully will depend, in part, on the extent to which appropriate reimbursements for the cost of its products and related treatments are available from governmental authorities, private health insurers and other organizations, such as HMOs. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payors, including Medicare, are constantly challenging the prices charged for pharmaceutical products and medical services. If third-party payors institute cost containment measures or fail to approve the Company’s products for reimbursement, its future sales may be adversely affected, as patients will opt for a competing product that is approved for reimbursement or will forgo treatment completely.

The Company may be unable to attract and retain qualified management and technical personnel.

The success of the Company’s business depends, in large part, on its continued ability to attract and retain highly qualified management and scientific personnel. The Company faces significant competition for such individuals from other companies, academic institutions and other organizations. In addition, as the Company advances its programs into later stages of development, it is necessary to recruit additional scientists with later stage development experience, including some areas where the Company has relied in whole or in part on consultants or vendors in the past. In particular, the Company is expanding its staff in the areas of formulations research, analytical chemistry, medical affairs, drug metabolism, toxicology and clinical operations. The Company cannot assure investors that it will be able to attract or retain qualified personnel or that the costs of retaining such personnel will not materially increase. The failure to attract and retain key personnel, or the loss of any of the Company’s current management team and its inability to adequately replace such individuals on a timely basis could adversely affect its business and financial condition.

The Company relies on third parties for its manufacturing requirements and cannot assure investors that it will be able to manufacture its products on a timely and competitive basis.

To complete its clinical trials and to commercialize its product candidates, the Company needs access to, or to develop its own, facilities to manufacture a sufficient supply of its product candidates. Today, the Company depends on its collaborators or third parties’ FDA-approved manufacturing facilities to manufacture its compounds for pre-clinical, clinical and commercial purposes. The Company’s products may be in competition with other products for access to these facilities. Consequently, its products may be subject to manufacturing delays if collaborators or outside contractors give other companies’ products greater priority than its products. For this and other reasons, the Company’s collaborators’ or third parties’ service providers may not be able to manufacture its products in a cost-effective or timely manner. If not manufactured in a timely manner, the clinical trial development of the Company’s product candidates or their submission for regulatory approval could be delayed, and its ability to deliver products to market on a timely basis could be impaired or precluded. The Company may not be able to enter into any third-party manufacturing arrangements on acceptable terms, if at all. The Company does not intend to develop or acquire facilities to manufacture its product candidates for clinical trials or commercial purposes in the foreseeable future. In its ongoing collaboration with the Company, Merck is responsible for manufacturing or obtaining clinical and commercial supplies of pharmaceutical compounds. In the Company’s unpartnered programs, it utilizes third parties to prepare and formulate pharmaceutical compounds for use in clinical studies. The Company’s current dependence upon others for the manufacture of its products may reduce its future profit margin and limit its ability to commercialize products on a timely and competitive basis.

The Company lacks sales experience.

The Company currently has no sales or distribution experience with its own products. Currently, the Company intends to rely primarily on existing or future collaborative partners for this expertise if one of its products is successfully commercialized. Therefore, to service markets for any areas in which it has retained sales and marketing rights or in the event that any of its collaborative agreements is terminated, the Company must develop a marketing and sales force with technical expertise. The Company has no experience in developing, training or managing a marketing and sales force and would incur substantial additional expenses in developing, training and managing such a force. The Company may be unable to build a marketing and sales force, the cost of establishing such a force may exceed any product revenues, or its direct marketing and sales efforts may be unsuccessful. In addition, the Company competes with many other companies that currently have extensive and well-funded marketing and sales operations. The Company’s marketing and sales efforts may be unable to compete successfully against such companies. Moreover, even if the Company or one of its partners is able to bring a product to market, the Company cannot assure investors that the products will gain acceptance among physicians, patients or third-party payors.

The Company’s business exposes it to clinical trial and product liability claims.

The Company faces an inherent risk of exposure to product liability claims in the event that the use of one of its products is alleged to have caused an adverse effect on patients. This risk exists for products being tested in human clinical trials, as well as products that receive regulatory approval for commercial sale. Manufacturers of pharmaceuticals have been the subject of significant product liability litigation, and the Company cannot assure investors that it will not be threatened with or become subject to such a claim. The Company maintains limited product liability insurance for compounds it is testing in clinical trials. When the Company’s partners have rights to develop and commercialize a collaboration product they typically indemnify the Company, with certain exceptions, for collaborative compounds they are testing in clinical trials. The Company intends to seek additional product liability insurance coverage if and when its products are commercialized. It may not, however, be able to obtain such insurance at acceptable costs, if at all, or such coverage, if obtained, may not be adequate to cover any claims. If the Company cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, it could be prevented from commercializing its products. If the Company becomes subject to a product liability claim where claims or losses exceed its liability insurance coverage and its ability to pay, it may go out of business.

The Company’s business involves hazardous materials and the risk of environmental liability.

In connection with its research and development activities, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although the Company believes that it has complied with the applicable laws, rules, regulations and policies in all material respects and has not been required to correct any noncompliance which is material to its business, it may incur significant costs to comply with environmental and health and safety regulations in the future. The Company’s research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although it believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by local, state and federal regulations, the Company cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an occurrence, the Company could be held liable for any damages that result and any such liability could exceed its resources.

The price of the Company’s common stock may be volatile.

The market prices for securities of biotechnology companies, including the Company, have historically been highly volatile. For example, from January 1, 2006 to December 31, 2006, the intra-day market price of the Company’s stock was as low as $4.34 per share and as high as $7.61 per share. The volatile price of the Company’s stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. Investors may not be able to sell their shares at a profit due to fluctuations in the market price of the Company’s common stock arising from a decline in its operating performance or prospects. In addition, the stock markets in general, and the markets for biotechnology and biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of the Company’s common stock may fluctuate significantly due to a variety of factors, including:

•
announcements by the Company or its competitors of regulatory developments, preclinical testing and clinical trial results, clinical trial enrollment, regulatory filings, new products and product launches, significant acquisitions, strategic partnerships or joint ventures;

•	any intellectual property infringement, product liability or any other litigation involving the Company;

•	technological innovations or new therapeutic products;

•	developments or disputes concerning the Company's patents or other proprietary rights;

•	regulatory changes or developments;

•	general market conditions in the pharmaceutical and biotechnology sectors;

•	comments by securities analysts;

•	economic or other crises and other external factors;

•	public concern as to the safety of products developed by the Company or others;

•	actual or anticipated period-to-period fluctuations in the Company’s results of operations;

•	the Company’s ability to raise capital;

•	departure of any of the Company’s key management personnel; or

•	sales of the Company’s common stock.

These and other factors may cause the market price and demand for the Company’s common stock to fluctuate substantially, which may limit investors’ ability to readily sell their shares and may otherwise negatively affect the liquidity or value of the Company’s common stock.

The Company may be at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for the Company because biotechnology companies have experienced greater than average stock price volatility in recent years. If the Company were to face such litigation, it could result in substantial costs and a diversion of management's attention and resources, which could harm the Company’s business.

The Company’s current stockholders have significant control of its management and affairs.

The Company’s executive officers and directors and holders of greater than five percent of its outstanding common stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned greater than 50 percent of its common stock as of December 31, 2006. As a result, these stockholders, acting together, may be able to control the Company’s management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of its assets. The interests of the Company’s current major stockholders may not always coincide with the interests of other stockholders and they may take actions to advance their respective interests to the detriment of other stockholders.

If the Company’s stockholders sell substantial amounts of its common stock, the market price of its common stock may fall.

If the Company’s stockholders sell substantial amounts of its common stock including shares issued upon the exercise of outstanding options, the market price of its common stock may fall. These sales may also make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that it deems appropriate.

The Company matches employee contributions into the Neurogen Corporation 401(k) Retirement Plan with shares of Neurogen common stock. Due to the recently enacted Pension Protection Act (the “PPA”) of 2006, on January 2, 2007, funds representing approximately 200,000 shares of the Company’s stock held in the Plan, which were deposited over a period of several years as Company matching contributions, became available for transfer by participants in the Plan to other investment options within the Plan. In addition, all new matching contributions into the Plan will be freely transferable. If Plan participants choose to transfer their matched stock from prior to January 2, 2007 into other investment options within the Plan, some or all of the 200,000 shares may then be sold by the Plan on the NASDAQ Stock Market. Prior to the implementation of the PPA, a participant in the Plan was not allowed to trade his or her matched stock until the participant terminated employment and withdrew his or her plan balance. Before January 2009, an additional 330,000 shares of stock in the Plan deposited as matched contributions made prior to January 2, 2007 will become eligible for transfer to other investment options within the Plan. To the extent that participants holding an interest in such shares elect to transfer amounts to other funds, such shares could be sold by the Plan on the NASDAQ Stock Market.

Future sales of the Company’s common stock in the public market could lower the stock price.

The Company has in the past and may in the future sell additional shares of its common stock in public offerings. The Company may also issue additional shares of our common stock to finance its research and development and commercialization activities. Additionally, a substantial number of shares of its common stock are available for future sale pursuant to stock options granted to certain of its officers and its employees and pursuant to registration rights granted to certain holders of its stock. The Company cannot predict the size of future issuances of its common stock, if any, or the effect, if any, that such future sales and issuances will have on the market price of its common stock. Sales of substantial amounts of the Company’s common stock, or the perception that such sales may occur, could adversely affect prevailing market prices for the Company’s common stock.

Because the Company does not expect to pay dividends on its common stock, investors in the Company’s common stock will not realize any income from their investment unless and until they sell their shares at a profit.

The Company has never declared or paid dividends on its common stock in the past and it does not expect to pay any dividends on its common stock for the foreseeable future. Investors will only realize income from an investment in the Company’s shares to the extent that they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of the Company’s common stock, which is uncertain and unpredictable.

The Company anticipates future losses and may never become profitable.

The Company’s future financial results are uncertain. The Company has experienced significant losses since it commenced operations in 1987. The Company’s accumulated net losses as of December 31, 2006 were $232.4 million. These losses have primarily resulted from expenses associated with its research and development activities, including pre-clinical and clinical trials, and general and administrative expenses. The Company anticipates that its research and development expenses will remain significant in the future and it expects to incur losses over at least the next several years as it continues its research and development efforts, pre-clinical testing and clinical trials and, if implemented, manufacturing, marketing and sales programs. As a result, the Company cannot predict when or whether it will become profitable, and if it does, it may not remain profitable for any substantial period of time. If the Company fails to achieve profitability within the timeframe expected by investors, the market price of its common stock may decline making its business unsustainable.

Limitation on the Use of Net Operating Loss Carryforwards (“NOLs”) and Tax Credits.

The Company’s ability to utilize its NOLs and tax credits may be limited if it undergoes or has undergone an ownership change, as defined in section 382 of the Internal Revenue Code, as a result of changes in the ownership of outstanding stock. An ownership change generally occurs if the percentage of stock owned by one or more stockholders who own, directly or indirectly, 5% or more of the value of the Company’s outstanding stock (or are otherwise treated as 5% stockholders under section 382 and the regulations promulgated thereunder) has increased by more than 50 percentage points over the lowest percentage of the Company’s outstanding stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. In 2006, the Company reviewed its changes in ownership through a testing date of December 31, 2005, and determined that an ownership change occurred in 2005. The change of ownership did not have the effect of reducing the amount of NOLs but has limited approximately $1.1 million of the tax credits existing at the date of the ownership change that the Company may utilize in the taxable years following the change.

Delaware Law and our Charter and Bylaws may Impede or Discourage a Takeover, Which Could Cause the Market Price of Our Shares to Decline.

The Company is a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of the Company, even if a change in control would be beneficial to our existing stockholders. In addition, the Company’s board of directors has the power, without stockholders’ approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. The Company’s certificate of incorporation and by-laws provide for restrictions on who may call a special meeting of stockholders. The Company’s incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock and certain provisions of our certificate of incorporation and by-laws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company conducts its operations in laboratory and administrative facilities on a single site located in Branford, Connecticut. The total facilities under ownership comprise approximately 143,000 square feet, of which approximately 104,000 square feet has been built out and is in use. Approximately 39,000 square feet has not yet been adapted for the Company's research and development efforts.

ITEM 3. LEGAL PROCEEDINGS

In the second quarter of 2004, the Company was informed that the Connecticut Department of Environmental Protection (the "DEP") is considering taking action against the Company as a result of incidents where the Company's wastewater monitoring systems indicated that the wastewater pH limits of the Company's wastewater discharge permit had been exceeded. However, no formal communication has been received from the DEP as of the date of this filing. The actions the DEP could take include, but are not limited to, fines, penalties, remedial action and future additional monitoring activities. At this time, the Company does not have enough information to enable it to estimate the cost, if any, of the DEP's actions and, accordingly, no amounts have been recorded in the accompanying financial statements for this matter. The Company is not aware of any negative environmental impacts resulting from these incidents but continues to carefully monitor its wastewater neutralization systems in an effort to prevent any further incidents and maintain compliance with its permit conditions.

In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. The plaintiffs and the state have filed cross-motions for Partial Summary Judgment, and a decision on those motions is expected later this year. The Company has fully reserved any assets related to this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Neurogen is traded on the NASDAQ Stock Market under the symbol NRGN. As of March 7, 2007, there were approximately 175 holders of record of the Company's common stock. No dividends have been paid on the common stock to date, and the Company, while not anticipating any earnings in the near term, would retain any earnings for further development of the Company's business.

The following table sets forth the high and low sales prices (at closing) for the common stock as reported by NASDAQ.

	HIGH	LOW
FISCAL 2006:
First Quarter	$7.47	$6.01
Second Quarter	6.64	4.82
Third Quarter	6.74	4.58
Fourth Quarter	6.82	5.16

FISCAL 2005:
First Quarter	$10.04	$6.90
Second Quarter	7.82	5.85
Third Quarter	7.80	6.01
Fourth Quarter	8.83	6.04

Greater than 50% of Neurogen's common stock is currently held by a limited number of stockholders, each of whom owns greater than 5% of outstanding common stock. This may have the effect of limiting the trading volume and liquidity of the stock.

Equity Compensation Plan Information

The following table sets forth, for the Company's equity compensation plans, the number of options and restricted stock outstanding under such plans, the weighted-average exercise price of outstanding options, and the number of shares that remain available for issuance under such plans, as of December 31, 2006.

	Total securities to be issued upon exercise of outstanding options or vesting of restricted stock		Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	Number	Weighted-average exercise price
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,491,845	$11.77	1,262,877

Equity compensation plans not approved by security holders	13,500	33.38	-

Total	5,505,345	$11.82	1,262,877

Equity Offerings

On December 22, 2006, the Company sold 6,993,000 shares, in aggregate, of its common stock at a price of $5.72 per share for a total cash consideration of approximately $40.0 million (before transaction costs) to selected institutional investors in a registered direct offering under the Company’s “shelf” registration statement on Form S-3 dated February 13, 2003 and filed with the SEC. The principal reason for the sale was to provide the Company with additional capital to be used for clinical and preclinical development of existing product candidates, discovery of additional product candidates, capital expenditures and other general corporate purposes.

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

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31 (in thousands, except per share data)

	2006	2005	2004	2003	2002
Total operating revenues	$9,813	$7,558	$19,180	$6,788	$15,725
Total operating expenses	$67,413	$48,115	$40,394	$39,697	$41,382
Net loss	$(53,776)	$(37,120)	$(18,593)	$(31,576)	$(23,692)
Net loss per share-basic and diluted	$(1.55)	$(1.08)	$(0.63)	$(1.78)	$(1.35)
Total assets	$137,739	$146,764	$183,823	$95,369	$115,779
Long-term debt	$8,976	$10,430	$11,864	$13,278	$19,650
Stockholders’ equity	$104,540	$114,508	$150,722	$53,439	$83,297
Weighted average number of shares outstanding-basic and diluted	34,789	34,318	29,703	17,711	17,614

The 2004 increase in stockholders' equity and weighted average number of shares outstanding reflects equity transactions discussed in the "Equity Offerings" section under Item 5 above.

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

•	risks deriving from collaborations, alliances, in-licensing or other transactions;

•	the risk that actual research and development costs and associated general and administrative costs may exceed budgeted amounts;

•	the risk that drug targets pursued by the Company may prove to be invalid after substantial investments by the Company;

•	inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company’s business;

•	uncertainty regarding the Company’s patents and trade secrets and confidentiality agreements with collaborators, employees, consultants or vendors;

•	the risk that the Company may be prohibited or otherwise restricted from working on certain targets relevant to the Company’s business;

•	dependence upon third parties for the manufacture of the Company’s potential products and the Company’s inexperience in manufacturing if the Company establishes internal manufacturing capabilities;

•	dependence on third parties to market potential products and the Company’s lack of sales and marketing capabilities;

•	unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company’s products;

•	inability to attract or retain scientific, management and other personnel; and

•	risks associated with the fact that a majority of the Company’s common stock is held by a limited number of stockholders.

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

In November 2006, Neurogen acquired worldwide rights to Aplindore, a small molecule partial agonist for the D2 dopamine receptor, from Wyeth Pharmaceuticals, a division of Wyeth (“Wyeth”). Along with the initial $3.0 million license fee paid upon signing, Neurogen will pay Wyeth for the shipment of compound material suitable for Phase 2 trials, milestone payments upon the successful achievement of clinical development and regulatory events, and royalties on worldwide sales. Neurogen expects to commence Phase 2 trials in Parkinson's disease and restless legs syndrome (“RLS”) with Aplindore in late 2007. The compound was initially developed by Wyeth for use in schizophrenia, and Wyeth had studied the compound in six Phase 1 clinical trials involving over 100 healthy volunteers and over 100 schizophrenic patients.

During 2006, the Company incurred significant expenses in conducting clinical trials and other development activities, such as formulation testing and toxicology studies for NG2-73, the Company’s lead compound for insomnia and NGD-4715, the Company’s lead compound in its obesity program. NG2-73, currently in Phase 2 testing, is the Company’s most advanced drug candidate. If NG2-73 continues to progress in further Phase 2 and Phase 3 studies without the Company partnering the program, clinical trial and other development expenses related to NG2-73 will continue to increase. Development costs for the insomnia program, as well as costs for the Company’s other unpartnered programs, may continue to increase. The actual amount of these development expenses will derive from the level of development activities being conducted, and the level of these activities is contingent on the results of ongoing studies. Research and development expenses accounted for between 77% and 83% of total expenses over the last three years.

In December 2003, Neurogen and Merck Sharp & Dohme Limited ("Merck") entered into a collaboration agreement (the "Merck Agreement") to discover and develop next-generation drugs targeting the vanilloid receptor ("VR1") for the treatment of pain. As of December 31, 2006, Neurogen had received $15.0 million for the purchase of 1,783,252 shares of newly issued Neurogen common stock at the initiation of the agreement, $22.0 million in total license fees, $11.9 million in research funding, and $8.0 million in milestones from Merck. On September 29, 2006, Neurogen and Merck agreed to amend the Research Collaboration and License Agreement to extend the initial three year research program component of their VR1 collaboration for one year until December 28, 2007. Under the amended collaboration agreement, Merck is scheduled to pay Neurogen $2.8 million, of which $0.7 million was received prior to year end, for work performed during such one-year extension, provided that Merck has the option to end the research program component of the collaboration and the remainder of any associated funding by providing 90 days advance written notice to Neurogen. Merck has not exercised the right to terminate as of the date of this filing. Merck retains the option to extend the discovery and research effort for up to an additional year beyond December 28, 2007.

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

In the second quarter of 2004, the Company was informed that the Connecticut Department of Environmental Protection (the "DEP") is considering taking action against the Company as a result of incidents where the Company's wastewater monitoring systems indicated that the wastewater pH limits of the Company's wastewater discharge permit had been exceeded. However, no formal communication has been received from the DEP as of the date of this filing. The actions the DEP could take include, but are not limited to, fines, penalties, remedial action and future additional monitoring activities. At this time, the Company does not have enough information to enable it to estimate the cost, if any, of the DEP's actions and, accordingly, no amounts have been recorded in the accompanying financial statements for this matter. The Company is not aware of any negative environmental impacts resulting from these incidents but continues to carefully monitor its wastewater neutralization systems in an effort to prevent any further incidents and maintain compliance with its permit conditions.

CRITICAL ACCOUNTING POLICIES

The preparation of Neurogen's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions and exercise judgment, which affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates and exercises judgment in the valuation of marketable securities and investments, evaluation of investments and other assets for other-than-temporary impairment, accruals, revenue recognition, collaboration costs, income taxes and stock compensation. Actual amounts and outcomes could differ from those estimates.

The Company believes the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of Neurogen's financial statements:

Revenue Recognition

Periodically, Neurogen enters into collaborative research agreements that, among other things, generally provide for the funding to Neurogen of specified projects and the granting to Neurogen's partners of certain development and commercialization rights related to potential discoveries. Revenue under these arrangements typically includes upfront non-refundable fees, ongoing payments for specified levels of staffing for research, milestone payments upon occurrence of certain events and royalties on product sales, if ever.

Revenue recognized from collaborative agreements is based upon the provisions of Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition” and Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."

Non-refundable upfront license fees are recognized as revenue when there is a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and there are no further performance obligations under the license agreement. Multiple element arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. The upfront license payment would be recognized as revenue upon the delivery of the license only if the license had standalone value and the fair value of the undelivered performance obligations could be determined. If the fair value of the undelivered performance obligations could be determined, such obligations would then be accounted for separately as performed. If the license is considered to either: 1) not have standalone value or 2) have standalone value but the fair value of any of the undelivered performance obligations is not determinable, the arrangement would then be accounted for as a single unit of accounting and the upfront license payments would be recognized as revenue over the estimated period of when the performance obligations are performed.

When it is determined that an arrangement should be accounted for as a single unit of accounting, the company determines the period over which the performance obligations will be performed. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the performance obligations are expected to be completed. In addition, if the Company is involved in a steering committee as part of a multiple element arrangement that is accounted for as a single unit of accounting, an assessment is made as to whether the involvement constituted a performance obligation or a right to participate.

Collaborations may also contain substantive milestone payments. Milestone payments are considered to be performance payments that are recognized upon achievement of the milestone only if the milestone event is deemed to be substantive after considering all of the following conditions: 1) the milestone payment is non-refundable; 2) the achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; 3) substantive effort is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone and 5) a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment (the “Substantive Milestone Method”). Determination as to whether a milestone meets the aforementioned conditions involves management’s judgment. If any of the substantive milestone conditions are not met, the resulting payment would not be considered a substantive milestone and, therefore, the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue as such performance obligations are performed.

Royalty revenue will be recognized upon the sale of related products, provided that the royalty amounts are fixed and determinable, collection of the related receivable is reasonably assured and we have no remaining performance obligations under the collaborative agreement. If royalties are received when we have remaining performance obligations, the royalty payment would be attributed to the services being provided under the arrangement and, therefore, would be recognized as such performance obligations are performed.

In the financial statements, license fees revenue includes up-front, anniversary license payments and non-refundable fees under collaborative research agreements. Research revenue includes research funding for the Company's staffing on projects and milestone payments under collaborative agreements. Deferred revenue arises from the payments received for research and development to be conducted in future periods or for licenses of Neurogen's rights or technology where Neurogen has continuing obligations.

Research and Development Costs

All research and development costs, which primarily include scientific salaries and benefits, laboratory supplies, external research studies, compound formulation and manufacturing and overhead facilities expenses, are expensed as incurred.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS No. 123R”), using the modified prospective application transition method (“MPA”) and began recognizing compensation expense for the estimated fair value of all share-based payment awards. Under MPA, the Company valued and expensed new awards granted after December 31, 2005, based on their grant date fair values and vesting schedules. Awards that were granted prior to December 31, 2005 but that vested after December 31, 2005 were expensed utilizing the pro forma expense previously calculated under SFAS No. 123. As of December 31, 2006, no liability awards have been granted.

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

The Company primarily grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. Under SFAS No. 123R, stock-based compensation cost is measured based on the fair value of the award at the date of grant and is expensed over the service period of the award, which in most cases equals the vesting period. The Company has selected the Black-Scholes method to estimate the fair value of options. The Company has also issued restricted stock to key executives, which has been and will continue to be recorded as expense over the vesting period based upon the market price of the stock at date of grant.

The Company occasionally grants stock option awards to consultants. As required by SFAS No. 123R, such grants continue to be accounted for pursuant to EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense is based upon the fair value of such awards over the performance period using the Black-Scholes method.

Management also evaluated the assumptions that underlie the valuation of share-based payment awards. Following is a summary of some of the principal assumptions and classifications:

•
The expected term of options granted represents the period of time that option grants are expected to be outstanding. In predicting the life of option grants, all stock options meet the definition of “plain vanilla” options under SAB No. 107 with the exception of option grants to the Board of Directors, and therefore, the “simplified” method was used to calculate the term for grants other than the Board of Directors. The expected term for Board of Directors grants was calculated based upon historical analysis. The expected term used during 2006 was not significantly different from the expected term used when following the disclosure-only provisions of SFAS No. 123.

•	Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences. The cumulative effect of restricted stock forfeitures was immaterial.

•
In predicting expected volatility, assumptions were based solely upon historical volatilities of the Company’s stock, over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since future volatility is expected to be consistent with historical.

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

Marketable Securities

Marketable securities at each of December 31, 2006 and December 31, 2005 consisted of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt securities. At December 31, 2006, maturities ranged from approximately one month to approximately 2 1/3 years while at December 31, 2005, they ranged from approximately one month to approximately 3 1/3 years. The Company has classified all marketable securities as current under Accounting Research Bulletin (“ARB”) No. 43, Chapter 3, paragraph 4, “Restatement and Revision of Accounting Research Bulletins.” Such guidance indicates that a current classification is appropriate for resources such as marketable securities representing the investment of cash available for current operations.

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

Neurogen periodically reviews its marketable securities portfolio for potential other-than-temporary impairment and recoverability. Gross unrealized losses for all investments in an unrealized loss position on the Company's investments totaled $0.9 million (on aggregate fair value of $51.4 million) as of December 31, 2006. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality. Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company believes it has the ability and intends to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Income Taxes

The liability method of SFAS No. 109, "Accounting for Income Taxes," is used to account for income taxes. Deferred tax assets and liabilities are determined based on net operating loss carryforwards, research and development credit carryforwards, and differences between financial reporting and income tax bases of assets and liabilities. Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets would be recorded as an income tax benefit in the Statement of Operations or a credit to Additional Paid-In Capital. The issuance of FIN 48, “Accounting for Uncertainty in Income Taxes,” is currently being evaluated by the Company. This new pronouncement and its potential impact are discussed in the section titled “Recently Issued Accounting Pronouncements.”

Long-lived Assets

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the financial accounting and reporting for impairment or disposal of long-lived assets. This statement provides that (a) an impairment loss should only be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) the measurement of impairment loss should be based on the difference between the carrying amount and the fair value of the asset. It also provides that a long-lived asset (or asset group) should be tested for recoverability whenever events or changes in circumstances indicate that potential impairment has occurred. In addition, it provides for the use of probability-weighted cash flow estimates in the recoverability test. The Company performs an annual review for possible impairment indicators and, if any are noted, would then perform a more substantive review for potential impairment of the relevant long-lived asset (or asset group).

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

Years Ended December 31, 2006 and 2005

Operating revenues for 2006 were $9.8 million compared to $7.6 million in 2005, all of which relate to our collaborative agreement with Merck. The $2.2 million increase in 2006 was primarily due to two clinical milestones received from Merck in 2006 ($2.0 million received in February of which $2.0 million was recognized as a substantive milestone in 2006 and $3.0 million in October of which $0.3 million was recognized as revenue in 2006) and an increase in license fee revenue of $0.8 million due to the recognition of additional revenue related to the second anniversary license fee payment of $2.5 million received in December 2005. These increases were offset by the scheduled decrease in the quarterly research funding level per the Merck Agreement (see Research Collaborations section below) of $0.9 million.

Research and development expenses for 2006 were $55.9 million compared to $38.5 million in 2005, which was a $17.4 million or 45% increase. Clinical trials and development expenses increased in several of the Company’s unpartnered programs. In the Company’s insomnia program, outsourced clinical expenses increased in 2006 by $5.9 million from $3.1 million to $9.0 million for Phase 1 and Phase 2 trials. In addition, outsourced clinical expenses in the Company’s obesity program increased by $0.7 million in 2006 for a Phase 1 clinical trial on the Company’s lead compound, NGD-4715. Outsourced development expenses such as toxicology studies, chemical manufacturing and formulations for the Company’s insomnia, obesity, and depression/anxiety programs increased by $4.4 million to $10.6 million in 2006 compared to development spending of $6.2 million in 2005. In 2006, research and development expenses include a $3.0 million license fee payment to Wyeth-Ayerst in the fourth quarter for the in-licensing of Aplindore, a drug candidate for the treatment of Parkinson’s disease and Restless Legs Syndrome. Salary and benefits expense increased by $3.8 million to $21.5 million, which included a $2.7 million increase in non-cash stock compensation expense associated with the adoption of SFAS No. 123R as well as an increase of approximately $1.1 million to support the Company’s clinical development efforts. These increases were offset by a decrease of $0.4 million in computer and research supplies expense.

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

In 2006, general and administrative expenses increased by 20% to $11.6 million as compared to $9.6 million in 2005. The $2.0 million increase was due primarily to increases in patent expenses of $0.5 million, facilities expenses of $0.2 million, and salary and benefits expense of $1.7 million, which included a $1.1 million increase in non-cash stock compensation expense associated with the adoption of SFAS No. 123R. These increases were offset by a decrease in legal and other administrative expenses of $0.4 million.

Other income was $2.5 million in 2006 compared to $3.0 million in 2005. The $0.5 million decrease in 2006 was primarily due to a decrease in interest income and the amortization of premiums and discounts on investments resulting from a lower average balance of marketable securities in 2006 compared to 2005.

The Company recognized Connecticut income tax benefits of $1.3 million and $0.4 million in 2006 and 2005, respectively. The 2006 and 2005 benefits were the result of Connecticut legislation which allows the Company to obtain cash refunds from the State of Connecticut for a portion of research and development tax credits in exchange for foregoing the carryforward of these credits into future tax years. Prior to 2006, the Company recorded the sale of the credits for the prior year at the time of filing the previous year’s tax return, typically in September of the following year. In 2006, the Company determined that it is more likely than not that it will continue to sell the credits to the state for cash. Therefore, as a result of this change in estimate, the Company recorded the sale of credits generated for 2006 in the year ended December 31, 2006 as well as the sale of credits generated for 2005. See Note 7 for additional information.

Years Ended December 31, 2005 and 2004

Operating revenues for 2005 were $7.6 million compared to $19.2 million in 2004. The $11.6 million decrease in 2005 was primarily due to the termination of the Company’s research collaboration with Aventis in September 2004 (discussed below) and the recognition in April 2004 of $3.0 million from the achievement of a preclinical milestone in the Merck Agreement. Total revenue from the Aventis collaboration in 2004 was $9.0 million, which included $5.9 million in license fees (of which $3.9 million was from the acceleration of all remaining previously deferred license revenue upon the termination) and $3.1 million in research funding. License fees from the Merck Agreement were $3.6 million in 2005 as compared to $3.0 million in 2004, primarily due to $0.6 million recognized in 2005 from the license payment of $2.5 million received in December 2004, revenue from which is being recognized ratably over four years (from initial recognition through the duration of the research program). Research revenue from the Merck Agreement decreased to $3.9 million in 2005 from $4.2 million in 2004.

Research and development expenses for 2005 were $38.5 million compared to $31.3 million in 2004, which was a $7.2 million or 23% increase. Spending on clinical trials and development costs increased for several of the Company’s programs. Outsourced expenses of $2.8 million were incurred for three Phase 1 clinical trials and the commencement of the Phase 2 clinical trial for NG2-73 for insomnia in 2005, compared to expenses of $1.0 million in 2004 for the completion of the Company's exploratory Phase 2a clinical trials (for both asthma and rheumatoid arthritis indications) in the C5a program. Outsourced development expenses for toxicology studies, chemical manufacturing and formulations related to the insomnia, obesity, and depression/anxiety programs increased by $3.4 million to $6.9 million in 2005 compared to development spending of $3.5 million in 2004, of which $4.4 million and $2.2 million of the development expenses in 2005 and 2004, respectively, were for insomnia program costs. Staff salary and benefit expense (to support the Company’s development efforts) increased by $1.5 million to $17.2 million, which included an average headcount increase of 5% in 2005. Utility costs increased $0.2 million to $1.0 million in 2005.

In 2005, general and administrative expenses increased by 6% to $9.6 million as compared to $9.1 million in 2004. The $0.5 million increase was due primarily to increases in salary and benefits expense of $0.4 million and in recruiting expenses of $0.1 million in 2005.

Other income was $3.0 million in 2005 compared to $2.3 million in 2004. The $0.7 million increase in 2005 was primarily due to an increase in interest income resulting from a higher average level of marketable securities in 2005, offset by a slight increase in interest expense and a decline in realized gains on the sale or maturity of investments.

The Company recognized Connecticut income tax benefits of $0.4 million and $0.3 million in 2005 and 2004, respectively, a portion of which in 2005 related to employee stock options and was recorded to Additional Paid-In Capital. The 2005 and 2004 benefits were the result of Connecticut legislation which allows the Company to obtain cash refunds from the State of Connecticut for a portion of research and development tax credits in exchange for foregoing the carryforward of these credits into future tax years. See Note 7 for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At December 31, 2006 and December 31, 2005, cash, cash equivalents and marketable securities in the aggregate were $107.6 million and $115.4 million, respectively. A total amount of $28.3 million of the marketable securities at December 31, 2006, had maturities beyond one year. However, the Company can and may liquidate such investments prior to maturity to meet its operating, strategic and/or investment objectives. The Company’s combined cash and other short-term investments decreased in 2006 due to funding of operating expenses and payments on outstanding loans (described below), partially offset by the receipt of net proceeds of $37.2 million from an offering of common stock in December 2006.

The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of operating needs and financing events. The Company intends to use its cash to pursue the further development of compounds in human clinical trials, the capabilities of its drug discovery platform and to enhance its capacity to pursue new drug targets, as well as fund general and corporate overhead. Neurogen believes this may allow it to retain a greater portion of commercial rights, potentially establish more valuable partnerships, and retain greater control over the drug development process.

Debt Arrangements

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. ("CII"). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years. The interest rate on the CII facility is fixed at an annual rate of 7.5%, and the interest rate on the Webster facility, tied to the one month LIBOR rate, averaged 7.5% and 5.7% in 2006 and 2005, respectively. Of these amounts borrowed, $6.7 million and $3.7 million remained outstanding as of December 31, 2006 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.5 million in principal payments is due and payable in each of the next five years as well as a balloon payment of $1.0 million on the mortgage loan with Webster Bank upon maturity in December 2011. Thereafter, the remaining aggregate balance of approximately $2.0 million is payable in regular monthly installments to CII until the scheduled maturity date. As of December 31, 2006, Neurogen does not have any significant lease or capital expenditure commitments.

Under the terms of the amended Webster Bank facility agreement, the Company is required to comply with certain covenants, including a requirement that the Company maintain at least $25.0 million in cash and/or marketable securities. A separate loan-to-value covenant required that the ratio of the outstanding loan balance less any cash collateral to the appraised value of the real property not exceed 85%. In January 2004, the Company was notified by Webster Bank that an appraisal received by the Bank suggested that the value of the property had declined. In March 2004, the Company paid down the balance of the principal by $1.6 million over previously scheduled payments, in exchange for amending the loan agreement to remove the loan-to-value covenant.

Following notification from Webster Bank of the lower appraised value of its property, the Company reviewed the carrying value of its buildings and improvements for possible impairment and recoverability pursuant to SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." Based on the Company's estimated future cash flows for the remaining useful lives of the building and improvements, the Company concluded that the carrying value of the assets was recoverable as defined by SFAS 144. Therefore, the Company determined that it was unnecessary to record an impairment loss or adjust the carrying value of the Company's buildings and improvements.

Evaluation of Investments for Other-Than-Temporary Impairment

In accordance with FASB Staff Position (“FSP”) SFAS No. 115-1 and SFAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” the Company reviewed its marketable securities portfolio, which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt obligations, for potential other-than-temporary impairment. Gross unrealized losses related to the Company’s investments totaled $0.9 million (an aggregate fair value of $51.4 million for all investments in unrealized loss positions) as of December 31, 2006. All marketable securities held at December 31, 2006 have been in a continuous loss position for twelve months or more and the related unrealized loss was $0.9 million. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality.

The Company believes it has the ability and intends to hold investments that mature in the next twelve months until maturity and thereby recover the fair market value. Unrealized losses related to securities that mature beyond the next twelve months, and that have been in a continuous unrealized loss position for twelve months or more, amounted to $0.7 million, or 2.5%, of the total market value of such marketable securities as of December 31, 2006. The Company has not recorded any losses for other-than-temporary impairment at this time; however, if interest rates rise and such unrealized losses become more significant, the Company may record impairment losses. In evaluating the unrealized losses, the Company considered the nature of the investments, current credit ratings, maturity dates and the Company’s projected cash requirements.

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

The Company may from time to time, as warranted by its operating and strategic requirements, augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. The
Company filed an S-3 registration statement that became effective in February 2003, under which the Company may issue debt, common or preferred stock or warrants of up to $75.0 million in total financing. To date, the Company has issued approximately $55.0 million in common stock pursuant to this S-3 registration statement. In January 2004, the Company received $15.0 million from Merck for the purchase of 1,783,252 shares. In December 2006, the Company received approximately $40.0 million (before transaction costs) in a public offering of 6,993,000 shares. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms if at all.

In May 2004, the Company filed with the SEC a registration statement on Form S-3 to enable the resale of 14,285,760 shares of newly issued shares of Neurogen common stock acquired in a private placement transaction by Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family. The registration statement became effective in November 2004.

The Company is in the early stage of product development. The Company has not derived any product revenues from product sales and does not expect to derive any product revenues for at least the next several years if at all. Prior to deriving any such product revenues, the Company expects to incur significant losses and negative cash flows that in the aggregate could exceed the Company's existing cash resources. To provide cash to fund its operations until such time as it achieves sustainable revenues, the Company relies extensively on its ability to develop drug discovery programs of sufficient value to either partner the programs with pharmaceutical companies or raise capital through equity or debt financings.

To the extent that drug candidates progress in the Company's currently unpartnered programs, such as its proprietary insomnia program, its program to treat obesity, its program for the treatment of depression and anxiety, or earlier stage programs, such progress could lead to the opportunity to partner on terms which provide capital, revenues and cash flows to the Company or the opportunity to raise capital through equity or debt offerings. If unpartnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all.

To the extent that drug candidates progress in the Company's VR1 program partnered with Merck, such progress could result in milestone payments and additional research and development funding to the Company under the Merck Agreements. Such progress could also provide the opportunity to raise capital through equity offerings. If the VR1 program does not progress or does not progress on schedule, such opportunities would be delayed or may not materialize at all. The Company does not have control over the progress of the VR1 program.

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

Neurogen anticipates that its current cash balance, as supplemented by research funding pursuant to its collaborative research agreement with Merck, will be sufficient to fund its current and planned operations through mid-2008. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to: the progress of the Company's research and development programs; the timing and results of preclinical testing and clinical studies; the timing of regulatory approvals; technological advances; determinations as to the commercial potential of its proposed products; the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. Many of these factors could significantly increase the Company's expenses and use of cash.

Tax Benefits

As of December 31, 2006, the Company had approximately $210.3 million of net operating loss carryforwards and $11.8 million of research and development credit carryforwards available for federal income tax purposes, which expire in the years 2007 through 2026.  When the Company filed its 2005 federal tax return in September 2006, it capitalized research and development expenditures for federal tax purposes of $38.5 million, which reduced its federal net operating loss carryover. The Company also has approximately $173.2 million in Connecticut state tax net operating loss carryforwards, which expire in the years 2020 through 2026, and $7.3 million of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period. The Company has provided a valuation allowance for the full amount of its net deferred tax asset.

Connecticut tax law allows certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryforward of these credits into future tax years. In 2006 and 2005, the Company received payments of $1.1 million and $0.3 million, respectively, from the State of Connecticut for the exchange of research and development credits. The amount received in 2006 related to credits generated during the years ended December 31, 2004 and 2005 as well as payments resulting from prior year adjustments negotiated with the State of Connecticut for the years ended December 31, 2000 and 2003. The amount received in 2005 was related to the credits generated during the year ended December 31, 2003. See Note 7 for further information regarding these credits.

Due to “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods. In 2006, the Company reviewed its changes in ownership through a testing date of December 31, 2005, and determined that an ownership change occurred in 2005. The change of ownership did not have the effect of reducing the amount of net operating loss carryforwards but has limited approximately $1.1 million of the tax credits existing at the date of the ownership change that the Company may utilize in the taxable years following the change.

Contractual Obligations

The following table sets forth a summary of the Company's commitments as of December 31, 2006 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term Debt	$13,359	$2,201	$4,126	$4,613	$2,419
Operating Lease Obligations	65	32	33	-	-
Total	$13,424	$2,233	$4,159	$4,613	$2,419

The above amounts include future interest payments. The portion of the interest payments related to the Company's mortgage loan agreement, which carries a floating interest rate based on the one month LIBOR rate, was estimated based on the applicable interest rate of 7.85% as of December 2006. The table excludes potential future payments to Wyeth for the in-licensing of Aplindore (as described below).

The Company has no off-balance sheet arrangements.

IN-LICENSING AGREEMENT

Wyeth
In November 2006, Neurogen acquired worldwide rights to Aplindore, a small molecule partial agonist for the D2 dopamine receptor, from Wyeth Pharmaceuticals, a division of Wyeth (“Wyeth”). Along with the initial $3.0 million license fee paid upon signing, which was expensed in the fourth quarter of 2006, Neurogen will pay Wyeth for the shipment of compound material suitable for Phase 2 trials and approximately $0.3 million in annual maintenance fees upon the annual anniversaries of the effective date of the agreement until NDA approval. There is also potential for Neurogen to pay milestone payments upon the successful achievement of clinical development and regulatory events and eventual commercialization in identified countries as well as royalties on worldwide sales. Neurogen has the option to terminate the agreement by providing 90 days advance written notice to Wyeth. Neurogen expects to commence Phase 2 trials in Parkinson's disease and restless legs syndrome (“RLS”) with Aplindore in late 2007. The compound was initially developed by Wyeth for use in schizophrenia, and Wyeth had studied the compound in six Phase 1 clinical trials involving over 100 healthy volunteers and over 100 schizophrenic patients.

RESEARCH COLLABORATIONS

Merck
In December 2003, Neurogen entered into a collaboration agreement with Merck to research, develop, and commercialize small molecule medicines, which work by targeting the vanilloid receptor (“VR1”), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Merck Agreement, the Company received a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15.0 million. Merck agreed, among other things, to fund a specified level of discovery and research resources for an initial three year period and to pay additional license fees (totaling $7.0 million) on the first three anniversary dates of the collaboration. Under the Merck Agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

The agreement provided Merck the option to extend the discovery and research effort for up to an additional two years. On September 29, 2006, Neurogen and Merck agreed to amend the Research Collaboration and License Agreement to extend the research program component of their VR1 collaboration for one year until December 28, 2007. Neurogen expects the companies will conclude the research program once a sufficient number of candidates have been advanced. Under the amended collaboration agreement, Merck has the option to end the research program component of the collaboration and the remainder of any associated funding by providing 90 days advance written notice to Neurogen. No other changes were made to the terms of the original agreement. Merck has not exercised the right to terminate as of the date of this filing. Merck retains the option to extend the discovery and research effort for up to an additional year beyond December 28, 2007.

As of December 31, 2006, the Company had received $11.9 million of research funding from Merck, two $2.5 million license payments on the first and second anniversary dates of the collaboration in December 2004 and 2005 and one $2.0 million license payment on the third anniversary date of the collaboration in December 2006. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. Milestones received to date include a preclinical milestone of $3.0 million in the second quarter of 2004, a clinical milestone of $2.0 million received in the first quarter of 2006 and a second clinical milestone of $3.0 million received in October 2006. See the Company’s critical accounting policies for revenue recognition policy.

Aventis
In December 2001, Neurogen entered into a collaboration and license agreement with Aventis, pursuant to which Aventis made an initial payment of $10.0 million, which was recognized ratably over the then-expected performance period of five years (which covered the initial term of three years and possible extensions of up to another two years). In addition, Aventis agreed to fund a specified level of Neurogen resources for three years for the discovery and research of CRF-1 receptor-based drugs for a broad range of indications, including depression and anxiety disorders. As of December 31, 2004, the Company had received an aggregate of $11.3 million of research funding from Aventis since the commencement of the collaboration. Also, in December 2003, Neurogen and Aventis achieved a preclinical milestone that triggered a payment of $1.0 million to Neurogen, which was received in January 2004.

On September 9, 2004, Aventis informed Neurogen that, as a result of the combination of Sanofi-Synthelabo and Aventis, the Company's collaboration with Aventis relating to CRF-based drugs would terminate on December 8, 2004. As required by the Aventis Agreement, Aventis transferred to Neurogen development and commercialization rights to CRF-1 compounds developed under the agreement and funded Neurogen's resources working on the program until the effective date of termination. The termination resulted in the accelerated recognition of $3.9 million in previously deferred license revenue in 2004. Consistent with the guidance in Accounting Principles Board ("APB") Opinion 20 that related to a change in accounting estimate, the remaining unearned license revenue as of the end of August 2004 was recognized ratably over the period from September to December 2004. No revenue was recognized in 2005 or 2006 under the Aventis Agreement. Neurogen now owns all commercial rights to the CRF-1 program.

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company’s adoption of SAB 108 for the full year ending December 31, 2006 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which includes an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard is effective for an entity’s financial statements issued as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not evaluated the impact that its adoption in the first quarter of 2008 will on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company's investment portfolio includes investment grade debt instruments. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Increasing interest rates have led to a decline in market values of fixed-rate investments held as of December 31, 2006. The Company considers such impairment as temporary because of its ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

Fair value of investments with expected maturities in the following years (in thousands):

	2007	2008	2009	Total
Fixed Rate Investments	$23,052	$19,552	$8,797	$51,401

Weighted Average Interest	3.6%	4.2%	3.7%	3.9%

Capital market risk. The Company currently has no product revenues and is dependent on funds raised through other sources. One source of funding is through collaborative partnerships with large pharmaceutical companies, which sometimes include an equity purchase by Neurogen’s partner. Another source of funding is further equity offerings to financial investors. The ability of the Company to raise funds in both of these cases, and the desirability of raising such funds, is dependent upon capital markets forces affecting the price of the Company’s stock. These market forces, which fluctuate widely and frequently in the biotechnology capital markets, include both general market conditions and specific conditions, such as the stock performance of peer companies, rotation of funds from various market sectors, including sectors defined by market capitalization, stage of development or therapeutic focus and the activities of large holders of individual stocks. Because a significant majority of Neurogen’s stock is held by only a few institutions and the average trading volume of the stock is relatively low, changes in general or specific market conditions can significantly impact the stock price of the Company.

The Company matches employee contributions into the Neurogen Corporation 401(k) Retirement Plan with shares of Neurogen common stock. Due to the recently enacted Pension Protection Act (the “PPA”) of 2006, on January 2, 2007, funds representing approximately 200,000 shares of the Company’s stock held in the Plan, which were deposited over a period of several years as Company matching contributions, became available for transfer by participants in the Plan to other investment options within the Plan. In addition, all new matching contributions into the Plan will be freely transferable. If Plan participants choose to transfer their matched stock from prior to January 2, 2007 into other investment options within the Plan, some or all of the 200,000 shares may then be sold by the Plan on the NASDAQ Stock Market. Prior to the implementation of the PPA, a participant in the Plan was not allowed to trade his or her matched stock until the participant terminated employment and withdrew his or her plan balance. Before January 2009, an additional 330,000 shares of stock in the Plan deposited as matched contributions made prior to January 2, 2007 will become eligible for transfer to other investment options within the Plan. To the extent that participants holding an interest in such shares elect to transfer amounts to other funds, such shares could be sold by the Plan on the NASDAQ Stock Market.

NEUROGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$56,170	$11,241
Marketable securities	51,401	104,119
Receivables from corporate partners	209	157
Other current assets, net	2,813	2,892
Total current assets	110,593	118,409
Property, plant & equipment:
Land, building and improvements	31,682	31,309
Equipment and furniture	18,509	18,146
Construction in progress	85	140
	50,276	49,595
Less accumulated depreciation and amortization	23,191	21,327
Net property, plant and equipment	27,085	28,268
Other assets, net	61	87
Total assets	$137,739	$146,764
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,481	$6,354
Unearned revenue from corporate partners, current portion	7,520	5,158
Loans payable, current portion	1,454	1,434
Total current liabilities	17,455	12,946
Unearned revenue from corporate partners, net of current portion	6,768	8,880
Loans payable, net of current portion	8,976	10,430
Total liabilities:	33,199	32,256
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 50,000 shares; issued and outstanding 41,774 and
34,617 shares at December 31, 2006 and December 31, 2005, respectively	1,044	865
Additional paid-in capital	336,795	294,436
Accumulated deficit	(232,442)	(178,666)
Deferred compensation	-	(483)
Accumulated other comprehensive income	(857)	(1,644)
	104,540	114,508
Total liabilities and stockholders’ equity	$137,739	$146,764

See accompanying notes to consolidated financial statements

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Operating revenues:
License fees	$4,467	$3,632	$8,890
Research and development	5,346	3,926	10,290
Total operating revenues	9,813	7,558	19,180

Operating expenses:
Research and development	55,853	38,487	31,279
General and administrative	11,560	9,628	9,115
Total operating expenses	67,413	48,115	40,394
Operating loss	(57,600)	(40,557)	(21,214)
Other income (expense):
Investment and other income	3,360	3,839	3,029
Interest expense	(841)	(795)	(716)
Total other income, net	2,519	3,044	2,313
Loss before income taxes	(55,081)	(37,513)	(18,901)
Income tax benefit	1,305	393	308
Net loss	$(53,776)	$(37,120)	$(18,593)
Basic and diluted loss per share	$(1.55)	$(1.08)	$(0.63)
Shares used in calculation of loss per share:
Basic and diluted	34,789	34,318	29,703

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount

Balance at December 31, 2003	18,095	$452	$177,505	$(122,953)	$(1,986)	$421	$53,439

Stock issued in private placements, net of offering expenses of $0.8 million	14,286	357	98,842	-	-	-	99,199
Issuance of shares for cash pursuant to corporate partner agreement, net of offering expenses	1,783	45	14,913	-	-	-	14,958
Issuance of restricted stock	50	1	474	-	(475)	-	-
Cancellation of restricted stock	(30)	(1)	(221)		85	-	(137)
Recognition of compensation expense	-	-	19	-	1,068	-	1,087
Issuance of stock options to consultants	-	-	-	-	48	-	48
Exercise of stock options	258	6	1,597	-	-	-	1,603
Stock issued for 401(k) match	51	2	398	-	-	-	400

Comprehensive loss:
Net loss	-	-	-	(18,593)	-	-	(18,593)
Change in unrealized loss on marketable securities	-	-	-	-	-	(1,282)	(1,282)

Total comprehensive loss							(19,875)

Balance at December 31, 2004	34,493	$862	$293,527	$(141,546)	$(1,260)	$(861)	$150,722

Issuance of restricted stock	25	-	155	-	(155)	-	-
Recognition of compensation expense	-	-	-	-	929	-	929
Issuance of stock options to consultants	-	-	119	-	3	-	122
Exercise of stock options	22	1	85	-	-	-	86
Stock issued for 401(k) match	77	2	508	-	-	-	510
Tax benefit from stock option exercises	-	-	42	-	-	-	42

Comprehensive loss:
Net loss	-	-	-	(37,120)	-	-	(37,120)
Change in unrealized loss on marketable securities	-	-	-	-	-	(783)	(783)

Total comprehensive loss							(37,903)

Balance at December 31, 2005	34,617	$865	$294,436	$(178,666)	$(483)	$(1,644)	$114,508

Stock issued in public offering, net of offering expenses of $2.8 million	6,993	175	37,038	-	-	-	37,213
Recognition of compensation expense on restricted stock	-	-	381	-	-	-	381
Reclassification of deferred compensation to Additional Paid-in Capital related to the adoption of SFAS No. 123R	-	-	(483)	-	483	-	-
Issuance of stock options to consultants	-	-	39	-	-	-	39
Exercise of stock options	17	-	65	-	-	-	65
Stock issued for 401(k) match	147	4	896	-	-	-	900
Compensation expense	-	-	4,423	-	-	-	4,423

Comprehensive loss:
Net loss	-	-	-	(53,776)	-	-	(53,776)
Change in unrealized loss on marketable securities	-	-	-	-	-	787	787

Total comprehensive loss							(52,989)

Balance at December 31, 2006	41,774	$1,044	$336,795	$(232,442)	$-	$(857)	$104,540

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(53,776)	$(37,120)	$(18,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,356	2,493	2,511
Amortization of investment premium/discount	539	1,161	1,133
Non-cash compensation expense	4,922	1,145	1,126
401(k) match expense	900	510	399
Loss on disposal of assets	171	7	94
Changes in operating assets and liabilities:
(Increase) decrease in receivables from corporate partners	(52)	129	16,676
(Increase) decrease in other assets, net	26	(187)	(618)
Increase (decrease) in accounts payable and accrued expenses	2,127	2,051	(517)
Decrease in unearned revenue from corporate partners	250	(1,482)	(5,340)
Net cash used in operating activities	(42,537)	(31,293)	(3,129)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,344)	(1,860)	(1,419)
Purchases of marketable securities	-	(21,303)	(164,135)
Maturities and sales of marketable securities	52,966	52,194	61,284
Proceeds from sales of assets	-	-	51
Net cash provided by (used in) investing activities	51,622	29,031	(104,219)
Cash flows from financing activities:
Principal payments under loans payable	(1,434)	(1,414)	(2,972)
Exercise of employee stock options	65	86	1,603
Proceeds from sale of common stock	37,213	-	114,157
Net cash provided by (used in) financing activities	35,844	(1,328)	112,788
Net increase (decrease) in cash and cash equivalents	44,929	(3,590)	5,440
Cash and cash equivalents at beginning of period	11,241	14,831	9,391
Cash and cash equivalents at end of period	$56,170	$11,241	$14,831

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - Neurogen Corporation ("Neurogen" or the "Company") is a company engaged in the discovery and development of new drugs for a broad range of pharmaceutical uses. Neurogen is focused on discovering new small molecule drugs where existing therapies achieve limited therapeutic effects or produce unsatisfactory side effects. The Company has not derived any revenue from product sales to date.

USE OF ESTIMATES - The preparation of Neurogen's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions and exercise judgment, which affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates and exercises judgment in the valuation of marketable securities and investments, evaluation of investments for other-than-temporary impairment, revenue recognition, collaboration costs, clinical trial costs, income taxes, accruals and stock compensation. Actual amounts and outcomes could differ from those estimates.

CASH EQUIVALENTS AND MARKETABLE SECURITIES - The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase. The carrying values of cash equivalents at December 31, 2006 and 2005 were approximately $55,665,000 and $11,081,000, respectively.

Marketable securities at each of December 31, 2006 and December 31, 2005 consisted of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt securities. At December 31, 2006, maturities ranged from approximately one month to approximately 2 1/3 years and at December 31, 2005 from approximately one month to approximately 3 1/3 years. The Company has classified all marketable securities as current under ARB 43 paragraph 4. Such guidance indicates that a current classification is appropriate for resources such as marketable securities representing the investment of cash available for current operations.

The fair value of these securities is subject to volatility and change. The Company considers its investment portfolio to be available-for-sale securities as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available for sale securities are carried at fair value with the unrealized gains and losses reported as other comprehensive income. Realized gains and losses have been determined by the specific identification method and are included in investment income. Classifications of the Company's marketable securities as other than available-for-sale pursuant to SFAS No. 115 would possibly result in material impacts to the valuation of the securities and investment income. The Company recognized gross realized gains of $1,000, $20,000 and $331,000 in 2006, 2005, and 2004, respectively. Gross realized losses were $4,000, $117,000 and $17,000 in 2006, 2005, and 2004, respectively.

Neurogen periodically reviews its marketable securities portfolio for potential other-than-temporary impairment and recoverability.  Gross unrealized losses for all investments in an unrealized loss position on the Company's investments totaled $857,000 (on aggregate fair value of $51,400,000) as of December 31, 2006. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality. Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company believes it has the ability and intends to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

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

LONG-LIVED ASSETS - In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 addresses the financial accounting and reporting for impairment or disposal of long-lived assets. This statement provides that (a) an impairment loss should only be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) the measurement of impairment loss should be based on the difference between the carrying amount and the fair value of the asset. It also provides that a long-lived asset (or asset group) should be tested for recoverability whenever events or changes in circumstances indicate that potential impairment has occurred. In addition, it provides for the use of probability-weighted cash flow estimates in the recoverability test. The Company performs an annual review for possible impairment indicators and, if any are noted, would then perform a more substantive review for potential impairment of the relevant long-lived asset (or asset group).

Neurogen adopted the provisions of SFAS No. 144 as of January 1, 2002. In January 2004, the Company was notified by Webster Bank of a new valuation which indicated a decline in the appraised value of the building and improvements that collateralize a mortgage loan from the Bank. As a result, the Company evaluated the building and improvements for potential impairment. Based on the Company's estimated probability-weighted cash flows for the remaining useful lives of the buildings and improvement, the Company concluded that these assets met the recoverability test specified by SFAS No. 144 and, therefore, no impairment loss should be recorded and adjustment in the carrying value was not necessary. The Company also concluded that the depreciable lives of these assets were appropriate.

REVENUE RECOGNITION - Periodically, Neurogen enters into collaborative research agreements that, among other things, generally provide for the funding to Neurogen of specified projects and the granting to Neurogen's partners of certain development and commercialization rights related to potential discoveries. Revenue under these arrangements typically includes upfront non-refundable fees, ongoing payments for specified levels of staffing for research, milestone payments upon occurrence of certain events and royalties on product sales, if ever.

Revenue recognized from collaborative agreements is based upon the provisions of Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition” and Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."

Non-refundable upfront license fees are recognized as revenue when there is a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and there are no further performance obligations under the license agreement. Multiple element arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. The upfront license payment would be recognized as revenue upon the delivery of the license only if the license had standalone value and the fair value of the undelivered performance obligations could be determined. If the fair value of the undelivered performance obligations could be determined, such obligations would then be accounted for separately as performed. If the license is considered to either: 1) not have standalone value or 2) have standalone value but the fair value of any of the undelivered performance obligations is not determinable, the arrangement would then be accounted for as a single unit of accounting and the upfront license payments would be recognized as revenue over the estimated period of when the performance obligations are performed.

When it is determined that an arrangement should be accounted for as a single unit of accounting, the company determines the period over which the performance obligations will be performed. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the performance obligations are expected to be completed. In addition, if the Company is involved in a steering committee as part of a multiple element arrangement that is accounted for as a single unit of accounting, an assessment is made as to whether the involvement constituted a performance obligation or a right to participate.

Collaborations may also contain substantive milestone payments. Milestone payments are considered to be performance payments that are recognized upon achievement of the milestone only if the milestone event is deemed to be substantive after considering all of the following conditions: 1) the milestone payment is non-refundable; 2) the achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; 3) substantive effort is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone and 5) a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment (the “Substantive Milestone Method”). Determination as to whether a milestone meets the aforementioned conditions involves management’s judgment. If any of the substantive milestone conditions are not met, the resulting payment would not be considered a substantive milestone and, therefore, the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue as such performance obligations are performed.

Royalty revenue will be recognized upon the sale of related products, provided that the royalty amounts are fixed and determinable, collection of the related receivable is reasonably assured and we have no remaining performance obligations under the collaborative agreement. If royalties are received when we have remaining performance obligations, the royalty payment would be attributed to the services being provided under the arrangement and, therefore, would be recognized as such performance obligations are performed.

In the financial statements, license fees revenue includes up-front, anniversary license payments and non-refundable fees under collaborative research agreements. Research revenue includes research funding for the Company's staffing on projects and milestone payments under collaborative agreements. Deferred revenue arises from the payments received for research and development to be conducted in future periods or for licenses of Neurogen's rights or technology where Neurogen has continuing obligations.

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

STOCK-BASED COMPENSATION - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS No. 123R”), using the modified prospective application transition method (“MPA”) and began recognizing compensation expense for the estimated fair value of all share-based payment awards. Under MPA, the Company valued and expensed new awards granted after December 31, 2005, based on their grant date fair values and vesting schedules. Awards that were granted prior to December 31, 2005 but that vested after December 31, 2005 were expensed utilizing the pro forma expense previously calculated under SFAS No. 123. As of December 31, 2006, no liability awards have been granted.

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

The Company primarily grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. Under SFAS No. 123R, stock-based compensation cost is measured based on the fair value of the award at the date of grant and is expensed over the service period of the award, which in most cases equals the vesting period. The Company has selected the Black-Scholes method to estimate the fair value of options. (Valuation assumptions are described in Note 5 to the condensed consolidated financial statements). The Company has also issued restricted stock to key executives, which has been and will continue to be recorded as expense over the vesting period based upon the market price of the stock at date of grant.

The Company occasionally grants stock option awards to consultants, which are accounted for pursuant to EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense is based upon the fair value of such awards over the performance period using the Black-Scholes method.

Management also evaluated the assumptions that underlie the valuation of share-based payment awards. Following is a summary of some of the principal assumptions and classifications:

•
The expected term of options granted represents the period of time that option grants are expected to be outstanding. In predicting the life of option grants, all stock options meet the definition of “plain vanilla” options under SAB No. 107 with the exception of option grants to the Board of Directors, and therefore, the “simplified” method was used to calculate the term for grants other than the Board of Directors. The expected term for Board of Directors grants was calculated based upon historical analysis. The expected term used during 2006 was not significantly different from the expected term used when following the disclosure-only provisions of SFAS No. 123.

•	Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences. The cumulative effect of restricted stock forfeitures was immaterial.

•
In predicting expected volatility, assumptions were based solely upon historical volatilities of the Company’s stock, over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since future volatility is expected to be consistent with historical.

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

INCOME TAXES - The liability method of SFAS No. 109, "Accounting for Income Taxes," is used to account for income taxes. Deferred tax assets and liabilities are determined based on net operating loss carryforwards and differences between financial reporting and income tax bases of assets and liabilities. Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The issuance of FIN 48, “Accounting for Uncertainty in Income Taxes,” which is effective for periods beginning after December 15, 2006, is currently being evaluated by the Company. The Company does not believe that the adoption of FIN 48 in the first quarter of 2007 will have a material impact on the Company’s financial statements.

EARNINGS (LOSS) PER SHARE ("EPS") - Basic EPS is calculated in accordance with SFAS No. 128, "Earnings per Share," by dividing income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Total stock options and unvested restricted stock not included in the calculation of common shares outstanding (including both exercisable and nonexercisable) as of December 31, 2006, 2005 and 2004 were 5,505,345, 5,658,142 and 5,977,863 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include cash and cash equivalents, marketable securities, and loans payable. Cash and cash equivalents and marketable securities are carried at fair value. Loans payable are carried at cost, which the Company believes approximates fair value.

RECLASSIFICATIONS - Certain reclassifications have been made to the 2004 and 2005 financial statements in order to conform to the 2006 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”   The Statement permits fair value remeasurement for any hybrid financial instrument.   The standard is effective for all financial instruments acquired after the beginning of the entity’s first fiscal year that begins after September 15, 2006.  The Company does not believe that its adoption in the first quarter of 2007 will have a material impact on the Company’s financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company’s adoption of SAB 108 for the full year ending December 31, 2006 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which includes an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard is effective for an entity’s financial statements issued as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company has not evaluated the impact that its adoption in the first quarter of 2008 will have on the Company’s financial statements.

2. COLLABORATIONS

WYETH

In November 2006, Neurogen acquired worldwide rights to Aplindore, a small molecule partial agonist for the D2 dopamine receptor, from Wyeth Pharmaceuticals, a division of Wyeth (“Wyeth”). Along with the initial $3,000,000 license fee paid upon signing, which was expensed in the fourth quarter of 2006, Neurogen will pay Wyeth for the shipment of compound material suitable for Phase 2 trials and $250,000 in annual maintenance fees upon the annual anniversaries of the effective date of the agreement until NDA approval. There is also potential for Neurogen to pay milestone payments upon the successful achievement of clinical development and regulatory events and eventual commercialization in identified countries as well as royalties on worldwide sales. Neurogen has the option to terminate the agreement by providing 90 days advance written notice to Wyeth.

MERCK

In December 2003, Neurogen entered into a collaboration and license agreement (the "Merck Agreement") with Merck Sharp & Dohme Limited ("Merck") to research, develop, and commercialize small molecule medicines which work by targeting the vanilloid receptor ("VR1"), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Agreement, the Company received from Merck a payment of $15,000,000 for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15,000,000. Merck has agreed, among other things, to fund a specified level of discovery and research resources for three years and to pay additional license fees on the first three anniversary dates of the collaboration (totaling $7,000,000). In December 2004 and 2005, the Company received from Merck license fee payments of $2,500,000 for the first and second anniversary dates of the collaboration; the Company received $2,000,000 for the third anniversary date in December 2006. The agreement provided Merck the option to extend the discovery and research effort for up to an additional two years. On September 29, 2006, Neurogen and Merck agreed by amending the Research Collaboration and License Agreement to extend the research program component of their VR1 collaboration for one year to December 28, 2007. Neurogen expects the companies will conclude the research program once a sufficient number of candidates have been advanced. Under the amended collaboration agreement, Merck has the option to end the research program component of the collaboration by providing 90 days advance written notice to Neurogen. No other changes were made to the terms of the original agreement. Merck had not exercised the right to terminate as of the date of this filing. Merck retains the option to extend the discovery and research effort for up to an additional year beyond December 28, 2007.

As of December 31, 2006, the Company has received $11,923,000 of research funding from Merck, one $15,000,000 up-front license fee, two $2,500,000 license payments on the first and second anniversary dates of the collaboration in December 2004 and 2005 and one $2,000,000 license payment on the third anniversary date of the collaboration in December 2006. The Merck up-front license fee and the anniversary payments are accounted for as single unit of accounting and accordingly such payments are being recognized ratably over the expected five-year performance period of the collaboration, with subsequent anniversary payments recognized ratably over the remaining duration of the research program.

The Company recognized license revenue (related to the non-refundable $15,000,000 up-front payment and $7,000,000 of anniversary payments) of $4,467,000, $3,632,000 and $3,005,000 in 2006, 2005 and 2004, respectively. The Company recognized research funding as services are performed on a straight-line basis over each annual period, and such revenue amounted to $3,062,000, $3,926,000 and $4,200,000 in 2006, 2005 and 2004, respectively.

The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. Milestones received to date include a preclinical milestone of $3,000,000 in the second quarter of 2004, a clinical milestone of $2,000,000 received in the first quarter of 2006 and a second clinical milestone of $3,000,000 received in the fourth quarter of 2006. Neurogen considered the non-refundable milestone payment related to the identification of a preclinical candidate in the second quarter of 2004 and the enrollment of the first patient in the first human clinical trial in the first quarter of 2006 as substantive milestones and recognized those as revenue upon receipt. Milestones received for achievements in later stages of bringing a drug to market such as the enrollment of the first patient in a Phase 2 trial or the filing of a new drug application (“NDA”) are not substantive for Neurogen since the effort and responsibility has shifted from Neurogen to Merck to achieve these milestones. Therefore, the Company recognized the $3,000,000 received in the fourth quarter 2006 in the same manner as the anniversary license payments, which is over the remaining duration of the research program.

Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

For the years ended December 31, 2006, 2005 and 2004, the Company recognized $9,813,000, $7,558,000 and $10,205,000, respectively, in total revenue under the Merck Agreement.

AVENTIS

In December 2001, Neurogen entered into a collaboration and license agreement (the "Aventis Agreement") with Aventis Pharmaceutical, Inc. ("Aventis") pursuant to which Aventis made an initial payment of $10,000,000, which was recognized ratably over the then-expected performance period of five years covering the initial term of three years and possible extensions of up to another two years. In addition, Aventis agreed to fund a specified level of Neurogen resources for three years to work on the discovery and research of CRF-1 receptor-based drugs for a broad range of indications, including depression and anxiety disorders.

On September 9, 2004, Aventis informed Neurogen that, as a result of the combination of Sanofi-Synthelabo and Aventis, the Company's collaboration with Aventis relating to CRF-based drugs would terminate on December 8, 2004. As required by the Aventis Agreement, Aventis transferred to Neurogen development and commercialization rights to CRF-1 compounds developed under the agreement and funded Neurogen's resources working on the program until the effective date of termination. The termination resulted in the accelerated recognition of $3,885,000 in previously deferred license revenue in 2004. Consistent with the guidance in Accounting Principles Board ("APB") Opinion 20 that related to a change in accounting estimate, the remaining unearned license revenue as of the end of August 2004 was recognized ratably over the period from September to December 2004. For the years ended December 31, 2006, 2005 and 2004, respectively, the Company recognized $0, $0 and $8,975,000 in total revenue under the Aventis Agreement. Currently, Neurogen owns all commercial rights to the CRF program.

COLLABORATION COSTS

While the Company does not currently maintain a historical cost accounting system to accurately track costs on an individual project basis, it does maintain a system to record the level of staffing time spent on its research and development projects. Based primarily on the amount of staffing time spent on collaboration projects as recorded in this system, the Company calculated the approximate aggregate amounts of research and development costs incurred in connection with all of the Company's research collaborations were $5,640,000, $4,280,000 and $7,932,000 in 2006, 2005 and 2004, respectively. These collaborations generated $9,813,000, $7,558,000 and $19,180,000 in revenues, including license fees, research funding, and milestone revenues, recognized in 2006, 2005 and 2004, respectively.

3. MARKETABLE SECURITIES

The following tables summarize the Company’s marketable securities (in thousands):

	December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government notes	$11,997	$-	$(152)	$11,845
Corporate notes and bonds	40,261	-	(705)	39,556
Total	$52,258	$-	$(857)	$51,401

	December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government notes	$29,492	$-	$(462)	$29,030
Corporate notes and bonds	76,272	37	(1,220)	75,089
Total	$105,764	$37	$(1,682)	$104,119

The following table summarizes investment maturities at December 31, 2006 (in thousands):

	Amortized Cost	Fair Value
Less than one year	$23,234	$23,052
Due in 1 to 2 1/3 years	29,024	28,349

Total	$52,258	$51,401

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Obligations and Direct Obligations of U.S.	$-	$-	$11,845	$(152)	$11,845	$(152)
Asset Backed Securities	-	-	3,441	(69)	3,441	(69)
Corporate Bonds	-	-	36,115	(636)	36,115	(636)
Total	$-	$-	$51,401	$(857)	$51,401	$(857)

For the investments in all three categories shown in the above table (comprising 32 securities in aggregate), the unrealized losses were caused primarily by interest rate increases.

Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company believes it has the ability and intends to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31 are summarized as follows (in thousands):

	2006	2005
Accounts payable and other accrued expenses	$5,480	$4,025
Accrued employee compensation	3,001	2,329
	$8,481	$6,354

5. LOANS PAYABLE

On December 21, 2001, Neurogen entered into a commercial term mortgage loan agreement with Webster Bank collateralized by the Company's facilities at 15 and 35 Northeast Industrial Road, Branford, CT, whereby the lender provided gross proceeds of $17,500,000. The Company used these proceeds for general corporate purposes. The loan is repayable in monthly principal installments of approximately $97,000 over 10 years plus interest at a floating rate tied to the one month LIBOR rate. The effective interest rate at December 31, 2006 was 7.9%. A final balloon payment of $956,000 is due and payable on the maturity date of December 21, 2011. As of December 31, 2006, the amount outstanding on the mortgage was $6,692,000 and the carrying amount of assets pledged as collateral was $16,288,000.

Under the terms of the amended Webster Bank facility agreement, the Company is required to comply with certain covenants, including a requirement that the Company maintain at least $25,000,000 in cash and/or marketable securities. A separate loan to value covenant required that the ratio of the outstanding loan balance less any cash collateral to the appraised value of the real property not exceed 85%. In January 2004, the Company was notified by Webster Bank that an appraisal received by the Bank suggested that the value of the property had declined. In March 2004, the Company paid down the balance of the principal by $1,575,000 over previously scheduled payments, in exchange for amending the loan agreement to remove the loan to value covenant.

In October 1999, Neurogen entered into a financing arrangement with Connecticut Innovations, Inc. ("CII") collateralized by the property at 45 Northeast Industrial Road, whereby CII agreed to loan up to $5,000,000 to Neurogen for the purchase and development of a new building to create additional laboratory space. CII advanced Neurogen $1,912,280 for the purchase of the building in October 1999 and the remainder of the loan when renovation was substantially completed in July 2001. The loan is repayable in monthly installments of approximately $46,500 over 15 years, bearing interest at an annual rate of 7.5%. The loan with CII contains certain subjective acceleration clauses, which upon occurrence of certain events, may cause amounts due under the agreement to become immediately due and payable. The Company has no indication that it is in default of any such clauses and therefore has classified its debt based on the dates regular payments are due. As of December 31, 2006, the amount outstanding on the loan was $3,738,000 and the carrying amount of assets pledged as collateral was $6,834,000.

Scheduled maturities of total loans payable at December 31, 2006 are:

In Thousands
2007	$1,454
2008	1,477
2009	1,501
2010	1,527
2011	2,413
Thereafter	2,058
$10,430

6. STOCK OPTIONS AND RESTRICTED STOCK

The Company has certain stock incentive plans under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are generally granted at fair market value at the date of grant, with vesting schedules that range from immediate vesting (typically in the case of grants to consultants) to four or five years (typically in the case of grants to employees), and expire up to ten years after grant. Under all plans at December 31, 2006, there were 6,705,722 shares reserved for future issuance (of which 5,442,845 are reserved for options outstanding and 1,262,877 are available for future grant as options or restricted stock). In addition, 62,500 shares of unvested restricted stock issued from the plans remain outstanding as of December 31, 2006.

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

Management also evaluated the assumptions that underlie the valuation of share-based payment awards. Following is a summary of some of the principal assumptions and classifications:

•
The expected term of options granted represents the period of time that option grants are expected to be outstanding. In predicting the life of option grants, all stock options meet the definition of “plain vanilla” options under SAB No. 107 with the exception of option grants to the Board of Directors, and therefore, the “simplified” method was used to calculate the term for grants other than the Board of Directors. The expected term for Board of Directors grants was calculated based upon historical analysis. The expected term used during 2006 was not significantly different from the expected term used when following the disclosure-only provisions of SFAS No. 123.

•	Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences. The cumulative effect of restricted stock forfeitures was immaterial.

•
In predicting expected volatility, assumptions were based solely upon historical volatilities of the Company’s stock, over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since future volatility is expected to be consistent with historical.

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

The following table sets forth the pro forma amount of net loss and net loss per share for the years ended December 31, that would have resulted if the Company had accounted for stock option grants under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	2005	2004
Net loss as reported	$(37,120)	$(18,593)
Total stock-based compensation expense determined under fair value-based method for employee awards	(6,449)	(6,636)
Net loss pro forma	$(43,569)	$(25,229)
Basic and diluted loss per share as reported	$(1.08)	$(.63)
Basic and diluted loss per share-pro forma	$(1.27)	$(.85)

As a result of the adoption of SFAS No. 123R, deferred compensation of $483,000, as reported at December 31, 2005, was reclassified to additional paid-in capital in the first quarter of 2006.

Stock Options

The following table presents the combined activity of the Company’s stock option plans (excluding restricted stock) for the year ended December 31, 2006 as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	5,468,142	$13.17
Granted	656,000	5.82
Exercised	(17,007)	3.86
Canceled	(664,290)	16.07

Outstanding at December 31	5,442,845	$11.96	4.9	$919,954
Vested and expected to vest at December 31	5,321,644	$11.95	4.8	$905,850
Options exercisable at December 31	3,749,772	$14.02	3.7	$749,363

The total intrinsic value of options exercised during the twelve months ended December 31, 2006 was $29,000.

For the year ended December 31, 2006, the Company recorded $4,423,000 of expense for employee options as a result of SFAS No. 123R. Since the Company adopted SFAS No. 123R in the first quarter of 2006, no expense for such options was recorded for the year ended December 31, 2005. Since the Company currently maintains a full valuation allowance, no significant tax benefits have been recorded.

Option grants to employees that allow for immediate vesting due to retirement are expensed over the period from grant date to retirement eligibility date. Options granted to Board of Directors which allow for immediate vesting upon termination of service are expensed immediately.

The estimated weighted-average fair value at the date of grant for options granted in 2006, 2005, and 2004 was $3.81, $4.78, and $6.32, respectively, using the Black-Scholes method with the following weighted average assumptions:

	2006	2005	2004
Expected life	5.0-6.5 years	5.0 years	5.0 years
Risk-free interest rate	4.5%-5.2%	3.8%-4.4%	2.8%-3.9%
Volatility	73%-82%	77%-81%	87%
Expected dividend yield	0%	0%	0%

The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Less than $4.99	403,538	4.1	$3.97	368,429	$3.98
$5.00 - $7.49	1,157,430	7.9	6.28	330,709	6.51
$7.50 - $9.99	1,848,170	5.4	8.87	1,023,527	8.98
$10.00 - $14.99	443,239	1.7	13.04	437,839	13.08
$15.00 - $19.99	1,157,798	3.2	18.02	1,156,598	18.02
$20.00 - $24.99	125,450	2.4	21.44	125,450	21.44
$25.00 - $29.99	44,850	2.3	27.74	44,850	27.74
$30.00 - $34.99	30,750	2.7	32.34	30,750	32.34
$35.00 - $39.99	231,620	3.3	35.66	231,620	35.66
	5,442,845	4.9	$11.96	3,749,772	$14.02

The compensation cost related to unvested options at December 31, 2006 to be recognized in the future is approximately $4,426,000, which will be recognized as expense over the remaining vesting period of 1.13 years at December 31, 2006.

The Company has a policy of issuing new shares to satisfy share option exercises and expects to continue this practice for the foreseeable future.

Restricted Stock

The following table presents the restricted stock activity under the Company’s stock compensation plans for the year ended December 31, 2006:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1	190,000	$13.26
Granted	-	-
Vested	(127,500)	15.33
Canceled	-	-
Outstanding at December 31	62,500	$9.02

The total intrinsic value of restricted stock vested during year ended December 31, 2006 was $753,000.

As of December 31, 2006, the total compensation cost related to nonvested restricted stock not yet recognized in the financial statements was approximately $102,000, and the weighted average period over which such cost is expected to be recognized is 0.9 years.

Non-Cash Stock Compensation Expense
The composition of non-cash stock compensation expense at December 31 is summarized as follows (in thousands):

	2006	2005	2004
Restricted stock (net of cancellations)	$381	$929	$1,000
Options granted to consultants	39	122	48
FAS 123R expense	4,423	-	-
1997 options (net of cancellations)	-	-	(50)
Total non-cash compensation expense	$4,843	$1,051	$998

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

7. INCOME TAXES

The difference between the Company's "expected" tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before provision for income taxes, and actual tax is reconciled below (in thousands):

	2006	2005	2004
Expected tax benefit at 34%	$(18,728)	$(12,754)	$(6,427)
State tax benefit net of federal benefit	(3,879)	(2,580)	(707)
R & D credit	(833)	(1,438)	(1,258)
Stock options and restricted stock	2,055	-	-
Other	25	14	137
Change in valuation allowance	20,055	16,365	7,947
Tax benefit	$(1,305)	$(393)	$(308)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below (in thousands):

	2006	2005
DEFERRED TAX ASSETS:
Federal tax operating loss carryforwards	$71,491	$65,202
State tax operating loss carryforwards	8,573	7,663
Research & development credit carryforwards	16,568	15,070
Alternative minimum tax credit carryforwards	233	233
Capitalized R&D	11,993	-
Deferred revenue	5,565	5,468
Deferred compensation	1,353	2,114
Unrealized loss (gain) on investments	334	640
Other	318	270
Gross deferred asset	116,428	96,660
Valuation allowance	(115,680)	(95,932)

Net deferred asset	748	728
DEFERRED TAX LIABILITY:
Depreciation	(748)	(728)
Net asset/liability	$-	$-

The valuation allowance increased by $19,748,000 during 2006 of which $20,055,000 is attributable to the current year tax provision and is due primarily to the increase in net operating loss and research and development tax credit carryforwards. The Company has provided a valuation allowance for the full amount of the net deferred tax asset, since management has not determined that these future benefits will more likely than not be realized as of December 31, 2006. The valuation allowance increased by $16,979,000 in 2005 and $8,681,000 in 2004.

Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2006 and 2005 would be allocated as follows (in thousands):

	2006	2005
Income tax provision	$104,011	$84,274
Additional paid-in capital	11,669	11,658
	$115,680	$95,932

As of December 31, 2006, the Company has approximately $210,269,000 of federal net operating loss carryforwards which expire in the years 2007 through 2026 and $11,758,000 of federal research and development credit carryforwards which expire in the years 2018 through 2026. The Company also has approximately $173,193,000 in Connecticut state tax net operating loss carryforwards, which expire in the years 2020 through 2026, and $7,288,000 of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period.

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

In 2006, the Company reviewed its changes in ownership through a testing date of December 31, 2005, and determined that an ownership change occurred in 2005. The change of ownership did not have the effect of reducing the amount of NOLs but has limited approximately $1,078,000 of tax credits existing at the date of the ownership change that the Company may utilize in the taxable years following the change.

For the years ended December 31, 2006 and 2005, the Company recorded Connecticut income tax benefits of $1,305,000 and $393,000, respectively, as the result of Connecticut tax law provisions which allowed certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryforward of these credits into future tax years. In 2005 the Company recorded the sale of the credits for the year ended December 31, 2004 at the time of filing the tax return, in September 2005. However, in 2006, the Company recognized the sale of credits of $546,000 to the state for the year ended December 31, 2005 as well as the expected sale of credits of $708,000 to the state for the year ended December 31, 2006 and prior year adjustments negotiated with the state netting to approximately $51,000.

In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of

Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. The plaintiffs and the state have filed cross-motions for Partial Summary Judgment, and a decision on those motions is expected later this year. The Company has fully reserved any assets related to this matter.

8. COMMITMENTS AND CONTINGENCIES

In the second quarter of 2004, the Company was informed that the Connecticut Department of Environmental Protection (the "DEP") is considering taking action against the Company as a result of incidents where the Company's wastewater monitoring systems indicated that the wastewater pH limits of the Company's wastewater discharge permit had been exceeded. However, no formal communication has been received from the DEP as of the date of this filing. The actions the DEP could take include, but are not limited to, fines, penalties, remedial action and future additional monitoring activities. At this time, the Company does not have enough information to enable it to estimate the cost, if any, of the DEP's actions and, accordingly, no amounts have been recorded in the accompanying financial statements for this matter. The Company is not aware of any negative environmental impacts resulting from these incidents but continues to carefully monitor its wastewater neutralization systems in an effort to prevent any further incidents and maintain compliance with its permit conditions.

9. BENEFIT PLANS

The Company maintains a 401(k) plan under which all of the Company's employees are eligible to participate. Each year the Company may, but is not required to, make a discretionary matching contribution to the plan. The Company currently matches 100% of employee contributions of up to 6% of an employee's salary. The entire match in 2006, 2005 and 2004 was made in Company stock. Contributions to the 401(k) plan totaled approximately $902,000, $823,000 and $751,000 in 2006, 2005 and 2004, respectively.

The Company has made loans to certain officers and employees subject to various compensation agreements. Certain loans will be forgiven and recognized as compensation expense ratably over defined service periods for each employee ranging from three to seven years. The amount of loans outstanding at December 31, 2006, 2005 and 2004 was $0, $185,000 and $274,000, of which $0, $175,000 and $94,000 was short-term, respectively. Since passage of the Sarbanes-Oxley Act in July 2002, Neurogen has not granted loans to any corporate officer of the Company.

10. RELATED PARTIES

As of December 31, 2006, the number of shares beneficially owned by Baker Brothers Investments and affiliated entities, persons and entities affiliated with the Tisch family, and Warburg Pincus Private Equity VIII, L.P. was approximately 13%, 10%, and 21%, respectively, of total outstanding shares. Felix J. Baker and Julian C. Baker, managers of Baker Brothers Investments, and Stewart Hen and Jonathan S. Leff, managing directors at Warburg Pincus LLC, are members of the Board of Directors of Neurogen. As of December 31, 2006, the Company’s current collaborative research partner, Merck, owned 4% of total outstanding shares.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The Company made interest payments of approximately $841,000, $795,000 and $716,000 in 2006, 2005 and 2004, respectively. The Company made no income tax payments in 2006, 2005 and 2004. In 2006 and 2005, Neurogen received payments of $1,100,000 and $303,000, respectively, from the State of Connecticut for the exchange of research and development credits. The amount received in 2006 related to credits generated during the years ended December 31, 2004 and 2005 as well as payments resulting from prior year adjustments negotiated with the State of Connecticut for the years ended December 31, 2000 and 2003. The amount received in 2005 was related to the credits generated during the year ended December 31, 2003. See Note 7 for further information regarding these credits.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006

Total revenue	$3,815	$1,815	$2,077	$2,106
Total expenses	18,847	14,970	14,238	19,358
Other income, net	689	626	596	608
Income tax benefit	-	-	670	635
Net loss	(14,343)	(12,529)	(10,895)	(16,009)
Basic and diluted earnings per share	(0.42)	(0.36)	(0.31)	(0.45)

2005

Total revenue	$1,956	$1,956	$1,956	$1,690
Total expenses	10,816	11,644	12,665	12,990
Other income, net	794	817	769	664
Income tax benefit	-	-	393	-
Net loss	(8,066)	(8,871)	(9,547)	(10,636)
Basic and diluted earnings per share	(0.24)	(0.26)	(0.28)	(0.31)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neurogen Corporation:

We have completed integrated audits of Neurogen Corporation's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Neurogen Corporation and its subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 13, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Operating Officer concluded that, as of December 31, 2006, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Operating Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Management utilized the criteria set forth in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, to conduct an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. Based on the assessment, management has concluded that, as of December 31, 2006, the Company's internal control over financial reporting is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. PricewaterhouseCoopers has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information relating to directors and executive officers of the Company, reference is made to the discussion under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2007, which information is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics that applies to directors, officers and employees and complies with the requirements of Item 406 of Regulation S-K and the listing standards of the NASDAQ Global Market. Our Code of Ethics is located on our website (www.neurogen.com). Any amendments or waivers to our Code of Ethics will be promptly disclosed on our website and as required by applicable laws, rules and regulations of the Securities and Exchange Commission and NASDAQ.

ITEM 11. EXECUTIVE COMPENSATION

For information relating to executive compensation, reference is made to the discussion under the captions "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Officer Compensation," "Terms and Conditions of Certain Employment and Severance Agreements" and "Report of the Compensation Committee of the Board of Directors" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2007, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information relating to the security ownership of certain beneficial owners and management and related stockholder matters, reference is made to the discussion under the caption "Principal Stockholders", "Performance Graph", and “Other Matters” in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2007, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information relating to certain relationships and related transactions, reference is made to the discussion under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2007, which information is incorporated herein by reference.

For information relating to director independence, reference is made to the discussion under the caption "Independence of the Board of Directors" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2007, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information relating to principal accounting fees and services, reference is made to the discussion under the caption "Principal Accounting Fees and Services" in the Company's Proxy Statement to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 7, 2007, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
Date: March 13, 2007
By: /s/ STEPHEN R. DAVIS

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Stephen R. Davis Executive Vice President and Chief Operating Officer

SIGNATURE	TITLE	DATE

*

Craig Saxton	Chairman of the Board and Director	March 13, 2007

/s/ WILLIAM H. KOSTER

William H. Koster	President, Chief Executive Officer and Director	March 13, 2007
(Principal Executive Officer)

/s/ STEPHEN R. DAVIS

Stephen R. Davis	Executive Vice President, Chief Operating Officer and Director	March 13, 2007
(Principal Financial and Accounting Officer)

*

Felix J. Baker	Director	March 13, 2007

*

Julian C. Baker	Director	March 13, 2007

*

Eran Broshy	Director	March 13, 2007

*

Stewart Hen	Director	March 13, 2007

*

Jonathan S. Leff	Director	March 13, 2007

*

John Simon	Director	March 13, 2007

By: * /s/ WILLIAM H. KOSTER and STEPHEN R. DAVIS

William H. Koster and Stephen R. Davis, Attorneys-in-Fact

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation, filed July 7, 1994 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-81268 on form S-8).

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

10.1	Neurogen Corporation 1993 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

10.2
Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

10.3	Neurogen Corporation 1993 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

10.4
Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

10.5	Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.31 to Registration Statement No. 33-29709 on Form S-1).

10.6
Collaborative Research Agreement and License and Royalty Agreement between the Company and Pfizer Inc, dated as of January 1, 1992 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K for the fiscal year ended December 31, 1991).

10.7
Collaborative Research Agreement and License and Royalty Agreement between the Company and Pfizer Inc, dated as of July 1, 1994 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference of Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1994).

10.8	Stock Purchase Agreement between the Company and Pfizer dated as of July 1, 1994 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1994).

10.9
Collaboration and License Agreement and Screening Agreement between the Company and Schering-Plough Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 28, 1995).

10.10
Collaborative Research Agreement between the Company and Pfizer dated as of November 1, 1995 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated November 1, 1995).

10.11	Development and Commercialization Agreement between the Company and Pfizer dated as of November 1, 1995 (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated November 1, 1995).

10.12	Stock Purchase Agreement between the Company and Pfizer dated as of November 1, 1995 (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated November 1, 1995).

10.13
Stock Purchase Agreement dated as of November 25, 1996 between American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division, and Neurogen Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 31, 1997).

10.14
Technology agreement between the Company and Pfizer Inc, dated as of June 15, 1999 (CONFIDENTIAL TREATMENT REQUEST) (Incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarterly period ended June 30, 1999).

10.15
Employment Contract between the Company and Alan J. Hutchison, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

10.16
Employment Contract between the Company and Stephen R. Davis, dated as of December 1, 1997 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

10.17	Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).

10.18
Form of the Non-Qualified Stock Option Agreement currently used in connection with the grant of options under the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).

10.19
Registration Rights Agreement dated as of June 26, 2000 between the Company and the Purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).

10.20
Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended and restated effective September 4, 2001 (incorporated by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).

10.21
Form of Incentive Stock Option Agreement currently used in connection with the grant of options under the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).

10.22
Form of the Non-Qualified Stock Option Agreement currently used in connection with the grant of options under the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).

10.23	Form of Neurogen Special Committee Stock Option Plan (incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).

10.24
Employment Agreement between the Company and William H. Koster, dated as of September 4, 2001 (incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).

10.25
Collaboration and License Agreement dated as of December 11, 2001 between the Company and Aventis Pharmaceuticals Inc. (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K/A2 for the period ended December 31, 2001).

10.26
Modification Agreement dated as of December 1, 2000 between Neurogen Properties LLC and Connecticut Innovations, Incorporated (incorporated by reference to Exhibit 10.36 to the Company's Form 10-KA/3 for the period ended December 31, 2001).

10.27
Construction Loan Agreement dated as of October 22, 1999 between Neurogen Properties LLC and Connecticut Innovations, Incorporated (incorporated by reference to Exhibit 10.37 to the Company's Form 10-KA/3 for the period ended December 31, 2001).

10.28
Commercial Term Note dated as of December 21, 2001 held by the Company and payable to Webster Bank (incorporated by reference to Exhibit 10.38 to the Company's Form 10-KA/3 for the period ended December 31, 2001).

10.29
Commercial Loan Agreement dated as of December 21, 2001 between Webster Bank and the Company (incorporated by reference to Exhibit 10.39 to the Company's Form 10-KA/3 for the period ended December 31, 2001).

10.30	Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2002).

10.31
Amendments to the Neurogen Corporation Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2002).

10.32
Collaboration and License Agreement dated as of November 24, 2003 between the Company and Merck Sharp & Dohme Limited (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.43 to the Company's Form 10-K for the period ended December 31, 2003).

10.33
Stock Purchase Agreement dated as of November 24, 2003 between the Company and Merck Sharp & Dohme Limited (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.43 to the Company's Form 10-K for the period ended December 31, 2003).

10.34
Securities Purchase Agreement by and between Neurogen Corporation, Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated March 26, 2004).

10.35
Letter Agreement dated as of March 26, 2004, amending the securities purchase dated March 19, 2004, by and between Neurogen Corporation, Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated March 26, 2004).

10.36	Neurogen Corporation Code of Business Conduct and Ethics, April 27, 2004 (incorporated by reference to Exhibit 14.1 of the Company's Form 10-K/A dated April 29, 2004).

10.37
Neurogen Corporation 2000 Non-Employee Directors Stock Option Program, as amended (incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on July 12, 2004).

10.38
Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Appendix D of the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on July 12, 2004).

10.39	Neurogen Corporation Audit Committee Charter (May 19, 2004) (incorporated by reference to Appendix E of the Company's Form DEF 14A dated July 12, 2004).

10.40
Form of Non-Qualified Stock Option Agreement for the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated December 20, 2004).

10.41
Form of Incentive Stock Option Agreement for the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated December 20, 2004).

10.42
Form of Non-Qualified Stock Option Agreement for the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated December 20, 2004).

10.43
Form of Restricted Share Award Agreement for the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K dated December 20, 2004).

10.44
Amended and Restated Neurogen Corporation 2001 Stock Option Plan (as amended and restated) (incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on May 19, 2005).

10.45	Neurogen Corporation Audit Committee Charter (As Amended on July 20, 2004) (incorporated by reference to Appendix C of the Company's Form DEF 14A dated May 19, 2005).

10.46	Employment Agreement between Neurogen Corporation and Stephen Uden dated as of June 27, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated June 30, 2005).

10.47	License Agreement between Neurogen Corporation and Wyeth Pharmaceuticals dated as of November 22, 2006 (CONFIDENTIAL TREATMENT REQUESTED).

10.48	Separation Agreement and General Release between Neurogen Corporation and Charlie Ritrovato dated as of December 29, 2006.

10.49
Neurogen Corporation 2000 Non-Employee Directors Stock Option Program, as amended (incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on May 1, 2006).

10.50
Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Appendix D of the Registrant's Definitive Proxy Statement on Schedule A14A (File No. 000-18311) filed on May 26, 2006).

21.1	Subsidiary of the registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney of Felix J. Baker, Julian C. Baker, Eran Broshy, Stewart Hen, Jonathan S. Leff, Craig Saxton, and John Simon.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.