Form 10-K/A
period 2006-12-31
NEUROGEN CORP
filed 2007-04-30
CIK 849043

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Neurogen is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was previously filed with the Securities and Exchange Commission on March 15, 2007 (the "Form 10-K"), to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Neurogen will not file its proxy statement in connection with its annual meeting within 120 days of its fiscal year ended December 31, 2006. Neurogen is amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of its Form 10-K. In addition, the cover page and the list of exhibits referred to in Item 15 of Part IV of the Form 10-K have been updated and amended.

In connection with the filing of this Form 10-K/A, Neurogen is including currently dated certifications. Except as described above, no other amendments are being made to Neurogen's Form 10-K. With the exception of certain information on the cover page, in Items 10, 11, 12, 13 and 14 and on the list of exhibits referred to in Item 15 of Part IV, this Form 10-K/A does not reflect events occurring after the filing of Neurogen's Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of the nominees for director, their ages as of April 13, 2007 and certain other information about them are set forth below:

Name of Nominees	Age	Principal Occupation	Director Since
Felix J. Baker, Ph.D.	38	Managing Member, Baker Bros. Advisors, LLC	May 1999
Julian C. Baker	40	Managing Member, Baker Bros. Advisors, LLC	May 1999
Eran Broshy	48	Chief Executive Officer and Director of inVentiv Health	July 2003
Stephen R. Davis	46	Executive Vice President and Chief Operating Officer, Neurogen Corporation	September 2001
Stewart Hen	40	Managing Director, Warburg Pincus LLC	April 2004
William H. Koster, Ph.D.	62	President and Chief Executive Officer, Neurogen Corporation	September 2001
Jonathan S. Leff	38	Managing Director, Warburg Pincus LLC	April 2004
Craig Saxton, M.D.	64	Former Executive Vice President, Pfizer Global Research and Development and Vice President, Pfizer Inc.	January 2002
John Simon, Ph.D.	64	Managing Director, Allen & Company LLC	May 1989

There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer of the Company other than Julian C. Baker and Felix J. Baker, who are brothers.

The following information, which has been provided by the Company's director nominees, sets forth each such person's principal occupation, employment and business experience during the past five years, and the period during which such person served as a director of the Company.
Felix J. Baker, Ph.D.
Dr. Felix J. Baker has served as a director of Neurogen Corporation since May 1999. Dr. Baker is a Managing Member of Baker Bros. Advisors, LLC, which he and his brother, Julian Baker, founded in 2000. Dr. Baker's firm manages Baker Brothers Investments, a family of long-term investment funds for major university endowments and foundations, which are focused on publicly traded life sciences companies. Dr. Baker's career as a fund-manager began in 1994 when he co-founded a biotechnology investing partnership with the Tisch Family. Dr. Baker holds a B.S. and a Ph.D. in Immunology from Stanford University, where he also completed two years of medical school. He is also a director of Conjuchem Inc., Seattle Genetics, Inc., and Trimeris, Inc.

Julian C. Baker
Mr. Julian C. Baker has served as a director of Neurogen Corporation since May 1999. Mr. Baker is a Managing Member of Baker Bros. Advisors, LLC, which he and his brother, Felix Baker, Ph.D., founded in 2000. Mr. Baker's firm manages Baker Brothers Investments, a family of long-term investment funds for major university endowments and foundations, which are focused on publicly traded life sciences companies. Mr. Baker's career as a fund-manager began in 1994 when he co-founded a biotechnology investing partnership with the Tisch Family. Previously, Mr. Baker was employed from 1988 to 1993 by the private equity investment arm of Credit Suisse First Boston Corporation. He is also a director of Incyte Corporation, Trimeris, Inc., Genomic Health, Inc., and Theravance, Inc. Mr. Baker holds an A.B. magna cum laude from Harvard University.

Eran Broshy
Mr. Eran Broshy has served as a director of Neurogen since July 2003. Mr. Broshy is Chief Executive Officer and Director of inVentiv Health, a preferred provider of comprehensive marketing and sales solutions for the pharmaceutical and life sciences industries. Mr. Broshy is a widely recognized authority and frequent speaker on strategic issues in pharmaceuticals and healthcare. Prior to joining inVentiv he served as the partner responsible for the healthcare practice of The Boston Consulting Group (BCG) across the Americas. During his fourteen-year tenure at BCG, Mr. Broshy consulted widely with senior executives from a number of the major global pharmaceutical manufacturers, managed care organizations, and academic medical centers, and advised on a range of strategic, organizational and operational issues. Mr. Broshy has also served as President and Chief Executive Officer of Coelacanth Corporation, a privately-held biotechnology company. Mr. Broshy is a graduate of Harvard University (M.B.A.), Stanford University (M.S.), and Massachusetts Institute of Technology (B.S.).

Stephen R. Davis
Mr. Stephen R. Davis has been Executive Vice President of Neurogen since September 2001 and Chief Operating Officer since April 2005. Mr. Davis joined Neurogen in 1994 as Vice President of Finance and Chief Financial Officer. From 1990 through June 1994, Mr. Davis was employed by Milbank, Tweed, Hadley & McCloy LLP as a corporate and securities attorney. Previously, Mr. Davis practiced as a Certified Public Accountant with Arthur Andersen & Co. Mr. Davis received his B.S. in Accounting from Southern Nazarene University and a J.D. degree from Vanderbilt University.

Stewart Hen
Mr. Stewart Hen has served as a director of Neurogen since April 2004. He joined Warburg Pincus in 2000 and is currently a Managing Director focusing on investments in biotechnology and pharmaceuticals. Prior to joining Warburg Pincus, Mr. Hen was a consultant at McKinsey & Company. Previously, he held positions at Merck & Co., Inc. in both research & development and manufacturing. Mr. Hen holds an M.B.A. from The Wharton School, an M.S. in chemical engineering from the Massachusetts Institute of Technology, and a B.S. in chemical engineering from the University of Delaware. Mr. Hen is a director of Alita Pharmaceuticals, Inc., Allos Therapeutics, Inc., Altus Pharmaceuticals, Inc., Prestwick Pharmacueticals and Rib-X Pharmaceuticals. He also serves on the Health Care & Sciences Group of the New York City Investment Fund.

William H. Koster, Ph.D.
Dr. William H. Koster joined Neurogen as President and Chief Executive Officer in September 2001. Prior to joining Neurogen, Dr. Koster worked for approximately 30 years in drug discovery and development with Bristol-Myers Squibb Company (BMS) and E.R. Squibb & Sons, Inc., which merged with Bristol-Myers in 1989. In his most recent position, Dr. Koster was Bristol-Myers' Senior Vice President for Science and Technology Strategy and Acquisition, heading up the company's external science and technology strategy, scientific intelligence, intellectual property and science policy functions. In addition, he was responsible for leading the research and development acquisition and integration team involved in the agreement to purchase and merge the research and development functions of DuPont Pharmaceutical Company into BMS. Dr. Koster has served as a member of the Keystone Symposia Scientific Advisory Board and the Board of the Robert Wood Johnson Health Care Corporation and currently serves on the National Council for Harvard Medicine. Dr. Koster holds a B.S. degree in chemistry from Colby College and a Ph.D. in organic chemistry from Tufts University.

Jonathan S. Leff
Mr. Jonathan S. Leff has served as director of Neurogen since April 2004 and is a Managing Director at Warburg Pincus, a private equity firm managing approximately $10 billion in private equity assets. He joined Warburg Pincus in 1996 and is responsible for the firm’s North American investment activities in biotechnology, pharmaceuticals, and related industries. He received an A.B. in Government from Harvard College and an M.B.A from the Stanford University Graduate School of Business. Prior to joining Warburg Pincus, he was a consultant at Oliver, Wyman, & Company. Mr. Leff is a director of Alita Pharmaceuticals, Inc., Allos Therapeutics, Inc., Altus Pharmaceuticals, Inc., InterMune, Rib-X Pharmaceuticals, Sunesis Pharmaceuticals and ZymoGenetics.

Craig Saxton, M.D.
Dr. Craig Saxton has served as a director since January 2002 and as Chairman of the Board of Neurogen since December 2004. From 1993 until his retirement in 2001, Dr. Saxton was Vice President of Pfizer Inc and Executive Vice President, Pfizer Global Research and Development at Pfizer's Research and Development headquarters in Groton, Connecticut. He held a variety of executive and research posts at Pfizer over a 25-year span. Dr. Saxton earned his B.S. in Anatomy and his M.D. from Leeds University in the U.K. After internship and residency in Medicine, he was a Research Fellow in Cardiovascular Research at the University of Leeds, and subsequently undertook research in Applied Physiology at the Royal Air Force Institute of Aviation Medicine and Physiology in Farnborough, U.K. Dr. Saxton is on the Scientific Board of the African Medical and Research Foundation in New York, and a member of the American Academy of Pharmaceutical Physicians and the Connecticut Academy of Science and Engineering.

John Simon, Ph.D.
Dr. John Simon has served as a director of Neurogen since May 1989. Mr. Simon has been a Managing Director of the investment banking firm of Allen & Company, LLC since 1972.

In addition to Dr. William H. Koster and Mr. Stephen R. Davis, who are discussed above under "Proposal No. 1: Election of Directors," the names, ages as of April 13, 2007, and certain other information pertaining to the Named Executive Officers of the Company listed in the Summary Compensation Table and who were appointed by and serve at the discretion of the Board of Directors, are as follows:

Name	Age	Company Position	Officer Since
Bertrand L. Chenard, Ph.D.	51	Senior Vice President, Chemistry and Process Research	January 2005
Alan J. Hutchison, Ph.D.	53	Executive Vice President, Discovery Research	June 1994
James E. Krause, Ph.D.	55	Senior Vice President, Biology	May 2002
Stephen Uden, M.B.	49	Executive Vice President, Head of Research & Development	June 2005

Bertrand L. Chenard, Ph.D.
Dr. Bertrand L. Chenard joined Neurogen as Vice President of Chemistry in 2001 and has been Senior Vice President of Chemistry and Process Research since January 2005. Before joining Neurogen, Dr. Chenard was employed at Pfizer Inc for 15 years, where he was a research advisor and project coordinator. He began his career in DuPont's Central Research Department as a research scientist in exploratory organic chemistry. Dr. Chenard holds a B.A. in Chemistry from Central Connecticut State University and a Ph.D. in organic chemistry from Ohio State University.

Alan J. Hutchison, Ph.D.
Dr. Alan J. Hutchison has been Executive Vice President of Discovery Research since April 2002. Dr. Hutchison joined Neurogen in 1989 as Director of Chemistry and became Vice President of the Company in 1992 and a Senior Vice President in 1997. From 1981 through 1989, Dr. Hutchison was employed by Ciba Giegy, most recently as a Distinguished Research Fellow. Dr. Hutchison received a B.S. in Chemistry from Stevens Institute of Technology and received a Ph.D. from Harvard University.

James E. Krause, Ph.D.
Dr. James E. Krause joined Neurogen as Vice President of Biochemistry in 1997 and has been Senior Vice President of Biology since July 2001. From 1984 to 1997, Dr. Krause was Professor of Neurobiology and Director of the Medical Scientist Training Program at Washington University School of Medicine in St. Louis. Dr. Krause received a Ph.D. in Biochemistry from the University of Wisconsin.

Stephen Uden, M.B.
Dr. Stephen Uden joined Neurogen in 2005 as Executive Vice President, Head of Research & Development. Prior to joining Neurogen, Dr. Uden was Vice President, Development Site Head for Pfizer Global Research & Development in New London, Connecticut. He began his career with the United Kingdom's National Health Service, practicing internal medicine with a specialty in gastroenterology. He started with Pfizer Inc in 1989 in the United Kingdom before moving to Japan, where he served as Vice President, Head of Clinical Research for Pfizer Japan. In his most recent role as Vice President, Development Site Head in New London, he was a member of the global leadership team for worldwide development and chair of the site research and development leadership team. Dr. Uden holds an M.B. and a B.S. from St. Thomas' Medical School, University of London, is a member of the Royal College of Physicians, and served for 21 years as an officer in the Territorial Army (U.K. reserve military force).

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, directors and certain officers, and beneficial owners of 10% or more of the Company’s Common Stock are required from time to time to file with the SEC reports on Forms 3, 4 or 5 relating principally to holdings of and transactions in the Company’s securities by such persons. Based solely upon a review of such Forms furnished to it during 2006 and thereafter, and any written representations received by it from a director, officer, or beneficial owner of 10% or more of the Company’s Common Stock stating that no Form 4 or 5 is required, the Company believes that all reporting persons filed on a timely basis the reports required by Section 16(a) of the Securities Exchange Act of 1934 during 2006.

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

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Its members include John Simon (chair), Eran Broshy and Craig Saxton. The Audit Committee serves as an independent and objective party to monitor the Company's financial reporting processes and systems. The Audit Committee is primarily responsible for approving the services performed by the Company's independent auditors and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls. A copy of the Neurogen Corporation Audit Committee Charter is available on the Company's website at www.neurogen.com.

The Board of Directors has determined that all members of the Audit Committee are independent as that term is defined in Rules 4200(a)(15) and 4350(d)(2)(A) of the NASDAQ rules and that Dr. John Simon qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The substantive discussion of the material elements of all of the Company’s executive compensation programs and the determinations by the Compensation Committee with respect to compensation and executive performance for 2006 are contained in the Compensation Discussion and Analysis that follows this report. The Compensation Committee has reviewed the Compensation Discussion and Analysis with the management representatives responsible for its preparation. In reliance on these reviews and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2006 for filing with the Securities and Exchange Commission (the "SEC").
Compensation Committee

Julian Baker Chair

Stewart Hen	Craig Saxton	John Simon

Compensation Discussion and Analysis

Introduction
We believe that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success. The Compensation Committee structures compensation to ensure that a significant portion of compensation opportunity will be directly linked to Company stock performance and other factors that directly and indirectly influence stockholder value.

The Compensation Committee's policies and programs are designed to further the Company's goal of increasing stockholder value by appropriately motivating and retaining executive officers. These policies include the following objectives:

•
Providing a portion of management's compensation in the form of base salaries. The Compensation Committee takes into consideration executive compensation paid by other similar biotechnology companies and individual experience and capabilities.

•	Providing a portion of management's compensation in the form of periodic cash bonus awards for the accomplishment of predetermined corporate and individual goals.
•
Providing equity participation for the purpose of aligning executive officers' longer term interests with those of the stockholders. The size and nature of equity based compensation grants are based primarily upon the Company's performance in meeting its goals.

Total Compensation Objective
Our total compensation program for executives is designed to meet the following objectives:

•	Attract, motivate and retain qualified executives to lead Neurogen in a competitive environment.
•	Align the executive officers with specific goals identified by the Board of Directors by basing a significant percentage of their overall compensation on achievement of corporate and individual goals.
•	Include equity compensation as part of the overall compensation package to align the interests of our executive officers with those of our stockholders.
•	Ensure that executive compensation is comparable based on competitors in the industry and our geographic area.

The proportions of the different elements of the total executive compensation program are chosen based on comparison with others in the industry and the Company’s cost structure. The Compensation Committee recognizes the importance of maintaining sound principles for the development and administration of compensation and benefit programs, and has taken steps to ensure its ability to effectively carry out its responsibilities as well as ensure that the Company maintains strong links between executive pay and performance. Examples of actions that the Committee has taken include:

•	Initiated a practice of holding executive sessions (without Company management present) at Committee meetings;
•	Utilized data from independent compensation surveys and consultants on executive compensation issues;
•	Ensured the transparency of compensation policy and actions;
•	Aligned compensation structures based on targeting competitive pay; and
•	Strengthened the link between CEO annual pay and shareholder value through specific objectives.

Benchmarking
Benchmarking is used with respect to both the individual programs used and compensation levels selected, and the compensation packages as a whole to ensure that they will be effective in attracting and retaining talented executives capable of achieving the Company’s objectives. It is the intent of the Compensation Committee that midpoint salary, target bonus levels and target annual long-term incentive award values are set at levels that are competitive with other companies in the biotech industry based upon annual surveys to which the Company subscribes.

Compensation Committee Process
Compensation paid by the Company to its executive officers is designed to be competitive with compensation paid to the management of comparable companies in the biotechnology industry. Toward that end, the Compensation Committee reviews independent survey data. Total compensation for the Company's executive officers includes a base salary component and incentive compensation, which may include cash bonuses based on satisfying corporate and individual objectives.

In addition, executive officers are eligible for equity grants, typically in the form of stock options, as an element of their total annual compensation. This component is intended to motivate and retain executive officers to improve long-term stock performance. Stock option and restricted stock awards are granted at the discretion of the Compensation Committee. Generally, stock options vest in equal amounts over four years, have a term of five years from each vesting date and are exercisable at the fair market value of the underlying Common Stock on the date of grant. The Company generally grants stock options to all employees and uses stock options as a bonus vehicle.

On an annual basis, each of the full Board and the Compensation Committee evaluates the performance of management. In many instances the qualitative factors by which the Compensation Committee judges corporate performance necessarily involve a subjective assessment of management’s performance. Toward that end, the Compensation Committee and the full Board establish corporate and personal objectives for the senior management team and assign relative weights to each objective with emphasis on those which create long-term value. At year-end the Compensation Committee, with the input from the full Board, evaluates the performance of management against these predetermined objectives and factors this assessment into its determination of cash bonuses and equity incentive compensation for the Company’s executive officers.

In addition to reviewing executive officers’ compensation against industry surveys, the Committee also considers recommendations from the CEO regarding total compensation for those executives reporting to him. Management provides to the Compensation Committee historical and prospective breakdowns of the three elements comprising our compensation program. Senior management monitors the compensation programs and changes in those of our competitors, and reports any relevant changes to the Compensation Committee. The Compensation Committee reports its decisions regarding compensation for the CEO to the full Board of Directors.

Traditional measures of corporate performance, such as current earnings per share or sales growth, do not, as in the case of most biotechnology companies, readily apply to the Company, which is heavily focused on research and development activities designed to produce future earnings. In determining the compensation of the Company's executives, the Compensation Committee looks to other criteria to measure the Company's progress, including:

•	aaadvancing drug candidates into and through clinical trials designed to determine the commercial potential of the candidates;
•	discovering drug candidates that qualify for pre-clinical development;
•	identifying new drug targets and discovering potential drug leads for these targets;
•	establishing and executing valuable strategic collaborations with pharmaceutical companies; and
•	securing capital sufficient to advance the Company's drug development and discovery programs.

The Compensation Committee believes that management's performance in these areas will directly impact the long-term success of the Company and the growth of stockholder value. In addition to the above criteria, the Compensation Committee considers the extent to which the Company's shares have changed in value. However, the Compensation Committee recognizes that the biotechnology industry is characterized by long product lead times, the iterative trial and error nature of drug development, sporadic availability of capital and highly volatile stock prices, which may be affected by industry and market conditions that are transient in nature and beyond the control of management. Accordingly, the Compensation Committee attempts to appropriately motivate the Company's executives by balancing the consideration of shorter term objectives with longer term strategic goals.

The Company intends to continue its strategy of compensating its executives through programs that emphasize performance-based incentive compensation. To that end, executive compensation is tied directly to the performance of the Company and is structured to ensure that, due to the nature of the business, there is an appropriate balance between the long-term and short-term performance of the Company, and also a balance between Company financial performance and stockholder return. The Compensation Committee believes that the actual total compensation paid to the Named Executive Officers was consistent with Company financial performance and the individual performance of each of the Named Executive Officers, and also believes that the compensation was reasonable in its totality. Compensation summaries for each of the Named Executive Officers were prepared and reviewed by the Compensation Committee in 2006 as part of the evaluation of year-end performance and the determination of annual compensation awards. The Compensation Committee has established a practice of reviewing such summaries on an annual basis.

A description of the objectives of each element of the Company’s executive compensation program is set forth below. The actual amounts paid under each program to each of the Named Executive Officers are found in the Summary Compensation table at the end of this section.

Elements of Compensation

Our Compensation Program
As discussed in greater detail below, total compensation for our Named Executive Officers consists of three primary elements each of which are discussed below:

•	Base Salary;
•	Annual cash incentive awards; and
•	Long-term incentive compensation.

Base Salary
Base salary is an integral component of overall total compensation. The primary purpose of base salary is to recognize an employee’s level of responsibility, immediate contributions, knowledge, skills, experience and abilities. Base salary is also designed to attract top candidates.

The methodology used to determine the base salaries for Named Executive Officers generally is the same as that which is used for all employees in terms of benchmarking against industry surveys and internal equity values based on position and level of responsibilities. We consider the employee’s value to the company, immediate contribution, knowledge, and skill set when looking at the total compensation package of which base salary is a key component in attracting and retaining key employees. The salaries of the Named Executive Officers are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. Increases in salary are based on an evaluation of the individual's performance and level of pay compared to industry surveys utilized by the Compensation Committee in benchmarking compensation. Merit increases normally take effect on January 1st of each year.

Annual Cash Incentive Awards
Annual cash incentives are used to reward employees for individual and company performance on an annual basis while ensuring that the Company’s compensation practices remain competitive based on industry surveys. The Company’s cash incentive awards serve to reinforce pay for performance and individual accountability for optimizing operating results throughout the year and driving stockholder value.

Annual incentive awards are determined as a percentage of each Named Executive Officer’s base salary. The target bonus is established through an analysis of compensation for comparable positions in industry surveys and is intended to provide a competitive level of compensation when the Named Executive Officers achieve their performance objectives as approved by the Compensation Committee. The actual bonus award is determined according to each Named Executive Officer's level of achievement against his or her individual financial and strategic performance objectives, along with overall Company performance.  Prorated changes in the annual target bonus levels can occur during the year if there are changes in the officer's salary level that warrant a target change. The actual awards are also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

In 2006, the performance objectives for the Named Executive Officers, along with specific goals for each Named Executive Officer, generally included the following, depending on each Officer's role in the Company:

•	Successful completion of planned clinical studies.
•	Advancement of compounds within research programs to drug candidate status.
•	The identification and advancement of new discovery stage programs.
•	Out-licensing and potential in-licensing of selected programs.

For each Named Executive Officer, their specific objectives are weighted according to the extent to which the officer will be responsible for delivering the results on the objectives.

In assessing performance against the objectives, the Compensation Committee considers actual results against the specific deliverables associated with each objective, the extent to which the objective was a significant stretch goal for the organization, and whether significant unforeseen obstacles or favorable circumstances altered the expected difficulty of achieving the desired results. The Compensation Committee assesses the level of achievement against each objective, and then determines an overall assessment for each Named Executive Officer. The Compensation Committee's overall assessment also considers the performance achievements relative to stockholder value. The overall assessment for each Named Executive Officer then determines the percent of the target award that will be paid to the officer as the annual incentive for that year.

For 2006, the Compensation Committee considered the following milestones in determining year-end compensation for the Named Executive Officers:  successful completion of a Phase 2 transient insomnia study and the commencement of two additional Phase 2 studies for the Company's lead insomnia drug, NG2-73; advancement into Phase 2 proof-of-concept studies of the Company's lead drug candidate for pain, NGD 8243; advancement into human clinical studies of the Company's lead drug candidate for obesity, NGD 4715; acquisition of Aplindore in an in-licensing transaction; and a successful $40 million financing.

Long-Term Incentive Compensation
The Compensation Committee believes that equity-based compensation ensures that the Company's executive officers have a continuing stake in the long-term success of the Company. Such options also align the interests of our executive officers with those of the stockholders by presenting the executive officers with the opportunity to acquire common stock of the Company.

The Compensation Committee granted stock options to each executive officer in 2006 under the Company's Amended and Restated Neurogen 2001 Stock Option Plan.

Executive officers were awarded incentive and non-qualified stock options with an exercise price equal to the fair market value of Company common stock on the date of grant. Awards are generally issued under the plan, either at time of hire, year-end or at the Board’s discretion. Accordingly, those stock options will have value only if the market price of the common stock increases after that date. In determining the size of stock option grants to executive officers, the Committee considers similar awards to individuals holding comparable positions according to industry surveys, Company performance against the strategic plan, individual performance against the individual's objectives, as well as the allocation of overall option shares attributed to executive officers.

Each Named Executive Officer was awarded the number of stock options shown in the table below entitled “Grants of Plan-Based Awards”. The stock option grants vest ratably on the anniversary of the option grant date. This table shows all options to purchase Company common stock granted to each of the Named Executive Officers in 2006 and the grant date fair value of the options.

Tax Deductibility of Pay
Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Tax Code"), places a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to each of its five most highly paid executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. Annual cash incentive compensation, stock option awards and other awards generally are performance-based compensation meeting those requirements and, as such, are fully deductible. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible. This circumstance has not arisen in the company’s history and the Board believes that any such circumstance would be handled on a case-by-case basis.

Compensation of Named Executive Officers
The following table sets forth information regarding compensation paid to our six most highly compensated executive officers during 2006, including our principal executive officer, our principal operating/financial officer, two other executive vice presidents, and our senior vice presidents. The Summary Compensation Table and the Grants of Plan-Based Awards Table should be viewed together to best understand the short and long-term incentive compensation elements of our program.

For each Named Executive Officer, the amounts shown in each column represent compensation earned or accrued in 2006, whether or not such amounts were actually paid out in 2006.

Summary Compensation Table

Named Executive Officer and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation(5) ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation(6) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William H. Koster President and Chief Executive Officer	2006	442,571	-	-	199,629	179,020	N/A	16,294	837,514

Stephen R. Davis Executive Vice President and Chief Operating Officer	2006	312,395	-	-	133,086	90,095	N/A	24,920	560,496

Stephen Uden Executive Vice President and Head of Research and Development	2006	338,350	-	-	133,086	102,317	N/A	25,460	599,213

Alan J. Hutchison Executive Vice President, Discovery Research	2006	313,938	-	-	116,450	78,076	N/A	24,920	533,384

Bertrand L. Chenard Senior Vice President, Chemistry and Process Research	2006	255,000	-	-	99,814	55,718	N/A	62,470	473,002

James E. Krause Senior Vice President, Biology	2006	262,953	-	-	99,814	58,770	N/A	24,832	446,369

Charles A. Ritrovato Senior Vice President, Drug Development and Regulatory Affairs(3)	2006	261,620	-	-	-	-	N/A	252,229	513,849
______________

Notes:
(1)	No bonuses were paid to any Named Executive Officer in 2006 except as part of a non-equity incentive plan, as shown in column (g).
(2)	No Restricted Stock Awards were granted in fiscal year 2006.
(3)	Employment terminated on December 31, 2006.
(4)
Represents the compensation expense of stock options for financial reporting purposes for the year ended December 31, 2006 under FAS 123(R), rather than an amount paid to or realized by the Named Executive Officer. See Note 6 to the Company’s consolidated financial statements, as set forth in the Company’s 2006 Form 10-K for the assumptions made in determining FAS 123(R) values. The FAS 123(R) expense calculated as of the grant date is spread over the number of months of service required over which the grant will vest. If the Named Executive Officer is expected to be retirement eligible before the options vest the expense is recorded over the period until the officer is retirement eligible. The FAS 123(R) grant date value of each option was $3.6562 for all options granted to the Named Executive Officers in 2006. There can be no assurance that the FAS 123(R) amount will be realized.

(5)	The amount reported in this column reflects the value of cash incentive bonuses earned in 2006 but paid in 2007 under our 2006 Annual Cash Incentive Plan.
(6)	All Other Compensation, as shown in column (i), is detailed in the table below:

All Other Compensation
The table below sets forth each element comprising each Named Executive Officer’s “All Other Compensation” from the Summary Compensation Table, above.

All Other Compensation

Named Executive Officer	Forgiven Loan ($)	Forgiven interest on Loan ($)	Gross-up of taxes on interest forgiven ($)	Life, Accidental Death and Dismemberment Insurance premiums paid by Company ($)	Medical premiums paid by Company ($)	Dental premiums paid by Company ($)	Severance ($)	Vacation Payout ($)	401(k) Match ($)	Total ($)
William H. Koster	-	-	-	2,430	-	664	-	-	13,200	16,294

Stephen R. Davis	-	-	-	1,890	8,665	1,165	-	-	13,200	24,920

Stephen Uden	-	-	-	2,430	8,665	1,165	-	-	13,200	25,460

Alan J. Hutchison	-	-	-	1,890	8,665	1,165	-	-	13,200	24,920

James E. Krause	-	-	-	1,802	8,665	1,165	-	-	13,200	24,832

Bertrand L. Chenard	45,000(1)	1,455(1)	1,030(1)	1,785	-	-	-	-	13,200	62,470

Charles A. Ritrovato(2)	40,000(1)	1,393(1)	986(1)	1,924	8,665	1,165	179,864	5,032	13,200	252,229
______________
Notes:
(1)	The loan was issued prior to the passage of the Sarbanes-Oxley Act of 2002.
(2)	Employment terminated on December 31, 2006.

Grants of Plan-Based Awards as of December 31, 2006
The following table shows the grants of awards made pursuant to Neurogen Corporation 2001 Stock Option Plan to each Named Executive Officer in 2006.

Grants of Plan-Based Awards as of December 31, 2006

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares (#)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold ($)	Target(4) ($)	Maximum ($)	Threshold (#)	Target(5) (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
William H. Koster	12/15/06	-	221,000	-	-	-	-	-	54,600	5.78	184,294

Stephen R. Davis	12/15/06	-	-	-	-	-	-	-	36,400	5.78	122,867

Stephen Uden	12/15/06	-	118,000	-	-	40,000	-	-	36,400	5.78	122,867

Alan J. Hutchison	12/15/06	-	-	-	-	-	-	-	31,850	5.78	107,511

James E. Krause	12/15/06	-	-	-	-	-	-	-	27,300	5.78	92,151

Bertrand L. Chenard	12/15/06	-	-	-	-	-	-	-	27,300	5.78	92,151

Charles A. Ritrovato(6)		-	-	-	-	-	-	-	-	-	-
______________
Notes:
(1)	Stock options vest in 25% increments beginning on the first anniversary of the grant and on each anniversary thereafter. They expire 5 years from each date of vesting.
(2)	The exercise price is equal to the closing market price of the Company’s Common Stock on the date of grant.
(3)
Column (l) represents the compensation expense of stock options for financial reporting purposes for the year ended December 31, 2006 under FAS 123(R), rather than an amount paid to or realized by the Named Executive Officer. See Note 6 to the Company’s consolidated financial statements, as set forth in the Company’s 2006 Form 10-K for the assumptions made in determining FAS 123(R) values. The FAS 123(R) expense calculated as of the grant date is spread over the number of months of service required over which the grant will vest. If the Named Executive Officer is expected to be retirement eligible before the options vest, the expense is recorded over the period until the officer is retirement eligible. The FAS 123(R) grant date value of each option was $3.6562 for all options granted to the Named Executive Officers in 2006. There can be no assurance that the FAS 123(R) amounts will ever be realized.

(4)
Employment agreements of Dr. William H. Koster and Dr. Stephen Uden provide target awards of 50% and 35%, respectively of base salary as in effect on December 31 of the year before the payments are to be made. The other Named Executive Officers do not have specified target awards, but target awards are determined by the Compensation Committee of the Board of Directors annually. Non-equity incentive awards of up to 150% of base salary may be paid for extraordinary performance and amounts significantly below target may be awarded at the Board’s discretion. Non-equity incentive awards made in 2006 are shown in column (g) of the Summary Compensation Table.

(5)
The employment agreement of Dr. Stephen Uden provides an annual target stock option grant of up to 40,000 options for complete and satisfactory achievement of all Company and individual objectives. The other Named Executive Officers do not have specified target awards in their employment agreements but target awards are determined by the Compensation Committee of the Board of Directors annually.

(6)	Employment terminated on December 31, 2006.

Outstanding Equity Awards at December 31, 2006
The following table shows the number and value of stock options (exercisable and not), and unvested restricted shares, held on December 31, 2006 by the Named Executive Officers.

Outstanding Equity Awards at December 31, 2006

		Option Awards					Stock Awards
							Service-Based Equity Awards		Equity Incentive Plan Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares That Have Not Vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William H. Koster	9/4/2001	400,000	-	-	19.39	9/4/2011	-	-	-	-
	5/1/2002	3,750	-	-	17.48	12/31/2007	-	-	-	-
	5/1/2002	3,750	-	-	17.48	12/31/2008	-	-	-	-
	5/1/2002	3,750	-	-	17.48	12/31/2009	-	-	-	-
	5/1/2002	3,750	-	-	17.48	12/31/2010	-	-	-	-
	12/19/2002	15,000	-	-	3.87	12/19/2008	-	-	-	-
	12/19/2002	15,000	-	-	3.87	12/19/2009	-	-	-	-
	12/19/2002	15,000	-	-	3.87	12/19/2010	-	-	-	-
	12/19/2002	15,000	-	-	3.87	12/19/2011	-	-	-	-
	12/15/2003	13,500	-	-	8.79	12/15/2009	-	-	-	-
	12/15/2003	13,500	-	-	8.79	12/15/2010	-	-	-	-
	12/15/2003	13,500	-	-	8.79	12/15/2011	-	-	-	-
	12/15/2003	-	13,500	-	8.79	12/15/2012	-	-	-	-
	12/21/2004	30,000	-	-	9.05	12/21/2010	-	-	-	-
	12/21/2004	30,000	-	-	9.05	12/21/2011	-	-	-	-
	12/21/2004	-	30,000	-	9.05	12/21/2012	-	-	-	-
	12/21/2004	-	30,000	-	9.05	12/21/2013	-	-	-	-
	12/16/2005	11,880	-	-	7.88	12/16/2011	-	-	-	-
	12/16/2005	-	11,880	-	7.88	12/16/2012	-	-	-	-
	12/16/2005	-	11,880	-	7.88	12/16/2013	-	-	-	-
	12/16/2005	-	11,880	-	7.88	12/16/2014	-	-	-	-

Outstanding Equity Awards at December 31, 2006

		Option Awards					Stock Awards
							Service-Based Equity Awards		Equity Incentive Plan Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares That Have Not Vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William H. Koster	12/15/2006	-	13,650	-	5.78	12/15/2012	-	-	-	-
	12/15/2006	-	13,650	-	5.78	12/15/2013	-	-	-	-
	12/15/2006	-	13,650	-	5.78	12/15/2014	-	-	-	-
	12/15/2006	-	13,650	-	5.78	12/15/2015	-	-	-	-

Stephen R. Davis	12/31/1997	25,000	-	-	13.50	12/31/2007	-	-	-	-
	12/31/1998	15,750	-	-	17.50	12/31/2008	-	-	-	-
	12/19/2002	8,750	-	-	3.87	12/19/2010	-	-	-	-
	12/19/2002	8,750	-	-	3.87	12/19/2011	-	-	-	-
	12/15/2003	7,875	-	-	8.79	12/15/2009	-	-	-	-
	12/15/2003	7,875	-	-	8.79	12/15/2010	-	-	-	-
	12/15/2003	7,875	-	-	8.79	12/15/2011	-	-	-	-
	12/15/2003	-	7,875	-	8.79	12/15/2012	-	-	-	-
	12/21/2004	25,000	-	-	9.05	12/21/2010	-	-	-	-
	12/21/2004	25,000	-	-	9.05	12/21/2011	-	-	-	-
	12/21/2004	-	25,000	-	9.05	12/21/2012	-	-	-	-
	12/21/2004	-	25,000	-	9.05	12/21/2013	-	-	-	-
	12/16/2005	6,930	-	-	7.88	12/16/2011	-	-	-	-
	12/16/2005	-	6,930	-	7.88	12/16/2012	-	-	-	-
	12/16/2005	-	6,930	-	7.88	12/16/2013	-	-	-	-
	12/16/2005	-	6,930	-	7.88	12/16/2014	-	-	-	-

Outstanding Equity Awards at December 31, 2006

		Option Awards					Stock Awards
							Service-Based Equity Awards		Equity Incentive Plan Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares That Have Not Vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Stephen R. Davis	12/15/2006	-	9,100	-	5.78	12/15/2012	-	-	-	-
	12/15/2006	-	9,100	-	5.78	12/15/2013	-	-	-	-
	12/15/2006	-	9,100	-	5.78	12/15/2014	-	-	-	-
	12/15/2006	-	9,100	-	5.78	12/15/2015	-	-	-	-

Stephen Uden	6/27/2005	40,000	160,000	-	7.00	6/27/2015	-	-	-	-
	12/16/2005	3,960	-	-	7.88	12/16/2011	-	-	-	-
	12/16/2005	-	3,960	-	7.88	12/16/2012	-	-	-	-
	12/16/2005	-	3,960	-	7.88	12/16/2013	-	-	-	-
	12/16/2005	-	3,960	-	7.88	12/16/2014	-	-	-	-
	12/15/2006	-	9,100	-	5.78	12/15/2012	-	-	-	-
	12/15/2006	-	9,100	-	5.78	12/15/2013	-	-	-	-
	12/15/2006	-	9,100	-	5.78	12/15/2014	-	-	-	-
	12/15/2006	-	9,100	-	5.78	12/15/2015	-	-	-	-

Alan J. Hutchison	12/31/1997	50,000	-	-	13.50	12/31/2007	-	-	-	-
	12/31/1998	18,750	-	-	17.50	12/31/2008	-	-	-	-
	9/4/2001	5,000	-	-	19.39	12/31/2007	-	-	-	-
	9/4/2001	5,000	-	-	19.39	12/31/2008	-	-	-	-
	9/4/2001	5,000	-	-	19.39	12/31/2009	-	-	-	-
	9/4/2001	5,000	-	-	19.39	12/31/2010	-	-	-	-

Outstanding Equity Awards at December 31, 2006

		Option Awards					Stock Awards
							Service-Based Equity Awards		Equity Incentive Plan Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares That Have Not Vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Alan J. Hutchison	12/31/2001	3,750	-	-	17.48	12/31/2007	-	-	-	-
	12/31/2001	3,750	-	-	17.48	12/31/2008	-	-	-	-
	12/31/2001	3,750	-	-	17.48	12/31/2009	-	-	-	-
	12/31/2001	3,750	-	-	17.48	12/31/2010	-	-	-	-
	4/22/2002		-	-			25,000	148,750	-	-
	12/19/2002	1,250	-	-	3.87	12/19/2008	-	-	-	-
	12/19/2002	1,250	-	-	3.87	12/19/2009	-	-	-	-
	12/19/2002	1,250	-	-	3.87	12/19/2010	-	-	-	-
	12/19/2002	1,250	-	-	3.87	12/19/2011	-	-	-	-
	12/15/2003	7,875	-	-	8.79	12/15/2009	-	-	-	-
	12/15/2003	7,875	-	-	8.79	12/15/2010	-	-	-	-
	12/15/2003	7,875	-	-	8.79	12/15/2011	-	-	-	-
	12/15/2003	-	7,875	-	8.79	12/15/2012	-	-	-	-
	5/21/2004	12,500	-	-	9.50	5/21/2010	-	-	-	-
	5/21/2004	12,500	-	-	9.50	5/21/2011	-	-	-	-
	5/21/2004	-	12,500	-	9.50	5/21/2012	-	-	-	-
	5/21/2004	-	12,500	-	9.50	5/21/2013	-	-	-	-
	12/21/2004	7,000	-	-	9.05	12/21/2010	-	-	-	-
	12/21/2004	7,000	-	-	9.05	12/21/2011	-	-	-	-
	12/21/2004	-	7,000	-	9.05	12/21/2012	-	-	-	-
	12/21/2004	-	7,000	-	9.05	12/21/2013	-	-	-	-
	12/16/2005	6,930	-	-	7.88	12/16/2011	-	-	-	-
	12/16/2005	-	6,930	-	7.88	12/16/2012	-	-	-	-
	12/16/2005	-	6,930	-	7.88	12/16/2013	-	-	-	-
	12/16/2005	-	6,930	-	7.88	12/16/2014	-	-	-	-

Outstanding Equity Awards at December 31, 2006

		Option Awards					Stock Awards
							Service-Based Equity Awards		Equity Incentive Plan Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares That Have Not Vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Alan J. Hutchison	12/15/2006	-	7,963	-	5.78	12/15/2012	-	-	-	-
	12/15/2006	-	7,963	-	5.78	12/15/2013	-	-	-	-
	12/15/2006	-	7,962	-	5.78	12/15/2014	-	-	-	-
	12/15/2006	-	7,962	-	5.78	12/15/2015	-	-	-	-

James E. Krause	7/1/1997	37,000	-	-	20.13	7/1/2007	-	-	-	-
	12/31/1997	6,002	-	-	13.50	12/31/2007	-	-	-	-
	12/31/1998	7,500	-	-	17.50	12/31/2008	-	-	-	-
	9/4/2001	5,000	-	-	19.39	12/31/2007	-	-	-	-
	9/4/2001	5,000	-	-	19.39	12/21/2008	-	-	-	-
	9/4/2001	5,000	-	-	19.39	12/31/2009	-	-	-	-
	9/4/2001	5,000	-	-	19.39	12/31/2010	-	-	-	-
	12/31/2001	1,250	-	-	17.48	12/31/2007	-	-	-	-
	12/31/2001	1,250	-	-	17.48	12/31/2008	-	-	-	-
	12/31/2001	1,250	-	-	17.48	12/31/2009	-	-	-	-
	12/31/2001	1,250	-	-	17.48	12/31/2010	-	-	-	-
	12/19/2002	-	-	-			7,500	44,625	-	-
	12/19/2002	3,750	-	-	3.87	12/19/2008	-	-	-	-
	12/19/2002	3,750	-	-	3.87	12/19/2009	-	-	-	-
	12/19/2002	3,750	-	-	3.87	12/19/2010	-	-	-	-
	12/19/2002	3,750	-	-	3.87	12/19/2011	-	-	-	-

Outstanding Equity Awards at December 31, 2006

		Option Awards					Stock Awards
							Service-Based Equity Awards		Equity Incentive Plan Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares That Have Not Vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James E. Krause	12/15/2003	6,750	-	-	8.79	12/15/2009	-	-	-	-
	12/15/2003	6,750	-	-	8.79	12/15/2010	-	-	-	-
	12/15/2003	6,750	-	-	8.79	12/15/2011	-	-	-	-
	12/15/2003	-	6,750	-	8.79	12/15/2012	-	-	-	-
	5/21/2004	12,500	-	-	9.50	5/21/2010	-	-	-	-
	5/21/2004	12,500	-	-	9.50	5/21/2011	-	-	-	-
	5/21/2004	-	12,500	-	9.50	5/21/2012	-	-	-	-
	5/21/2004	-	12,500	-	9.50	5/21/2013	-	-	-	-
	12/21/2004	6,000	-	-	9.05	12/21/2010	-	-	-	-
	12/21/2004	6,000	-	-	9.05	12/21/2011	-	-	-	-
	12/21/2004	-	6,000	-	9.05	12/21/2012	-	-	-	-
	12/21/2004	-	6,000	-	9.05	12/21/2013	-	-	-	-
	12/16/2005	5,940	-	-	7.88	12/16/2011	-	-	-	-
	12/16/2005	-	5,940	-	7.88	12/16/2012	-	-	-	-
	12/16/2005	-	5,940	-	7.88	12/16/2013	-	-	-	-
	12/16/2005	-	5,940	-	7.88	12/16/2014	-	-	-	-
	12/15/2006	-	6,825	-	5.78	12/15/2012	-	-	-	-
	12/15/2006	-	6,825	-	5.78	12/15/2013	-	-	-	-
	12/15/2006	-	6,825	-	5.78	12/15/2014	-	-	-	-
	12/15/2006	-	6,825	-	5.78	12/15/2015	-	-	-	-

Outstanding Equity Awards at December 31, 2006

		Option Awards					Stock Awards
							Service-Based Equity Awards		Equity Incentive Plan Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares That Have Not Vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bertrand L. Chenard	9/24/2001	40,000	-	-	15.25	9/24/2011	-	-	-	-
	12/31/2001	1,250	-	-	17.48	12/31/2007	-	-	-	-
	12/31/2001	1,250	-	-	17.48	12/31/2008	-	-	-	-
	12/31/2001	1,250	-	-	17.48	12/31/2009	-	-	-	-
	12/31/2001	1,250	-	-	17.48	12/31/2010	-	-	-	-
	12/19/2002	6,250	-	-	3.87	12/19/2008	-	-	-	-
	12/19/2002	6,250	-	-	3.87	12/19/2009	-	-	-	-
	12/19/2002	6,250	-	-	3.87	12/19/2010	-	-	-	-
	12/19/2002	6,250	-	-	3.87	12/19/2011	-	-	-	-
	12/15/2003	5,625	-	-	8.79	12/15/2009	-	-	-	-
	12/15/2003	5,625	-	-	8.79	12/15/2010	-	-	-	-
	12/15/2003	5,625	-	-	8.79	12/15/2011	-	-	-	-
	12/15/2003	-	5,625	-	8.79	12/15/2012	-	-	-	-
	5/21/2004	10,000	-	-	9.50	5/21/2010	-	-	-	-
	5/21/2004	10,000	-	-	9.50	5/21/2011	-	-	-	-
	5/21/2004	-	10,000	-	9.50	5/21/2012	-	-	-	-
	5/21/2004	-	10,000	-	9.05	5/21/2013	-	-	-	-
	12/21/2004	6,000	-	-	9.05	12/21/2010	-	-	-	-
	12/21/2004	6,000	-	-	9.05	12/21/2011	-	-	-	-
	12/21/2004	-	6,000	-	9.05	12/21/2012	-	-	-	-
	12/21/2004	-	6,000	-	9.05	12/21/2013	-	-	-	-

Outstanding Equity Awards at December 31, 2006

		Option Awards					Stock Awards
							Service-Based Equity Awards		Equity Incentive Plan Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares That Have Not Vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bertrand L. Chenard	12/16/2005	5,940	-	-	7.88	12/16/2011	-	-	-	-
	12/16/2005	-	5,940	-	7.88	12/16/2012	-	-	-	-
	12/16/2005	-	5,940	-	7.88	12/16/2013	-	-	-	-
	12/16/2005	-	5,940	-	7.88	12/16/2014	-	-	-	-
	12/15/2006	-	6,825	-	5.78	12/15/2012	-	-	-	-
	12/15/2006	-	6,825	-	5.78	12/15/2013	-	-	-	-
	12/15/2006	-	6,825	-	5.78	12/15/2014	-	-	-	-
	12/15/2006	-	6,825	-	5.78	12/15/2015	-	-	-	-

Charles A. Ritrovato(1)	5/1/2002	20,000	-	-	12.00	12/31/2008	-	-	-	-
	5/1/2002	-	-	-	-	-	5,000	29,750	-	-
	12/19/2002	7,000	-	-	3.87	12/19/2008	-	-	-	-
	12/19/2002	3,000	-	-	3.87	6/30/2007	-	-	-	-
	12/15/2003	16,875	-	-	8.79	6/30/2007	-	-	-	-
	5/21/2004	25,000	-	-	9.50	6/30/2007	-	-	-	-
	12/21/2004	18,000	-	-	9.05	6/30/2007	-	-	-	-
______________
Notes:
(1)	Employment terminated on December 31, 2006.

This table provides information regarding outstanding equity awards that have been granted but the ultimate outcomes of which have not yet been realized.

Option Exercises and Stock Vested as of December 31, 2006

The following table shows information concerning the value realized by each Named Executive Officer upon the exercise of stock options and the vesting of restricted shares during 2006.
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
(a)	(b)	(c)	(d)	(e)
William H. Koster	-	-	45,000	259,650
Stephen R. Davis	-	-	25,000	144,250
Stephen Uden	-	-	-	-
Alan J. Hutchison	-	-	45,000	272,250
James E. Krause	-	-	7,500	44,738
Bertrand L. Chenard	-	-	-	-
Charles A. Ritrovato (3)	-	-	5,000	31,750
______________
Notes:
(1)
The value realized upon the exercise of stock options is based on the difference between the exercise price per share paid by the Named Executive Officer and the closing market price of the Company’s Common Stock on the exercise date.

(2)	The value realized upon the vesting of restricted shares is based on the number of shares to be vested and the average of the high and low market price of the Common Stock on the vesting date.
(3)	Employment terminated on December 31, 2006.

 Terms and Conditions of Certain Employment and Severance Agreements; Change in Control

Employment Agreements

WILLIAM H. KOSTER, President and Chief Executive Officer
The compensation package for William H. Koster includes a salary paid pursuant to a three year renewable employment agreement between Dr. Koster and the Company effective September 4, 2001. The agreement automatically renews for successive one year terms. Dr. Koster's annual base salary has increased as follows: $408,000 in 2003, $422,280 in 2004, $433,893 in 2005, $442,571 in 2006 and $455,848 effective January 1, 2007. Such increases were, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Dr. Koster from competing with the Company for the term of the agreement and for a two year period after termination of his employment. The employment agreement also provides for additional payments to be made to Dr. Koster upon the termination of his employment for any of the following reasons:

•
Termination without cause or for good reason. This includes a material reduction of duties or a reduction of salary. Dr. Koster would receive a lump sum payment in an amount equal to the sum of his annual base salary and two times the mean average annual bonus earned during the employment period; provided that if he has not earned an annual bonus prior to the termination date, the mean average annual bonus shall be treated as $200,000. Stock options and restricted stock (subject to a floor of 25%) that would otherwise have vested in the two year period following his termination would vest and all options would remain exercisable for two years.

•
Death and disability. Dr. Koster or his beneficiaries would receive a pro-rata portion of his average annual bonus. Stock options and restricted stock (subject to a floor of 25%) that would otherwise have vested in the two year period following death or disability would vest.

•
Non-renewal of employment agreement. Dr. Koster would receive a lump sum payment equal to one year's salary and his annual average bonus. If the Company determines not to renew his employment agreement, stock options and restricted stock that would otherwise have vested in the one year period following the non-renewal would vest.

•
Change in control. If following a change in control Dr. Koster is terminated without cause or for good reason, he would receive a lump sum payment equal to three times his annual salary and average bonus. All of Dr. Koster's stock options would vest and restricted stock (subject to a floor of 50%) that would otherwise have vested in the two year period following the termination would vest and all options would remain exercisable for two years. Dr. Koster would also be eligible to receive a tax "gross-up" payment of up to $5,000,000.

STEPHEN R DAVIS, Executive Vice President, and Chief Operating Officer
The compensation package for Stephen R. Davis includes a salary paid pursuant to a two-year renewable employment agreement between Mr. Davis and the Company effective December 1, 1997. The agreement automatically renews every alternate year for an additional two-year term. Under the agreement, Mr. Davis' annual base salary has increased as follows: $287,993 in 2003, $298,073 in 2004, $306,270 in 2005, $312,395 in 2006 and $343,635 effective January 1, 2007. Such increases were, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Mr. Davis from competing with the Company for the term of the agreement and, under certain conditions, for a period of one year after the termination of his employment. The employment agreement also provides for additional payments to be made to Mr. Davis upon the termination of his employment for any of the following reasons:

•
Termination without cause or for good reason. This includes a material reduction of duties or a reduction of salary. Mr. Davis would receive a lump sum payment equal to one year's salary. Mr. Davis's stock options that would otherwise have vested up to the December 1st immediately following termination would vest.

•
Death and disability. Mr. Davis would continue to receive his salary until he becomes eligible to receive payments under the Company's long-term disability plan. A pro-rata portion of Mr. Davis's stock options that would otherwise have vested up to the December 1st immediately following his death or disability would vest.

•
Non-renewal of employment agreement. Mr. Davis would continue to receive his salary for up to one year. If the Company determines not to renew his employment agreement, Mr. Davis's stock options that otherwise would have vested up to the December 1st immediately following the non-renewal would vest.

STEPHEN UDEN, Executive Vice President, Head of Research & Development
The compensation package for Stephen Uden includes a salary paid pursuant to a one-year renewable employment agreement between Dr. Uden and the Company effective June 26, 2005. The agreement automatically renews for successive one year terms. Under the agreement, Dr. Uden's annual base salary has increased as follows: $335,000 in 2005, $338,350 in 2006, and $348,501 effective January 1, 2007. Such increases were, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Dr. Uden from competing with the Company for the term of the agreement and, under certain conditions, for a period of one year after termination of his employment. The employment agreement also provides for additional payments to be made to Dr. Uden upon the termination of his employment for any of the following reasons:

•
Termination without cause or for good reason. This includes a material reduction of duties or a reduction of salary. Dr. Uden would receive a lump sum payment equal to one year's salary. Dr. Uden’s stock options and restricted stock that would otherwise have vested in the one year period following termination would vest.

•
Death and disability. Dr. Uden would continue to receive his salary until he becomes eligible to receive payments under the Company's long-term disability plan. A pro-rata portion of Dr. Uden’s stock options that would otherwise have vested up to the June 26th immediately following his death or disability would vest.

•
Non-renewal of employment agreement. Dr. Uden would continue to receive his salary for up to one year. If the Company determines not to renew the employment agreement, Dr. Uden’s stock options that would otherwise have vested up to the June 26th immediately following the non-renewal would vest.

 ALAN J. HUTCHISON, Executive Vice President Discovery Research
The compensation package for Alan J. Hutchison includes a salary paid pursuant to a two-year renewable employment agreement between Dr. Hutchison and the Company effective December 1, 1997. The agreement automatically renews every alternate year for an additional two-year term. Under the agreement, Dr. Hutchison's annual base salary has increased as follows: $292,238 in 2003, $299,544 in 2004, $307,782 in 2005, $313,938 in 2006, and $323,356 effective January 1, 2007. Such increases were, and any future increases will be, at the discretion of the Board of Directors. The employment agreement restricts Dr. Hutchison from competing with the Company for the term of the agreement and, under certain conditions, for a period of one year after the termination of his employment. The employment agreement also provides for additional payments to be made to Dr. Hutchison upon the termination of his employment for any of the following reasons:

•
Termination without cause or for good reason. This includes a material reduction of duties or a reduction of salary. Dr. Hutchison would receive a lump sum payment equal to one year's salary. Dr. Hutchison's stock options that would otherwise have vested up to the December 1st immediately following termination would vest.

•
Death and disability. Dr. Hutchison would continue to receive his salary until he becomes eligible to receive payments under the Company's long-term disability plan. A pro-rata portion of Dr. Hutchison's stock options that would otherwise have vested up to the December 1st immediately following his death or disability would vest.

•
Non-renewal of employment agreement. Dr. Hutchison would continue to receive his salary for up to one year. If the Company determines not to renew his employment agreement, Dr. Hutchison's stock options that otherwise would have vested up to the December 1st immediately following the non-renewal would vest.

Potential Payments upon a Change in Control
The employment agreements with the Company’s President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, Executive Vice President and Head of Research and Development and Executive Vice President, Discovery Research contain provisions for severance payable to these executives, including in some cases for circumstances where they may be terminated due to a change in control. In addition, the Company's 2001 Amended and Restated Neurogen Corporation Stock Option Plan provides certain benefits upon a Change in Control. The estimated current values of these severance provisions and benefits are shown in the table below.

Change in control provisions and the corresponding severance compensation in executive employment agreements are designed to achieve the following objectives. In the normal course of business the Company engages in discussions with other organizations regarding possible collaborations or other business combinations that may be in the best long-term interests of its stockholders. Certain of the Company’s executive employment agreements provide for severance compensation if the executive is terminated as result of such combination in order to provide management with incentive for continuity during the transaction and to promote the active consideration of such combinations.

Termination of the executive without cause or for good reason also triggers a severance payment due in part to the non-compete and non-solicitation provisions in these employment agreements. These terms are comparable to those offered by companies in industry surveys and reduce management conflicts of interest where a change of control is in the best interests of the Company’s stockholders.

Change in Control Payment Estimates as of December 29, 2006 (1)

Name	Cash Severance Amount	Accelerated Vesting of Stock Options(5)	Accelerated Vesting of Restricted Stock(5)	Continuation of Health & Welfare Benefits(8)	Total
William H. Koster	$1,815,619(3)	$134,082	$-	$-	$1,949,701(6)

Stephen R. Davis	$312,395(2)	$42,588	$-	$11,720	$366,703

Stephen Uden	$338,350(2)	$6,188	$-	$12,260	$356,798

Alan J. Hutchison	$313,938(2)	$15,815	$148,750	$11,720	$490,223

James E. Krause	$-	$35,841(7)	$44,625(7)	$-	$80,466

Bertrand L. Chenard	$-	$56,641(7)	$-	$-	$56.641

Charles A. Ritrovato(4)	$-	$-	$-	$-	$-
______________
Notes:
(1)	The following general assumptions were made in preparation of the above table:
(a) A change in control occurred on December 29, 2006.
(b) A “Change in Control” is as defined in the 2001 Amended and Restated Neurogen Corporation Stock Option Plan.
(c) The Change in Control resulted in the Named Executive Officers’ termination of employment on December 29, 2006, and the closing market price of the Company’s Common Stock on that date was $5.95.
(2)	Upon termination the Named Executive Officers (excluding Dr. William H. Koster) would have received a lump sum payment in an amount equal to one year’s salary.
(3)	Upon termination, Dr. William H. Koster would have received a lump sum payment equal to the sum of three times his annual salary and average annual bonus.
(4)	Dr. Charles A. Ritrovato's employment terminated on December 31, 2006 and therefore severance amounts are not applicable.
(5)	Upon termination vesting of options and restricted stock would have been accelerated. The December 29, 2006 market value of the Company’s Common Stock was used to determine value.
(6)	Upon termination Dr. William H. Koster would have been eligible to receive an excise tax "gross-up" payment of up to $5,000,000.
(7)
Assumes the Change in Control resulted in the Named Executive Officers’ termination of employment on December 29, 2006, and such stock options and such restricted stock awards would vest under the Amended and Restated Neurogen Corporation 2001 Stock Option Plan.

(8)	The amounts reported in this column for each officer reflect premiums that would be paid by the Company for group health and welfare benefits for twelve months after termination of employment.

Other Benefits
The value of the other benefits discussed below is included in column (g) of the Summary Compensation Table and detailed in the All Other Compensation table. The Company provides the Neurogen Corporation 401(k) Retirement Plan. The Company also provides benefits such as medical, dental and life insurance and disability coverage in a flexible benefits plan, which is provided to each Named Executive Officer as well as all other eligible Company employees. Under the flexible benefits plan, eligible employees, including the Named Executive Officers, have the option of contributing pre-tax dollars into the plan for medical and/or dependent care expenses.

401 (k) Plan
Under the Neurogen Corporation 401(k) Retirement Plan (the “Plan”), which is a tax-qualified retirement savings plan, participating employees may contribute up to 100% of their compensation on a before-tax basis into their Plan account in an amount up to the applicable IRS maximum limit for the year. In addition, under the Plan, the Company matches 100% of all employee contributions up to 6%. The Company’s matching contributions are generally invested exclusively in its Common Stock. However, participants may diversify varying portions of their matching contributions based on their years of service.

The current maximum before-tax contribution limit is $15,500 per year (or $20,500 per year for participants age 50 and over). In addition, no more than $225,000 of an employee’s annual compensation may be taken into account in computing benefits under the Plan.

Medical, Dental, Life Insurance and Disability Insurance
Medical, dental, life insurance and disability coverage are available to all full-time employees through our active employee flexible benefits plan. The Company provides up to three times the amount of an employee’s annual salary or a maximum of $1,000,000, in life insurance coverage and up to a maximum of $15,000 per month in long-term disability coverage. The value of these benefits is not required to be included in the Summary Compensation Table since they are made available to all employees on a Company-wide basis.

Other Paid Time-Off Benefits
The Company provides paid vacation as well as certain paid holidays to all employees, including the Named Executive Officers, and subscribes to industry surveys to use as a benchmark for these benefits.

Director Compensation

We do not pay directors who are also Neurogen Corporation employees any additional compensation for their service as directors. Accordingly, for their service as directors, Dr. Koster and Mr. Davis do not receive any additional compensation.

The Compensation Committee reviews the compensation we pay to our non-employee directors. The Committee compares our Board of Directors’ compensation to compensation paid to non-employee directors by similarly sized public companies in similar businesses. The Committee also considers the responsibilities that we ask our Board members to assume and the amount of time required to perform those responsibilities. Directors of the Company are also reimbursed for out-of-pocket travel expenses incurred in connection with their attendance at Board meetings and other activities on behalf of the Company.

The following table lists the compensation structure for chairing and serving on the Board and committees of the Board.

Director Compensation Structure as of December 31, 2006

	Annual Retainer Fees		Annual Option Awards
Chairman of the Board	$100,000	(3)	-	-
Chairman of the Audit Committee	$25,000	(2)(3)	2,500	(4)
Chairman of the Executive, Governance, or Science Committee	$5,000	(3)	2,500	(4)(5)
Member of the Board of Directors	$25,000	(3)	10,000	(1)
Members of Audit, Executive, Governance, Compensation, or Science Committee	-		1,500	(4)(5)
______________
Notes:
(1)	Granted in quarterly increments of 2,500 options.
(2)	Annual maximum of $5,000 to a director if a director chairs more than one committee with the exception of the chair of the Audit Committee, who receives $25,000 annually for that position.
(3)	All annual retainers are paid in quarterly installments.
(4)	Granted annually upon appointment to the committee.
(5)	Annual maximum of 5,000 options to a director for committee service.

All options are granted from the 2000 Non-Employee Directors Stock Option Plan at fair market value of the Company’s Common Stock on the date of grant. Annual grants vest in twelve equal installments over one year and expire 10 years from the date of grant. Committee grants vest in three equal installments over three months and expire 10 years from date of grant.

The following table summarizes the compensation of our directors for the year ended December 31, 2006.

Director Compensation as of December 31, 2006

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) (2) (3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Felix J. Baker, Ph.D.	25,000	-	44,858	-	-	-	69,858
Julian C. Baker	30,000	-	56,788	-	-	-	86,788
Eran Broshy	27,500	-	56,788	-	-	-	84,288
Stewart Hen	25,000	-	55,084	-	-	-	80,084
Jonathan S. Leff	25,000	-	44,858	-	-	-	69,858
Craig Saxton, M.D.	130,000	-	56,788	-	-	-	186,788
John Simon, Ph.D.	50,000	-	53,380	-	-	-	103,380
______________
Notes:
(1)
Represents the compensation costs for financial reporting purposes for the year ended December 31, 2006 under FAS 123(R). See Note 6 Stock Options and Restricted Stock in the Company’s consolidated financial statements as set forth in the Company’s 2006 Form 10-K, for the assumptions made in determining FAS 123(R) values. There can be no assurance that the FAS 123(R) amounts will ever be realized. The maximum amount of options granted to a single director is 15,000 per year.

(2)
At December 31, 2006, the aggregate number of option awards outstanding was: Dr. Felix J. Baker - 86,035 shares; Mr. Julian C. Baker - 92,535 shares; Mr. Eran Broshy - 59,908 shares; Mr. Stewart Hen - 55,542 shares; Mr. Jonathan S. Leff - 49,542 shares; Dr. Craig Saxton - 143,747 shares and Dr. John. Simon - 82,254 shares.  Dr. Craig Saxton additionally held 25,000 shares of restricted stock at December 31, 2006.

(3)
The FAS 123(R) grant date value was $400,482 for options granted in the year ended December 31, 2006, of which $31,938 was related to the options awarded to Robert Butler, Mark Novitch, and Suzanne Woolsey who did not stand for reelection at the Annual Meeting in June 2006.

Compensation information for our employee directors, Dr. William H. Koster and Mr. Stephen R. Davis, is included in the Summary Compensation Table.

Compensation Committee Interlocks and Insider Participation

Mr. Julian Baker, Dr. Craig Saxton, Mr. Stewart Hen and Dr. John Simon, all non-employee directors, constitute the Company's Compensation Committee.  No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table below reflects the number of shares beneficially owned by (a) each director of the Company; (b) each executive officer of the Company named in the Summary Compensation Table; (c) all directors and executive officers as a group; and (d) each person or group known to the Company to own more than 5% of the outstanding shares of Neurogen Common Stock. Unless otherwise noted the information is stated as of April 2, 2007 and the beneficial owners exercise sole voting and/or investment power over the shares. Shares outstanding on April 2, 2007 were 41,807,462.

Neurogen Common Stock

Name and Address of Beneficial Owner	Shares Owned including Options Exercisable within 60 days of April 2, 2007		Right to Acquire Beneficial Ownership under Options Exercisable within 60 days of April 2, 2007	Percent of Common Stock owned
Warburg Pincus	8,571,429			20.5
466 Lexington Avenue
New York, NY 10017
Andrew H. Tisch (1)	947,108			2.3
Daniel R. Tisch(1)	947,108			2.3
James S. Tisch (1)	947,108			2.3
Thomas J. Tisch(1)	1,247,108			3.0
Joan H. Tisch	24,100			.1
Pfizer Inc	2,846,000			6.8
235 East 42nd Street
New York, NY 10017
BlackRock Financial Management, Inc.	2,164,158			5.2
40 East 52nd Street
New York, NY 10022
William H. Koster, Ph.D.	705,438		587,380	1.7
Stephen R. Davis	199,743		138,805	*
Stephen Uden	46,016		43,960	*
Alan J. Hutchison, Ph.D.	224,999	(2)	190,805	*
Bertrand L. Chenard, Ph.D.	143,096		134,815	*
James E. Krause, Ph.D.	190,578	(3)	166,192	*
Felix J. Baker, Ph.D.	5,298,805	(4)	88,535	12.7
Julian C. Baker	5,316,813	(5)	95,035	12.7
Eran Broshy	62,309		62,309	*
Stewart Hen	58,042		58,042	*
Jonathan S. Leff	52,042		52,042	*
Craig Saxton, M.D.	143,121	(6)	118,121	*
John Simon, Ph.D.	143,258		84,754	*
All officers and directors as a group (13 persons)	7,378,682		1,820,795	17.6
______________
Notes:
*	Less than 1% of the outstanding shares of common stock.
(1)	The address of each person is 667 Madison Ave., New York, NY 10021, except for Daniel R. Tisch, whose address is 500 Park Ave., New York, NY 10022.
(2)	Includes 25,000 shares of unvested restricted stock.
(3)	Includes 7,500 shares of unvested restricted stock.
(4)	Includes 5,205,578 shares as to which he has shared voting power and shared dispositive power and 4,692 shares as to which he has sole voting power.
(5)	Includes 5,205,578 shares as to which he has shared voting power and shared dispositive power and 16,200 shares as to which he has sole voting power.
(6)	Includes 25,000 shares of unvested restricted stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, for the Company's equity compensation plans, the number of options outstanding under such plans, the weighted-average exercise price of outstanding options, and the number of shares that remain available for issuance under such plans, as of December 31, 2006.

	Total securities to be issued upon exercise of outstanding options		Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	Number	Weighted-average exercise price
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,429,345	$11.91	1,262,877

Equity compensation plans not approved by security holders	13,500	33.38	-

Total	5,442,845	$11.96	1,262,877

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

There were no related party transactions of $120,000 or more.

Independence of the Board of Directors

Rules promulgated by the National Association of Securities Dealers, Inc. ("NASD") for companies listed on the NASDAQ Stock Market LLC (“NASDAQ”) require that a majority of the members of a listed company's board of directors qualify as "independent," as affirmatively determined by the board of directors. Upon reviewing all relevant transactions or relationships between each director (and his or her family members) and the Company, its senior management and its independent registered public accountants, the Board has affirmatively determined that seven of the Company's nine directors currently serving on the Board are “independent” within the meaning of the applicable NASDAQ rules. William H. Koster, Ph.D., the Company's President and Chief Executive Officer, and Stephen R. Davis, the Company's Executive Vice President and Chief Operating Officer, are not "independent" within the meaning of the NASDAQ rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and All Other Fees

The aggregate fees billed for professional services rendered by the Company's independent registered public accountants, PricewaterhouseCoopers LLP for 2006 and 2005 were as follows:

Audit Fees
The aggregate fees for the audit of the Company's annual consolidated financial statements and its internal controls over financial reporting, reviews of the quarterly consolidated financial statements included in Forms 10-Q filed with the SEC, and services provided in connection with regulatory filings were $450,700 and $393,740 for 2006 and 2005, respectively.

Audit-Related Fees
The aggregate fees related to the performance of the audits and reviews of the Company's employee benefit plans and consultation concerning financial accounting and reporting standards were $40,855 and $29,660 for 2006 and 2005, respectively.

Tax Fees
The aggregate fees related to professional services rendered for tax compliance were $44,100 and $72,510 for 2006 and 2005, respectively. The 2006 and 2005 fees included $8,500 and $51,000, respectively for services related to the review of ownership change under section 382 of the tax code.

All Other Fees
No fees were billed by PricewaterhouseCoopers LLP during 2006 or 2005 other than fees for professional services reported above as audit fees, audit-related fees and tax fees.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves audit and other permitted non-audit services provided by Neurogen's independent registered public accountants. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is based on estimated fees and billable services. The Audit Committee may also pre-approve particular services on a case-by-case basis. Neurogen's independent registered public accountants and senior management periodically report to the Audit Committee the extent of services provided by the independent registered public accountants in accordance with pre-approval, and the fees for the services performed to such date. In 2006, all of the fees for audit-related and tax fees were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED WITH THIS REPORT
(1) and (2) No financial statements or schedules are filed with this report on Form 10-K/A.

(b)	EXHIBITS REQUIRED
The exhibits listed on the attached Exhibit Index, required by Item 601 of Regulation S-K and by paragraph (c) of Item 15 of Form 10-K, are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K and are filed as part of this Annual Report on Form 10-K/A or are incorporated herein by reference.

SIGNATURES

NEUROGEN CORPORATION
Date: April 30, 2007
By: /s/ STEPHEN R. DAVIS
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Stephen R. Davis Executive Vice President and Chief Operating Officer

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

*Filed herewith

Unless otherwise noted, exhibits were filed with the Form 10-K filed on March 15, 2007.