Form 10-Q
period 2007-03-31
NEUROGEN CORP
filed 2007-05-10
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes [ ] No [X]

As of May 9, 2007 the registrant had 41,858,932 shares of Common Stock outstanding.

FORM 10-Q
For the First Quarter Ended
March 31, 2007

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
NEUROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(unaudited)
	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$53,006	$56,170
Marketable securities	36,758	51,401
Receivables from corporate partners	111	209
Other current assets, net	3,024	2,813
Total current assets	92,899	110,593
Property, plant and equipment:
Land, building and improvements	31,688	31,682
Equipment and furniture	18,578	18,509
Construction in progress	85	85
	50,351	50,276
Less accumulated depreciation and amortization	23,553	23,191
Property, plant and equipment, net	26,798	27,085
Other assets, net	58	61
Total assets	$119,755	$137,739
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$10,353	$8,481
Unearned revenue from corporate partners, current portion	7,520	7,520
Loans payable, current portion	1,460	1,454
Total current liabilities	19,333	17,455
Unearned revenue from corporate partners, net of current portion	5,063	6,768
Loans payable, net of current portion	8,609	8,976
Total liabilities	33,005	33,199
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 50,000 shares; issued and outstanding 41,807 and 41,774
shares at March 31, 2007 and December 31, 2006, respectively	1,045	1,044
Additional paid-in capital	338,061	336,795
Accumulated deficit	(251,722)	(232,442)
Accumulated other comprehensive income	(634)	(857)
Total stockholders' equity	86,750	104,540
Total liabilities and stockholders' equity	$119,755	$137,739

See accompanying notes to condensed consolidated financial statements

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Operating revenues:
License fees	$1,365	$1,115
Research and development	1,040	2,700
Total operating revenues	2,405	3,815

Operating expenses:
Research and development	18,923	15,829
General and administrative	3,757	3,018
Total operating expenses	22,680	18,847
Operating loss	(20,275)	(15,032)
Other income (expense):
Investment and other income	1,081	898
Interest expense	(197)	(209)
Total other income, net	884	689
Loss before income taxes	(19,391)	(14,343)
Income tax benefit	111	-
Net loss	$(19,280)	$(14,343)
Basic and diluted loss per share	$(0.46)	$(0.42)
Shares used in calculation of loss per share:
Basic and diluted	41,741	34,449

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash flows from operating activities:
Net loss	$(19,280)	$(14,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	609	586
Amortization of investment premium/discount	55	166
Non-cash compensation expense	1,073	1,474
401(k) match expense	175	172
Changes in operating assets and liabilities:
Decrease (increase) in receivables from corporate partners	98	(27)
(Increase) decrease in other assets, net	(208)	512
Increase in accounts payable and accrued expenses	1,872	986
Decrease in unearned revenue from corporate partners	(1,705)	(1,815)
Net cash used in operating activities	(17,311)	(12,289)
Cash flows from investing activities:
Purchases of property, plant and equipment	(322)	(363)
Maturities and sales of marketable securities	14,811	19,245
Net cash provided by investing activities	14,489	18,882
Cash flows from financing activities:
Principal payments under loans payable	(361)	(356)
Proceeds from employee stock options	19	11
Net cash used in financing activities	(342)	(345)
Net (decrease) increase in cash and cash equivalents	(3,164)	6,248
Cash and cash equivalents at beginning of year	56,170	11,241
Cash and cash equivalents at end of period	$53,006	$17,489

See accompanying notes to condensed consolidated financial statements

NEUROGEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited condensed consolidated financial statements have been prepared from the books and records of Neurogen Corporation (“Neurogen” or the “Company”) in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position and operations have been included. The condensed consolidated balance sheet at December 31, 2006 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the significant accounting policies described in Note 1, for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

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

(2) COMPREHENSIVE LOSS
Comprehensive loss for the three-month periods ended March 31, 2007 and 2006 was $19,057,000 and $14,386,000, respectively. The differences between net loss and comprehensive loss are due to changes in the net unrealized gain or loss on marketable securities.

(3) MARKETABLE SECURITIES
The following tables summarize the Company’s marketable securities (in thousands):
	March 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government notes	$6,497	$-	$(100)	$6,397
Corporate notes and bonds	30,895	-	(534)	30,361
Total	$37,392	$-	$(634)	$36,758

	December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government notes	$11,997	$-	$(152)	$11,845
Corporate notes and bonds	40,261	-	(705)	39,556
Total	$52,258	$-	$(857)	$51,401

The following table summarizes investment maturities at March 31, 2007 (in thousands):

	Amortized Cost	Fair Value
Less than one year	$15,575	$15,391
Due in 1 to 2 years	21,817	21,367
Total	$37,392	$36,758

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007 (in thousands):

	Less than 12 Months		12 Months or More		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government Obligations and Direct Obligations of U.S.	$-	$-	$6,397	$(100)	$6,397	$(100)
Asset Backed Securities	-	-	2,773	(51)	2,773	(51)
Corporate Bonds	-	-	27,588	(483)	27,588	(483)
Total	$-	$-	$36,758	$(634)	$36,758	$(634)

 For the investments in all three categories shown in the above table (comprising 22 securities in aggregate), the unrealized losses were caused primarily by interest rate increases.

Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company believes it has the ability and intends to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

(4) STOCK-BASED COMPENSATION
The Company has certain stock incentive plans under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are generally granted at fair market value at the date of grant, with vesting schedules that range from immediate vesting (typically in the case of grants to consultants) to four or five years (typically in the case of grants to employees), and expire up to ten years after grant. Under all plans at March 31, 2007, there were 6,691,321 shares reserved for future issuance (of which 6,395,071 are reserved for options outstanding and 296,250 are available for future grant as options or restricted stock). In addition, 57,500 shares of unvested restricted stock issued from the plans remain outstanding as of March 31, 2007.

Stock Options

The following table presents the combined activity of the Company’s stock option plans (excluding unvested restricted stock of 57,500 shares) for the three month period ended March 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	5,442,845	$11.96
Granted	993,500	6.20
Exercised	(4,991)	3.87
Canceled	(36,283)	10.21
Outstanding at March 31	6,395,071	$11.08	5.1	$1,768,589
Options exercisable at March 31	3,777,620	$13.95	3.6	$1,003,422

For the three months ended March 31, 2007 and 2006, the Company recorded $1,046,000 and $1,306,000, respectively, of expense for employee options as a result of SFAS No. 123R. The Company adopted SFAS No. 123R in the first quarter of 2006. No income tax benefit has been recorded as the Company has recorded a full valuation allowance, and management has concluded that it is not likely that the net deferred tax asset will be realized.

Option grants to employees that allow for immediate vesting due to retirement are expensed over the period from grant date to retirement eligibility date. Options granted to Directors which allow for immediate vesting upon termination of service are expensed immediately.

The estimated weighted average fair value at the date of grant for options granted in the three months ended March 31, 2007 and 2006 was $4.08 and $4.27, respectively, using the Black-Scholes method with the following weighted average assumptions:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Expected life	5.5-6.5 years	5.1 years
Risk-free interest rate	4.5%-4.8%	4.7%
Volatility	72%-73%	75%
Expected dividend yield	0%	0%

The compensation cost related to unvested options at March 31, 2007 to be recognized in the future is approximately $6,913,000, which will be recognized as expense over the remaining vesting period of 1.3 years at March 31, 2007.

Non-Cash Stock Compensation Expense

The composition of non-cash stock compensation expense for the three month periods ended March 31 is summarized as follows (in thousands):
	2007	2006
Restricted stock (net of cancellations)	$27	$147
FAS 123R expense	1,046	1,306
Total non-cash stock compensation expense	$1,073	$1,453

(5) NET LOSS PER COMMON SHARE
The Company computes and presents net loss per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per share reflects no dilution for common equivalent shares and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and unvested restricted stock and are calculated using the treasury stock method. Since the Company is in a loss position for all periods presented, the effect of potential common equivalent shares would have been anti-dilutive; therefore, the calculation of diluted loss per share does not consider the effect of stock options and unvested restricted stock.

Options and unvested restricted stock outstanding as of March 31, 2007 and 2006 of 6,452,571 and 5,472,386, respectively, represented all potentially dilutive securities that were excluded for the calculation of diluted loss per share.

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

(7) INCOME TAXES
As of January 1, 2007, the Company adopted Financial Interpretation Number (FIN) 48, an interpretation of SFAS No. 9, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Neurogen has never paid federal or state income taxes due to its history of net operating losses. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and March 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

The Company believes that only one tax matter has uncertainty and it relates to an anticipated refund from the state of Connecticut. Connecticut tax law provisions allow certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryforward of these credits into future tax years.

The Company believes that it is entitled to a larger cash refund from the state for prior years. In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. The plaintiffs and the state have filed cross-motions for Partial Summary Judgment, and a decision on those motions is expected later this year.

Although the Company is confident it will ultimately prevail in its claims, because of the uncertainties of litigation, at this time, the Company has not recognized this potential tax benefit in the Statement of Operations and has no liabilities related to it.

As of March 31, 2007, the Company is subject to U.S. federal and state income tax in Connecticut. Years subject to audit are years in which unused net operating losses were generated that remain open by the statute of limitation for examinations. Tax years from 1992 forward remain open to examination by U.S. federal authorities, and tax years from 1998 forward remain open to examination by state authorities.

(8) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

During the first quarter of 2007, the Company incurred significant expenses in conducting clinical trials and other development activities, such as formulation testing, and toxicology studies, for NG2-73, the Company’s lead compound in its insomnia program, and NGD-4715, the Company’s lead compound in its obesity program. NG2-73, currently in Phase 2 testing, is the Company’s most advanced drug candidate. If NG2-73 continues to progress in further Phase 2 and Phase 3 studies without the Company partnering the program, clinical trial and other development expenses related to NG2-73 will continue to increase. Development costs for the insomnia program, as well as costs for the Company’s other unpartnered programs, may continue to increase in 2007. The actual amount of these development expenses will derive from the level of development activities being conducted and the level of these activities is contingent on the results of ongoing studies. Research and development expenses accounted for 83% of total expenses in the three month period ended March 31, 2007 compared to 84% for the same period ended March 31, 2006.

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

RESULTS OF OPERATIONS

Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future collaborative research agreements, the progress of the Company's independent and partnered research and development projects, the size of the Company's staff and the level of preclinical and clinical development spending on drug candidates in unpartnered programs. Neurogen believes its research and development costs may continue to increase over the next several years as its drug development programs progress. In addition, general and administrative expenses would be expected to increase to support any expanded research and development activities.

Three Months Ended March 31, 2007 and 2006
The Company's operating revenues for the three months ended March 31, 2007 decreased $1.4 million to $2.4 million from $3.8 million for the same period in 2006. The three months ended March 31, 2006 include a $2.0 million substantive milestone from Merck received and recognized in February 2006. The three months ended March 31, 2007 include $0.3 million of a $3.0 million nonsubstantive milestone and $0.3 million of an anniversary license payment received from Merck in October and December 2006, respectively. The nonsubstantive milestone and the license payment are being recognized over the remaining contract period.

Research and development expenses for the three months ended March 31, 2007 were $18.9 million compared to $15.8 million for the same period in 2006. The $3.1 million or 20% increase was due primarily to a $3.8 million increase in the Company’s outsourced clinical expenses. In the Company’s insomnia program, outsourced clinical expenses increased in 2007 by $3.2 million from $3.9 million to $7.1 million. In addition, outsourced clinical expenses in the Company’s obesity program increased by $0.6 million in 2007 for a Phase 1 clinical trial on the Company’s lead compound, NGD-4715. The increase in outsourced clinical expenses was offset by a decrease of $0.3 million from $3.0 million in 2006 to $2.7 million in 2007 for outsourced development expenses such as toxicology studies, chemical manufacturing and formulations for all of the Company’s unpartnered programs. Finally, salary and benefits expense decreased by $0.4 million to $5.4 million, which included a $0.3 million decrease in non-cash stock compensation.

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

General and administrative expenses for the three months ended March 31, 2007 were $3.8 million compared to $3.0 million for the same period in 2006. The $0.8 million or 27% increase in expenses was due primarily to increases in patent, legal, market research, consulting and general supplies.

Other income, net of interest expense, was $0.9 million for the three months ended March 31, 2007 compared to $0.7 million for the same period in 2006. The $0.2 million or 28% increase in 2007 was primarily due to an increase in interest income, lower bank fees and the amortization of premiums and discounts on investments resulting from a lower average balance of marketable securities in 2007 compared to 2006.

For the three months ended March 31, 2007, the Company recorded an income tax benefit of $0.1 million for the sale of R&D credits generated during this period to the State of Connecticut for cash. Prior to the fourth quarter of 2006, the Company had recorded the sale of the credits for the prior year at the time of filing the previous year’s tax return, typically in September of the following year. However, in the fourth quarter of 2006, the Company determined that it is more likely than not that it will continue to sell the credits to the state for cash, and as a result of this change in estimate, the Company recorded the sale of credits generated for 2006 in the fourth quarter of 2006 as well as the sale of credits generated for 2005.  Since this change in estimate did not occur until the fourth quarter of 2006, no such recognition of estimated credits was made during the three months ending March 31, 2006.

The Company recognized a net loss of $19.3 million for the three months ended March 31, 2007 compared to $14.3 million for the same period in 2006. The $5.0 million increase in net loss was a result of the increase in research and development and general and administrative expenses as well as the decrease in revenue discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At March 31, 2007 and December 31, 2006, cash, cash equivalents and marketable securities in the aggregate were $89.8 million and $107.6 million, respectively. Marketable securities of $21.4 million at March 31, 2007 had maturities beyond one year. However, the Company can and may liquidate such investments prior to maturity to meet its operating, strategic and/or investment objectives.

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

Evaluation of Investments for Other-Than-Temporary Impairment

In accordance with FASB Staff Position (“FSP”) SFAS No. 115-1 and SFAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” the Company reviewed its marketable securities portfolio, which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt obligations, for potential other-than-temporary impairment. Gross unrealized losses related to the Company’s investments totaled $0.6 million (based on an aggregate fair value of $36.8 million for all investments in unrealized loss positions) as of March 31, 2007. All marketable securities held at March 31, 2007 have been in a continuous loss position for twelve months or more, and the related unrealized loss was $0.6 million. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality.

The Company believes it has the ability and intends to hold investments that mature in the next twelve months until maturity and thereby recover the fair market value. Unrealized losses related to securities that mature beyond the next twelve months, and that have been in a continuous unrealized loss position for twelve months or more, amounted to $0.4 million, or 2.1%, of the total market value of such marketable securities as of March 31, 2007. The Company has not recorded any losses for other-than-temporary impairment at this time; however, if interest rates rise and such unrealized losses become more significant, the Company may record impairment losses. In evaluating the unrealized losses, the Company considered the nature of the investments, current credit ratings, maturity dates and the Company’s projected cash requirements.

Debt Arrangements

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. (“CII”). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years. Interest rates on these loans ranged from 6.9% to 7.9% in 2006 and through March 31, 2007. Of the amounts borrowed, $6.4 million and $3.7 million remained outstanding as of March 31, 2007 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.5 million is due and payable in each of the next four years and $2.1 million is due and payable in the fifth year, including a balloon payment of $1.0 million on the mortgage loan upon maturity in December 2011. Thereafter, the remaining aggregate balance of approximately $2.0 million is payable in regular installments until the scheduled maturity dates. The Company made $0.4 million in principal repayments on outstanding loans during each of the three month periods ended March 31, 2007 and 2006.

As of March 31, 2007, Neurogen does not have any significant lease or capital expenditure commitments.

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

To the extent that drug candidates progress in the Company's VR1 program partnered with Merck, such progress could result in milestone payments and additional research and development funding to the Company under the Merck collaboration agreement. Such progress could also provide the opportunity to raise capital through equity offerings. If the VR1 program does not progress or does not progress on schedule, such opportunities would be delayed or may not materialize at all. The Company does not have control over the progress of the VR1 program.

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

Neurogen anticipates that its current cash and marketable securities amounts, as supplemented by research funding and annual license payments pursuant to its collaborative research agreement with Merck, will be sufficient to fund its current and planned operations into at least mid-2008. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to: the progress of the Company's research and development programs; the timing and results of preclinical testing and clinical studies; the timing of regulatory approvals; determinations as to the commercial potential of its proposed products; the status of competitive products and the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products. Many of these factors could significantly increase the Company's expenses and use of cash.

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

Due to “change in ownership” provisions of the Tax Reform Act of 1986, the Company's utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods. In 2006, the Company reviewed its changes in ownership through a testing date of December 31, 2005 and determined that an ownership change occurred in 2005. The change of ownership did not have the effect of reducing the amount of net operating loss carryforwards but has limited approximately $1.1 million of the tax credits existing at the date of the ownership change that the Company may utilize in the taxable years following the change.

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

As of March 31, 2007, the Company has received $12.6 million of research funding from Merck, and, two $2.5 million license payments on the first and second anniversary dates of the collaboration in December 2004 and 2005 and one $2.0 million license payment on the third anniversary date of the collaboration in December 2006. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. Milestones received to date include a preclinical milestone of $3.0 million in the second quarter of 2004, a clinical milestone of $2.0 million received in the first quarter of 2006 and a second clinical milestone of $3.0 million received in late October 2006.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

The discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Management makes estimates in the areas of revenue recognition, accrued expenses, income taxes, stock-based compensation, and marketable securities, and bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. For a complete description of the Company’s accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” and “Notes to Consolidated Financial Statements” in Neurogen Corporation’s Form 10-K for the year ended December 31, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company’s confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company’s expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are “forward looking statements” within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company’s drug candidates, the failure to attract or retain key personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates which could slow or prevent product development efforts, competition within the Company’s anticipated product markets, the Company’s dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company’s business, risk that patents and confidentiality agreements will not adequately protect the Company’s intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company’s products, and other risks detailed in the Company’s Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 2006, each of which could adversely affect the Company’s business and the accuracy of the forward-looking statements contained herein. New material changes in risk factors since the Annual Report on Form 10-K for the year ended December 31, 2006 are discussed further in Part II, Item 1A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company's investment portfolio includes investment grade debt instruments. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Increasing interest rates have led to a decline in market values of fixed-rate investments held as of March 31, 2007. The Company considers such impairment as temporary because of its ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

Fair value of investments with expected maturities in the following years (in thousands):

	2007	2008	2009	Total
Fixed Rate Investments	$8,919	$19,353	$8,486	$36,758

Weighted Average Interest	3.7%	4.2%	3.8%	4.0%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Operating Officer concluded that, as of March 31, 2007, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Operating Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes for the first quarter ended March 31, 2007 from legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A. RISK FACTORS

There have been no material changes for the first quarter ended March 31, 2007 from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable for the first quarter ended March 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable for the first quarter ended March 31, 2007.

ITEM 4. SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable for the first quarter ended March 31, 2007.

ITEM 5. OTHER INFORMATION

In May 2007, the Company amended and restated its employment agreements with Stephen Davis, Executive Vice President and Chief Operating Officer, Stephen Uden, Executive Vice President and Head of R&D, and Alan Hutchison, Executive Vice President Discovery Research. Mr. Davis’ and Mr. Hutchison’s agreements were effective on December 1, 1997 for a term of two years and renew automatically for successive two year terms. Mr. Uden’s agreement was effective on June 27, 2005 for a one year term and renews automatically for successive one year terms. The agreements can be terminated by the employees or the Company in accordance with terms set forth in the agreements. No changes were made in the amended and restated agreements to existing salaries. Mr. Davis’ and Mr. Uden’s amended and restated agreements provide for a target annual bonus of 35%, and Mr. Hutchison’s for a target annual bonus of 30%. Copies of the amended and restated agreements are filed as Exhibits 10.1, 10.2 and 10.3 to this Quarterly Report on Form 10-Q.

The Company also entered into new employment agreements with James Krause and Bertrand Chenard dated as of May 8, 2007. The agreements are effective for a term of one year and automatically renew for successive one year terms unless terminated in accordance with the terms of the agreements. Mr. Krause’s agreement provides for a current base salary of $270,842 and Mr. Chenard’s for a current base salary of $262,650. Both agreements provide for a target annual bonus of 25%. Copies of the agreements are filed as Exhibits 10.4 and 10.5 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit 10.1 Amended and Restated Employment Agreement between Neurogen Corporation and Stephen R. Davis dated as of May 8, 2007

Exhibit 10.2 Amended and Restated Employment Agreement between Neurogen Corporation and Stephen Uden dated as of May 8, 2007

Exhibit 10.3 Amended and Restated Employment Agreement between Neurogen Corporation and Alan Hutchison dated as of May 8, 2007

Exhibit 10.4 Employment Agreement between Neurogen Corporation and James Krause dated as of May 8, 2007

Exhibit 10.5 Employment Agreement between Neurogen Corporation and Bertrand Chenard dated as of May 8, 2007

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
Stephen R. Davis Executive Vice President and Chief Operating Officer (Duly Authorized Officer and Chief Accounting Officer) Date: May 10, 2007

Page 18