Form 10-Q
period 2007-06-30
NEUROGEN CORP
filed 2007-08-08
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-18311

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

Yes [ ] No [X]

As of August 7, 2007 the registrant had 41,950,005 shares of Common Stock outstanding.

FORM 10-Q
FOR THE SECOND QUARTER ENDED
JUNE 30, 2007

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
NEUROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$37,132	$56,170
Marketable securities	33,785	51,401
Receivables from corporate partners	145	209
Other current assets, net	2,766	2,813
Total current assets	73,828	110,593
Property, plant and equipment:
Land, building and improvements	31,740	31,682
Equipment and furniture	17,898	18,509
Construction in progress	10	85
	49,648	50,276
Less accumulated depreciation and amortization	23,402	23,191
Property, plant and equipment, net	26,246	27,085
Other assets, net	54	61
Total assets	$100,128	$137,739
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$7,800	$8,481
Unearned revenue from corporate partners, current portion	7,499	7,520
Loans payable, current portion	1,465	1,454
Total current liabilities	16,764	17,455
Unearned revenue from corporate partners, net of current portion	-	6,768
Loans payable, net of current portion	8,241	8,976
Total liabilities	25,005	33,199
Commitments and Contingencies (Note 7)
Stockholders' Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 75,000 shares; issued and outstanding 41,918 and 41,774
shares at June 30, 2007 and December 31, 2006, respectively	1,048	1,044
Additional paid-in capital	339,924	336,795
Accumulated deficit	(265,361)	(232,442)
Accumulated other comprehensive income	(488)	(857)
Total stockholders' equity	75,123	104,540
Total liabilities and stockholders' equity	$100,128	$137,739

See accompanying notes to condensed consolidated financial statements

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues:
License fees	$3,867	$1,115	$5,232	$2,230
Research and development	1,666	700	2,706	3,400
Total operating revenues	5,533	1,815	7,938	5,630

Operating expenses:
Research and development	16,373	11,803	35,296	27,632
General and administrative	3,473	3,167	7,230	6,185
Total operating expenses	19,846	14,970	42,526	33,817
Operating loss	(14,313)	(13,155)	(34,588)	(28,187)
Other income (expense):
Investment and other income	755	839	1,836	1,737
Interest expense	(193)	(213)	(390)	(422)
Total other income, net	562	626	1,446	1,315
Loss before income taxes	(13,751)	(12,529)	(33,142)	(26,872)
Income tax benefit	112	-	223	-
Net loss	$(13,639)	$(12,529)	$(32,919)	$(26,872)
Basic and diluted loss per share	$(0.33)	$(0.36)	$(0.79)	$(0.78)
Shares used in calculation of loss per share:
Basic and diluted	41,840	34,534	41,793	34,492

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net loss	$(32,919)	$(26,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,222	1,239
Amortization of investment premium/discount	96	313
Non-cash compensation expense	2,331	2,847
401(k) match expense	503	486
Loss on disposal of assets	88	64
Changes in operating assets and liabilities:
Decrease in receivables from corporate partners	64	56
Decrease in other assets, net	41	1,203
Increase (decrease) in accounts payable and accrued expenses	(681)	281
Decrease in unearned revenue from corporate partners	(6,789)	(2,929)
Net cash used in operating activities	(36,044)	(23,312)
Cash flows from investing activities:
Purchases of property, plant and equipment	(471)	(857)
Maturities and sales of marketable securities	17,889	35,908
Net cash provided by investing activities	17,418	35,051
Cash flows from financing activities:
Principal payments under loans payable	(724)	(714)
Proceeds from exercise of employee stock options	312	64
Net cash used in financing activities	(412)	(650)
Net (decrease) increase in cash and cash equivalents	(19,038)	11,089
Cash and cash equivalents at beginning of year	56,170	11,241
Cash and cash equivalents at end of period	$37,132	$22,330

See accompanying notes to condensed consolidated financial statements

 NEUROGEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited condensed consolidated financial statements have been prepared from the books and records of Neurogen Corporation (“Neurogen” or the “Company”) in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position and operations have been included. The condensed consolidated balance sheet at December 31, 2006 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the significant accounting policies described in Note 1, for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

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

(2) COMPREHENSIVE LOSS
Comprehensive loss for the three-month periods ended June 30, 2007 and 2006 was $13,493,000 and $12,517,000, respectively. Comprehensive loss for the six-month periods ended June 30, 2007 and 2006 was $32,550,000 and $26,903,000, respectively. The differences between net loss and comprehensive loss are due to changes in the net unrealized gain or loss on marketable securities.

(3) MARKETABLE SECURITIES
The following tables summarize the Company’s marketable securities (in thousands):
	June 30, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government notes	$6,498	$-	$(77)	$6,421
Corporate notes and bonds	27,775	-	(411)	27,364
Total	$34,273	$-	$(488)	$33,785
	December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government notes	$11,997	$-	$(152)	$11,845
Corporate notes and bonds	40,261	-	(705)	39,556
Total	$52,258	$-	$(857)	$51,401

The following table summarizes investment maturities at June 30, 2007 (in thousands):

	Amortized Cost	Fair Value
Less than one year	$15,554	$15,436
Due in 1 to 2 years	18,719	18,349
Total	$34,273	$33,785

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 (in thousands):

	Less than 12 Months		12 Months or More		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government Obligations and Direct Obligations of U.S.	$-	$-	$6,421	$(77)	$6,421	$(77)
Asset Backed Securities	-	-	2,215	(35)	2,215	(35)
Corporate Bonds	-	-	25,149	(376)	25,149	(376)
Total	$-	$-	$33,785	$(488)	$33,785	$(488)

For the investments in all three categories shown in the above table (comprising 21 securities in aggregate), the unrealized losses were caused primarily by interest rate increases.

Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company believes it has the ability and intends to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

(4) STOCK-BASED COMPENSATION
The Company has certain stock incentive plans under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are generally granted at fair market value at the date of grant, with vesting schedules that range from immediate vesting (typically in the case of grants to consultants) to four or five years (typically in the case of grants to employees), and expire up to ten years after grant. Under all plans at June 30, 2007, there were 7,263,897 shares reserved for future issuance (of which 6,118,941 are reserved for options outstanding and 1,144,956 are available for future grant as options or restricted stock). In addition, 32,500 shares of unvested restricted stock issued from the plans remain outstanding as of June 30, 2007.

Stock Options
The following table presents the combined activity of the Company’s stock option plans (excluding unvested restricted stock of 32,500 shares) for the six-month period ended June 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	5,442,845	$11.96
Granted	1,042,500	6.29
Exercised	(86,343)	5.58
Canceled	(280,061)	13.67
Outstanding at June 30	6,118,941	$11.00	5.1	$1,976,362
Options exercisable at June 30	3,644,686	$13.81	3.7	$1,016,043

For the six months ended June 30, 2007 and 2006, the Company recorded $2,277,000 and $2,501,000, respectively, of expense for employee options as a result of SFAS No. 123R. The Company adopted SFAS No. 123R in the first quarter of 2006. No income tax benefit has been recorded as the Company has recorded a full valuation allowance.

Option grants to employees that allow for immediate vesting due to retirement are expensed over the period from grant date to retirement eligibility date. Options granted to Directors which allow for immediate vesting upon termination of service are expensed immediately.

The estimated weighted average fair value at the date of grant for options granted in the six months ended June 30, 2007 and 2006 was $4.14 and $4.10, respectively, using the Black-Scholes method with the following weighted average assumptions:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Expected life	5.5-6.5 years	5.1-6.5 years
Risk-free interest rate	4.5%-4.9%	4.7%-5.1%
Volatility	71%-73%	75%-82%
Expected dividend yield	0%	0%

The compensation cost related to unvested options at June 30, 2007 to be recognized in the future is approximately $5,941,000, which will be recognized as expense over the remaining weighted-average vesting period of 1.2 years at June 30, 2007.

Non-Cash Stock Compensation Expense

The composition of non-cash stock compensation expense is summarized as follows (in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Restricted stock (net of cancellations)	$15	$119	$42	$266
Options granted to consultants	-	39	-	39
SFAS No. 123R expense	1,231	1,195	2,277	2,501
Total non-cash stock compensation expense	$1,246	$1,353	$2,319	$2,806

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

Options and unvested restricted stock outstanding as of June 30, 2007 and 2006 of 6,151,441 and 5,434,662, respectively, represented all potentially dilutive securities that were excluded for the calculation of diluted loss per share.
(6) CONCLUSION OF RESEARCH PROGRAM
On May 30, 2007, Neurogen was notified by Merck & Co., Inc. (“Merck”) that the Company’s research program component of its collaboration with Merck under the Research Collaboration and License Agreement (the “Merck Agreement”) relating to drugs that block the vanilloid receptor-1 (“VR1”) would conclude on August 28, 2007.  The license, development and potential commercialization components of the Merck Agreement will continue; however, the Company has no ongoing obligation with respect to the Merck Agreement.

The conclusion resulted in the acceleration of revenue recognition of previously unearned license and nonsubstantive milestone revenue; the incremental impact on the three month period ended June 2007 was the recognition of $3,128,000 of revenue. The remaining $7,499,000 in unearned revenue at the end of June 2007 will be fully recognized in the third quarter of 2007.

 The receivables from corporate partners as of June 30, 2007 included approximately $106,000 of billed receivables, representing patent expense reimbursements from Merck.

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

(8) INCOME TAXES
As of January 1, 2007, the Company adopted Financial Interpretation Number (FIN) 48, an interpretation of SFAS No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.

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

Neurogen has never paid federal or state income taxes due to its history of net operating losses.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of January 1 and June 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.

The Company believes that only one tax matter has uncertainty and it relates to an anticipated refund from the state of Connecticut.  Connecticut tax law provisions allow certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryforward of these credits into future tax years.

The Company believes that it is entitled to a larger cash refund from the state for certain prior years.  In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. The plaintiffs and the state filed cross-motions for Partial Summary Judgment. The Court denied both motions but requested further briefing on certain issues.  A hearing is scheduled for later this year and further proceedings are expected to be scheduled following that hearing.  The Company has fully reserved any assets related to this matter. Although the Company is confident it will ultimately prevail in its claims, because of the uncertainties of litigation, at this time, the Company has not recognized this potential tax benefit in the Statement of Operations and has no liabilities related to it.

As of June 30, 2007, the Company is subject to U.S. federal and state income tax in Connecticut. Years subject to audit are years in which unused net operating losses were generated that remain open by the statute of limitation for examinations. Tax years from 1992 forward remain open to examination by U.S. federal authorities, and tax years from 1998 forward remain open to examination by state authorities.

(9) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

In the period ended June 30, 2007, revenue increased and net loss decreased by $3.1 million as a result of the announced conclusion of the VR1 research program with Merck.  The effect of the conclusion of the research program was to accelerate the recognition of the remaining unearned license revenue (from the initial payment by Merck in January 2004 and the subsequent anniversary payments in December 2004, 2005 and 2006) and nonsubstantive milestone revenue (from the payment received in October 2006). Prior to the conclusion, and from the initiation of the Merck Agreement, the initial payment had been recognized ratably over a five year period ending December 2008 while subsequent anniversary payments and the nonsubstantive milestone payment were recognized ratably over the remaining period after the effective date through December 2008. The conclusion of the research program resulted in a change in estimate of the length of the performance period under the collaboration. The change is such that all unearned revenue will be fully recognized by August 28, 2007 when the research program conclusion becomes effective.  Refer to Critical Accounting Judgments and Estimates below for a more complete discussion of revenue recognition methodology.

During the second quarter of 2007, the Company incurred significant expenses in conducting clinical trials and other development activities, such as formulation testing and toxicology studies, for NG2-73, the Company’s lead compound in its insomnia program, and NGD-4715, the Company’s lead compound in its obesity program.  NG2-73, which is currently in Phase 2 testing and has been tested in over 600 subjects in eight clinical studies, is the Company’s most advanced drug candidate. If NG2-73 continues to progress in further Phase 2 and Phase 3 studies without the Company entering into an agreement to partner with another firm to share costs and future revenue, clinical trial and other development expenses related to NG2-73 will continue to increase. Development costs for the insomnia program, as well as costs for the Company’s other unpartnered programs, may continue to increase in 2007.  The actual amount of these development expenses will derive from the level of development activities being conducted and the level of these activities is contingent on the results of ongoing studies. Research and development expenses accounted for 83% of total expenses in the six-month period ended June 30, 2007 compared to 82% for the same period ended June 30, 2006. The Company will continue to seek early stage partnerships for some research and development programs, while it selectively retains the rights to other drug programs to more advanced stages before considering partnership arrangements. The decision of whether and when to partner a program is based on an analysis of development risk, resources required to complete each regulatory stage, and the amount of immediate versus long term return that could be extracted at each stage of development.

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

RESULTS OF OPERATIONS

Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future collaborative agreements, the progress of the Company's independent and partnered research and development projects, the size of the Company's staff and the level of preclinical and clinical development spending on drug candidates in unpartnered programs. Neurogen believes its research and development costs may continue to increase over the next several years as its drug development programs progress. In addition, general and administrative expenses would be expected to increase to support any expanded research and development activities.

Three Months Ended June 30, 2007 and 2006

The Company's operating revenues for the three months ended June 30, 2007 increased $3.7 million to $5.5 million from $1.8 million for the same period in 2006.  The three months ended June 30, 2007 include accelerated recognition of license and research revenue under the Merck Agreement (as discussed above) due to the conclusion of the research program component of the Company’s VR1 collaboration with Merck.  The research program and the Company’s remaining obligations are set to conclude as of August 28, 2007, and as such, remaining unearned revenue is being recognized ratably over the period between May 30 and August 28, 2007.

Research and development expenses for the three months ended June 30, 2007 were $16.4 million compared to $11.8 million for the same period in 2006. The $4.6 million or 39% increase was due primarily to a $3.5 million increase in the Company’s outsourced clinical expenses. In the Company’s insomnia program, outsourced clinical expenses increased in 2007 by $2.5 million from $1.4 million to $3.9 million.  In addition, outsourced clinical expenses in the Company’s obesity program increased by $1.0 million in 2007 for Phase 1 clinical trials on the Company’s lead compound, NGD-4715.  Outsourced development expenses such as toxicology studies, chemical manufacturing and formulations for all of the Company’s unpartnered programs increased by $1.4 million from $2.0 million in 2006 to $3.4 million in 2007.  Finally, these outsourced expenses were offset by a decrease in recruiting and relocation expense of $0.1 million and a decrease in utilities, administrative, supplies and research expense of $0.2 million. As mentioned above, unless currently unpartnered programs are partnered, the Company retains all rights to the programs and thus development costs would be expected to increase as programs progress.

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

General and administrative expenses for the three months ended June 30, 2007 were $3.5 million compared to $3.2 million for the same period in 2006. The $0.3 million or 10% increase in expenses was due primarily to increases in patent, legal, market research, consulting and general supplies.

Other income, net of interest expense, was $0.6 million for the three months ended June 30, 2007 and for the same period in 2006.

For the three months ended June 30, 2007, the Company recorded an income tax benefit of $0.1 million for the sale of R&D credits generated during this period to the State of Connecticut for cash.   Prior to the fourth quarter of 2006, the Company had recorded the sale of the credits for the prior year at the time of filing the previous year’s tax return, typically in September of the following year. However, in the fourth quarter of 2006, the Company determined that it is more likely than not that it will continue to sell the credits to the state for cash, and as a result of this change in estimate, the Company recorded the sale of credits generated for 2006 in the fourth quarter of 2006 as well as the sale of credits generated for 2005.  Since this change in estimate did not occur until the fourth quarter of 2006, no such recognition of estimated credits was made during the three months ending June 30, 2006.

The Company recognized a net loss of $13.6 million for the three months ended June 30, 2007 compared to $12.5 million for the same period in 2006. The $1.1 million increase in net loss was a result of the increase in research and development and general and administrative expenses offset by the accelerated recognition of previously unearned license and research revenue under the Merck Agreement.

Six Months Ended June 30, 2007 and 2006

The Company’s operating revenues for the six months ended June 30, 2007 were $7.9 million compared to $5.6 million for the same period in 2006. The $2.3 million increase resulted primarily from the accelerated recognition of license and research revenue under the Merck Agreement (as discussed above) due to the conclusion of the research program component of the Company’s VR1 collaboration with Merck.  The research program and the Company’s remaining obligations are set to conclude as of August 28, 2007, and as such, remaining unearned revenue is being recognized ratably over the period between May 30 and August 28, 2007.

Research and development expenses for the six months ended June 30, 2007 were $35.3 million compared to $27.6 million for the same period in 2006. The $7.7 million or 28% increase was due primarily to a $7.7 million increase in the Company’s outsourced clinical expenses. In the Company’s insomnia program, outsourced clinical expenses increased in 2007 by $5.7 million from $5.3 million to $11.0 million.  In addition, outsourced clinical expenses in the Company’s obesity program increased by $1.6 million in 2007 for Phase 1 clinical trials on the Company’s lead compound, NGD-4715.  The Company further incurred outsourced clinical expense as a result of a $0.4 million payment to Wyeth for products received for clinical studies.  Outsourced development expenses such as toxicology studies, chemical manufacturing and formulations for all of the Company’s unpartnered programs increased by $0.7 million from $5.3 million in 2006 to $6.0 million in 2007.  Finally, these outsourced expenses were offset by a decrease in salaries and benefits expense of $0.3 million, which consisted of non-cash compensation expense primarily associated with the adoption of SFAS 123R, and a decrease in supplies and research expense of $0.4 million.

General and administrative expenses for the six months ended June 30, 2007 were $7.2 million compared to $6.2 million for the same period in 2006. The $1.0 million increase in expenses was due primarily to higher patent expenses, legal, market research, consulting and general supplies.

Other income, net of interest expense, was $1.4 million for the six months ended June 30, 2007 compared to $1.3 million for the same period in 2006.

The Company recognized a net loss of $32.9 million for the six months ended June 30, 2007 compared to $26.9 million for the same period in 2006. The $6.0 million increase in net loss was due primarily to the increase in research and development and general and administrative expenses discussed above offset by the accelerated recognition of previously unearned license and research revenue under the Merck Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At June 30, 2007 and December 31, 2006, cash, cash equivalents and marketable securities in the aggregate were $70.9 million and $107.6 million, respectively. Marketable securities of $18.3 million at June 30, 2007 had maturities beyond one year. However, the Company can and may liquidate such investments prior to maturity to meet its operating, strategic and/or investment objectives.

The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of operating needs and financing events. The Company intends to use its cash to pursue the further development of compounds in human clinical trials, the capabilities of its drug discovery platform and to enhance its capacity to pursue new drug targets, as well as fund general and corporate overhead. The Company believes this may allow it to retain a greater portion of commercial rights, potentially establish more valuable partnerships, and retain greater control over the drug development process.

Evaluation of Investments for Other-Than-Temporary Impairment

In accordance with FASB Staff Position (“FSP”) SFAS No. 115-1 and SFAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” the Company reviewed its marketable securities portfolio, which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt obligations, for potential other-than-temporary impairment. Gross unrealized losses related to the Company’s investments totaled $0.5 million (based on an aggregate fair value of $33.8 million for all investments in unrealized loss positions) as of June 30, 2007. All marketable securities held at June 30, 2007 have been in a continuous loss position for twelve months or more, and the related unrealized loss was $0.5 million. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality.

The Company believes it has the ability and intends to hold investments that mature in the next twelve months until maturity and thereby recover the fair market value. Unrealized losses related to securities that mature beyond the next twelve months, and that have been in a continuous unrealized loss position for twelve months or more, amounted to $0.4 million, or 2.2%, of the total market value of such marketable securities as of June 30, 2007. The Company has not recorded any losses for other-than-temporary impairment at this time; however, if interest rates rise and such unrealized losses become more significant, the Company may record impairment losses. In evaluating the unrealized losses, the Company considered the nature of the investments, current credit ratings, maturity dates and the Company’s projected cash requirements.

Debt Arrangements

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. (“CII”). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years. Interest rates on these loans ranged from 6.9% to 7.9% in 2006 and through June 30, 2007. Of the amounts borrowed, $6.1 million and $3.6 million remained outstanding as of June 30, 2007 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.5 million is due and payable in each of the next four years and $1.8 million is due and payable in the fifth year, including a balloon payment of $1.0 million on the mortgage loan upon maturity in December 2011. Thereafter, the remaining aggregate balance of approximately $1.8 million is payable in regular installments until the scheduled maturity date. The Company made $0.7 million in principal repayments on outstanding loans during each of the six-month periods ended June 30, 2007 and 2006.

As of June 30, 2007, Neurogen does not have any significant lease or capital expenditure commitments.

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

The Company may from time to time, as warranted by its operating and strategic requirements, further augment its cash balance through financing transactions, including the issuance of debt or equity securities and further corporate alliances. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms if at all. The Company filed an S-3 registration statement that became effective in February 2003, under which the Company may issue debt, common or preferred stock or warrants of up to $75.0 million in total financing. To date, the Company has issued approximately $55.0 million in common stock pursuant to this S-3 registration statement; the $55.0 million consists of  $15.0 million the Company received from Merck for the purchase of 1,783,252 shares in January 2004 and approximately $40.0 million (before transaction costs) the Company received in a public offering of 6,993,000 shares in December 2006.

In May 2007, the Company filed an S-3 registration statement that became effective in June 2007, under which the Company may issue debt, common or preferred stock or warrants of up to $100.0 million in total financing.  The Company has not sold any securities pursuant this S-3 registration statement to date.

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

To the extent that drug candidates progress in the Company's VR1 program partnered with Merck, such progress could result in milestone payments and royalties. Such progress could also provide the opportunity to raise capital through equity offerings. The Company does not have control over the progress of the VR1 program.

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

RESEARCH COLLABORATIONS

Merck
In December 2003, Neurogen entered into a collaboration agreement with Merck to research, develop, and commercialize small molecule medicines that work by targeting the vanilloid receptor (“VR1”), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the Merck Agreement, the Company received a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15.0 million. Merck agreed, among other things, to fund a specified level of discovery and research resources for an initial three year period and to pay additional license fees (totaling $7.0 million) on the first three anniversary dates of the collaboration. Under the Merck Agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

The agreement provided Merck the option to extend the discovery and research effort for up to an additional two years. On September 29, 2006, Neurogen and Merck agreed to amend the Merck Agreement to extend the research program component of their VR1 collaboration for one year until December 28, 2007. Under the amended collaboration agreement, Merck had the option to end the research program component of the collaboration and the remainder of any associated funding by providing 90 days advance written notice to Neurogen during the year of the extension.  Merck exercised this right, and notice was provided to Neurogen on May 30, 2007. The research component of the Merck Agreement and the Company’s remaining obligations will conclude on August 28, 2007. The conclusion resulted in the acceleration of revenue recognition of previously unearned license and nonsubstantive milestone revenue; the incremental impact on the three month period ended June 2007 was a recognition of $3.1 million of revenue. The remaining $7.5 million in unearned revenue at the end of June 2007 will be fully recognized in the third quarter of 2007.

As of June 30, 2007, the Company has received $13.1 million of research funding from Merck, two $2.5 million license payments on the first and second anniversary dates of the collaboration in December 2004 and 2005 and one $2.0 million license payment on the third anniversary date of the collaboration in December 2006. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. Milestones received to date include a preclinical milestone of $3.0 million in the second quarter of 2004, a clinical milestone of $2.0 million received in the first quarter of 2006 and a second clinical milestone of $3.0 million received in late October 2006.

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

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company’s confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company’s expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are “forward looking statements” within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company’s drug candidates, the failure to attract or retain key personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates which could slow or prevent product development efforts, competition within the Company’s anticipated product markets, the Company’s dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company’s business, risk that patents and confidentiality agreements will not adequately protect the Company’s intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company’s products, and other risks detailed in the Company’s Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 2006, each of which could adversely affect the Company’s business and the accuracy of the forward-looking statements contained herein.  Any new material changes in risk factors since the Annual Report on Form 10-K for the year ended December 31, 2006 are discussed further in Part II, Item 1A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company's investment portfolio includes investment grade debt instruments. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Increasing interest rates have led to a decline in market values of fixed-rate investments held as of June 30, 2007. The Company considers such impairment as temporary because of its ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

Fair value of investments with expected maturities in the following years (in thousands):

	2007	2008	2009	Total
Fixed Rate Investments	$8,956	$16,669	$8,160	$33,785

Weighted Average Interest	3.7%	4.3%	3.8%	4.0%

Capital market risk. The Company currently has no product revenues and is dependent on funds raised through other sources. One source of funding is through collaborative partnerships with large pharmaceutical companies, which sometimes include an equity purchase by Neurogen’s partner. Another source of funding is further equity offerings to financial investors. The ability of the Company to raise funds in both of these cases, and the desirability of raising such funds, is dependent upon capital market forces affecting the price of the Company’s stock. These market forces, which fluctuate widely and frequently in the biotechnology capital markets, include both general market conditions and specific conditions, such as the stock performance of peer companies, rotation of funds from various market sectors, including sectors defined by market capitalization, stage of development or therapeutic focus and the activities of large holders of individual stocks. Because a significant majority of Neurogen’s stock is held by only a few institutions and the average trading volume of the stock is relatively low, changes in general or specific market conditions can significantly impact the stock price of the Company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Operating Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Operating Officer concluded that, as of June 30, 2007, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Operating Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company believes that it is entitled to a larger cash refund for tax credit carryovers from the state of Connecticut for certain prior years.  In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. The plaintiffs and the state have filed cross-motions for Partial Summary Judgment. The Court denied both motions but requested further briefing on certain issues.  A hearing is scheduled for later this year and further proceedings are expected to be scheduled following that hearing.  The Company has fully reserved any assets related to this matter.

ITEM 1A. RISK FACTORS

There have been no material changes for the second quarter ended June 30, 2007 to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable for the second quarter ended June 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable for the second quarter ended June 30, 2007.

ITEM 4. SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 7, 2007, the Company held its annual meeting of stockholders (i) to elect a board of nine directors (Proposal 1); (ii) to adopt amendments to the Neurogen Corporation Restated Certificate of Incorporation, which include an increase in the number of authorized shares of Common Stock from 50,000,000 authorized shares to 75,000,000 authorized shares (Proposal 2); (iii) to adopt amendments to the Amended and Restated Neurogen Corporation 2001 Stock Option Plan, which include an increase in the number of shares available for issuance under the program from 4,500,000 shares to 5,250,000 shares (Proposal 3); and (iv) to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the independent registered public accountants for the Company for the fiscal year ended December 31, 2007 (Proposal 4).

The stockholders elected the persons named below, the Company’s nominees for directors, as directors of the Company, casting votes in favor of such nominees or withholding votes as indicated:

	Votes in Favor	Votes Withheld
Felix J. Baker	32,825,970	1,277,916
Julian C. Baker	31,727,103	2,376,783
Eran Broshy	32,844,074	1,259,812
Stephen R. Davis	32,846,170	1,257,716
Stewart Hen	32,604,978	1,498,908
William H. Koster	32,846,170	1,257,716
Jonathan S. Leff	32,697,862	1,406,024
Craig Saxton	32,844,170	1,259,716
John Simon	32,726,049	1,377,837

The Stockholders approved Proposal 2, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained
Proposal 2	32,459,409	1,622,206	22,271

The Stockholders approved Proposal 3, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained
Proposal 3	26,881,354	3,197,050	41,370

The Stockholders approved Proposal 4, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained
Proposal 4	33,910,845	192,741	300

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 3.1 Restated Certificate of Incorporation, as amended effective June 8, 2007.

Exhibit 10.1 Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended effective June 7, 2007 (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on May 14, 2007).

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
Stephen R. Davis Executive Vice President and Chief Operating Officer (Duly Authorized Officer and Chief Accounting Officer) Date: August 7, 2007