Form 10-Q
period 2007-11-05
NEUROGEN CORP
filed 2007-11-09
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes [ ] No [X]

As of November 7, 2007, the registrant had 41,993,266 shares of Common Stock outstanding.

FORM 10-Q
FOR THE THIRD QUARTER ENDED
SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$29,925	$56,170
Marketable securities	26,978	51,401
Receivables from corporate partners	208	209
Other current assets, net	2,744	2,813
Total current assets	59,855	110,593
Property, plant and equipment:
Land, building and improvements	31,732	31,682
Equipment and furniture	18,048	18,509
Construction in progress	3	85
	49,783	50,276
Less accumulated depreciation and amortization	23,918	23,191
Property, plant and equipment, net	25,865	27,085
Other assets, net	49	61
Total assets	$85,769	$137,739
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$8,162	$8,481
Unearned revenue from corporate partners, current portion	-	7,520
Loans payable, current portion	1,471	1,454
Total current liabilities	9,633	17,455
Unearned revenue from corporate partners, net of current portion	-	6,768
Loans payable, net of current portion	7,871	8,976
Total liabilities	17,504	33,199
Commitments and Contingencies (Note 7)
Stockholders' Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 75,000 shares; issued and outstanding 41,950 and 41,774
shares at September 30, 2007 and December 31, 2006, respectively	1,049	1,044
Additional paid-in capital	340,734	336,795
Accumulated deficit	(273,250)	(232,442)
Accumulated other comprehensive income	(268)	(857)
Total stockholders' equity	68,265	104,540
Total liabilities and stockholders' equity	$85,769	$137,739

See accompanying notes to condensed consolidated financial statements

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2007	2006

Operating revenues:
License fees	$5,640	$1,115	$10,872	$3,345
Research and development	1,859	962	4,565	4,362
Total operating revenues	7,499	2,077	15,437	7,707

Operating expenses:
Research and development	12,903	11,605	48,199	39,237
General and administrative	3,044	2,633	10,274	8,818
Total operating expenses	15,947	14,238	58,473	48,055
Operating loss	(8,448)	(12,161)	(43,036)	(40,348)
Other income (expense):
Investment and other income	703	810	2,539	2,547
Interest expense	(186)	(214)	(576)	(636)
Total other income, net	517	596	1,963	1,911
Loss before income taxes	(7,931)	(11,565)	(41,073)	(38,437)
Income tax benefit	42	670	265	670
Net loss	$(7,889)	$(10,895)	$(40,808)	$(37,767)
Basic and diluted loss per share	$(0.19)	$(0.31)	$(0.98)	$(1.09)
Shares used in calculation of loss per share:
Basic and diluted	41,910	34,618	41,832	34,534

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net loss	$(40,808)	$(37,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,749	1,760
Amortization of investment premium/discount	131	450
Non-cash compensation expense	2,946	3,974
401(k) match expense	712	697
Loss on disposal of assets	93	169
Changes in operating assets and liabilities:
Decrease (increase) in receivables from corporate partners	1	(21)
Decrease in other assets, net	55	827
Decrease in accounts payable and accrued expenses	(319)	(265)
Decrease in unearned revenue from corporate partners	(14,288)	(4,044)
Net cash used in operating activities	(49,728)	(34,220)
Cash flows from investing activities:
Purchases of property, plant and equipment	(622)	(1,240)
Maturities and sales of marketable securities	24,881	41,972
Net cash provided by investing activities	24,259	40,732
Cash flows from financing activities:
Principal payments under loans payable	(1,088)	(1,073)
Proceeds from exercise of employee stock options	312	64
Net cash used in financing activities	(776)	(1,009)
Net (decrease) increase in cash and cash equivalents	(26,245)	5,503
Cash and cash equivalents at beginning of year	56,170	11,241
Cash and cash equivalents at end of period	$29,925	$16,744

See accompanying notes to condensed consolidated financial statements

NEUROGEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

(2) NATURE OF THE BUSINESS
The Company is subject to risks similar to other companies in the industry, including, but not limited to, the uncertainty of discovery and development of new drugs, the need for additional funding, dependence on key personnel, risks related to biotechnology, uncertainty of regulatory approval, and protection of proprietary technology.

The Company expects to incur substantial and increasing losses for at least the next several years and will need substantial additional financing to obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities, which the Company will seek to raise through equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing.  There can be no assurance that such funds will be available on terms favorable to the Company, if at all.  There can be no assurance that the Company will successfully complete its research and development, obtain adequate patent protection for its technology, obtain necessary government regulatory approval for drug candidates the Company develops or that any approved drug candidates will be commercially viable.  In addition, the Company may not be profitable even if it succeeds in commercializing any of its drug candidates.

(3) COMPREHENSIVE LOSS
Comprehensive loss for the three-month periods ended September 30, 2007 and 2006 was $7,669,000 and $10,276,000, respectively. Comprehensive loss for the nine-month periods ended September 30, 2007 and 2006 was $40,219,000 and $37,179,000, respectively. The differences between net loss and comprehensive loss are due to changes in the net unrealized gain or loss on marketable securities.

(4) MARKETABLE SECURITIES
The following tables summarize the Company’s marketable securities (in thousands):

	September 30, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$4,498	$-	$(25)	$4,473
Corporate notes and bonds	22,748	-	(243)	22,505
Total	$27,246	$-	$(268)	$26,978

	December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$11,997	$-	$(152)	$11,845
Corporate notes and bonds	40,261	-	(705)	39,556
Total	$52,258	$-	$(857)	$51,401

The following table summarizes investment maturities at September 30, 2007 (in thousands):

	Amortized Cost	Fair Value
Less than one year	$14,678	$14,590
Due in 1 to 2 years	12,568	12,388
Total	$27,246	$26,978

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 (in thousands):

	Less than 12 Months		12 Months or More		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government Obligations and Direct Obligations of U.S.	$-	$-	$4,473	$(25)	$4,473	$(25)
Asset Backed Securities	-	-	1,738	(15)	1,738	(15)
Corporate Bonds	-	-	20,767	(228)	20,767	(228)
Total	$-	$-	$26,978	$(268)	$26,978	$(268)

For the investments in all three categories shown in the above table (comprising 18 securities in aggregate), the unrealized losses were caused primarily by interest rate increases.

Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it likely that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company believes it has the ability and intends to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

(5)  STOCK-BASED COMPENSATION
The Company has certain stock incentive plans under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are generally granted at fair market value at the date of grant, with vesting schedules that range from immediate vesting (typically in the case of grants to consultants) to four or five years (typically in the case of grants to employees), and expire up to ten years after grant. Under all plans at September 30, 2007, there were 7,202,983 shares reserved for future issuance (of which 5,750,288 are reserved for options outstanding and 1,452,695 are available for future grant as options or restricted stock). In addition, 32,500 shares of unvested restricted stock issued from the plans remain outstanding as of September 30, 2007.

Stock Options

The following table presents the combined activity of the Company’s stock option plans (excluding unvested restricted stock of 32,500 shares) for the nine-month period ended September 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	5,442,845	$11.96
Granted	1,065,000	6.26
Exercised	(86,343)	5.58
Canceled	(671,214)	10.83
Outstanding at September 30	5,750,288	$11.13	4.7	$181,629
Options exercisable at September 30	3,615,938	$13.63	3.4	$165,662

For the nine months ended September 30, 2007 and 2006, the Company recorded $2,867,000 and $3,530,000, respectively, of expense for employee options as a result of SFAS No. 123R. The Company adopted SFAS No. 123R in the first quarter of 2006. No income tax benefit has been recorded as the Company has recorded a full valuation allowance.

Option grants to employees that allow for immediate vesting due to retirement are expensed over the period from grant date to retirement eligibility date. Options granted to Directors which allow for immediate vesting upon termination of service are expensed immediately.

The estimated weighted average fair value at the date of grant for options granted in the nine months ended September 30, 2007 and 2006 was $4.13 and $4.09, respectively, using the Black-Scholes method with the following weighted average assumptions:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Expected life	5.5-6.5 years	5.1-6.5 years
Risk-free interest rate	4.5%-5.0%	4.8%
Volatility	70%-73%	75%-77%
Expected dividend yield	0%	0%

The compensation cost related to unvested options at September 30, 2007 to be recognized in the future is approximately $4,691,000, which will be recognized as expense over the remaining weighted-average vesting period of 1.1 years at September 30, 2007.

Non-Cash Stock Compensation Expense

The composition of non-cash stock compensation expense is summarized as follows (in thousands):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Restricted stock (net of cancellations)	$11	$79	$53	$345
Options granted to consultants	-	-	-	39
SFAS No. 123R expense	591	1,029	2,867	3,530
Total non-cash stock compensation expense	$602	$1,108	$2,920	$3,914

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

Options and unvested restricted stock outstanding as of September 30, 2007 and 2006 of 5,782,788 and 5,345,079, respectively, represented all potentially dilutive securities that were excluded for the calculation of diluted loss per share.

(7) CONCLUSION OF RESEARCH PROGRAM
On May 30, 2007, Neurogen was notified by Merck & Co., Inc. (“Merck”) that the Company’s research program component of its collaboration with Merck under the Research Collaboration and License Agreement (the “Merck Agreement”) relating to drugs that block the vanilloid receptor-1 (“VR1”) would conclude on August 28, 2007.  The license, development and potential commercialization components of the Merck Agreement will continue. However, the Company has no ongoing obligation with respect to the Merck research program.

The conclusion of the research program resulted in the acceleration of revenue recognition of previously unearned license and nonsubstantive milestone revenue; the incremental impact on the three-month period ended September 2007 was the recognition of the remaining $7,499,000 of unearned revenue.

The receivables from corporate partners as of September 30, 2007 included approximately $161,000 in patent expense reimbursements from Merck.

(8) COMMITMENTS AND CONTINGENCIES
In the second quarter of 2004, the Company was informed that the Connecticut Department of Environmental Protection (the "DEP") was considering taking action against the Company as a result of incidents where the Company's wastewater monitoring systems indicated that the wastewater pH limits of the Company's wastewater discharge permit had been exceeded.  During the third quarter of 2007, the Company received from the DEP a proposed Consent Order addressing the incidents originally identified by the DEP in 2004.  Following discussions between the DEP and the Company, the two parties agreed on a final Consent Order that was entered into effective September 26, 2007.  The final Consent Order required the Company to certify that the Company’s wastewater treatment system operates in compliance with past system improvements adopted by the Company and to pay a nominal penalty.   The Company is not aware of any negative environmental impacts resulting from the incidents that were the subject of the Consent Order, but continues to carefully monitor its wastewater neutralization systems in an effort to prevent any further incidents and maintain compliance with its permit conditions.

(9) INCOME TAXES
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

Neurogen has never paid federal or state income taxes due to its history of net operating losses.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of January 1 and September 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.

The Company believes that only one tax matter has uncertainty and it relates to an anticipated refund from the state of Connecticut.  Connecticut tax law provisions allow certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryforward of these credits into future tax years.

The Company believes that it is entitled to a larger cash refund for tax credit carryovers from the state of Connecticut for certain prior years.  In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. The plaintiffs and the state have filed cross-motions for Partial Summary Judgment. The Court denied both motions but requested further briefing on certain issues.  Hearings on certain issues have occurred since then and further proceedings are scheduled to reach a final decision at the trial court level.  The Company has fully reserved any assets related to this matter.

As of September 30, 2007, the Company is subject to U.S. federal and state income tax in Connecticut. Years subject to audit are years in which unused net operating losses were generated that remain open by the statute of limitation for examinations. Tax years from 1992 forward remain open to examination by U.S. federal authorities, and tax years from 1998 forward remain open to examination by state authorities.

(10) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

In October 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”). EITF Issue No. 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until the related goods are delivered or services are performed, at which point the amounts would be recognized as expense.  The Issue is effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years.  The Company does not expect that the adoption of EITF Issue No. 07-3 will have a material effect on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company’s confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company’s expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are “forward-looking statements” within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company’s drug candidates, the failure to attract or retain key personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates which could slow or prevent product development efforts, competition within the Company’s anticipated product markets, the Company’s dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company’s business, risk that patents and confidentiality agreements will not adequately protect the Company’s intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company’s products, and other risks detailed in the Company’s Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 2006, each of which could adversely affect the Company’s business and the accuracy of the forward-looking statements contained herein.  Any new material changes in risk factors since the Annual Report on Form 10-K for the year ended December 31, 2006 are discussed further in Part II, Item 1A.

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

In the period ended September 30, 2007, the conclusion of the VR1 research program with Merck (of which the Company was notified on May 30, 2007) resulted in an acceleration of revenue and a net loss decrease of $5.1 million.  The effect of the conclusion of the research program was to accelerate the recognition of the remaining unearned license revenue (from the initial payment by Merck in January 2004 and the subsequent anniversary payments in December 2004, 2005 and 2006) and nonsubstantive milestone revenue (from the payment received in October 2006). Prior to the conclusion, and from the initiation of the Merck Agreement, the initial payment had been recognized ratably over a five year period ending December 2008 while subsequent anniversary payments and the nonsubstantive milestone payment were recognized ratably over the remaining period after the effective date through December 2008. The conclusion resulted in a change in the estimated length of the performance period under the collaboration. The change is such that all unearned revenue was fully recognized by August 28, 2007 when the research program conclusion became effective.  Refer to Critical Accounting Judgments and Estimates below for a more complete discussion of revenue recognition methodology.

During the third quarter of 2007, the Company incurred significant expenses in conducting clinical trials and other development activities, such as formulation testing and toxicology studies, adipiplon (formerly NG2-73), the Company’s lead compound in its insomnia program, and NGD-4715, the Company’s lead compound in its obesity program.  Adipiplon, which the Company is currently preparing for Phase 3 testing and has been tested in over 600 subjects in eight clinical studies, is the Company’s most advanced drug candidate. If adipiplon continues to progress through Phase 3 studies without the Company entering into an agreement to partner with another firm to share costs and future revenue, clinical trial and other development expenses related to adipiplon will continue to increase. The actual amount of future development expenses will derive from the level of development activities being conducted and the level of these activities is contingent on the results of ongoing studies. Research and development expenses accounted for 82% of total expenses in the nine-month periods ended September 30, 2007 and 2006. The Company will continue to seek early stage partnerships for some research and development programs, while it selectively retains the rights to other drug programs to more advanced stages before considering partnership arrangements. The decision of whether and when to partner a program is based on an analysis of development risk, resources required to complete each regulatory stage, and the amount of immediate versus long term return that could be extracted at each stage of development.

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

RESULTS OF OPERATIONS

Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future collaborative agreements, the progress of the Company's independent and partnered research and development projects, the size of the Company's staff and the level of preclinical and clinical development spending on drug candidates in unpartnered programs. Neurogen believes its research and development costs could increase over the next several years as its drug development programs progress. In addition, general and administrative expenses would be expected to increase to support any expanded research and development activities.

Three Months Ended September 30, 2007 and 2006

The Company's operating revenues for the three months ended September 30, 2007 increased $5.4 million to $7.5 million from $2.1 million for the same period in 2006.  The three months ended September 30, 2007 include accelerated recognition of $5.1 million in license and research revenue under the Merck Agreement (as discussed above) due to the conclusion of the research program component of the Company’s VR1 collaboration with Merck.  The research program and the Company’s remaining obligations concluded as of August 28, 2007, and as such, remaining unearned revenue was recognized ratably over the period between May 30 and August 28, 2007.

Research and development expenses for the three months ended September 30, 2007 were $12.9 million compared to $11.6 million for the same period in 2006. The $1.3 million or 11% increase was due primarily to a $1.0 million increase in the Company’s outsourced clinical expenses. In the Company’s insomnia program, outsourced clinical expenses increased in 2007 by $0.7 million from $0.9 million to $1.6 million.  In addition, outsourced clinical expenses in the Company’s obesity program increased by $0.3 million in 2007 for Phase 1 clinical trials on the Company’s lead compound, NGD-4715.  Outsourced development expenses such as toxicology studies, chemical manufacturing and formulations for all of the Company’s unpartnered programs increased by $0.9 million from $2.4 million in 2006 to $3.3 million in 2007.  Finally, these outsourced expenses were offset by a decrease in salaries and benefits expense of $0.5 million and a net decrease in recruiting and relocation expense, supplies and research expense, computer and office supplies expense, and travel, meals and training expense of $0.1 million. As mentioned above, unless currently unpartnered programs are partnered, the Company retains all rights to the programs and it expects that development costs will increase as each program progresses.

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

General and administrative expenses for the three months ended September 30, 2007 were $3.0 million compared to $2.6 million for the same period in 2006. The $0.4 million or 16% increase in expenses was due primarily to increases in patent, legal, and market research expenses.

Other income, net of interest expense, was $0.5 million for the three months ended September 30, 2007 compared to $0.6 million for the same period in 2006.

For the three months ended September 30, 2007, the Company recorded an income tax benefit of $0.04 million for the sale of R&D credits generated during this period to the State of Connecticut for cash.   Prior to the fourth quarter of 2006, the Company had recorded the sale of the credits for the prior year at the time of filing the previous year’s tax return, typically in September of the following year. Therefore, in the quarter ending September 30, 2006, the $0.7 million includes the estimated sale of R&D credits for 2005. However, in the fourth quarter of 2006, the Company determined that it is more likely than not that it will continue to sell the credits to the State for cash, and as a result of this change in estimate, the Company recorded the sale of credits generated for 2006 in the fourth quarter of 2006.

The Company recognized a net loss of $7.9 million for the three months ended September 30, 2007 compared to $10.9 million for the same period in 2006. The $3.0 million decrease in net loss was a result of the accelerated recognition of previously unearned license and research revenue under the Merck Agreement partially offset by the increase in research and development and general and administrative expenses.

Nine Months Ended September 30, 2007 and 2006

The Company’s operating revenues for the nine months ended September 30, 2007 were $15.4 million compared to $7.7 million for the same period in 2006. The $7.7 million increase resulted primarily from the accelerated recognition of $8.2 million in license and research revenue associated with the original license fee, three anniversary payments, and a non-substantive milestone under the Merck Agreement (as discussed above) due to the conclusion of the research program component of the Company’s VR1 collaboration with Merck.  The acceleration was offset by a decrease in research revenue associated with FTE funding of $0.5 million, which consisted $0.3 million in revenue recognized in September 2006 for FTE funding received and unearned at the end of 2005 as well as $0.2 million associated with the shortened research program period in 2007.  The research program and the Company’s remaining obligations concluded as of August 28, 2007, and as such, remaining unearned revenue was recognized ratably over the period between May 30 and August 28, 2007.

Research and development expenses for the nine months ended September 30, 2007 were $48.2 million compared to $39.2 million for the same period in 2006. The 9.0 million or 23% increase was due primarily to a $9.0 million increase in the Company’s outsourced clinical expenses. In the Company’s insomnia program, outsourced clinical expenses increased in 2007 by $6.4 million from $6.2 million to $12.6 million.  In addition, outsourced clinical expenses in the Company’s obesity program increased by $1.9 million in 2007 for Phase 1 clinical trials on the Company’s lead compound, NGD-4715.  Additionally, the Company incurred outsourced development expense of $0.7 million in 2007 as a result of a payment to Wyeth Pharmaceuticals, a division of Wyeth (“Wyeth”), for products received for clinical studies and initial clinical study costs.  Outsourced development expenses such as toxicology studies, chemical manufacturing and formulations for all of the Company’s unpartnered programs increased by $1.5 million from $7.8 million in 2006 to $9.3 million in 2007.  Finally, these outsourced expenses were offset by a decrease in salaries and benefits expense of $0.9 million and a decrease in utilities and supplies and research expense of $0.6 million.

General and administrative expenses for the nine months ended September 30, 2007 were $10.3 million compared to $8.8 million for the same period in 2006. The $1.5 million increase in expenses was due primarily to higher patent expenses, legal, market research, and general supplies.

Other income, net of interest expense, was $2.0 million for the nine months ended September 30, 2007 compared to $1.9 million for the same period in 2006.

The Company recognized a net loss of $40.8 million for the nine months ended September 30, 2007 compared to $37.8 million for the same period in 2006. The $3.0 million increase in net loss was due primarily to the increase in research and development and general and administrative expenses discussed above offset by the accelerated recognition of previously unearned license and research revenue under the Merck Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities

At September 30, 2007 and December 31, 2006, cash, cash equivalents and marketable securities in the aggregate were $56.9 million and $107.6 million, respectively. The decrease is due to funding operations and advancing the Company’s programs as mentioned above.  Marketable securities of $12.4 million at September 30, 2007 had maturities beyond one year. However, the Company can and may liquidate such investments prior to maturity to meet its operating, strategic and/or investment objectives.

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

Evaluation of Investments for Other-Than-Temporary Impairment

In accordance with FASB Staff Position (“FSP”) SFAS No. 115-1 and SFAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” the Company reviewed its marketable securities portfolio, which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt obligations, for potential other-than-temporary impairment. Gross unrealized losses related to the Company’s investments totaled $0.3 million (based on an aggregate fair value of $27 million for all investments in unrealized loss positions) as of September 30, 2007. All marketable securities held at September 30, 2007 have been in a continuous loss position for twelve months or more, and the related unrealized loss was $0.3 million. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality.

The Company believes it has the ability and intends to hold investments that mature in the next twelve months until maturity and thereby recover the fair market value. Unrealized losses related to securities that mature beyond the next twelve months, and that have been in a continuous unrealized loss position for twelve months or more, amounted to $0.2 million, or 1.6%, of the total market value of such marketable securities as of September 30, 2007. The Company has not recorded any losses for other-than-temporary impairment at this time; however, if interest rates rise and such unrealized losses become more significant, the Company may record impairment losses. In evaluating the unrealized losses, the Company considered the nature of the investments, current credit ratings, maturity dates and the Company’s projected cash requirements.

Debt Arrangements

The debt agreements entered into by the Company to date include a commercial term mortgage loan financing in December 2001 with Webster Bank, and a construction loan entered into in October 1999 with Connecticut Innovations, Inc. (“CII”). Total proceeds received under these agreements were $22.5 million, which are repayable through monthly installments over a maximum term of 15 years. Interest rates on these loans ranged from 6.9% to 8.0% in 2006 and through September 30, 2007. Of the amounts borrowed, $5.8 million and $3.5 million remained outstanding as of September 30, 2007 under the Webster Bank facility and the CII facility, respectively. An approximate aggregate amount of $1.5 million is due and payable in each of the next four years and $1.6 million is due and payable in the fifth year, including a balloon payment of $1.0 million on the mortgage loan upon maturity in December 2011. Thereafter, the remaining aggregate balance of approximately $1.7 million is payable in regular installments until the scheduled maturity date. The Company made $1.1 million in principal repayments on outstanding loans during each of the nine-month periods ended September 30, 2007 and 2006.

As of September 30, 2007, Neurogen does not have any significant lease or capital expenditure commitments.

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

In May 2007, the Company filed an S-3 registration statement that became effective in June 2007, under which the Company may issue debt, common or preferred stock or warrants of up to $100.0 million in total financing.  The Company has not sold any securities pursuant to this S-3 registration statement to date.

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

Neurogen anticipates that its current cash and marketable securities amounts will be sufficient to fund its current and planned operations into at least mid to late 2008. However, Neurogen's funding requirements may change and will depend upon numerous factors, including but not limited to:
▪	the progress of the Company's research and development programs;
▪	the timing and results of preclinical testing and clinical studies;
▪	the timing of regulatory approvals;
▪	determinations as to the commercial potential of its proposed products;
▪	the status of competitive products; and
▪
the ability of the Company to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products.

Many of these factors could significantly increase the Company's expenses and use of cash. If adequate funds are not available, we may be required to:
▪	delay, reduce the scope of or, eliminate our research and development programs;
▪	reduce our planned commercialization efforts;
▪
obtain funds through arrangements with collaborators or others on terms unfavorable to us or that may require us to relinquish rights to certain drug candidates that we might otherwise seek to develop or commercialize independently; and/or

▪	pursue merger or acquisition strategies.
Additionally, any future equity funding may dilute the ownership of our equity investors.

Tax Benefits

As of December 31, 2006, the Company had approximately $210.2 million of net operating loss carryforwards and $12.8 million of research and development credit carryforwards available for federal income tax purposes, which expire in the years 2007 through 2026. When the Company filed its 2005 federal tax return in September 2006, it capitalized research and development expenditures for federal tax purposes of $38.5 million, which reduced its federal net operating loss carryover. The Company also has approximately $173.2 million in Connecticut state tax net operating loss carryforwards, which expire in the years 2020 through 2026, and $7.3 million of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period. The Company has provided a valuation allowance for the full amount of its net deferred tax asset.

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

The agreement provided Merck the option to extend the discovery and research effort for up to an additional two years. On September 29, 2006, Neurogen and Merck agreed to amend the Merck Agreement to extend the research program component of their VR1 collaboration for one year until December 28, 2007. Under the amended collaboration agreement, Merck had the option to end the research program component of the collaboration and the remainder of any associated funding by providing 90 days advance written notice to Neurogen. Merck exercised this right, and notice was provided to Neurogen on May 30, 2007. The research component of the Merck Agreement and the Company’s remaining obligations concluded on August 28, 2007. The conclusion resulted in the acceleration of revenue recognition of previously unearned license and nonsubstantive milestone revenue; the incremental impact on the three-month period ended September 30, 2007 was recognition of the remaining $7.5 million of deferred revenue.

As of September 30, 2007, the Company has received $13.1 million of research funding from Merck, two $2.5 million license payments on the first and second anniversary dates of the collaboration in December 2004 and 2005 and one $2.0 million license payment on the third anniversary date of the collaboration in December 2006. The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. Milestones received to date include a preclinical milestone of $3.0 million in the second quarter of 2004, a clinical milestone of $2.0 million received in the first quarter of 2006 and a second clinical milestone of $3.0 million received in late October 2006.

IN-LICENSING AGREEMENT

Wyeth
In November 2006, Neurogen acquired worldwide rights to Aplindore, a small molecule partial agonist for the D2 dopamine receptor, from Wyeth. Along with the initial $3.0 million license fee paid upon signing, which was expensed in the fourth quarter of 2006, Neurogen paid Wyeth for the shipment of compound material suitable for Phase 2 trials in February 2007. Neurogen will pay approximately $0.3 million in annual maintenance fees upon the annual anniversaries of the effective date of the agreement until NDA approval. There is also potential for Neurogen to pay milestone payments upon the successful achievement of clinical development and regulatory events and eventual commercialization in identified countries as well as royalties on worldwide sales. Neurogen has the option to terminate the agreement by providing 90 days advance written notice to Wyeth. Neurogen expects to commence Phase 2 trials in Parkinson's disease and restless legs syndrome (“RLS”) with Aplindore in late 2007 or early 2008. The compound was initially developed by Wyeth for use in schizophrenia, and Wyeth had studied the compound in six Phase 1 clinical trials involving over 100 healthy volunteers and over 100 schizophrenic patients.

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

In October 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”). EITF Issue No. 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until the related goods are delivered or services are performed, at which point the amounts would be recognized as expense.  The Issue is effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years.  The Company does not expect that the adoption of EITF Issue No. 07-3 will have a material effect on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. The Company's investment portfolio includes investment grade debt instruments. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Increasing interest rates have led to a decline in market values of fixed-rate investments held as of September 30, 2007. The Company considers such impairment as temporary because of its ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

Fair value of investments with expected maturities in the following years (in thousands):

	2007	2008	2009	Total
Fixed Rate Investments	$4,987	$14,025	$7,966	$26,978

Weighted Average Interest	3.6%	4.5%	3.8%	4.1%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and President, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Based on this evaluation, the Company's Chief Executive Officer and President concluded that, as of September 30, 2007, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and President, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company believes that it is entitled to a larger cash refund for tax credit carryovers from the state of Connecticut for certain prior years.  In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. The plaintiffs and the state have filed cross-motions for Partial Summary Judgment. The Court denied both motions but requested further briefing on certain issues.  Hearings on certain issues have occurred since then and further proceedings are scheduled to reach a final decision at the trial court level.  The Company has fully reserved any assets related to this matter.

ITEM 1A. RISK FACTORS

There have been no material changes for the third quarter ended September 30, 2007 to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable for the third quarter ended September 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable for the third quarter ended September 30, 2007.

ITEM 4. SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable for the third quarter ended September 30, 2007.

ITEM 5. OTHER INFORMATION

None.

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
Stephen R. Davis President (Duly Authorized Officer and Chief Accounting Officer) Date: November 7, 2007