Form 10-K
NEUROGEN CORP
filed 2008-03-17
CIK 849043

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from          to

Commission File Number 0-18311

NEUROGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2845714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Northeast Industrial Road, Branford, CT 06405
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (203) 488-8201

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.025 par value per share	NASDAQ Global Market

 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

  The approximate aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $183,000,000, based on the closing price of a share of Common Stock as reported on the NASDAQ Global Market on June 30, 2007, which is the last business day of the registrant's most recently completed second fiscal quarter. In determining the market value of non-affiliate voting stock, shares of Common Stock beneficially owned by officers and directors and possible affiliates have been excluded from the computation. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any person as to the status of such person.

As of March 7, 2008, the registrant had 42,051,770 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 (1) Portions of the Neurogen Corporation Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2008, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

NEUROGEN CORPORATION
ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2007

SIGNATURES
EXHIBIT INDEX

PART I

ITEM 1.  BUSINESS

Overview

Neurogen Corporation (NASDAQ: NRGN) ("Neurogen" or the "Company"), incorporated under the laws of the State of Delaware in 1987, is a drug discovery and development company focusing on new small molecule drugs to improve the lives of patients suffering from disorders with significant unmet medical need including insomnia, pain, Parkinson’s disease, restless legs syndrome (“RLS”), anxiety, and schizophrenia. Small molecule drugs typically are suitable for oral administration as a pill, while large molecule drugs typically are administered by injection.

Neurogen has generated a portfolio of new drug programs primarily through its fully integrated drug discovery and development processes. The Company may, at times, in-license compounds from other pharmaceutical firms with appropriate risk/reward profiles. Neurogen conducts its research and development activities independently and, when advantageous, collaborates with leading pharmaceutical companies to obtain additional resources and to access complementary expertise.

Neurogen's Business Strategy

Neurogen pursues the development of drug candidates with potential application in both large primary care markets and specialist care markets with high value potential.  Neurogen's strategic goal is to bring new drugs to patients suffering from disorders with unmet medical need. Key elements of the Company's business strategy to achieve this goal follow:

▪
Pursue a risk-balanced drug portfolio. To increase the probability of successful drug discovery and development efforts, Neurogen is pursuing drug targets representing a spectrum of development risk in central nervous system diseases, pain and cough. The Company is capitalizing on its ability to rapidly and efficiently produce multiple generations of drug candidates in multiple programs through two basic approaches:

o	Pursue best-in-class drug candidates
Typically, for these drug programs, industry efforts have indicated some positive therapeutic benefit in human clinical trials for the biological target, but drugs currently approved or in development demonstrate sub-optimal side effect profiles, dosing regimens or routes of administration or were approved by the Food and Drug Administration (FDA) with specific labeling issues. In these programs, Neurogen’s goal is to develop drugs with more favorable properties than competing drugs.  Examples of this type of program include Neurogen’s insomnia, anxiety, Parkinson’s disease and RLS programs.

o	Pursue first-in-class drug candidates
Neurogen also pursues drug programs, where a successful drug would represent a new therapeutic category. For these biological targets, typically a reasonable degree of scientific validation exists to support a role in a disease state, but the clinical utility of the target has yet to be demonstrated in humans. The Company believes these targets are generally higher in relative development risk but also represent opportunities for greater revenue potential. Examples of this type of program include Neurogen’s cough, pain and schizophrenia programs.

▪
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

Neurogen focuses its drug discovery platform on specialist care indications with high value potential. The Company's proprietary Accelerated Intelligent Drug Discovery (AIDD™) platform enables the rapid and efficient discovery of compounds that hit potential drug targets, evaluate the utility of those targets, and optimize useful hits into new drug candidates. Applying this approach with the focus on high value specialist markets, for example, Neurogen has discovered small molecule compounds that activate certain cytokine receptors such as granulocyte-colony stimulating factor (“G-CSF”) and erythropoietin (“EPO”).

Research: Neurogen's Drug Discovery Platform

Neurogen’s drug discovery platform, AIDD™, is an integrated system of hardware, software, and processes that allow scientists to improve upon the trial and error approach traditionally associated with drug discovery and development. This system incorporates proprietary artificial intelligence systems and automated robotics to aid the Company's scientists in the design, modeling, synthesis and screening of new chemical compounds.

Also critical to Neurogen's drug discovery capabilities is the Company's biological expertise. Neurogen believes that its expertise in receptor biology is a competitive advantage and utilizes this expertise in the design and construction of functional screening assays to capitalize on medical targets. Functional assays measure activity within a cell and provide more information than the more commonly utilized binding assays.

Neurogen Drug Development Programs

The Company currently has six programs in Phase 1 or Phase 2 clinical development but does not expect to have any products resulting from its research efforts commercially available for a number of years, if at all. In addition to the programs currently in human testing, Neurogen has several drug development programs with compounds in various stages of research testing and preclinical development. All of the Company's compounds currently being pursued will require significant additional clinical testing before they can be commercialized. Neurogen cannot guarantee the success of any drug development program, and cannot accurately predict the time required or the cost involved in commercializing any new drug.  (See Item 1A. Risk Factors below.)

In addition, developing new drugs is a high risk process, and unanticipated developments such as clinical or regulatory delays, unexpected side effects or undesirable drug properties in test patients, or lack of efficacy would slow or prevent the development of a product. As a company with no product revenues, Neurogen’s ability to pursue programs simultaneously and promptly is dependent on its ability to access sufficient levels of capital.  If Neurogen cannot access such capital or cannot do so at a cost of capital that warrants simultaneous and prompt development we may be required to defer the development of some portfolio assets.  If Neurogen is unable to commercialize any drug products, the Company will never achieve product revenues and may eventually be unable to continue operating. This result would cause investors to lose all or a substantial portion of their investment.

Neurogen's clinical stage drug development programs are highlighted in the table below and described in detail following the table. In addition, the Company’s partner for VR-1 based drugs, Merck, is performing preclinical development studies for the treatment of pain.

Clinical Development Programs

Indication	Mechanism	Compound	Development Status	Commercial Rights
Insomnia	GABAA partial agonist	adipiplon (formerly NG2-73)	Phase 2/3	Neurogen
Cough	VR1 antagonist	NGD-8243/MK2295	POC*	Merck (Royalties to Neurogen)
Parkinson’s disease	D2 partial agonist	aplindore	Phase 2	Neurogen (Royalties to Wyeth)
Restless Legs Syndrome	D2 partial agonist	aplindore	Phase 2	Neurogen (Royalties to Wyeth)
Anxiety	GABAA partial agonist	adipiplon	POC* (Phase 1 complete)	Neurogen
Schizophrenia	GABAA partial agonist	adipiplon	POC* (Phase 1 complete)	Neurogen
* Adipiplon for anxiety and schizophrenia has completed single and multiple ascending dose Phase 1 studies and is scheduled to next enter exploratory proof-of-concept studies.  NGD-8243 for cough has completed single and multiple ascending dose phase 1 studies and certain proof-of-concept studies.  Subject to the completion of confimatory safety studies.  Neurogen believes Merck plans to pursue Phase 2 studies in cough..

Insomnia program; GABA partial agonist - adipiplon (formerly NG2-73)

Mechanism of Action. Neurogen is developing drugs to treat insomnia, which selectively modulate certain receptor subtypes of the gamma-aminobutyric acid ("GABA") neurotransmitter system, an area in which Neurogen has conducted research since its founding.

Neurogen's lead insomnia compound, adipiplon, is a partial agonist, preferential for the alpha-3 receptor subtype of the GABAA neurotransmitter system. The Company believes the mechanism of adipiplon offers the opportunity for improved sleep onset, sleep maintenance, and quality of sleep compared to currently marketed insomnia medications, as well as those currently in active development. In vitro laboratory tests (experiments conducted in cells) with adipiplon showed increased activity at the alpha-3 receptor subunit, which the Company believes promotes sleep-inducing hypnotic effects, as well as anxiolytic effects, and reduced activity at other GABAA subtypes which Neurogen believes are more likely to cause unwelcome side effects such as impaired learning and memory, ataxia (an inability to coordinate voluntary muscle movements), and interaction with alcohol. As a partial agonist, adipiplon caps activity at the alpha-3 receptor subunit and may afford an improved profile for safety issues such as tolerance and abuse.

Adipiplon has been tested in Phase 1 and 2 studies in over 600 subjects for the treatment of insomnia, demonstrating statistical significance compared to placebo on primary endpoints for sleep initiation and maintenance in patients with chronic insomnia. Adipiplon has also demonstrated statistical significance compared to placebo for self-reported quality of sleep in all Phase 2 studies to date.

Commercial Rights. Adipiplon was discovered at Neurogen and the Company owns all commercial rights to its current insomnia program.

Clinical Development Status.
Chronic Insomnia Phase 2 Results

In June 2007, Neurogen announced positive top-line results from two dose-ranging, Phase 2b clinical trials in chronic insomnia patients with the Company’s proprietary insomnia agent, adipiplon. Multiple formulations were studied in each trial to determine the best profile for rapidity of sleep onset and maintenance of sleep through the night without residual sedation the next day.

The objective of the first trial – Study 202 – was to measure efficacy in sleep maintenance, or the ability to maintain sleep throughout the night after falling asleep. In this study, adipiplon achieved statistically significant results versus placebo (overall p<0.001) at all doses tested in the primary endpoint of sleep maintenance (measured by Wake After Sleep Onset - or WASO). Study 202 was the first study in which adipiplon was studied for sleep maintenance in chronic insomnia patients and confirmed efficacy in this group. It included eight different controlled release doses of the compound, some combined with immediate release doses.

The objective of the second trial – Study 203 – was to demonstrate efficacy in sleep onset, or the amount of time it takes to fall asleep, in chronic insomnia patients. In this study, adipiplon achieved statistically significant results versus placebo (overall p<0.0001) at all doses tested in the primary endpoint of sleep onset (measured by Latency to Persistent Sleep – or LPS on the first two nights of treatment). Study 203 included two immediate release forms and three combinations of a controlled release and an immediate release dose of adipiplon.

  Study 202: primary endpoint sleep maintenance

Study 202, initiated in October 2006, was a randomized, double-blind, placebo-controlled, cross-over study conducted at six sites in the U.S.  It was designed to determine the safety and efficacy of eight different dose and formulation profiles of adipiplon compared to placebo. Total doses ranged from 3 mg to 12 mg. The primary endpoint was WASO.  In addition, sleep onset, as measured by LPS and additional measures of sleep maintenance were explored in several secondary endpoints.  Efficacy was evaluated in 36 patients with chronic insomnia, aged up to 64 years. Each patient was randomly assigned to five treatment periods of study drug or placebo. The three nights of each treatment period were conducted in a sleep lab. The first two nights employed polysomnography (PSG) to objectively measure various sleep parameters and pharmacokinetic (PK) testing occurred on the third night. Each WASO assessment was an average of two nights of sleep lab PSG measurements. PSG and PK data have been used to create exposure/response relationships to determine optimum dose/formulations.

In top-line results of Study 202, adipiplon demonstrated statistically significant improvement over placebo for reducing WASO at all dose and formulation profiles tested. Eight distinct dose and formulation profiles were tested in addition to placebo.

Study 203: primary endpoint sleep onset

Study 203, initiated in December 2006, was a randomized, double-blind, placebo-controlled, parallel group study conducted at 21 sites in the U.S. It was designed to determine the safety and efficacy of five different dose and formulation profiles of adipiplon compared to placebo. Total doses ranged from 3 mg to 7 mg. The primary endpoint was the time it takes to fall asleep as defined by LPS on the first two nights of treatment.  Sleep maintenance was also explored in several secondary endpoints. The study included 258 patients with chronic insomnia, aged up to 64 years, who received study drug or placebo for approximately 14 days. The first two and last four nights of the study were performed in sleep labs and polysomnography was used to measure various sleep parameters. Each LPS assessment was an average of two nights of sleep lab PSG measurements. For the interim period of the study, patients self-medicated in their homes and kept sleep diaries. Approximately one-third of patients returned to the sleep lab for an additional night for PK testing. PSG and PK data have been used to create exposure/response relationships to determine optimum dose/formulations.

In top-line results of Study 203, adipiplon demonstrated statistically significant improvement over placebo for reducing LPS on the primary endpoint of sleep onset at all dose and formulation profiles tested. Five treatment arms were tested in addition to placebo.

Safety Profile

In both Study 202 and Study 203, adipiplon was safe and well tolerated at all doses tested. One drug-related serious adverse event (“SAE”), an episode of amnesia, resulted when a patient violated study instructions to participants. The patient was awakened during the night by a family member and at the family member's request, drove to the grocery store.  While the trip was uneventful, the patient did not recall the event the next day. No other drug-related SAE’s have been reported in any study with adipiplon. The favorable safety and tolerability profile of adipiplon observed in studies 202 and 203 was consistent with that observed in previous studies. Adipiplon has now been tested in more than 600 subjects.

Secondary Endpoints

Both studies included several secondary (exploratory) endpoints to obtain additional data on sleep onset, sleep maintenance and potential side-effects. These measures included LPS, WASO, Total Sleep Time (“TST”), Sleep Efficiency (“SE”), Wake Time During Sleep (“WTDS”), Digit Symbol Substitution Test (“DSST”) and Visual Analog Scales (“VAS”) on sedation and subjective measures of qulity of sleep. Study 202 – the sleep maintenance study - was of sufficient size to show a statistically significant signal on both the primary endpoint of sleep maintenance and the secondary endpoint of sleep onset and adipiplon was statistically superior to placebo on both endpoints. Study 203 – the sleep onset study - was sized to show a statistically significant signal on the primary endpoint of sleep onset only and was not intended, nor sized, to show a statistically significant signal on sleep maintenance. In this study, sleep maintenance, as measured by the secondary endpoints described above, was not statistically different from placebo.

Planned Clinical Development.
Adipiplon to be evaluated in side-by-side study with Ambien CRTM for insomnia

Neurogen announced plans to conduct a Phase 2/3 side-by-side comparison of a combined immediate and controlled release bilayer tablet of adipiplon to Ambien CRTM using a crossover design study.

In this side-by-side study, the Company will seek to expand on the clinical profile seen so far with adipiplon, suggesting improved measures of efficacy over currently available insomnia drugs. In this comparison with Ambien CRTM, a leading insomnia agent, Neurogen expects to examine measures of sleep onset and maintenance as well as several important subjective measures of how patients feel the next day.

Neurogen expects the comparison study will be a double-blind, placebo controlled, crossover study in at least 60 patients. Each patient will be randomized to receive four treatments including 9 mg and 6 mg total doses of a bi-layer tablet containing immediate and controlled release forms of adipiplon, a 12.5 mg dose of Ambien CR™, and placebo.

Formulation Development

Neurogen’s goal is to take advantage of the physico-chemical properties of adipiplon and has developed a controlled release form of the drug which should help patients get to sleep quickly, keep them asleep throughout the night and then be at low blood levels the next morning.  Relative to most GABA-based drugs, adipiplon is highly water soluble, and is absorbed quickly into the bloodstream.  The Company believes this characteristic is largely responsible for the rapid onset of sleep observed in studies to date.  Adipiplon has a half-life (the time it takes for blood levels of a drug to drop by 50 percent) of approximately 2 hours at night.  In order to maintain the blood levels required to keep the broadest possible sector of insomniac patients asleep throughout the night, Neurogen, working through contract manufacturers, has developed a bilayer tablet containing a combined immediate and controlled release form of adipiplon which it will test in the planned Phase 2/3 study described above. If no dose or form tested in the planned Phase 2/3 study produces the desired effects, additional studies may be required to explore other doses or forms or combinations prior to commencing Phase 3 pivotal studies, if clinical results continue to support development of the compound.

Anxiety program: GABA partial agonist – adipiplon

Medical Need. Anxiety disorders are commonly treated with the benzodiazepine class of drugs, including drugs such as Valium™, and the Selective Serotonin Reuptake Inhibitors (SSRI’s), such as Paxil™. While the benzodiazepines typically demonstrate a strong anxiety relieving effect, this class of drugs suffers from a high rate of behavior impairing effects, such as sedation and ataxia (loss of muscle coordination). Side effects commonly associated with the SSRI’s include sexual dysfunction and somnolence.  Approximately 40 million adults in the U.S. suffer from anxiety disorders according to the National Institute for Mental Health.

In February 2008, Neurogen announced plans to expand its GABAA clinical program into the treatment of anxiety. In recent primate studies with a compound from its GABA alpha-3 selective partial agonist program, Neurogen demonstrated efficacy in a model of anxiety.  In this animal model Neurogen’s drug candidate exhibited a wide therapeutic window between anxiety relieving doses and behavior impairing effects typically seen with the benzodiazepines. The Company believes that at doses lower than those previously explored for insomnia, adipiplon may be a useful therapeutic agent for patients suffering from anxiety while improving on the side-effect profile of currently available drugs such as the benzodiazepines and the SSRI’s.

Commercial Rights. Adipiplon was discovered at Neurogen and the Company owns all commercial rights to its current anxiety program.

Clinical Development Status. Neurogen plans to initiate an exploratory proof-of-concept clinical study in a model of anxiety with adipiplon. In this study, anxiety will be induced in healthy volunteers by administering 7.5% carbon dioxide, which produces a sensation of suffocating. This type of model has been used extensively in panic in the past and more recently has been adapted to the use in general anxiety. The primary objective of this study will be to measure anxiety relief as well as to explore an appropriate dose range. The study will use doses of adipiplon well below those that have been examined for insomnia. Neurogen expects to enroll approximately 24 subjects in this study.

Schizophrenia program: GABA partial agonist – adipiplon

Medical Need. According to the National Institute of Mental Health, schizophrenia is a chronic, severe, and disabling brain disorder that affects about 1.1 percent of the U.S. population age 18 and older in a given year. Patients with schizophrenia sometimes hear voices others don’t hear, believe that others are broadcasting their thoughts to the world, or become convinced that others are plotting to harm them. These experiences can make them fearful and withdrawn and cause difficulties when they try to have relationships with others. Today the symptoms of schizophrenia are characterized in three ways, positive symptoms or psychotic episodes; negative symptoms, characterized by social withdrawal; and cognitive deficits. There is currently no drug approved to treat cognitive symptoms in schizophrenia.

Over the last few years there has been an increase in academic literature suggesting that selective GABA-A agonists may have a positive effect on the cognitive deficits in schizophrenia. The evidence indicates that in schizophrenia there is an under-stimulation of the GABA receptors on the neurons in the brain responsible for the presenting information to the cortex, the section of the brain that plays a key role in memory, attention, perceptual awareness, thought, language and consciousness. Additionally, neurons in the subcortex are also implicated. Neurons in this area are believed to be responsible for the gating of extraneous information.  Additional evidence suggests that GABA alpha-2 and alpha-3 subtypes, which tend to be concentrated in the cortex and subcortex, are particularly involved in cognitive function in schizophrenics and that a partial agonist selective for these subtypes may be an appropriate therapy. Based upon this data, Neurogen believes that adipiplon’s preference for the GABA alpha 3 receptor subtype and lesser activity at the alpha 2 subtype, together with its partial agonist profile may restore sufficient GABA activity in the cortex and subcortex and thereby improve the cognitive symptoms of schizophrenia.

In February 2008, Neurogen announced plans to expand its GABAA clinical program into the treatment of cognition deficits associated with schizophrenia.

Commercial Rights. Adipiplon was discovered at Neurogen and the Company owns all commercial rights to its current anxiety program.

Clinical Development Status. Neurogen plans to initiate an exploratory proof-of-concept clinical study in schizophrenic patients to examine adipiplon's utility in treating the cognitive symptons of schizophrenia.

VR1 program: VR1 receptor antagonist – NGD-8243/MK 2295

In collaboration with Merck, Neurogen has discovered a number of drug candidates that work as antagonists of the VR1 receptor.  Neurogen believes a VR1 antagonist could be useful in treating a number of disorders including pain and cough. This program is partnered with Merck, and Merck is responsible for clinical development and commercialization of all collaboration drug candidates.

Medical Need.
Pain

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

Cough

Patients seek medical treatment for cough more than any other complaint and treatment costs exceed $1 billion dollars annually in the U.S. The two general classifications of cough are productive coughs (producing phlegm or mucous from the lungs) and nonproductive coughs (dry and not producing any mucous or phlegm).

Coughs are also divided into acute (less than three weeks' duration) and chronic (more than three weeks' duration) (RXInsider).

Mechanism of Action. Neurogen researchers believe that a drug that blocks the vanilloid receptor-1 (“VR1”), noiciceptive (peripheral) primary sensory neurons that transmit pain signals to the central nervous system for the perception of pain, could benefit patients suffering from various types of inflammatory pain and other indications.

VR1 receptors are also found in the lungs and bladder, such that VR1 antagonists may have utility in cough and urinary incontinence.

Commercial Rights. Neurogen has established a significant intellectual property position on this new target. Based on a review of public patent filings and patent applications, Neurogen believes it has established the first patent publications on high potency small molecule VR1 antagonists. Additionally, the Company has been awarded a patent on a human VR1 receptor gene sequence, has broad applications filed encompassing highly potent chemical templates, and has patent applications pending on the general use of VR1 antagonists for the treatment of several medically important types of pain.

In December 2003, Neurogen established a collaboration for VR1 research and development with Merck & Co., Inc. through an affiliate (“Merck”). Under the collaboration, Neurogen and Merck combined their pre-existing VR1 programs, and Merck assumed responsibility for development and commercialization of all collaboration drug candidates. Neurogen received upfront payments and license fees and is entitled to receive additional milestone payments and royalties upon the successful development and commercialization of drugs, if any.

Clinical Development Status. Neurogen believes that Merck, subject to the completion of confirmatory safety studies, is planning to take the proof-of-concept compound MK 2295 (NGD 8243) forward in Phase 2 studies for the treatment of cough associated with upper airway disease and is focusing on a back-up compound, currently in preclinical development, for pain.

Parkinson’s disease and restless legs syndrome (RLS): D2 receptor partial agonist – aplindore

Medical Need.
Parkinson’s disease

Parkinson’s disease is a brain disorder that occurs when certain nerve cells (neurons) in a part of the brain called the “substantia nigra” die or become impaired. Normally, these cells produce a vital chemical, dopamine, which allows smooth, coordinated function of the body's muscles and movement.  When approximately 80% of the dopamine-producing cells are damaged, the symptoms of Parkinson’s disease appear. The loss of dopamine production in the brain causes the primary symptoms of Parkinson’s disease. The key signs of Parkinson’s disease are: tremor, slowness of movement, rigidity, and difficulty with balance.

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

Mechanism of Action.  Aplindore is a small molecule partial agonist for the D2 dopamine receptor. Dopamine agonists currently available for the treatment of Parkinson’s disease and RLS are full agonists at D2 receptors and require a long titration period--up to seven weeks in Parkinson’s disease and up to four weeks in RLS. Titration is the process of establishing the appropriate dose of a drug for a particular patient by increasing doses incrementally over a period of time. Currently available dopamine agonist treatments for Parkinson’s disease produce side effects in many patients that include daytime somnolence or drowsiness, dyskinesias (sudden episodes of abnormal involuntary movements), nausea and dizziness. While dopamine full agonists have proved effective in the treatment of RLS, many patients still suffer side effects of augmentation (a worsening of symptoms or the emergence of symptoms during the day), nausea, vomiting sleepiness and dizziness. Neurogen believes that the side-effects of the dopamine agonists currently used in both Parkinson’s and RLS are due to the full agonists overstimulation of the healthy parts of the brain.  Neurogen believes that aplindore’s partial agonist profile may restore sufficient dopamine activity in the areas of the brain that are deficient while avoiding the overstimulation and side-effects of the full dopamine agonists.

    Commercial Rights.  Neurogen acquired worldwide rights to aplindore for an initial license fee payment of $3.0 million, in an agreement signed November 21, 2006.  Neurogen will also pay Wyeth milestone payments upon the successful achievement, if any, of clinical development and regulatory events, and royalties on worldwide sales, if any.   Neurogen made a milestone payment of $2.0 million to Wyeth upon the initiation of Phase 2 testing with aplindore, as discussed below.

Clinical Development Status.
Parkinson’s disease

In February 2008, Neurogen announced the initiation of a Phase 2 dose-ranging, randomized, double blind, placebo-controlled, multi-center, parallel design exploratory study of the safety, tolerability, efficacy and pharmacokinetics of aplindore in patients with early stage Parkinson’s disease. Cohorts of eight patients each will receive two weeks of treatment, with doses of aplindore administered twice per day. Cohorts will be treated sequentially and, depending on results, once per day dosing may be employed.  Neurogen expects to enroll approximately 40 subject in this study..

Restless legs syndrome (RLS)

Neurogen also announced in February 2008 the commencement of a Phase 2 study of aplindore in RLS.  This trial is a single-blind, placebo-controlled, multi-center, crossover study designed to determine the efficacy and safety of at least three doses of aplindore, administered once per day for at least three nights compared to placebo. The primary endpoint will be the number of periodic limb movements (“PLM”) per hour of sleep for patients receiving aplindore versus those receiving placebo. Neurogen intends to explore additional subjective outcomes and sleep measures in several secondary endpoints.  Up to 24 adult patients with RLS are expected to participate in the study. Each patient will be assigned to a treatment sequence of study drug and placebo.  Polysomnography will be used to objectively measure various sleep parameters.

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

Under the terms of the agreement:

▪	Merck purchased approximately 1.8 million shares of Neurogen common stock for $15.0 million.

▪	Merck paid Neurogen a $15.0 million license fee.

▪	Neurogen has received to date an additional $28.1 million in committed research funding and license fee payments.

▪
Under the collaboration, Merck funded a joint research program, including payments to Neurogen for its efforts.  The primary objective of the program was to discover VR1 antagonist compounds, test them in multiple assays and advance qualified compounds into consideration for clinical development. Merck extended the research program component of the collaboration beyond its original scheduled term.  The research program concluded on August 28, 2007

▪
Neurogen will receive milestone payments if specified development and regulatory objectives are achieved. The Company has received to date $8.0 million in milestone payments and is eligible to receive additional milestone payments, if additional milestones are achieved, on all VR1 compounds discovered by either company prior to or during the collaboration.

▪	Merck received the exclusive worldwide license to develop, manufacture, use, and sell VR1 receptor modulator products developed in the collaboration.

Merck is required to pay Neurogen royalties based on net sales levels, if any, for such products. Neurogen is eligible to receive royalty payments on all VR1 compounds discovered by either company prior to or during the collaborative research program.

Patents and Proprietary Technology

Neurogen's success depends, in large part, on the Company's ability to obtain and enforce patents, maintain trade secrets and operate without infringing the intellectual property rights of third parties. Neurogen files patent applications both in the United States and in foreign countries, as the Company deems appropriate, for protection of products, processes, uses, and technology. As of December 31, 2007, Neurogen is the sole assignee of over 275 issued United States patents and numerous foreign patents.

Based upon an issued composition-of-matter patent, Neurogen expects to maintain exclusivity on adipiplon in most of the world through at least 2023.   For aplindore, Neurogen expects, based upon an issued composition-of-matter patent as extended under the Hatch-Waxman Act, to maintain exclusivity in the U.S. through at least 2021.  Under current law, Neurogen expects to maintain market exclusivity for aplindore in Europe for at least 10 years from product launch.

The Company attempts to protect its trade secrets by entering into confidentiality agreements with its employees, third parties and consultants. The Company’s employees also sign agreements assigning to the Company their interests in inventions, original expressions and any corresponding patents and copyrights arising from their work for the Company. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, the Company may not have an adequate remedy available. Despite the measures the Company has taken to protect its intellectual property, parties to the agreements may breach the confidentiality provisions or infringe or misappropriate the Company’s patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, third parties may independently discover or invent the Company’s trade secrets or other technology.
.
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

Competitive Environment

The biopharmaceutical industry is highly competitive. Product or technological developments by competing organizations may render Neurogen's drug candidates or technologies noncompetitive or obsolete, or the Company may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. The Company competes against fully integrated pharmaceutical companies or other companies that collaborate with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products already approved, marketed or in development. Furthermore, many of these entities have significantly greater research and development capabilities than Neurogen, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition. In addition, acquisitions of, or investments in, competing development-stage pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources.

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

Manufacturing

Neurogen currently relies exclusively on contract manufacturers to produce large quantities of development candidate compounds for testing in human patients and to produce dosage forms of these candidates to support human testing.  Neurogen also relies on contract manufacturers for the development of any controlled release formulations of its drug candidates.

The production of adipiplon and aplindore employs synthetic chemistry procedures of the type that are standard in the pharmaceutical industry. Neurogen plans to continue to outsource manufacturing of these and any future products.  We typically select and rely on single source suppliers to manufacture each form of our product candidates for human testing. This outsourcing strategy avoids the need for us to establish manufacturing infrastructure, allowing us to better focus our financial and managerial resources on the development and commercialization of product. This also enables us to reduce fixed costs and capital expenditures, while gaining access to advanced manufacturing process capabilities and expertise. However, if our third party suppliers become unable or unwilling to provide sufficient future drug supply or if they cannot meet regulatory requirements relating to the manufacture of drugs, we would be forced to incur additional expenses to secure alternative third party manufacturing arrangements and may suffer delays in our ability to conduct human testing or marketing of these products.

Merck is responsible for manufacturing, or having manufactured for human testing, drugs that are subject to the Merck Agreement.  Merck also has the right to manufacture for any future products under the collaboration.

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

Research and Development Expenses

The Company incurred research and development expenses of $61.0 million, $55.9 million and $38.5 million in, 2007, 2006, and 2005, respectively.  The increases are due primarily to increased clinical trial expenses associated with the progression of Neurogen’s drug candidates in human testing.

Government Regulation

Research and development activities and the production and marketing of products that Neurogen is developing or may develop in the future are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, the clinical development, premarket approval, manufacture, marketing and distribution of pharmaceutical products are subject to rigorous federal regulation (by the Food and Drug Administration or FDA) and, to a lesser extent, comparable regulatory agencies in state and local jurisdictions. These agencies and other federal, state and local entities regulate, among other things, the research and development activities and the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of products Neurogen seeks to bring to market. Failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market. In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act ("FFDCA"), and it implements regulations. Product development and approval within this regulatory framework will take a number of years and involve the expenditure of substantial resources.

  The steps required by the FDA before a drug may be marketed in the United States include:

1.	Completion of extensive preclinical laboratory tests, in vivo preclinical studies and formulation studies, all performed in accordance with FDA’s current good laboratory practice (cGLP) regulations;
2.	The submission to the FDA of an Investigational New Drug Application ("IND") for human clinical testing, which must become effective before human clinical trials can commence;
3.	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug of the product candidate for each approved indication;
4.	The submission of a New Drug Application , or NDA, to the FDA;
5.
The satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations; and

6.	FDA approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices for drugs. To supply products for use in the United States, foreign manufacturing establishments must comply with Good Manufacturing Practices and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

Preclinical testing includes laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices and testing of drug product quality must be conducted at laboratories adhering to Good Manufacturing Practice. The results of the preclinical testing are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA raises concerns or questions about the conduct of the clinical trial, the IND will automatically become effective 30 days following its receipt by the FDA. If the FDA does raise questions or concerns regarding the clinical trial, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our IND submissions, or those of our collaborators, may not result in FDA authorization to commence a clinical trial.

Clinical trials involve the administration of the new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and the FDA must grant permission before each clinical trial can begin. Further, each clinical study must be conducted under the auspices of an Independent Institutional Review Board, or the IRB, at the institution where the study will be conducted. The IRB for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Compounds generally must be manufactured according to Good Manufacturing Practices.

Clinical trials are typically conducted in three sequential phases, but the Phases may overlap. In Phase 1, the initial introduction of the drug into a small population of healthy human subjects, the drug is typically tested for safety (no significant adverse side effects), absorption, dosage tolerance, metabolism, bio-distribution, excretion and pharmacodynamics (clinical pharmacology). Phase 2 typically involves studies in a limited patient population to:

1.	Determine the efficacy of the drug for specific, targeted indications;
2.	Determine dosage tolerance, optimal dose and dose regimen; and
3.	Identify possible adverse side effects and safety risks.

Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.  In some cases, a sponsor may decide to run what is referred to as a “Phase 2b” evaluation, which is a second, confirmatory Phase 2 trial that could, if positive and accepted by the FDA, serve as a pivotal trial in the approval of a product candidate. When a compound is found to be effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to further evaluate clinical efficacy and to test for safety within an expanded patient population at geographically dispersed clinical study sites and thus provide definitive evidence of efficacy and safety. In some cases, FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval.  Such post approval trials are typically referred to as Phase 4 studies. Neurogen or the FDA may suspend clinical trials at any time if it is believed that the individuals participating in such trials are being exposed to unacceptable health risks.

The results of the pharmaceutical development, preclinical studies, and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Data from clinical trials are not always conclusive, and the FDA may interpret data differently than we or our collaborators interpret data.  Consequently, there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information or require post-marketing testing and surveillance to monitor the safety of a company's products if it does not believe the NDA contains adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that an NDA does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market.  In addition, the FDA may require testing, including Phase IV studies, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these postmarketing programs or other information.

Any products manufactured or distributed by us or our collaborators pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping and reporting requirements. Among the conditions for NDA approval is the requirement that any prospective manufacturer's quality control documentation and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by or under the authority of the FDA and by other federal, state or local agencies for compliance with ongoing regulatory requirements, including cGMP.  Adverse event experience with the product must be reported to FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events may be mandated by FDA.  Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as Warning Letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties.  We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements.

The FDA also closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs and biologics may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require us to develop additional data or conduct additional preclinical studies and clinical trials. Failure to comply with these requirements can result in adverse publicity, Warning Letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications  regarding off-label use.

The U.S. Drug Enforcement Administration, or DEA, regulates drugs that are controlled substances. Controlled substances are those drugs that appear on one of the five schedules promulgated and administered by the DEA under the Controlled Substances Act, or CSA. The CSA governs, among other things, the distribution, recordkeeping, handling, security and disposal of controlled substances. If our drug candidates are scheduled by the DEA as controlled substances, we will be subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess our ongoing compliance with DEA’s regulations. Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation, or a denial of renewal of any DEA registration, injunctions, or civil or criminal penalties.

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

Employees

As of December 31, 2007, the Company had 149 full-time employees, of which 110 persons were scientists and, of these scientists, 60 had Ph.D. or other doctoral degrees. None of the employees are covered by collective bargaining agreements, and the Company considers relations with employees to be good. All current scientific personnel have entered into confidentiality and non-solicitation agreements with the Company.

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

ITEM 1A.  RISK FACTORS

The following risk factors are arranged in three groups: industry risk – risks Neurogen faces because it is in the pharmaceutical industry; company risk – risks that are specific to Neurogen; and investment risk – risks that are specifically tied to Neurogen’s securities.  Within each group, we have tried to list the most significant risk factors first.

These risk factors could cause Neurogen’s actual results to differ materially from what Neurogen has predicted in forward-looking statements that have been made in this Annual Report on Form 10-K and those that may have been made previously or may be made in the future.

INDUSTRY RISK

Testing of drug candidates takes a long time, is very expensive, is subject to strict government regulation, and most drug candidates never receive FDA approval. Even if approved for use in humans, Neurogen’s drug candidates may later prove to be unsafe or ineffective.

Neurogen’s potential drug candidates must go through extensive animal and human testing to prove that each drug candidate is safe and effective before it can be marketed. Neurogen’s drug candidates are in various stages of development and are prone to the risks of failure inherent in drug development. Neurogen will need to successfully complete a great deal of additional testing before we can demonstrate that Neurogen’s product candidates are safe and effective to the satisfaction of the FDA. This extensive testing takes several years, is quite expensive, and more often than not leads to the conclusion that a drug candidate is not suitable for use in patients. A very significant majority of all drugs that enter human testing fail to reach the market. In addition, the risk of failure is the highest for drug candidates that work in ways that are different from the way any previously approved drug works, as some of Neurogen’s drug candidates do. Moreover, even if early drug testing appears positive, the results of later testing or problems seen with widespread use of the drug may block further sale of a drug. In addition, regulations may be changed at any stage during product development or marketing, which may affect Neurogen’s ability to obtain or maintain approval of its products or require significant expenditures to obtain or maintain such approvals.

The results of animal testing do not always accurately predict the safety and effectiveness of drugs when used in humans. Similarly, the results of initial human testing do not always accurately predict the results that will be obtained in the later stages of testing. The appearance of harmful side effects or inadequate effectiveness could slow or stop product development efforts at any stage. The commencement of our planned human testing could also be substantially delayed or prevented by several factors, including:

▪	limited number of, and competition for, suitable patients required for enrollment in clinical trials;

▪	limited number of, and competition for, suitable sites to conduct clinical trials;

▪	delay or failure to obtain FDA approval or agreement to commence a clinical trial;

▪	delay or failure to obtain sufficient supplies of the drug candidates for trials;

▪	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and

▪	delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site.

Human testing of Neurogen’s drug candidates may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB overseeing the clinical trial at issue, any of its clinical trial sites with respect to that site, or the Company. Any failure or significant delay in completing human testing of Neurogen’s product candidates could materially harm its financial results and the commercial prospects for its product candidates. The completion of human testing could also be substantially delayed or prevented by several factors, including:

▪	slower than expected rates of patient recruitment and enrollment;

▪	failure of patients to complete the clinical trial;

▪	unforeseen safety issues;

▪	lack of efficacy evidenced during clinical trials;

▪	termination of our human testing by one or more clinical trial sites;

▪	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and

▪	inability to monitor patients adequately during or after treatment.

Even products approved by the FDA or foreign regulatory authorities may later exhibit adverse side effects that prevent their widespread use or necessitate their withdrawal from the market. As a result, Neurogen’s drug candidates may prove to be unsafe or ineffective in humans, produce undesirable side effects, or fail to get through the testing phases preceding commercialization.

Neurogen faces vigorous competition in the areas of drug discovery and development, which may result in others developing or commercializing products before or more successfully than it does.

The pharmaceutical industry is highly competitive and is affected by new technologies, governmental regulations, healthcare legislation, availability of financing, litigation and other factors. Neurogen’s competitors may develop technologies, including drug discovery techniques, and products that are more effective than its own or that are commercialized prior to similar technologies or products of its own. In addition, developments by others may render its products under development or its technologies noncompetitive or obsolete. If Neurogen’s product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than its products, or may offer comparable performance at lower costs. If Neurogen’s products are unable to capture or maintain market share, it will not achieve significant product revenues and its financial condition will be materially adversely affected.

Neurogen competes against fully integrated pharmaceutical companies or other companies that collaborate with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products already approved, marketed or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs, have substantially greater financial resources, customer relationships, experience in developing products, obtaining FDA and other regulatory approvals, formulating and manufacturing drugs, and commercializing drugs than Neurogen does. If a competitor were to develop and successfully commercialize a drug before a similar one that Neurogen was working on, it would put Neurogen at a significant competitive disadvantage and adversely affect Neurogen’s product sales.

Neurogen’s patents, trade secrets and confidentiality agreements with collaborators, employees and others may be invalid or inadequate to protect its intellectual property.

If Neurogen or its collaborators are unable to adequately protect or enforce Neurogen’s intellectual property, its competitive position could be impaired. Neurogen’s success depends in large part on its ability to obtain patents, maintain trade secrets and operate without infringing on the intellectual property rights of third parties. Neurogen files patent applications both in the United States and in foreign countries to protect both its products and its processes. The intellectual property rights of biotechnology and pharmaceutical firms are highly uncertain and involve many complex legal and technical issues. Neurogen’s patent applications may not be successful or its current or future patents may not provide sufficient protection against its competitors.  Neurogen’s patents could be successfully challenged or patents held by others could preclude it from commercializing its products. Litigation to establish the validity of patents, to defend against infringement claims or to assert infringement claims against others can be lengthy and expensive. Moreover, much of Neurogen’s expertise and technology cannot be patented or, if patented, cannot be readily monitored for infringement. Neurogen also relies heavily on trade secrets, for example, its AIDD system is not patented, but its proprietary elements are protected as trade secrets, and confidentiality agreements with collaborators, advisors, employees, consultants, vendors and others to protect the proprietary nature of its products.  These agreements may be breached with or without Neurogen’s knowledge, or Neurogen’s trade secrets may otherwise become known or independently discovered by competitors. Neurogen’s product development efforts and consequently its business would be adversely affected if its competitors were able to learn its secrets or if it was unable to protect its intellectual property.

If Neurogen does not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend its patents and to obtain market exclusivity for any product candidates that it may bring to market, Neurogen’s business could be materially harmed. The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent protection for drug compounds for a period of up to five years to compensate for time spent in development.  In particular, Neurogen expects to rely on Hatch-Waxman extension of the primary patent protecting Aplindore.  The patent would otherwise be scheduled to expire in 2016.

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

However, there is no assurance that Neurogen will receive extensions of its patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If Neurogen fails to receive such extensions and exclusive rights, its ability to prevent competitors from manufacturing, marketing and selling generic versions of its products in the EU and other foreign countries would be materially harmed.

The drug research and development industry has a history of patent and other intellectual property litigation, and the Company may be involved in costly intellectual property lawsuits.

The drug research and development industry has a history of patent and other intellectual property litigation, and we believe these lawsuits are likely to continue. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management’s attention from other business concerns. Because we produce drug candidates for a broad range of therapeutic areas and provide many different capabilities in this industry, we face potential patent infringement suits by companies that control patents for similar drug candidates or capabilities or other suits alleging infringement of their intellectual property rights. There could be issued patents of which we are not aware that our products infringe or patents that we believe we do not infringe that we are ultimately found to infringe. Moreover, patent applications are in many cases maintained in secrecy for eighteen months after filing or even until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patent applications can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that we infringe with our products. In addition, technology created under our research and development collaborations may infringe the intellectual property rights of third parties, in which case we may not receive milestone or royalty revenue from those collaborations.

If we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including triple damages, and we could be required to stop the infringing activity or obtain a license to use the patented technology or redesign our products so as not to infringe the patent. We may not be able to enter into licensing arrangements at a reasonable cost or effectively redesign our products. Any inability to secure licenses or alternative technology could delay the introduction of our products or prevent us from manufacturing or selling products.

Neurogen’s business exposes it to clinical trial and product liability claims.

Neurogen faces an inherent risk of exposure to product liability claims in the event that the use of one of its products is alleged to have caused an adverse effect on patients. This risk exists for products being tested in human clinical trials, as well as products that receive regulatory approval for commercial sale. Manufacturers of pharmaceuticals have been the subject of significant product liability litigation, and Neurogen cannot assure investors that it will not be threatened with or become subject to such a claim. Neurogen maintains limited product liability insurance for compounds it is testing in clinical trials. When Neurogen’s partners have rights to develop and commercialize a collaboration product, they typically indemnify the Company, with certain exceptions, for collaborative compounds they are testing in clinical trials. Neurogen intends to seek additional product liability insurance coverage if and when its products are commercialized. It may not, however, be able to obtain such insurance at acceptable costs, if at all, or such coverage, if obtained, may not be adequate to cover any claims. If Neurogen cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, it could be prevented from commercializing its products. If Neurogen becomes subject to a product liability claim where claims or losses exceed its liability insurance coverage and its ability to pay, it may go out of business.

Neurogen’s business involves hazardous materials and the risk of environmental liability.

In connection with its research and development activities, Neurogen is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although Neurogen believes that it has complied with the applicable laws, rules, regulations and policies in all material respects and has not been required to correct any noncompliance which is material to its business, it may incur significant costs to comply with environmental and health and safety regulations in the future. Neurogen’s research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although it believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by local, state and federal regulations, Neurogen cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an occurrence, Neurogen could be held liable for any damages that result and any such liability could exceed its resources.

Neurogen is subject to uncertainties regarding healthcare reimbursement and reform. In the event that it is successful in bringing a product to market, its revenues may be adversely affected if it fails to obtain acceptable prices or adequate reimbursement for the cost of its products from third-party payors.

The continuing efforts of the government, insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of healthcare may affect Neurogen’s future revenues and profitability, the future revenues and profitability of its potential customers, suppliers and collaborative partners, and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, both the federal and state governments will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and reform of the Medicare and Medicaid systems. While Neurogen cannot predict whether any such proposals will be adopted, the announcement or adoption of such proposals could negatively impact its business, financial condition and results of operations.

Neurogen’s ability to market its products successfully will depend, in part, on the extent to which appropriate reimbursements for the cost of its products and related treatments are available from governmental authorities, private health insurers and other organizations, such as HMOs. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payors, including Medicare, are constantly challenging the prices charged for pharmaceutical products and medical services. If third-party payors institute cost containment measures or fail to approve Neurogen’s products for reimbursement, its future sales may be adversely affected, as patients will opt for a competing product that is approved for reimbursement or will forgo treatment completely.

Neurogen may be unable to attract and retain qualified management and technical personnel or retain its senior management.

Neurogen’s success depends largely on the skills, experience and performance of key members of our management team. The efforts of key members of the management team will be critical to Neurogen as it grows and attempts to transition to a company with commercial products. If Neurogen were to lose one or more of its key managers, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy.

In addition, the success of Neurogen’s business depends, in large part, on our continued ability to attract and retain highly qualified management and scientific personnel.  As Neurogen advances its programs into later stages of development, it is necessary to recruit additional scientists with later stage development experience, including some areas where Neurogen has relied in whole or in part on consultants or vendors in the past. In particular, Neurogen may need to expand staffing in the areas of formulations research, analytical chemistry, medical affairs, drug metabolism, toxicology and clinical operations.  Neurogen cannot assure investors that we will be able to attract or retain qualified personnel or that the costs of retaining such individuals will not materially increase. This could adversely affect our business and financial condition.

COMPANY RISK

Neurogen anticipates future losses and may never become profitable.  Neurogen’s recurring losses, negative cash flows from operations and significant accumulated deficit raise substantial doubt about its ability to continue as a going concern.

Neurogen’s future financial results are uncertain. Neurogen has experienced significant losses and negative cash flows from operations since it commenced operations in 1987. Neurogen’s accumulated net losses as of December 31, 2007 were $288.1 million. These losses have primarily resulted from expenses associated with its research and development activities, including pre-clinical and clinical trials and general and administrative expenses. Neurogen anticipates that its research and development expenses will remain significant in the future, and it expects to incur losses over at least the next several years as it continues its research and development efforts, pre-clinical testing, clinical trials and, if implemented, manufacturing, marketing and sales programs. As a result, Neurogen cannot predict when or whether it will become profitable, and if it does, it may not remain profitable for any substantial period of time. If Neurogen fails to achieve profitability within the timeframe expected by investors, the market price of its common stock may decline making its business unsustainable.

The Independent Auditor's Report to our audited financial statements for the period ended December 31, 2007 included in this Annual Report indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  If the Company is not able to continue as a going concern, it is likely that investors will lose all or a part of their investment.

Developing Neurogen’s drug candidates, particularly its unpartnered product candidates, will require significant additional expenditures. Neurogen is not certain how much capital it may need, and it may have difficulty raising needed capital in the future on favorable terms or at all.

Neurogen has spent and will continue to spend substantial funds to complete the research, development and clinical testing of its products. In the future, Neurogen expects to need additional funds for these purposes as well as to establish additional clinical-scale and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of its products. In particular, carrying out the development of its unpartnered product candidates to later stages of development and developing other research programs to the stage that they may be partnered, if at all, will require significant additional expenditures, including the expenses associated with preclinical testing, clinical trials and other product development activities. Neurogen may not be able to acquire additional funds on commercially reasonable terms or at all. If Neurogen cannot obtain adequate capital, it may have to delay, reduce the scope of or eliminate one or more of its research or development programs. Such a reduction would concentrate its risks in fewer programs.

Neurogen’s future capital requirements will depend on many factors, including:

▪	the continued progress of its research and development programs;

▪	its ability to market and distribute any products it develops;

▪	its ability to establish new collaborative and licensing arrangements;

▪	changes in its existing collaborative relationships;

▪	progress with preclinical studies and clinical trials;

▪	the time and costs involved in pursuing regulatory clearance;

▪	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; and

▪	competing technological and market developments.

Neurogen may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources that may dilute the ownership interest of its existing stockholders, or result in the issuance of securities that provide for rights, preferences or privileges senior to that of Neurogen’s common stock holders. In addition, in the event that Neurogen obtains additional funds through arrangements with collaborative partners or other sources, these arrangements may require it to give up rights to some of its technologies, product candidates or products under development that it would otherwise seek to develop or commercialize on its own.

Neurogen may experience difficulties, delays or unexpected costs in completing and achieving the anticipated benefits of the Company's restructuring plan.

In February 2008, Neurogen announced a restructuring of certain of  its research and development efforts. This plan is intended to allocate the Company’s resources to facilitate growth and increase the potential value of  Neurogen’s clinical programs. The Company expects to incur restructuring charges, primarily associated with severance benefits, of approximately $2.5 million in the first and second quarters of 2008. Neurogen cannot provide assurance that the Company will achieve the targeted benefits under these programs or that the benefits, even if achieved, will be adequate to meet long-term growth expectations. Furthermore, the restructuring efforts may yield unanticipated consequences, such as increased burden on administrative, operational, and financial resources and increased responsibilities for management personnel. As a result, the ability to respond to unexpected challenges may be impaired and the Company may be unable to take advantage of new opportunities.

In connection with the restructuring, Neurogen reduced its workforce by approximately 70 employees. Employees whose positions were eliminated in connection with this reduction may seek future employment with competitors. Although all employees are required to sign a confidentiality agreement at the time of hire, there can be no assurance that the confidential nature of proprietary information will be maintained in the course of such future employment. Any additional restructuring efforts could divert the attention of management away from operations, harm the Company’s reputation and increase expenses. There can be no assurance that the Company will not undertake additional restructuring activities, that any of the restructuring efforts will be successful, or that the Company will be able to realize the cost savings and other anticipated benefits from previous or future restructuring plans.

 Neurogen relies on its collaborative partners for research and development funding and for possible future commercialization.

Neurogen has in the past relied, and expects in the future to further rely, on its collaborative partners to fund a significant portion of its research and development expenses and to manufacture and market any products that result from such collaborations. In the fiscal years ended December 31, 2007, 2006, and 2005, Neurogen incurred $61.0 million, $55.9 million and $38.5 million in research and development expenses and recognized $4.6 million, $5.3 million and $3.9 million respectively, in research and development revenue from corporate partners. Because Neurogen has not previously advanced a drug candidate through all phases of clinical testing and subsequently to market, it often depends on its collaborative partners with respect to regulatory filings relating to, and the clinical testing of, compounds developed under its collaborations.

Neurogen’s reliance on collaborative partners, whose interests may not coincide with its interests, exposes it to many risks, including the following:

▪	that a collaborator will halt, delay, or repeat clinical trials;

▪	that a collaborator will alter the amount or timing of resources dedicated to its collaboration with the Company;

▪	that the interests of a collaborator will depart from Neurogen’s interests;

▪	that a collaborator will dispute Neurogen’s rights under an agreement;

▪	that a collaborator will attempt to independently develop a competing drug on its own or in conjunction with a third party;

▪	that existing collaboration agreements will not be extended;

▪	that a collaborator will not continue to develop a drug candidate after a collaboration agreement has ended; and

▪	that a collaborator will breach or terminate an agreement with the Company.

If any of these risks were to occur, the research program in question, and possibly Neurogen’s business, would be adversely affected.

In particular, Neurogen depends on Merck to conduct clinical trials for compounds on which it and Merck collaborate in Neurogen’s VR1 program. Neurogen’s existing collaboration with Merck may be unsuccessful, and Neurogen may not receive any future milestone payments or royalties. If Neurogen’s collaboration with

Merck is not continued or is unsuccessful, its product development efforts and consequently business would be materially adversely affected.  If Merck does not continue the development of its compounds under Neurogen’s VR1 collaborations, Neurogen may not be able to do so on its own. Neurogen’s current collaboration with Merck is subject to certain development restrictions.  Specifically, Merck has the right to determine when and if to advance compounds in the clinical process. Delays or discontinuation of any of Neurogen’s collaborative programs could significantly decrease the probability of it ever achieving product revenues.  This could negatively impact our ability to access capital and would increase the cost of capital.

Neurogen periodically explores new strategic alliances and transactions that may never materialize or that may fail.

Neurogen periodically explores a variety of potential alliances and transactions in an effort to gain access to additional complementary resources.  Such alliances or transactions may include joint ventures, asset acquisitions or dispositions, strategic partnerships, divestitures and business combinations.  Neurogen cannot predict what form such alliance or transaction may take, if any.  Strategic alliances could result in the issuance of additional equity securities that would dilute stockholders’ ownership percentage, the expenditure of substantial operational, financial, and management resources in integrating new businesses, technologies and products, all of which could disrupt its management or business. In addition, any strategic transactions could result in the assumption of substantial actual or contingent liabilities, the incurrence of non-recurring or other charges or a business combination featuring terms that Neurogen’s stockholders may not deem desirable, any of which could harm its operations and financial results.

There have been a significant number of recent business combinations among large pharmaceutical companies that have reduced the number of potential future collaborators. By pursuing collaborations, Neurogen is limiting its resources for managing other portions of its business, and if unsuccessful in entering into collaborations, Neurogen may have foregone a better allocation of its time and resources.

Neurogen utilizes outside clinical investigators to execute its clinical development plans for wholly-owned drug programs and plans to rely on these third parties to conduct future clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, Neurogen may be unable to obtain regulatory approval for or commercialize its current and future product candidates.

The Company relies on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct some or all of the Company’s clinical trials of product candidates. Although Neurogen relies on these third parties to conduct clinical trials, Neurogen is responsible for ensuring that each of the clinical trials is conducted in accordance with its investigational plan and protocol.  Moreover, FDA requires Neurogen to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.  Reliance on third parties does not relieve the Company of these responsibilities and requirements. If the third parties conducting the Company’s clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to the Company’s clinical trial protocols, GCPs or for any other reason, the Company may need to enter into new arrangements with alternative third parties and the Company’s clinical trials may be extended, delayed or terminated.  In addition, a failure by such third parties to perform their obligations in compliance with the Company’s clinical trial protocols or GCPs, may result in the company’s clinical trials not meeting regulatory requirements and or clinical trials may need to be repeated, which would jeopardize obtaining regulatory approval for the product candidate being tested in such trials.

 Neurogen relies on third parties for its manufacturing requirements and cannot assure investors that it will be able to manufacture its products on a timely and competitive basis.

To complete its clinical trials and to commercialize its product candidates, Neurogen needs access to or to develop its own facilities to manufacture a sufficient supply of its product candidates. Currently, Neurogen depends on its collaborators or third parties’ FDA-approved manufacturing facilities to manufacture its compounds for pre-clinical, clinical and commercial purposes. The Company's product candidates require precise, high quality manufacturing. Neurogen and its contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with current Good Manufacturing Practice, or cGMP, and other applicable government regulations and corresponding foreign standards. If Neurogen and its contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, Neurogen may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for the Company's products, cost overruns or other problems that could seriously harm Neurogen's business.

 To date, Neurogen's product candidates have been manufactured in small quantities for preclinical studies and clinical trials.  If in the future one of Neurogen's product candidates is approved for commercial sale, Neurogen will need to manufacture that product in larger quantities. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. Additionally, any third party manufacturer Neurogen retains to manufacture product candidates on a commercial scale must pass an FDA pre-approval inspection for conformance to the cGMPs before Neurogen can obtain approval of product candidates. If  Neurogen is unable to successfully increase the manufacturing capacity for a product candidate in conformance to cGMPs, the regulatory approval or commercial launch of any related products may be delayed or there may be a shortage in supply.

Any performance failure on the part of Neurogen or its contract manufacturers could delay clinical development or regulatory approval of product candidates or commercialization of Neurogen's future products, depriving Neurogen of potential product revenue and resulting in additional losses. In addition, Neurogen's dependence on a third party for manufacturing may adversely affect it's future profit margins. Neurogen's ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited, and the FDA must approve any replacement manufacturer before it can begin manufacturing Neurogen product candidates. Such approval would require new testing and compliance inspections. It may be difficult or impossible for Neurogen to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

Neurogen’s products may be in competition with other products for access to these facilities. Consequently, its products may be subject to manufacturing delays if collaborators or outside contractors give other companies’ products greater priority than its products. For this and other reasons, Neurogen’s collaborators’ or third parties’ service providers may not be able to manufacture its products in a cost-effective or timely manner. If not manufactured in a timely manner, the clinical trial development of Neurogen’s product candidates or their submission for regulatory approval could be delayed, and its ability to deliver products to market on a timely basis could be impaired or precluded. Neurogen may not be able to enter into any third-party manufacturing arrangements on acceptable terms, if at all. Neurogen does not intend to develop or acquire facilities to manufacture its product candidates for clinical trials or commercial purposes in the foreseeable future. In its ongoing collaboration with the Company, Merck is responsible for manufacturing or obtaining clinical and commercial supplies of pharmaceutical compounds. In Neurogen’s unpartnered programs, it utilizes third parties to prepare and formulate pharmaceutical compounds for use in clinical studies. Neurogen’s current dependence upon others for the manufacture of its products may reduce its future profit margin and limit its ability to commercialize products on a timely and competitive basis.

Neurogen has never received FDA approval of one of its drug candidates and so has never completed marketing and launch planning and lacks sales experience.

Neurogen currently has no sales or distribution experience with its own products.  Currently, Neurogen intends to rely primarily on existing or future collaborative partners for this expertise if one of its products is successfully commercialized.  Therefore, to service markets for any areas in which it has retained sales and marketing rights or in the event that any of its collaborative agreements is terminated, Neurogen must develop a marketing and sales force with technical expertise. Neurogen has no experience in developing, training or managing a marketing and sales force and would incur substantial additional expenses in developing, training and managing such a force. Neurogen may be unable to build a marketing and sales force, the cost of establishing such a force may exceed any product revenues, or its direct marketing and sales efforts may be unsuccessful. If Neurogen’s collaborators fail to effectively market a commercialized product, or Neurogen fails to develop an effective sales force of its own, Neurogen’s sales and business operations may be adversely affected.

The technologies on which Neurogen relies may not result in the discovery or development of commercially viable drugs.

Neurogen’s AIDD method of identifying, prioritizing and screening molecular targets is unproven and may not result in the regulatory approval and commercialization of any therapeutic products, and to date, Neurogen has not commercialized a product.  If Neurogen is unable to identify additional drug candidates using its proprietary drug discovery technologies, it may not be able to maintain a clinical development pipeline or generate future revenues.

INVESTMENT RISK

The price of Neurogen’s common stock may be volatile.

The market prices for securities of biotechnology companies, including Neurogen, have historically been highly volatile. For example, from January 1, 2007 to December 31, 2007, the intra-day market price of Neurogen’s stock was as low as $2.77 per share and as high as $8.75 per share.  The volatile price of Neurogen’s stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. Investors may not be able to sell their shares at a profit due to fluctuations in the market price of Neurogen’s common stock arising from a decline in its operating performance or prospects. In addition, the stock markets in general, and the markets for biotechnology and biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of Neurogen’s common stock may fluctuate significantly due to a variety of factors, including:

▪
announcements by Neurogen or its competitors of regulatory developments, preclinical testing and clinical trial results, clinical trial enrollment, regulatory filings, new products and product launches, significant acquisitions, strategic partnerships or joint ventures;

▪	any intellectual property infringement, product liability or any other litigation involving the Company;

▪	technological innovations or new therapeutic products;

▪	developments or disputes concerning the Company's patents or other proprietary rights;

▪	regulatory changes or developments;

▪	general market conditions in the pharmaceutical and biotechnology sectors;

▪	comments by securities analysts;

▪	economic or other crises and other external factors;

▪	public concern as to the safety of products developed by Neurogen or others;

▪	actual or anticipated period-to-period fluctuations in Neurogen’s results of operations;

▪	Neurogen’s ability to raise capital;

▪	departure of any of Neurogen’s key management personnel; or

▪	sales of Neurogen’s common stock.

These and other factors may cause the market price and demand for Neurogen’s common stock to fluctuate substantially, which may limit investors’ ability to readily sell their shares and may otherwise negatively affect the liquidity or value of Neurogen’s common stock.

If Neurogen’s stockholders sell substantial amounts of its common stock, the market price of its common stock may fall.

If Neurogen’s stockholders sell substantial amounts of its common stock including shares issued upon the exercise of outstanding options, the market price of its common stock may fall. These sales may also make it more difficult for Neurogen to sell equity or equity-related securities in the future at a time and price that it deems appropriate.

Neurogen matches employee contributions into the Neurogen Corporation 401(k) Retirement Plan with shares of Neurogen common stock.  Due to the Pension Protection Act of 2006, or the PPA, on January 2, 2008, funds representing approximately 150,000 shares of Neurogen’s stock held in the Plan, which were deposited over a period of several years as Company matching contributions, became available for transfer by participants in the Plan to other investment options within the Plan.  In addition, all new matching contributions into the Plan are freely transferable.  Prior to the implementation of the PPA, a participant in the Plan was not allowed to trade his or her matched stock until the participant terminated employment and withdrew his or her plan balance.  In January 2009, an additional 200,000 shares of stock in the Plan deposited as matched contributions made prior to January 2, 2007 will become eligible for transfer to other investment options within the Plan.  To the extent that participants holding an interest in such shares elect to transfer amounts to other funds, such shares could be sold by the Plan on the NASDAQ Stock Market.

Future sales of additional shares of Neurogen’s common stock in the public market could lower the stock price.

Neurogen has in the past and may in the future sell additional shares of its common stock in public offerings. Neurogen may also issue additional shares of its common stock to finance its research and development and commercialization activities. Additionally, a substantial number of shares of its common stock are available for future sale pursuant to stock options granted to certain of its officers and its employees and pursuant to registration rights granted to certain holders of its stock. Neurogen cannot predict the size of future issuances of its common stock, if any, or the effect, if any, that such future sales and issuances will have on the market price of its common stock. Sales of substantial amounts of Neurogen’s common stock, or the perception that such sales may occur, could adversely affect prevailing market prices for Neurogen’s common stock.

Neurogen’s current stockholders have significant control of its management and affairs.

Neurogen’s executive officers and directors and holders of greater than five percent of its outstanding common stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned greater than 65 percent of its common stock as of December 31, 2007. As a result, these stockholders, acting together, may be able to control Neurogen’s management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of its assets. The interests of Neurogen’s current major stockholders may not always coincide with the interests of other stockholders and they may take actions to advance their respective interests to the detriment of other stockholders.

Because Neurogen does not expect to pay dividends on its common stock, investors in Neurogen’s common stock will not realize any income from their investment unless and until they sell their shares at a profit.

Neurogen has never declared or paid dividends on its common stock in the past, and it does not expect to pay any dividends on its common stock for the foreseeable future.  Investors will only realize income from an investment in Neurogen’s shares to the extent that they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of Neurogen’s common stock, which is uncertain and unpredictable.

Neurogen may be at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for Neurogen because biotechnology companies have experienced greater than average stock price volatility in recent years. If Neurogen were to face such litigation, it could result in substantial costs and a diversion of management's attention and resources, which could harm Neurogen’s business.

Delaware law and Neurogen’s charter and bylaws may impede or discourage a takeover, which could cause the market price of shares to decline.

Neurogen is a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of the Company, even if a change in control would be beneficial to our existing stockholders. In addition, Neurogen’s board of directors has the power, without stockholders’ approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. Neurogen’s certificate of incorporation and by-laws provide for restrictions on who may call a special meeting of stockholders. Neurogen’s incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock and certain provisions of our certificate of incorporation and by-laws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

Neurogen may have a limitation on the Use of Net Operating Loss Carryforwards and Tax Credits.

Neurogen’s ability to utilize its net operating loss carryforwards, or NOLs, and tax credits may be limited if it undergoes or has undergone an ownership change, as defined in section 382 of the Internal Revenue Code, as a result of changes in the ownership of outstanding stock. An ownership change generally occurs if the percentage of stock owned by one or more stockholders who own, directly or indirectly, 5% or more of the value of Neurogen’s outstanding stock (or are otherwise treated as 5% stockholders under section 382 and the regulations promulgated thereunder) has increased by more than 50 percentage points over the lowest percentage of Neurogen’s outstanding stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. In early 2008, Neurogen updated its review of its changes in ownership through a testing date of December 31, 2007, and determined that it did not have an ownership change subsequent to 2005. In 2006, the Company reviewed its changes in ownership through a testing date of December 31, 2005 and determined that an ownership change occurred in 2005. The change of ownership did not have the effect of reducing the amount of NOLs but has limited approximately $1.1 million tax credits existing at the date of the ownership change that Neurogen may utilize in the taxable years following the change.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We do not currently have unresolved staff comments.

ITEM 2.  PROPERTIES

The Company conducts its operations in laboratory and administrative facilities on a single site located in Branford, Connecticut. The total facilities under ownership comprise approximately 142,000 square feet, of which approximately 106,000 square feet has been built out and is in use. We believe this space is suitable and adequate for our use at this time.  Approximately 36,000 square feet has not yet been adapted for the Company's research and development efforts.

ITEM 3.  LEGAL PROCEEDINGS

The Company believes that it is entitled to a larger cash refund for tax credit carryovers from the state of Connecticut for certain prior years.  In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. On February 7, 2008, the Superior Court issued a decision in a case with respect to one of these other biotechnology companies in which it concluded that eligible companies, such as the Company, could exchange the balance of the tax credit carryforwards with the State, but that the credits had to be exchanged only in the order awarded.  It is not yet known whether that decision will be appealed. The Company has fully reserved any assets related to this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of Neurogen is traded on the NASDAQ Stock Market under the symbol NRGN. The following table sets forth the high and low sales prices (at closing) for the common stock as reported by NASDAQ.

	Market Price
	High	Low
Fiscal Year 2007:
First Quarter	$6.76	$5.75
Second Quarter	8.51	6.39
Third Quarter	6.84	4.23
Fourth Quarter	4.75	2.78

Fiscal Year 2006:
First Quarter	$7.47	$6.01
Second Quarter	6.64	4.82
Third Quarter	6.74	4.58
Fourth Quarter	6.82	5.16

Holders of Record

As of March 7, 2008, there were approximately 179 holders of record of the Company's common stock. Greater than 50% of Neurogen's common stock is currently held by a limited number of stockholders, each of whom owns greater than 5% of outstanding common stock. This may have the effect of limiting the trading volume and liquidity of the stock.

Dividends

No dividends have been paid on the common stock to date, and the Company, while not anticipating any earnings in the near term, would retain any earnings for further development of the Company's business.

Equity Compensation Plan Information

The following table sets forth, for the Company's equity compensation plans, the number of options and restricted stock outstanding under such plans, the weighted-average exercise price of outstanding options, and the number of shares that remain available for issuance under such plans, as of December 31, 2007.

	Total securities to be issued upon exercise of outstanding options (including unvested restricted stock)		Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	Number	Weighted-average exercise price
	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,731,294	$10.42	1,220,304

Equity compensation plans not approved by security holders	7,500	33.38	-

Total	5,738,794	$10.45	1,220,304

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2002 to December 31, 2007 with the cumulative total return of (i) the NASDAQ Market Index and (ii) the

NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 on December 31, 2002 in our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index, and assumes any dividends are reinvested.

Recent sales of unregistered securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included in Item 8 of this Annual Report on Form 10-K.  The selected statements of operations data for the years ended December 31, 2007, 2006 and 2005 and balance sheet data as of December 31, 2007 and 2006 presented below have been derived from our audited financial statements included in Item 8 of this Annual Report.  The selected statement of operations data for the years ended December 31, 2004 and 2003 and balance sheet data as of December 31, 2005, 2004 and 2003 presented below have been derived from the audited financial statements for such years not included in this Annual Report.  The historical results presented here are not necessarily indicative of future results.

	For the Year Ended December 31 (in thousands, except per share data)
	2007	2006	2005	2004	2003

Statement of Operations Data:
Total operating revenues	$15,437	$9,813	$7,558	$19,180	$6,788
Total operating expenses	$73,745	$67,413	$48,115	$40,394	$39,697
Tax benefit	$276	$1,305	$393	$308	$347
Net loss	$(55,706)	$(53,776)	$(37,120)	$(18,593)	$(31,576)
Net loss per share-basic and diluted	$(1.33)	$(1.55)	$(1.08)	$(0.63)	$(1.78)
Weighted average number of shares outstanding-basic and diluted	41,864	34,789	34,318	29,703	17,711

Balance Sheet Data:
Total assets	$71,370	$137,739	$146,764	$183,823	$95,369
Long-term debt	$3,141	$8,976	$10,430	$11,864	$13,278
Stockholders’ equity	$54,607	$104,540	$114,508	$150,722	$53,439

The 2004 and 2007 increases in weighted average number of shares outstanding reflect the equity transactions discussed in the "Equity Offerings" section under Item 5 above.

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

The Company wishes to caution readers and others to whom forward-looking statements are addressed, that any such forward-looking statements are not guarantees of future performance and that actual results may differ materially from estimates in the forward-looking statements. The Company undertakes no obligation to revise these forward-looking statements to reflect events or circumstances after the date hereof. Important factors that may cause results to differ from expectations include, for example:

▪	risks inherent in discovery, research, development, testing, regulatory approval, production and marketing of any of the Company’s drug candidates;

▪	competitive factors;

▪	risks deriving from in-licensing of drug candidates, acquisitions or business combinations;

▪
the Company’s dependence on its current or future corporate partners with respect to research and development funding, preclinical evaluation of drug candidates, human clinical trials of drug candidates, regulatory filings and manufacturing and marketing expertise;

▪	risks deriving from collaborations, alliances, in-licensing or other transactions;

▪	the risk that actual research and development costs and associated general and administrative costs may exceed budgeted amounts;

▪	the risk that drug targets pursued by the Company may prove to be invalid after substantial investments by the Company;

▪	inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company’s business;

▪	uncertainty regarding the Company’s patents and trade secrets and confidentiality agreements with collaborators, employees, consultants or vendors;

▪	the risk that the Company may be prohibited or otherwise restricted from working on certain targets relevant to the Company’s business;

▪	dependence upon third parties for the manufacture of the Company’s potential products and the Company’s inexperience in manufacturing if the Company establishes internal manufacturing capabilities;

▪	dependence on third parties to market potential products and the Company’s lack of sales and marketing capabilities;

▪	unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company’s products;

▪	inability to attract or retain scientific, management and other personnel; and

▪	risks associated with the fact that a majority of the Company’s common stock is held by a limited number of stockholders.

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

During 2007, the Company incurred significant expenses in conducting clinical trials and other development activities, such as formulation testing and toxicology studies for adipiplon, the Company’s lead compound for insomnia (formerly “NG2-73”), aplindore to be tested in Phase 2 trials for restless legs syndrome and Parkinson’s disease and NGD-4715, the Company’s lead compound in its obesity program.  Adipiplon is currently in Phase 2 testing for the treatment of insomnia, and preparations are underway for phase 1 and 2 testing in anxiety and schizophrenia. If adipiplon and aplindore continue to progress in further studies for any of these indications without the Company partnering the programs, clinical trial and other development expenses will continue to increase. The actual amount of these development expenses will be determined by the results of each study in all of the adipiplon and aplindore programs.

In December 2003, Neurogen and Merck Sharp & Dohme Limited, a subsidiary of Merck & Co., Inc., ("Merck") entered into a collaboration agreement to discover and develop next-generation drugs targeting the vanilloid receptor ("VR1") for the treatment of pain. As of December 31, 2007, Neurogen had received $15.0 million for the purchase of 1,783,252 shares of newly issued Neurogen common stock at the initiation of the agreement, $22.0 million in total license fees, $13.1 million in research funding, and $8.0 million in milestones from Merck.  In September 2006, Neurogen and Merck agreed to amend the collaboration agreement to extend the initial three year research program component of their VR1 collaboration. In May 30, 2007 Merck exercised its right to end the research program component of the collaboration providing 90 days advance written notice.  The research component of the collaboration agreement and the Company’s remaining obligations concluded on August 28, 2007.  The conclusion resulted in the acceleration of recognition of previously unearned license and non-substantive milestone revenue, which was fully recognized by August 28, 2007.

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

  Revenue recognized from collaborative agreements is based upon the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

When it is determined that an arrangement should be accounted for as a single unit of accounting, the company determines the period over which the performance obligations will be performed. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the performance obligations are expected to be completed. In addition, if the Company is involved in a steering committee as part of a multiple element arrangement that is accounted for as a single unit of accounting, an assessment is made as to whether the involvement in the steering committee constituted a performance obligation or a right to participate.

Collaborations may also contain substantive milestone payments. Milestone payments are considered to be performance payments that are recognized upon achievement of the milestone only if the milestone event is deemed to be substantive after considering all of the following conditions:

▪	the milestone payment is non-refundable;
▪	the achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;
▪	substantive effort is involved in achieving the milestone;
▪	the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and
▪	a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment.

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

Research and Development Expenses

  All research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, clinical trial and related clinical manufacturing costs, external research studies, laboratory supplies, and overhead facilities expenses.  These costs are expensed as incurred.

  The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (“CRO’s”), clinical study sites, laboratories, consultants, or other clinical trial vendors that perform the activities. Related contracts vary significantly in length and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through close communication with the CRO’s and other clinical trial vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, analysis of work performed against approved contract budgets and payment schedules, and recognition of any changes in scope of the services to be performed. Certain CRO and significant clinical trial vendors provide an estimate of costs incurred but not invoiced at the end of each month for each individual trial. The estimates are reviewed and discussed with the CRO or vendor as necessary and are included in research and development expenses for the related period. For clinical study sites, which are paid periodically on a per-subject basis to the institutions performing the clinical study, Neurogen accrues an estimated amount based on subject screening and enrollment in each quarter. The estimates may differ from the actual amount subsequently invoiced, which may result in adjustment to research and development expense several months after the related services were performed.

Stock-Based Compensation

  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS No. 123R”), using the modified prospective application and began recognizing compensation expense for the estimated fair value of all share-based payment awards. Under the modified prospective method, the Company valued and expensed new awards granted after December 31, 2005, based on their grant date fair values and vesting schedules. Awards that were granted prior to December 31, 2005 but that vested after December 31, 2005 were expensed utilizing the pro forma expense previously calculated under SFAS No. 123. As of December 31, 2007, no liability awards have been granted.

  Prior to the adoption of SFAS No. 123R, the Company accounted for grants of stock options and restricted stock utilizing the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no employee compensation expense for the options when the option grants had an exercise price equal to the fair market value at the date of grant. The Company reported the disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

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

The Company occasionally grants stock option awards to consultants. As required by SFAS No. 123R, such grants continue to be accounted for pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense is based upon the fair value of such awards over the performance period using the Black-Scholes method.

Management also evaluated the assumptions that underlie the valuation of share-based payment awards. Following is a summary of some of the principal assumptions and classifications:

▪
The expected term of options granted represents the period of time that option grants are expected to be outstanding.  In predicting the life of option grants, all stock options meet the definition of “plain vanilla” options under SAB No. 107 with the exception of option grants to the Board of Directors, and therefore, the “simplified” method was used to calculate the term for grants other than the Board of Directors.  The expected term for Board of Directors grants was calculated based upon historical analysis.  The expected term used during 2007 was not significantly different from the expected term used when following the disclosure-only provisions of SFAS No. 123.

▪	Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences. The cumulative effect of restricted stock forfeitures was immaterial.

▪
In predicting expected volatility, assumptions were based solely upon historical volatilities of the Company’s stock, over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since future volatility is expected to be consistent with historical.

▪
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

▪	The risk-free rate utilized when valuing share-based payment arrangements is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option being valued.

▪
Management’s selection of the valuation components such as the Black-Scholes pricing method, interest rate and volatility are consistent with the approach utilized when reporting pursuant to the disclosure provisions of SFAS No. 123.

Marketable Securities

 The Company considers its investment portfolio to be available-for-sale securities as defined by the Financial Accounting Standards Board ("FASB") issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported as other comprehensive income. Realized gains and losses have been determined by the specific identification method and are included in investment income. Classifications of the Company's marketable securities as other than available-for-sale pursuant to SFAS No. 115 would possibly result in material impacts to the valuation of the securities and investment income. The fair value of these securities is subject to volatility and change.

Marketable securities at each of December 31, 2007 and 2006 consisted of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt securities. At December 31, 2007, maturities ranged from approximately one month to approximately 1 1/3 years and at December 31, 2006 from approximately one month to approximately 2 1/3 years. The Company has classified all marketable securities as current under Accounting Research Bulletin (“ARB”) No. 43 Chapter 3, paragraph 4, Restatement and Revision of Accounting Research Bulletins. Such guidance indicates that a current classification is appropriate for resources such as marketable securities representing the investment of cash available for current operations.

Neurogen periodically reviews its marketable securities portfolio for potential other-than-temporary impairment and recoverability. Gross unrealized losses for all investments in an unrealized loss position totaled $0.1 million (on aggregate fair value of $19.9 million) as of December 31, 2007. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality. Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company believes it has the ability and intends to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Income Taxes

The liability method of SFAS No. 109, Accounting for Income Taxes, is used to account for income taxes. Deferred tax assets and liabilities are determined based on net operating loss carryforwards, research and development credit carryforwards, and differences between financial reporting and income tax bases of assets and liabilities.  Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets would be recorded as an income tax benefit in the Statement of Operations or a credit to Additional Paid-In Capital.

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

Neurogen has never paid federal or state income taxes due to its history of net operating losses.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of January 1 and December 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

The Company believes that only one tax matter has uncertainty and it relates to an anticipated refund from the state of Connecticut.  Connecticut tax law provisions allow certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryforward of these credits into future tax years.

Long-lived Assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 addresses the financial accounting and reporting for impairment or disposal of long-lived assets. This statement provides that (a) an impairment loss should only be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) the measurement of impairment loss should be based on the difference between the carrying amount and the fair value of the asset. It also provides that a long-lived asset (or asset group) should be tested for recoverability whenever events or changes in circumstances indicate that potential impairment has occurred. In addition, it provides for the use of probability-weighted cash flow estimates in the recoverability test.

The Company performs an annual review for possible impairment indicators and, if any are noted, would then perform a more substantive review for potential impairment of the relevant long-lived asset (or asset group). Neurogen also assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors that Neurogen considers important and which could trigger an impairment review, include, among others, the following:

▪	a significant adverse change in the extent or manner in which a long-lived asset is being used;

▪	a significant adverse change in the business climate that could affect the value of a long-lived asset; and

▪	a significant decrease in market value of assets.

If the Company determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, it will compare the carrying value of the asset group to the undiscounted cash flows expected to be generated by the group. If the carrying value exceeds the undiscounted cash flows, we will then compare the carrying value of the asset group to its fair value to determine whether an impairment charge is required.  If the fair value is less than the carrying value, such amount is recognized as an impairment charge.

Neurogen has not experienced a significant triggering event as of year-end and, therefore, has not recorded any impairment charges related to its long-lived assets. To the extent the Company was to experience a triggering event, the resulting analysis may require an impairment charge to its statement of operations.

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

Years Ended December 31, 2007 and 2006

Operating revenues. Total operating revenues for 2007 were $15.4 million compared to $9.8 million in 2006. The $5.6 million increase resulted primarily from the accelerated recognition of $5.9 million in license and research revenue associated with the original license fee, three anniversary payments, and a non-substantive milestone under the collaboration agreement with Merck (see Research Collaborations section below) due to the conclusion of the research program component of the Company’s VR1 collaboration. The increase from acceleration was offset by a decrease of $0.3 million for the recognition of research revenue in 2006 associated with FTE funding which was received and unearned at the end of 2005. The research program and the Company’s remaining obligations concluded as of August 28, 2007, and as such, remaining unearned revenue was recognized ratably over the period between May 30 and August 28, 2007.

Research and development expenses. Research and development expenses for 2007 were $61.0 million compared to $55.9 million in 2006, which was a $5.1 million or 9% increase.  Clinical trials and development expenses increased in several of the Company’s unpartnered programs. In the Company’s adipiplon program for insomnia, outsourced clinical expenses increased by $4.0 million from $9.0 million in 2006 to $13.0 million in 2007 for Phase 1 and Phase 2 trials.  Outsourced clinical expenses associated with the Company’s aplindore programs for Parkinson’s disease and RLS decreased by $1.0 million from $3.0 million (which included a $3.0 million license fee payment to Wyeth Pharmaceuticals, a division of Wyeth (“Wyeth”) for in-licensing aplindore) to $2.0 million in 2007 which included $0.7 million in payments to Wyeth and $1.3 million for clinical planning and consulting expense for Phase 2 trials.  Finally, outsourced clinical expenses in the Company’s obesity program increased by $1.9 million in 2007 for a Phase 1 clinical trial.  Outsourced development expenses such as toxicology studies, chemical manufacturing and formulations for the Company’s insomnia, obesity, and Parkinson’s disease and RLS programs increased by $2.8 million to $13.4 million in 2007 compared to development spending of $10.6 million in 2006.  These increases were offset by a decrease in salary and benefits expense of $1.8 million, which included a $0.8 million decrease in non-cash stock compensation expense associated with SFAS No. 123R, as well as a decrease of $0.8 million in computer and research supplies expense.

The Company expenses all research and development costs as incurred. While the Company maintains a system to record the level of staff time spent on each of its research and development projects, it does not maintain a historical cost accounting system with sufficient accuracy to reliably estimate its research and development costs on a specific project-by-project basis. A significant portion of the Company's research and development expenses, such as laboratory supplies, travel, information systems and services and facilities costs, benefit multiple projects and are not individually tracked to a specific project. Further, the Company's staff timekeeping system does not account for differences in compensation costs between lower level technicians and more senior scientists.

General and administrative expenses. In 2007, general and administrative expenses increased by 10% to $12.8 million as compared to $11.6 million in 2006. The $1.2 million increase was due primarily to increases in legal expenses of $0.3 million, market research of $0.3 million, patent expenses of $0.5 million, equipment and supplies expenses of $0.3 million, facilities expenses of $0.1 million, and recruiting expenses of $0.1 million. These increases were offset by a decrease in salary and benefits expense of $0.4 million, which included a $0.3 million increase in non-cash stock compensation expense associated with SFAS No. 123R.

Other income, net of interest expense. Other income, net of interest expense, was $2.3 million in 2007 compared to $2.5 million in 2006. The $0.2 million decrease in 2007 was primarily due to a decrease in interest income and the amortization of premiums and discounts on investments resulting from a lower average balance of marketable securities in 2007 compared to 2006.

Income tax benefit. The Company recognized Connecticut income tax benefits of $0.3 million and $1.3 million in 2007 and 2006, respectively. The 2007 and 2006 benefits were the result of Connecticut legislation that allows the Company to obtain cash refunds from the State of Connecticut for a portion of research and development tax credits in exchange for foregoing the carryforward of these credits into future tax years. Prior to 2006, the Company recorded the sale of the credits for the prior year at the time of filing the previous year’s tax return, typically in September of the following year. In 2006, the Company determined that it is more likely than not that it will continue to sell the credits to the state for cash. Therefore, as a result of this change in estimate, the Company recorded the sale of credits generated for 2006 in the year ended December 31, 2006 as well as the sale of credits generated for 2005. The Company recorded the sale of credits generated for 2007 in the year ended December 31, 2007. See Note 8 to the Company’s audited financial statements included in this report for additional information.

Years Ended December 31, 2006 and 2005

Operating revenues. Total operating revenues for 2006 were $9.8 million compared to $7.6 million in 2005. The $2.2 million increase in 2006 was primarily due to two clinical milestones received from Merck in 2006 ($2.0 million received in February of which $2.0 million was recognized as a substantive milestone in 2006 and $3.0 million in October of which $0.3 million was recognized as revenue in 2006) and an increase in license fee revenue of $0.8 million due to the recognition of additional revenue related to the second anniversary license fee payment of $2.5 million received in December 2005. These increases were offset by the scheduled decrease in the quarterly research funding level per the collaboration agreement with Merck (see Research Collaborations section below) of $0.9 million.

Research and development expenses. Research and development expenses for 2006 were $55.9 million compared to $38.5 million in 2005, which was a $17.4 million or 45% increase.  Clinical trials and development expenses increased in several of the Company’s unpartnered programs. In the Company’s insomnia program, outsourced clinical expenses increased by $5.9 million from $3.1 million in 2005 to $9.0 million in 2006 for Phase 1 and Phase 2 trials.  In addition, outsourced clinical expenses in the Company’s obesity program increased by $0.7 million in 2006 for a Phase 1 clinical trial on the Company’s lead compound, NGD-4715.  Outsourced development expenses such as toxicology studies, chemical manufacturing and formulations for the Company’s insomnia, obesity, and depression/anxiety programs increased by $4.4 million to $10.6 million in 2006 compared to $6.2 million in 2005.  In 2006, research and development expenses include a $3.0 million license fee payment to Wyeth in the fourth quarter for the in-licensing of aplindore, a drug candidate for the treatment of Parkinson’s disease and RLS.  Salary and benefits expense increased by $3.8 million to $21.5 million, which included a $2.7 million increase in non-cash stock compensation expense associated with the adoption of SFAS No. 123R as well as an increase of approximately $1.1 million to support the Company’s clinical development efforts.  These increases were offset by a decrease of $0.4 million in computer and research supplies expense.

  The Company expenses all research and development costs as incurred. While the Company maintains a system to record the level of staff time spent on each of its research and development projects, it does not maintain a historical cost accounting system with sufficient accuracy to reliably estimate its research and development costs on a specific project-by-project basis. A significant portion of the Company's research and development expenses, such as laboratory supplies, travel, information systems and services and facilities costs, benefit multiple projects and are not individually tracked to a specific project. Further, the Company's staff timekeeping system does not account for differences in compensation costs between lower level technicians and more senior scientists

General and administrative expenses. In 2006, general and administrative expenses increased by 20% to $11.6 million as compared to $9.6 million in 2005. The $2.0 million increase was due primarily to increases in patent expenses of $0.5 million, facilities expenses of $0.2 million, and salary and benefits expense of $1.7 million, which included a $1.1 million increase in non-cash stock compensation expense associated with the adoption of SFAS No. 123R. These increases were offset by a decrease in legal and other administrative expenses of $0.4 million.

Other income, net of interest expense. Other income was $2.5 million in 2006 compared to $3.0 million in 2005. The $0.5 million decrease in 2006 was primarily due to a decrease in interest income and the amortization of premiums and discounts on investments resulting from a lower average balance of marketable securities in 2006 compared to 2005.

Income tax benefit. The Company recognized Connecticut income tax benefits of $1.3 million and $0.4 million in 2006 and 2005, respectively. The 2006 and 2005 benefits were the result of Connecticut legislation which allows the Company to obtain cash refunds from the State of Connecticut for a portion of research and development tax credits in exchange for foregoing the carryforward of these credits into future tax years. Prior to 2006, the Company recorded the sale of the credits for the prior year at the time of filing the previous year’s tax return, typically in September of the following year. In 2006, the Company determined that it is more likely than not that it will continue to sell the credits to the state for cash. Therefore, as a result of this change in estimate, the Company recorded the sale of credits generated for 2006 in the year ended December 31, 2006 as well as the sale of credits generated for 2005. See Note 8 to the Company’s audited financial statements included in this report for additional information.

Liquidity and Capital Resources

Cash and Marketable Securities

At December 31, 2007 and 2006, cash, cash equivalents and marketable securities in the aggregate were $42.6 million and $107.6 million, respectively.  A total amount of $7.5 million of the marketable securities at December 31, 2007 had maturities beyond one year. However, the Company can and may liquidate such investments prior to maturity to meet its operating, strategic and/or investment objectives. The Company’s combined cash and other short-term investments decreased in 2007 due to funding of operating expenses and payments on outstanding loans as described below. Additionally, the Company raised approximately $37.2 million in 2006 through the sale of equity securities.

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

Debt Arrangements

  Webster Bank. The Company entered into a commercial loan agreement in December 2001 with Webster Bank. Total proceeds received under this agreement were $17.5 million, which is repayable through monthly installments over a maximum term of 10 years. The interest rate, which is tied to the one month LIBOR rate, averaged 7.8% and 7.5% in 2007 and 2006, respectively. Of the amount borrowed, $5.5 million remained outstanding as of December 31, 2007. In accordance with the agreement, an approximate amount of $1.2 million in principal payments is due and payable in each of the next four years as well as a balloon payment of $1.0 million upon maturity in December 2011. Under the terms of the Webster Bank commercial loan agreement, the Company is required to comply with certain covenants, including a requirement that the Company maintain at least $25.0 million in cash and marketable securities.  Since there is a possibility that the Company’s cash balance may decline below $25.0 million within the next twelve months and that Webster Bank may choose to request full repayment during 2008, the Company has reclassified the long-term portion of the loan as current debt on the audited financial statements.

Connecticut Innovations, Inc. The Company also entered into a construction loan in October 1999 with Connecticut Innovations (“CII”). Total proceeds received under this agreement were $5.0 million, which is repayable through monthly installments over a maximum term of 15 years. The interest rate is fixed at an annual rate of 7.5%. Of the amount borrowed, $3.5 million remained outstanding as of December 31, 2007. An approximate amount of $0.4 million in principal payments is due and payable in each of the next five years. Thereafter, the remaining aggregate balance of approximately $1.6 million is payable in regular monthly installments to CII until the scheduled maturity date.

As of December 31, 2007, Neurogen does not have any significant lease or capital expenditure commitments.

Evaluation of Investments for Other-Than-Temporary Impairment

In accordance with FASB Staff Position (“FSP”) SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, the Company reviewed its marketable securities portfolio, which consists of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt obligations, for potential other-than-temporary impairment. Gross unrealized losses related to the Company’s investments totaled $0.1 million (an aggregate fair value of $19.9 million for all investments in unrealized loss positions) as of December 31, 2007.  All marketable securities held at December 31, 2007 have been in a continuous loss position for twelve months or more and the related unrealized loss was $0.1 million.  The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality.

Unrealized losses related to securities that mature beyond the next twelve months, and that have been in a continuous unrealized loss position for twelve months or more, amounted to $0.1 million, or 1.7%, of the total market value of such marketable securities as of December 31, 2007.  The Company has not recorded any losses for other-than-temporary impairment at this time; however, if interest rates rise and such unrealized losses become more significant, the Company may record impairment losses.  In evaluating the unrealized losses, the Company considered the nature of the investments, current credit ratings, maturity dates and the Company’s projected cash requirements.

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

   Future Liquidity

Neurogen has not derived any product revenues from product sales and does not expect to derive any product revenues for at least the next several years, if at all. Prior to deriving any such product revenues, the Company expects to incur significant losses and negative cash flows that in the aggregate could exceed the Company's existing cash resources.

Until the Company can generate significant cash from operations, it expects to continue to fund its operations with existing cash resources that were primarily generated from the proceeds of offerings of its equity securities or received under former collaboration agreements. In addition, Neurogen likely will need to finance future cash needs through the sale of other equity securities, strategic collaboration agreements, project financing and/or debt financing. However, the Company may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, the Company cannot be sure that its existing cash and securities available-for-sale resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

Although the Company recognizes the need to raise funds in the near future, it may be unsuccessful in consummating any such transaction, or, if it did consummate such a transaction, that the terms and conditions of such financing will be favorable to the Company. The Company believes that its current assets will not be sufficient to fund its planned operations in 2008. The Independent Auditor's Report to the Company’s audited financial statements for the period ended December 31, 2007 indicates that there are a number of factors that raise substantial doubt about its ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Having insufficient funds may require Neurogen to:

▪	delay, reduce the scope of or eliminate some or all of its research or development programs;

▪	relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than it would otherwise choose;

▪	eliminate or defer the start of clinical trials or the chemical formulation and manufacturing efforts required to advance drug candidates;

▪	sell some or all of its capital assets and lease back a portion;

▪	pursue merger and acquisition strategies.

Failure to obtain adequate financing may adversely affect the Company’s ability to operate as a going concern. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. Other financing arrangements, such as project financings, may also have an equity component, also resulting in dilution to existing stockholders. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict its ability to operate its business.

Neurogen’s ability to fund its operations until such time as it achieves sustainable revenues may depend on its ability to develop drug discovery programs of sufficient value to either partner the programs with pharmaceutical companies or raise capital through debt or equity financings. To the extent that drug candidates progress in the Company's currently unpartnered programs in insomnia, anxiety, schizophrenia, Parkinson’s disease, RLS, or earlier stage programs, such progress could lead to the opportunity to partner on terms which provide capital, revenues and cash flows to the Company or the opportunity to raise capital through equity offerings. If unpartnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all.

Lack of progress, scheduling delays or failures in any of the Company's major programs could significantly reduce the Company's ability to access capital and cash available to fund its business. These factors could also significantly increase the Company's cost of capital and limit its ability to raise equity capital. All of the Company's compounds in development, whether in human clinical trials or not, will require significant additional research, development and testing before they can be commercialized. Furthermore, the scope, magnitude and timing of future research and development expenses, as well as anticipated project completion dates, are a series of steps, ranging from preclinical testing to clinical studies in humans. Each step in the process is typically more expensive than the previous step, but actual timing and cost for completion depends on the specific progress of each product being tested.

  While the Company cannot accurately predict the time required or the cost involved in commercializing any one of its candidates, new drug development typically takes many years and tens or hundreds of millions of dollars. In addition, developing new drugs is an extremely uncertain process where most candidates fail and uncertain developments such as clinical or regulatory delays, side effects, undesirable drug properties or ineffectiveness of a drug candidate would slow or prevent the development of a product. If Neurogen or its partner Merck is unable to commercialize one or more of the drugs that may result from its development programs, the Company may never achieve product revenues and may eventually be unable to continue operations. This result would cause its stockholders to lose all or a substantial portion of their investment.

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

Tax Benefits

As of December 31, 2007, the Company had approximately $278.1 million of net operating loss carryforwards which expire in the years 2008 through 2027 and $14.1 million of research and development credit carryforwards available for federal income tax purposes, which expire in the years 2018 through 2027.  The Company also has approximately $241.2 million in Connecticut state tax net operating loss carryforwards, which expire in the years 2020 through 2027, and $7.9 million of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period. The federal and Connecticut net operating loss carryforward amounts above include approximately $0.2 million in windfall benefits calculated under FAS 123R. The Company has provided a valuation allowance for the full amount of its net deferred tax asset.

Connecticut tax law allows certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryforward of these credits into future tax years. In 2007, 2006 and 2005, the Company received payments of $0, $1.1 million and $0.3 million, respectively, from the State of Connecticut for the exchange of research and development credits. The amount received in 2006 related to credits generated during the years ended December 31, 2004 and 2005 as well as payments resulting from prior year adjustments negotiated with the State of Connecticut for the years ended December 31, 2000 and 2003. The amount received in 2005 was related to the credits generated during the year ended December 31, 2003. See Note 8 for further information regarding these credits.

Due to “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s utilization of its net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods. In early 2008, the Company updated its review of its changes in ownership through a testing date of December 31, 2007, and determined that it did not have an ownership change subsequent to 2005. In 2006, the Company reviewed its changes in ownership through a testing date of December 31, 2005 and determined that an ownership change occurred in 2005. The change of ownership did not have the effect of reducing the amount of net operating loss carryforwards but has limited approximately $1.1 million of the tax credits existing at the date of the ownership change that the Company may utilize in the taxable years following the change.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

The following table sets forth a summary of the Company's commitments as of December 31, 2007 (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term Debt	$11,106	$7,012	$1,116	$1,116	$1,862
Operating Lease Obligations	33	24	9	-	-

Total	$11,139	$7,036	$1,125	$1,116	$1,862

  The above amounts include future interest payments. The portion of the interest payments related to the Company's mortgage loan agreement, which carries a floating interest rate based on the one month LIBOR rate, was estimated based on the applicable interest rate of 7.43% as of December 2007. The table excludes potential future payments to Wyeth for the in-licensing of aplindore (as described below).

    Collaborations

    Wyeth Pharmaceuticals.  In November 2006, Neurogen acquired worldwide rights to aplindore, a small molecule partial agonist for the D2 dopamine receptor, from Wyeth Pharmaceuticals, a division of Wyeth. Along with the initial $3.0 million license fee paid upon signing, Neurogen paid Wyeth $0.4 million for the shipment of compound material suitable for Phase 2 trials and is required to pay approximately $0.3 million in annual maintenance fees upon the annual anniversaries of the effective date of the agreement until NDA approval. There is also potential for Neurogen to pay milestone payments upon the successful achievement of clinical development and regulatory events and eventual commercialization in identified countries as well as royalties on worldwide sales.  Neurogen has the option to terminate the agreement by providing 90 days advance written notice to Wyeth.  Neurogen is scheduled to commence Phase 2 trials in Parkinson's disease and RLS with aplindore in early 2008. The compound was initially developed by Wyeth for use in schizophrenia, and Wyeth had studied the compound in six clinical trials involving over 100 healthy volunteers and over 100 schizophrenic patients.

    Merck.  In December 2003, Neurogen entered into a collaboration agreement with Merck to research, develop, and commercialize small molecule medicines that work by targeting VR1, a key integrator of pain signals in the nervous system.  In January 2004, under the terms of the collaboration agreement, the Company received a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15.0 million.  Merck agreed, among other things, to fund a specified level of discovery and research resources for an initial three year period and to pay additional license fees (totaling $7.0 million) on the first three anniversary dates of the collaboration.  Under the collaboration agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any.  Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

    The collaboration agreement provided Merck the option to extend the discovery and research effort for up to an additional two years. On September 29, 2006, Neurogen and Merck agreed by amending the collaboration agreement to extend the research program component of their VR1 collaboration. Under the amended collaboration agreement, Merck had the option to end the research program component of the collaboration by providing 90 days advance written notice to Neurogen. Merck exercised this right, and notice was provided to Neurogen on May 30, 2007. The research component of the collaboration agreement and the Company’s remaining obligations concluded on August 28, 2007. The conclusion resulted in the acceleration of revenue recognition of previously unearned license and non-substantive milestone revenue, which was fully recognized by August 28, 2007.

    As of December 31, 2007, the Company had received $13.1 million of research funding from Merck, two $2.5 million license payments on the first and second anniversary dates of the collaboration in December 2004 and 2005 and one $2.0 million license payment on the third anniversary date of the collaboration in December 2006.  The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration.  Milestones received to date include a preclinical milestone of $3.0 million in the second quarter of 2004, a clinical milestone of $2.0 million received in the first quarter of 2006 and a second clinical milestone of $3.0 million received in October 2006.

Recently Issued Accounting Pronouncements

    In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF Issue No. 07-01”). EITF Issue No. 07-01 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The provisions of EITF Issue No. 07-01 also include enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not believe that its adoption in the first quarter of 2009 will have a material impact on the Company’s financial statements.

In October 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF Issue No. 07-3”). EITF Issue No. 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until the related goods are delivered or services are performed, at which point the amounts would be recognized as expense.  The Issue is effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years.  The Company does not believe that its adoption in the first quarter of 2008 will have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On December 14, 2007, the FASB issued a proposed FASB Staff Position that would amend SFAS 157 to delay the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The proposed Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed Staff Position. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not believe that its adoption in the first quarter of 2008 for financial assets and liabilities will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity to elect to report many financial assets and liabilities at fair value. Entities electing the fair value option would be required to recognize changes in fair value in earnings and are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The initial adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact, if any, of SFAS 159 on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest rate risk. The Company's investment portfolio includes investment grade debt instruments.  These securities are subject to interest rate risk and could decline in value if interest rates fluctuate.  Increasing interest rates have led to a decline in market values of fixed-rate investments held as of December 31, 2007.  The Company considers such impairment as temporary because of its ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates (in thousands):

	Fair value of investments with expected maturities in the following years
	2008	2009	Total

Fixed Rate Investments	$13,890	$7,471	$21,361

Weighted Average Interest	4.5%	3.9%	4.3%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in our Financial Statements and Supplementary Data listed in Item 15 of Part IV of this annual report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's President and Chief Executive Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2007. Based on this evaluation, the Company's President concluded that, as of December 31, 2007, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Although the management of the Company, including its President and Chief Executive Officer, believes that the Company’s disclosure controls and internal controls currently provide reasonable assurance that its desired control objectives have been met, management does not expect that the Company’s disclosure controls or internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management utilized the criteria set forth in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Based on the assessment, management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. PricewaterhouseCoopers LLP has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our directors, executive officers, and audit committee (including our financial expert) will be set forth in our definitive Proxy Statement under the captions “Election of Directors,” “Named Executive Officers,” and “Audit Committee Report,” respectively, to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 5, 2008, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item regarding our directors’ compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in our definitive Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 5, 2008, which information is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item regarding executive compensation, our compensation committee report, and our compensation committee’s members will be set forth in our definitive Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” respectively, to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 5, 2008, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding compensation plans under which our equity securities are authorized for issuance is provided in a table under the caption “Equity Compensation Plan Information” in Part II, Item 5, of this Annual Report on Form 10-K and is incorporated by reference herein.

The information required by this Item regarding the security ownership of certain beneficial owners and management and related stockholder matters will be set forth in our definitive Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and “Other Stockholder Matters,” respectively, to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 5, 2008, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item regarding director independence will be set forth in our definitive Proxy Statement under the caption "Independence of the Board of Directors," to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 5, 2008, which information is incorporated herein by reference.

Certain Relationships and Related Transactions

There were no related party transactions of $120,000 or more.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

  The information required by this Item regarding principal accounting fees and services will be set forth in our definitive Proxy Statement under the caption "Audit Fees and All Other Fees," to be delivered to the stockholders in connection with the Annual Meeting of Stockholders to be held on June 5, 2008, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following documents are included on pages F-1 through F-20 attached hereto and are filed as part of this annual report n Form 10-K.

Financial Statement Schedule

Schedules are omitted as not applicable or not required or on the basis that the information is included in the financial statements or notes thereto.

Exhibits

  The exhibits that are filed with this report or incorporated herein by reference are set forth in the Exhinbit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROGEN CORPORATION

By: /s/ STEPHEN R. DAVIS

Stephen R. Davis President and Chief Executive Officer Dated: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

*
Craig Saxton	Chairman of the Board and Director	March 17, 2008

/s/ STEPHEN R. DAVIS
Stephen R. Davis	President and Chief Executive Officer and Director (Principal Financial and Accounting Officer)	March 17, 2008

*
Felix J. Baker	Director	March 17, 2008

*
Julian C. Baker	Director	March 17, 2008

*
Eran Broshy	Director	March 17, 2008

*
Stewart Hen	Director	March 17, 2008

*
William H.Koster	Director	March 17, 2008

*
John L. LaMattina	Director	March 17, 2008

*
Jonathan S. Leff	Director	March 17, 2008

*
John Simon	Director	March 17, 2008

* By: /s/ STEPHEN R. DAVIS
Stephen R. Davis, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neurogen Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of Neurogen Corporation and its subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital balance that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Hartford, Connecticut
March 17, 2008

NEUROGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$21,227	$56,170
Marketable securities	21,362	51,401
Receivables from corporate partners	188	209
Other current assets, net	3,026	2,813
Total current assets	45,803	110,593
Property, plant & equipment:
Land, building and improvements	31,767	31,682
Equipment and furniture	17,932	18,509
Construction in progress	-	85
	49,699	50,276
Less accumulated depreciation and amortization	24,178	23,191
Net property, plant and equipment	25,521	27,085
Other assets, net	46	61
Total assets	$71,370	$137,739
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,787	$8,481
Unearned revenue from corporate partners, current portion	-	7,520
Loans payable, current portion	5,835	1,454
Total current liabilities	13,622	17,455
Unearned revenue from corporate partners, net of current portion	-	6,768
Loans payable, net of current portion	3,141	8,976
Total liabilities:	16,763	33,199
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 75,000 shares; issued and outstanding 42,012 and 41,774
shares at December 31, 2007 and December 31, 2006, respectively	1,050	1,044
Additional paid-in capital	341,822	336,795
Accumulated deficit	(288,148)	(232,442)
Accumulated other comprehensive income	(117)	(857)
	54,607	104,540
Total liabilities and stockholders’ equity	$71,370	$137,739

See accompanying notes to consolidated financial statements

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,

	2007	2006	2005
Operating revenues:
License fees	$10,872	$4,467	$3,632
Research and development	4,565	5,346	3,926
Total operating revenues	15,437	9,813	7,558

Operating expenses:
Research and development	60,973	55,853	38,487
General and administrative	12,772	11,560	9,628
Total operating expenses	73,745	67,413	48,115
Operating loss	(58,308)	(57,600)	(40,557)
Other income (expense):
Investment and other income	3,076	3,360	3,839
Interest expense	(750)	(841)	(795)
Total other income, net	2,326	2,519	3,044
Loss before income taxes	(55,982)	(55,081)	(37,513)
Income tax benefit	276	1,305	393
Net loss	$(55,706)	$(53,776)	$(37,120)
Basic and diluted loss per share	$(1.33)	$(1.55)	$(1.08)
Shares used in calculation of loss per share:
Basic and diluted	41,864	34,789	34,318

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance at December 31, 2004	34,493	$862	$293,527	$(141,546)	$(1,260)	$(861)	$150,722

Issuance of restricted stock	25	-	155	-	(155)	-	-
Recognition of compensation expense	-	-	-	-	929	-	929
Issuance of stock options to consultants	-	-	119	-	3	-	122
Exercise of stock options	22	1	85	-	-	-	86
Stock issued for 401(k) match	77	2	508	-	-	-	510
Tax benefit from stock option exercises	-	-	42	-	-	-	42

Comprehensive loss:
Net loss	-	-	-	(37,120)	-	-	(37,120)
Change in unrealized loss on marketable securities	-	-	-	-	-	(783)	(783)

Total comprehensive loss							(37,903)

Balance at December 31, 2005	34,617	$865	$294,436	$(178,666)	$(483)	$(1,644)	$114,508

Stock issued in public offering, net of offering expenses of $2.8 million	6,993	175	37,038	-	-	-	37,213
Recognition of compensation expense on restricted stock	-	-	381	-	-	-	381
Reclassification of deferred compensation to Additional Paid-in Capital related to the adoption of SFAS No. 123R	-	-	(483)	-	483	-	-
Issuance of stock options to consultants	-	-	39	-	-	-	39
Exercise of stock options	17	-	65	-	-	-	65
Stock issued for 401(k) match	147	4	896	-	-	-	900
Compensation expense	-	-	4,423	-	-	-	4,423

Comprehensive loss:
Net loss	-	-	-	(53,776)	-	-	(53,776)
Change in unrealized loss on marketable securities	-	-	-	-	-	787	787

Total comprehensive loss							(52,989)

Balance at December 31, 2006	41,774	$1,044	$336,795	$(232,442)	$-	$(857)	$104,540

Recognition of compensation expense on restricted stock	-	-	65	-	-	-	65
Exercise of stock options	83	2	310	-	-	-	312
Stock issued for 401(k) match	155	4	913	-	-	-	917
Compensation expense	-	-	3,739	-	-	-	3,739

Comprehensive loss:
Net loss	-	-	-	(55,706)	-	-	(55,706)
Change in unrealized loss on marketable securities	-	-	-	-	-	740	740

Total comprehensive loss							(54,966)

Balance at December 31, 2007	42,012	$1,050	$341,822	$(288,148)	$-	$(117)	$54,607

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(55,706)	$(53,776)	$(37,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,281	2,356	2,493
Amortization of investment premium/discount	164	539	1,161
Non-cash compensation expense	3,845	4,922	1,145
401(k) match expense	917	900	510
Loss on disposal of assets	105	171	7
Changes in operating assets and liabilities:
Decrease (increase) in receivables from corporate partners	21	(52)	129
(Increase) decrease in other assets, net	(239)	26	(187)
(Decrease) increase in accounts payable and accrued expenses	(694)	2,127	2,051
(Decrease) increase in unearned revenue from corporate partners	(14,288)	250	(1,482)
Net cash used in operating activities	(63,594)	(42,537)	(31,293)
Cash flows from investing activities:
Purchases of property, plant and equipment	(822)	(1,344)	(1,860)
Purchases of marketable securities	-	-	(21,303)
Maturities and sales of marketable securities	30,615	52,966	52,194
Net cash provided by investing activities	29,793	51,622	29,031
Cash flows from financing activities:
Principal payments under loans payable	(1,454)	(1,434)	(1,414)
Exercise of employee stock options	312	65	86
Proceeds from sale of common stock	-	37,213	-
Net cash (used in) provided by financing activities	(1,142)	35,844	(1,328)
Net (decrease) increase in cash and cash equivalents	(34,943)	44,929	(3,590)
Cash and cash equivalents at beginning of period	56,170	11,241	14,831
Cash and cash equivalents at end of period	$21,227	$56,170	$11,241

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS

Neurogen Corporation ("Neurogen" or the "Company"), incorporated under the laws of the State of Delaware in 1987, is a company engaged in the discovery and development of new drugs for a broad range of pharmaceutical uses. Neurogen is focused on discovering new small molecule drugs where existing therapies achieve limited therapeutic effects or produce unsatisfactory side effects.

The Company has not derived any revenue from product sales to date. The Company expects to incur substantial and increasing losses for at least the next several years and will need substantial additional financing to obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities, which the Company will seek to raise through equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funds will be available on terms favorable to the Company, if at all. There can be no assurance that the Company will successfully complete its research and development, obtain adequate patent protection for its technology, obtain necessary government regulatory approval for drug candidates the Company develops or that any approved drug candidates will be commercially viable. In addition, the Company may not be profitable even if it succeeds in commercializing any of its drug candidates. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  If the Company became unable to continue as a going concern, it would have to liquidate its assets and might receive significantly less than the value at which those assets are carried on the consolidated financial statements.

The Company has developed contingency plans that provide for changes in its operations in the event that it is unable to secure additional funding within the next twelve months.  The Company believes that these plans would reduce its operating expenses and believes that implementation of these plans, if necessary, would enable it to conduct its operations through at least fiscal year 2008. These contingency plans may require the Company to:
▪	delay, reduce the scope of or eliminate some or all of our research or development programs;

▪	relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose;

▪	eliminate or defer the start of clinical trials or the chemical formulation and manufacturing efforts required to advance drug candidates;

▪	sell some or all of our capital assets and lease back a portion; and

▪	pursue merger and acquisition strategies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of Neurogen's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions and exercise judgment, which affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates and exercises judgment in the valuation of marketable securities and investments, evaluation of investments for other-than-temporary impairment, revenue recognition, collaboration costs, clinical trial costs, income taxes, accruals and stock-based compensation. Actual amounts and outcomes could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and that mature within three months from the date of purchase.  The carrying values of cash equivalents at December 31, 2007 and 2006 were approximately $20,840,000 and $55,665,000, respectively.

Marketable Securities

The Company considers its investment portfolio to be available-for-sale securities as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported as other comprehensive income. Realized gains and losses have been determined by the specific identification method and are included in investment income.

Marketable securities at each of December 31, 2007 and 2006 consisted of U.S. Treasury obligations, direct obligations of U.S. Government agencies, investment-grade asset-backed securities and corporate debt securities. At December 31, 2007, maturities ranged from approximately one month to approximately 1 1/3 years and at December 31, 2006 from approximately one month to approximately 2 1/3 years. The Company has classified all marketable securities as current under Accounting Research Bulletin (“ARB”) No. 43 Chapter 3, paragraph 4, Restatement and Revision of Accounting Research Bulletins. Such guidance indicates that a current classification is appropriate for resources such as marketable securities representing the investment of cash available for current operations. The Company recognized gross realized gains of $0, $1,000 and $20,000 in 2007, 2006 and 2005, respectively.  Gross realized losses were $102,000, $4,000 and $117,000 in 2007, 2006 and 2005, respectively.

Neurogen periodically reviews its marketable securities portfolio for potential other-than-temporary impairment. Gross unrealized losses for all investments in an unrealized loss position totaled $119,000 (on aggregate fair value of $19,861,000) as of December 31, 2007. The Company believes that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality. Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments. Since the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, marketable securities, and loans payable.  Cash and cash equivalents and marketable securities are carried at fair value. Loans payable are carried at cost, which the Company believes approximates fair value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is recorded to investment and other income. Expenditures for maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Building and building improvements	40 years
Land improvements	15 years
Building renovations	7 years
Equipment and furniture	3-7 years

  Long-lived Assets

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 addresses the financial accounting and reporting for impairment or disposal of long-lived assets. This statement provides that (a) an impairment loss should only be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) the measurement of impairment loss should be based on the difference between the carrying amount and the fair value of the asset.  It also provides that a long-lived asset (or asset group) should be tested for recoverability whenever events or changes in circumstances indicate that potential impairment has occurred.  In addition, it provides for the use of probability-weighted cash flow estimates in the recoverability test.

The Company performs an annual review for possible impairment indicators and, if any are noted, would then perform a more substantive review for potential impairment of the relevant long-lived asset (or asset group). Neurogen also assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors that Neurogen considers important and which could trigger an impairment review, include, among others, the following:

▪	a significant adverse change in the extent or manner in which a long-lived asset is being used;

▪	a significant adverse change in the business climate that could affect the value of a long-lived asset; and

▪	a significant decrease in market value of assets.

  If the Company determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, it will compare the carrying value of the asset group to the undiscounted cash flows expected to be generated by the group. If the carrying value exceeds the undiscounted cash flows, we will then compare the carrying value of the asset group to its fair value to determine whether an impairment charge is required.  If the fair value is less than the carrying value, such amount is recognized as an impairment charge.

Neurogen has not experienced a significant triggering event as of year-end and, therefore, has not recorded any impairment charges related to its long-lived assets. To the extent the Company was to experience a triggering event, the resulting analysis may require an impairment charge to its statement of operations.

Revenue Recognition

Periodically, Neurogen enters into collaborative research agreements that, among other things, provide for the funding to Neurogen of specified projects and the granting to Neurogen's partners of certain development and commercialization rights related to potential discoveries.  Revenue under these arrangements typically includes upfront non-refundable fees, ongoing payments for specified levels of staffing for research, milestone payments upon occurrence of certain events and royalties on product sales, if ever.

Revenue recognized from collaborative agreements is based upon the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

When it is determined that an arrangement should be accounted for as a single unit of accounting, the company determines the period over which the performance obligations will be performed. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the performance obligations are expected to be completed. In addition, if the Company is involved in a steering committee as part of a multiple element arrangement that is accounted for as a single unit of accounting, an assessment is made as to whether the involvement in the steering committee constituted a performance obligation or a right to participate.

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

Research and Development

All research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, clinical trial and related clinical manufacturing costs, external research studies, laboratory supplies, and overhead facilities expenses.  These costs are expensed as incurred.

The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (“CRO’s”), clinical study sites, laboratories, consultants, or other clinical trial vendors that perform the activities. Related contracts vary significantly in length and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through close communication with the CRO’s and other clinical trial vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, analysis of work performed against approved contract budgets and payment schedules, and recognition of any changes in scope of the services to be performed. Certain CRO and significant clinical trial vendors provide an estimate of costs incurred but not invoiced at the end of each month for each individual trial. The estimates are reviewed and discussed with the CRO or vendor as necessary and are included in research and development expenses for the related period. For clinical study sites, which are paid periodically on a per-subject basis to the institutions performing the clinical study, Neurogen accrues an estimated amount based on subject screening and enrollment in each quarter. The estimates may differ from the actual amount subsequently invoiced, which may result in adjustment to research and development expense several months after the related services were performed.

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and a wholly-owned subsidiary, Neurogen Properties LLC, after elimination of intercompany transactions.

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that an enterprise report financial and descriptive information about each of its reportable operating segments. The Company operates in one segment: pharmaceutical drug discovery and development.

Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, using the modified prospective application transition method (“MPA”) and began recognizing compensation expense for the estimated fair value of all share-based payment awards.  Under MPA, the Company valued and expensed new awards granted after December 31, 2005, based on their grant date fair values and vesting schedules.  Awards that were granted prior to December 31, 2005 but that vested after December 31, 2005 were expensed utilizing the pro forma expense previously calculated under SFAS No. 123. As of December 31, 2007, no liability awards had been granted.

Prior to the adoption of SFAS No. 123R, the Company accounted for grants of stock options and restricted stock utilizing the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, recognized no employee compensation expense for the options when the option grants had an exercise price equal to the fair market value at the date of grant. The Company reported the disclosures as required under SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

The Company primarily grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. Under SFAS No. 123R, stock-based compensation cost is measured based on the fair value of the award at the date of grant and is expensed over the service period of the award, which in most cases equals the vesting period. The Company has selected the Black-Scholes method to estimate the fair value of options. (Valuation assumptions are described in Note 7 to the condensed consolidated financial statements). The Company has also issued restricted stock to key executives, which has been and will continue to be recorded as expense over the vesting period based upon the market price of the stock at date of grant.

The Company occasionally grants stock option awards to consultants, which are accounted for pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense is based upon the fair value of such awards over the performance period using the Black-Scholes method.

  Management also evaluated the assumptions that underlie the valuation of share-based payment awards. The following is a summary of some of the principal assumptions and classifications:

▪
The expected term of options granted represents the period of time that option grants are expected to be outstanding.  In predicting the life of option grants, all stock options meet the definition of “plain vanilla” options under SAB No. 107 with the exception of option grants to the Board of Directors, and therefore, the “simplified” method was used to calculate the term for grants other than the Board of Directors.  The expected term for Board of Directors grants was calculated based upon historical analysis.  The expected term used upon adoption in 2006 was not significantly different from the expected term used when following the disclosure-only provisions of SFAS No. 123.

▪	Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences. The cumulative effect of restricted stock forfeitures was immaterial.

▪
In predicting expected volatility, assumptions were based solely upon historical volatilities of the Company’s stock, over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since future volatility is expected to be consistent with historical.

▪
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

▪	The risk-free rate utilized when valuing share-based payment arrangements is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option being valued.

▪
Management’s selection of the valuation components such as the Black-Scholes pricing method, interest rate and volatility are consistent with the approach utilized when reporting pursuant to the disclosure provisions of SFAS No. 123.

Income Taxes

  The liability method of SFAS No. 109, Accounting for Income Taxes, is used to account for income taxes. Deferred tax assets and liabilities are determined based on net operating loss carryforwards and differences between financial reporting and income tax bases of assets and liabilities. Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

  Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No.48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109, or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

Earnings (Loss) Per Share ("EPS")

  Basic EPS is calculated in accordance with SFAS No. 128, Earnings per Share, by dividing income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be anti-dilutive. Total stock options and unvested restricted stock not included in the calculation of common shares outstanding (including both exercisable and nonexercisable) as of December 31, 2007, 2006 and 2005 were 5,738,794, 5,505,345 and 5,658,142, respectively.

Recently Issued Accounting Pronouncements

  In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF Issue No. 07-01”). EITF Issue No. 07-01 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The provisions of EITF Issue No. 07-01 also include enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not believe that its adoption in the first quarter of 2009 will have a material impact on the Company’s financial statements.

   In October 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF Issue No. 07-3”). EITF Issue No. 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until the related goods are delivered or services are performed, at which point the amounts would be recognized as expense.  The Issue is effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years.  The Company does not believe that its adoption in the first quarter of 2008 will have a material impact on the Company’s financial statements.

  In September 2006, the FASB issued SFAS No.157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On December 14, 2007, the FASB issued a proposed FASB Staff Position that would amend SFAS 157 to delay the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not believe that its adoption in the first quarter of 2008 for financial assets and liabilities will have a material impact on the Company’s financial statements.

  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity to elect to report many financial assets and liabilities at fair value. Entities electing the fair value option would be required to recognize changes in fair value in earnings and are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The initial adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of FAS 159 on its financial statements.

3. COLLABORATIONS

Wyeth

  In November 2006, Neurogen acquired worldwide rights to aplindore, a small molecule partial agonist for the D2 dopamine receptor, from Wyeth Pharmaceuticals, a division of Wyeth (“Wyeth”). Along with the initial $3,000,000 license fee paid upon signing, Neurogen is required to pay Wyeth for the shipment of compound material suitable for Phase 2 trials and $250,000 in annual maintenance fees upon the annual anniversaries of the effective date of the agreement until NDA approval. There is also potential for Neurogen to pay milestone payments upon the successful achievement of clinical development and regulatory events and eventual commercialization in identified countries as well as royalties on worldwide sales. Neurogen has the option to terminate the agreement by providing 90 days advance written notice to Wyeth

  As of December 31, 2007, the Company has paid Wyeth the initial $3,000,000 license fee, $400,000 for the shipment of compound material suitable for Phase 2 trials and the first annual maintenance fee of $250,000, all of which were expensed as incurred. There have been no revenues associated with this collaboration to date.

Merck

In December 2003, Neurogen entered into a collaboration and license agreement (the "Merck Agreement") with Merck Sharp & Dohme Limited, a subsidiary of Merck & Co., Inc., ("Merck") to research, develop, and commercialize small molecule medicines that work by targeting the vanilloid receptor ("VR1"), a key integrator of pain signals in the nervous system. In January 2004, under the terms of the collaboration agreement, the Company received from Merck a payment of $15,000,000 for license fees and sold to Merck 1,783,252 shares of newly issued Neurogen common stock for an additional $15,000,000. Merck agreed, among other things, to fund a specified level of discovery and research resources for three years and to pay additional license fees on the first three anniversary dates of the collaboration (totaling $7,000,000). In December 2004 and 2005, the Company received from Merck license fee payments of $2,500,000 for the first and second anniversary dates of the collaboration; the Company received $2,000,000 for the third anniversary date in December 2006.

The agreement provided Merck the option to extend the discovery and research effort for up to an additional two years. On September 29, 2006, Neurogen and Merck agreed by amending the collaboration agreement to extend the research program component of their VR1 collaboration for one year to December 28, 2007. Under the amended collaboration agreement, Merck had the option to end the research program component of the collaboration by providing 90 days advance written notice to Neurogen. Merck exercised this right, and notice was provided to Neurogen on May 30, 2007. The research component of the Merck Agreement and the Company’s remaining obligations concluded on August 28, 2007. The conclusion resulted in the acceleration of revenue recognition of previously unearned license and non-substantive milestone revenue, which was fully recognized by August 28, 2007.

As of December 31, 2007, the Company has received $13,072,000 of research funding from Merck, one $15,000,000 up-front license fee, two $2,500,000 license payments on the first and second anniversary dates of the collaboration in December 2004 and 2005 and one $2,000,000 license payment on the third anniversary date of the collaboration in December 2006. The Merck up-front license fee and the anniversary payments were accounted for as single unit of accounting, and accordingly, such payments were being recognized ratably over the expected five-year performance period of the collaboration, with subsequent anniversary payments recognized ratably over the remaining duration of the research program.

The Company recognized license revenue (related to the non-refundable $15,000,000 up-front payment and $7,000,000 of anniversary payments) of $10,872,000, $4,467,000 and $3,632,000 in 2007, 2006 and 2005, respectively. The Company recognized research funding as services are performed on a straight-line basis over each annual period, and such revenue amounted to $1,849,000, $3,062,000 and $3,926,000 in 2007, 2006 and 2005, respectively.

The Company is eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration. Milestones received to date include a preclinical milestone of $3,000,000 in the second quarter of 2004, a clinical milestone of $2,000,000 received in the first quarter of 2006 and a second clinical milestone of $3,000,000 received in the fourth quarter of 2006. Neurogen considered the non-refundable milestone payment related to the identification of a preclinical candidate in the second quarter of 2004 and the enrollment of the first patient in the first human clinical trial in the first quarter of 2006 as substantive milestones and recognized those as revenue upon receipt. Milestones received for achievements in later stages of bringing a drug to market such as the enrollment of the first patient in a Phase 2 trial or the filing of a new drug application (“NDA”) are not substantive for Neurogen since the effort and responsibility had shifted from Neurogen to Merck to achieve these milestones. Therefore, the Company recognized the $3,000,000 received in the fourth quarter 2006 in the same manner as the anniversary license payments, which is over the remaining duration of the research program. As such, this milestone payment was also fully recognized by August 28, 2007 due to the termination of the research component of the collaboration and conclusion by the Company of its remaining obligations under the agreement.

For the years ended December 31, 2007, 2006 and 2005, the Company recognized $15,437,000, $9,813,000 and $7,558,000, respectively, in total revenue under the Merck Agreement.

Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

  While the Company does not currently maintain a historical cost accounting system to accurately track costs on an individual project basis, it does maintain a system to record the level of staffing time spent on its research and development projects.  Based primarily on the amount of staffing time spent on collaboration projects as recorded in this system, the Company calculated the approximate aggregate amounts of research and development costs incurred in connection with all of the Company's research collaborations as $3,821,000, $5,640,000 and $4,280,000 in 2007, 2006, and 2005, respectively.

4. MARKETABLE SECURITIES

The following tables summarize the Company’s marketable securities (in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$2,499	$2	$-	$2,501
Corporate notes and bonds	18,980	-	(119)	18,861
Total	$21,479	$2	$(119)	$21,362

	December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$11,997	$-	$(152)	$11,845
Corporate notes and bonds	40,261	-	(705)	39,556
Total	$52,258	$-	$(857)	$51,401

  The following table summarizes investment maturities at December 31, 2007 (in thousands):

	Amortized Cost	Fair Value

Less than one year	$13,944	$13,891
Due in 1 to 1 1/3 years	7,535	7,471

Total	$21,479	$21,362

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government Obligations and Direct Obligations of U.S.	$-	$-	$1,000	$-	$1,000	$-
Asset Backed Securities	-	-	1,014	(5)	1,014	(5)
Corporate Bonds	-	-	17,847	(114)	17,847	(114)

Total	$-	$-	$19,861	$(119)	$19,861	$(119)

For the investments in all three categories shown in the above table (comprising 13 securities in aggregate), the unrealized losses were caused primarily by interest rate increases.

Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments.  Since the Company believes it has the ability and intends to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31 are summarized as follows (in thousands):

	2007	2006

Accounts payable and other accrued expenses	$5,652	$5,480
Accrued employee compensation	2,134	3,001

	$7,786	$8,481

6. LOANS PAYABLE

Webster Bank

On December 21, 2001, Neurogen entered into a commercial loan agreement with Webster Bank collateralized by the Company's facilities at 15 and 35 Northeast Industrial Road, Branford, CT, whereby the lender provided gross proceeds of $17,500,000. The Company used these proceeds for general corporate purposes. The loan agreement states that the loan is repayable in monthly principal installments of approximately $97,000 over 10 years plus interest at a floating rate tied to the one month LIBOR rate. The effective interest rate at December 31, 2007 was 7.4%. The loan agreement also states a final balloon payment of $956,000 is due and payable on the maturity date of December 21, 2011. As of December 31, 2007, the amount outstanding on the mortgage was $5,525,000 and the carrying amount of assets pledged as collateral was $15,649,000.

Under the terms of the Webster Bank facility agreement, the Company is required to comply with certain covenants, including a requirement that the Company maintain at least $25,000,000 in cash and marketable securities.  Since there is a possibility that the Company’s cash balance may decline below $25,000,000 within the next twelve months, the Company has reclassified the long-term portion of the loan as current debt on the audited financial statements based upon the possibility that Webster Bank may choose to request that the outstanding balance be paid off during the year.

Connecticut Innovations, Inc.

In October 1999, Neurogen entered into a financing arrangement with Connecticut Innovations, Inc. ("CII") collateralized by the property at 45 Northeast Industrial Road, whereby CII agreed to loan up to $5,000,000 to Neurogen for the purchase and development of a new building to create additional laboratory space.  CII advanced Neurogen $1,912,280 for the purchase of the building in October 1999 and the remainder of the loan when renovation was substantially completed in July 2001. The loan is repayable in monthly installments of approximately $46,500 over 15 years, bearing interest at an annual rate of 7.5%. The loan with CII contains certain subjective acceleration clauses, which upon occurrence of certain events, may cause amounts due under the agreement to become immediately due and payable.  The Company has no indication that it is in default of any such clauses and therefore has classified its debt based on the dates regular payments are due.  As of December 31, 2007, the amount outstanding on the loan was $3,451,000 and the carrying amount of assets pledged as collateral was $6,647,000.

Future payments of total loans payable at December 31, 2007 are:

In Thousands

2008	$5,835
2009	334
2010	360
2011	388
2012	418
Thereafter	1,641

$8,976

7. STOCK OPTIONS AND RESTRICTED STOCK

  The Company has certain stock incentive plans under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are generally granted at fair market value at the date of grant, with vesting schedules that range from immediate vesting (typically in the case of grants to consultants) to four or five years (typically in the case of grants to employees), and expire up to ten years after grant. Under all plans at December 31, 2007, there were 6,934,098 shares reserved for future issuance (of which 5,713,794 are reserved for options outstanding and 1,220,304 are available for future grant as options or restricted stock). In addition, 25,000 shares of unvested restricted stock issued from the plans remain outstanding as of December 31, 2007.

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

The following table sets forth the pro forma amount of net loss and net loss per share for the years ended December 31, that would have resulted if the Company had accounted for stock option grants under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

2005
Net loss as reported	$(37,120)
Total stock-based compensation expense determined under fair value-based method for employee awards	(6,449)
Net loss pro forma	$(43,569)
Basic and diluted loss per share as reported	$(1.08)
Basic and diluted loss per share-pro forma	$(1.27)

As a result of the adoption of SFAS No. 123R, deferred compensation of $483,000, as reported at December 31, 2005, was reclassified to additional paid-in capital in the first quarter of 2006.

Stock Options

The following table presents the combined activity of the Company’s stock option plans (excluding restricted stock) for the year ended December 31, 2007 as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1	5,442,845	$11.96
Granted	1,438,472	5.55
Exercised	(105,093)	7.00
Canceled	(1,062,430)	11.64

Outstanding at December 31	5,713,794	$10.50	4.8	$8,575
Vested and expected to vest at December 31	5,515,822	$10.65	4.8	$8,575
Options exercisable at December 31	3,711,142	$12.84	3.7	$2,857

The total intrinsic value of options exercised during the twelve months ended December 31, 2007 was $244,000.

For the years ended December 31, 2007 and 2006, the Company recorded $3,739,000 and $4,423,000, respectively of expense for employee options as a result of SFAS No. 123R. Since the Company currently maintains a full valuation allowance, no significant tax benefits have been recorded.

Option grants to employees that allow for immediate vesting due to retirement are expensed over the period from grant date to retirement eligibility date. Options granted to Board of Directors which allow for immediate vesting upon termination of service are expensed immediately.

The estimated weighted-average fair value at the date of grant for options granted in 2007, 2006, and 2005 was $3.60, $3.81, and $4.78, respectively, using the Black-Scholes method with the following weighted average assumptions:

	2007	2006	2005

Expected life	5.0-6.5 years	5.0-6.5 years	5.0 years
Risk-free interest rate	3.5%-5.0%	4.5%-5.2%	3.8%-4.4%
Volatility	68%-73%	73%-82%	77%-81%
Expected dividend yield	0%	0%	0%

The following table presents weighted average price and expected life information about significant option groups outstanding at December 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Less than $4.99	757,896	5.5	$3.78	384,355	$3.99
$5.00 - $7.49	1,709,323	6.8	6.20	485,930	6.36
$7.50 - $9.99	1,736,922	4.7	8.85	1,331,204	8.93
$10.00 - $14.99	152,050	2.0	12.31	152,050	12.31
$15.00 - $19.99	1,016,263	2.6	18.07	1,016,263	18.07
$20.00 - $24.99	70,700	2.9	22.07	70,700	22.07
$25.00 - $29.99	30,200	2.1	27.92	30,200	27.92
$30.00 - $34.99	19,750	2.8	32.21	19,750	32.21
$35.00 - $39.99	220,690	2.4	35.68	220,690	35.68

	5,713,794	4.8	$10.50	3,711,142	$12.84

The compensation cost related to unvested options at December 31, 2007 to be recognized in the future is approximately $4,424,000, which will be recognized as expense over the remaining vesting period of 1.11 years at December 31, 2007.

The Company has a policy of issuing new shares to satisfy share option exercises and expects to continue this practice for the foreseeable future.

Restricted Stock

The following table presents the restricted stock activity under the Company’s stock compensation plans for the year ended December 31, 2007:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at January 1	62,500	$9.02
Granted	-	-
Vested	(37,500)	10.87
Canceled	-	-
Outstanding at December 31	25,000	$6.23

  The total intrinsic value of restricted stock vested during year ended December 31, 2007 was $129,000.

  As of December 31, 2007, the total compensation cost related to nonvested restricted stock not yet recognized in the financial statements was approximately $38,000, and the weighted average period over which such cost is expected to be recognized is 0.6 years.

Non-Cash Stock Compensation Expense

  The composition of non-cash stock compensation expense at December 31 is summarized as follows (in thousands):

	2007	2006	2005

Restricted stock (net of cancellations)	$65	$381	$929
Options granted to consultants	-	39	122
FAS 123R expense	3,739	4,423	-
1997 options (net of cancellations)	-	-	-

Total non-cash compensation expense	$3,804	$4,843	$1,051

8. INCOME TAXES

  The difference between the Company's "expected" tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before provision for income taxes, and actual tax is reconciled below (in thousands):

	2007	2006	2005

Expected tax benefit at 34%	$(19,034)	$(18,728)	$(12,754)
State tax benefit net of federal benefit	(3,244)	(3,879)	(2,580)
R & D credit	(2,378)	(833)	(1,438)
Stock options and restricted stock	818	2,055	-
Other	93	25	14
Change in valuation allowance	23,469	20,055	16,365

Tax benefit	$(276)	$(1,305)	$(393)

  The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below (in thousands):

	2007	2006

Deferred Tax Assets:
Federal tax operating loss carryforwards	$94,474	$71,491
State tax operating loss carryforwards	11,928	8,573
Research & development credit carryforwards	19,374	16,568
Alternative minimum tax credit carryforwards	233	233
Capitalized R&D	10,493	11,993
Deferred revenue	-	5,565
Deferred compensation	1,784	1,353
Accrued expenses	794	-
Unrealized loss (gain) on investments	46	334
Other	388	318
Gross deferred asset	139,514	116,428
Valuation allowance	(138,861)	(115,680)
Net deferred asset	653	748

Deferred Tax Liability:
Depreciation	(653)	(748)

Net asset/liability	$-	$-

  The valuation allowance increased by $23,181,000 during 2007 of which $23,469,000 is attributable to the current year tax provision and is due primarily to the increase in net operating loss and research and development tax credit carryforwards. The Company has provided a valuation allowance for the full amount of the net deferred tax asset, since management has not determined that these future benefits will more likely than not be realized as of December 31, 2007. The valuation allowance increased by $19,748,000 in 2006 and 16,979,000 in 2005.

  Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2007 and 2006 would be allocated as follows (in thousands):

	2007	2006

Income tax provision	$127,157	$103,688
Other Comprehensive Income	46	334
Additional paid-in capital	11,658	11,658

	138,861	$115,680

As of December 31, 2007, the Company has approximately $278,079,000 of federal net operating loss carryforwards which expire in the years 2008 through 2027, which include approximately $214,000 of windfall tax benefits calculated under FAS 123R, (windfalls excluded from tables above), and $14,136,000 of federal research and development credit carryforwards which expire in the years 2018 through 2027. The Company also has approximately $241,182,000 in Connecticut state tax net operating loss carryforwards, which include approximately $214,000 of windfall tax benefits, which expire in the years 2020 through 2027, and $7,936,000 of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period.

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

In early 2008, the Company updated its review of its changes in ownership through a testing date of December 31, 2007 and determined that it did not have an ownership change subsequent to 2005. In 2006, the Company reviewed its changes in ownership through a testing date of December 31, 2005 and determined that an ownership change occurred in 2005. The change of ownership did not have the effect of reducing the amount of NOLs but has limited approximately $1,078,000 of tax credits existing at the date of the ownership change that the Company may utilize in the taxable years following the change.

For the years ended December 31, 2007 and 2006, the Company recorded Connecticut income tax benefits of $276,000 and $1,305,000, respectively, as the result of Connecticut tax law provisions which allowed certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryforward of these credits into future tax years. In 2006, the Company recognized the sale of credits of $546,000 to the state for the year ended December 31, 2005 as well as the expected sale of credits of $708,000 to the state for the year ended December 31, 2006 and prior year adjustments negotiated with the state netting to approximately $51,000. In 2007, the Company recognized only the sale of credits of $345,000 to the state for the year ended December 31, 2007 and prior year credit adjustments of $69,000.

The Company adopted FIN 48 as of January 1, 2007 and is discussed in Footnote 2.  The Company believes that only one tax matter has uncertainty and it relates to the amount of an anticipated refund from the state of Connecticut.  Connecticut tax law provisions allow certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryforward of these credits into future tax years. However, should the Company not have the ability to sell some or all of the credits for the anticipated cash refund, the unexchanged credits will be retained by the Company for application against future taxable income. Accordingly, these credits are also included in the Company’s deferred tax assets.

The Company believes that it is entitled to a larger cash refund for tax credit carryovers from the state of Connecticut for certain prior years.  In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. On February 7, 2008, the Superior Court issued a decision in a case involving one other such biotechnology company in which it concluded that eligible companies, such as the Company, could exchange the balance of the tax credit carryforwards with the State, but that such credits had to be exchanged only in the order awarded.  It is not yet known whether that decision will be appealed.   The Company has fully reserved any assets related to this matter.

The Company files income tax returns in the U.S and Connecticut.  The Company is open to examination by the Internal Revenue Service and Connecticut  for calendar years 1993 to the present and from 2000 to present, respectively.  The tax years are still open to audit as net operating losses incurred in those years may be subject to examination. The Company is currently not under any income tax examinations.

9. COMMITMENTS AND CONTINGENCIES

In the second quarter of 2004, the Company was informed that the Connecticut Department of Environmental Protection (the "DEP") was considering taking action against the Company as a result of incidents where the Company's wastewater monitoring systems indicated that the wastewater pH limits of the Company's wastewater discharge permit had been exceeded.  During the third quarter of 2007, the Company received from the DEP a proposed Consent Order addressing the incidents originally identified by the DEP in 2004.  Following discussions between the DEP and the Company, the two parties agreed on a final Consent Order that was entered into effective September 26, 2007. The final Consent Order required the Company to certify that the Company’s wastewater treatment system operates in compliance with past system improvements adopted by the Company and to pay a nominal penalty. The Company is not aware of any negative environmental impacts resulting from the incidents that were the subject of the Consent Order but continues to carefully monitor its wastewater neutralization systems in an effort to prevent any further incidents and maintain compliance with its permit conditions.

10. BENEFIT PLANS

The Company maintains a 401(k) plan under which all of the Company's employees are eligible to participate.  Each year the Company may, but is not required to, make a discretionary matching contribution to the plan.  The Company currently matches 100% of employee contributions of up to 6% of an employee's salary.  The entire match in 2007, 2006 and 2005 was made in Company stock.  Contributions to the 401(k) plan totaled approximately $906,000, $902,000 and $823,000 in 2007, 2006 and 2005, respectively.

The Company has made loans to certain officers and employees subject to various compensation agreements.  Certain loans will be forgiven and recognized as compensation expense ratably over defined service periods for each employee ranging from three to seven years.  The amount of loans outstanding at December 31, 2007, 2006 and 2005 was $0, $0 and $185,000, of which $0, $0 and $175,000 was short-term, respectively.  Since passage of the Sarbanes-Oxley Act in July 2002, Neurogen has not granted loans to any corporate officer of the Company.

11. RELATED PARTIES

As of December 31, 2007, the number of shares beneficially owned by Baker Brothers Investments and affiliated entities, persons and entities affiliated with the Tisch family, and Warburg Pincus Private Equity VIII, L.P. was approximately 13%, 10%, and 20%, respectively, of total outstanding shares. Felix J. Baker and Julian C. Baker, managers of Baker Brothers Investments, and Stewart Hen and Jonathan S. Leff, managing directors at Warburg Pincus LLC, are members of the Board of Directors of Neurogen. As of December 31, 2007, the Company’s prior collaborative research partner, Merck, owned 4% of total outstanding shares.

12. SUPPLEMENTAL CASH FLOW INFORMATION

The Company made interest payments of approximately $750,000, $841,000 and $795,000 in 2007, 2006, and 2005, respectively. The Company made no income tax payments in 2007, 2006, and 2005. In 2007, 2006 and 2005, Neurogen received payments of $0, $1,100,000 and $303,000, respectively, from the State of Connecticut for the exchange of research and development credits. The amount received in 2006 related to credits generated during the years ended December 31, 2004 and 2005 as well as payments resulting from prior year adjustments negotiated with the State of Connecticut for the years ended December 31, 2000 and 2003. The amount received in 2005 was related to the credits generated during the year ended December 31, 2003. See Note 7 for further information regarding these credits.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize unaudited quarterly financial data (in thousands except per share data) for the years ended December 31, 2007 and 2006.  This has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments necessary for a fair presentation of such information.  The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Total revenue	$2,405	$5,533	$7,499	$-
Total expenses	$22,680	$19,846	$15,947	$15,272
Other income, net	$884	$562	$517	$363
Income tax benefit	$111	$112	$42	$11
Net loss	$(19,280)	$(13,639)	$(7,889)	$(14,898)
Basic and diluted earnings per share	$(0.46)	$(0.33)	$(0.19)	$(0.36)

2006
Total revenue	$3,815	$1,815	$2,077	$2,106
Total expenses	$18,847	$14,970	$14,238	$19,358
Other income, net	$689	$626	$596	$608
Income tax benefit	$-	$-	$670	$635
Net loss	$(14,343)	$(12,529)	$(10,895)	$(16,009)
Basic and diluted earnings per share	$(0.42)	$(0.36)	$(0.31)	$(0.45)

14. SUBSEQUENT EVENT

In February 2008, the Company announced that it had reduced its workforce by approximately 70 employees as part of a restructuring plan to focus the Company’s resources on advancing its clinical assets. Affected employees are eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. The Company estimates that the aggregate restructuring charges associated with the reduction will be approximately $2,525,000, the majority of which will be paid in the first and second quarters of 2008. This estimate includes, for employees whose positions are being eliminated, approximately $1,000,000 in salaries and benefits for the period of time between the communication date and their actual termination date.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation, filed July 7, 1994 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-81268 on form S-8).

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

3.3	Restated Certificate of Incorporation, as amended effective June 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007).

10.1	Neurogen Corporation 1993 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

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

10.45	Neurogen Corporation Audit Committee Charter (As Amended on July 20, 2004) (incorporated by reference to Appendix C of the Company's Form DEF 14A dated May 19, 2005).

10.46	Employment Agreement between Neurogen Corporation and Stephen Uden dated as of June 27, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated June 30, 2005).

10.47	License Agreement between Neurogen Corporation and Wyeth Pharmaceuticals dated as of November 22, 2006.

10.48	Separation Agreement and General Release between Neurogen Corporation and Charlie Ritrovato dated as of December 29, 2006.

10.49
Neurogen Corporation 2000 Non-Employee Directors Stock Option Program, as amended (incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on May 1, 2006).

10.50
Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Appendix D of the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on May 26, 2006).

10.51
Amended and Restated Employment Agreement between Neurogen Corporation and Stephen R. Davis dated as of May 8, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarterly period ended March 31, 2007).

10.52
Amended and Restated Employment Agreement between Neurogen Corporation and Stephen Uden dated as of May 8, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarterly period March 31, 2007).

10.53
Amended and Restated Employment Agreement between Neurogen Corporation and Alan Hutchison dated as of May 8, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarterly period March 31, 2007).

10.54
Employment Agreement between Neurogen Corporation and James Krause dated as of May 8, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarterly period March 31, 2007).

10.55
Employment Agreement between Neurogen Corporation and Bertrand Chenard dated as of May 8, 2007 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarterly period March 31, 2007).

10.56
Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on May 14, 2007).

21.1	Subsidiary of the registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney of Felix J. Baker, Julian C. Baker, Eran Broshy, Stewart Hen, William H. Koster, John L. LaMattina, Jonathan S. Leff, Craig Saxton, and John Simon.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.