Form 10-K/A
period 2007-12-31
NEUROGEN CORP
filed 2008-04-04
CIK 849043

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

EXPLANATORY NOTE

The purpose of this amendment is to correct the check box on page 2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 which indicated that Neurogen was a smaller reporting company.  The box for smaller reporting company was inadvertently checked and the accelerated filer box should have been checked instead.  The remainder of the information contained in our Annual Report on form 10-K for the year ended December 31, 2007 is not amended hereby and remains as set forth in the original filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROGEN CORPORATION

By: /s/ STEPHEN R. DAVIS

Stephen R. Davis President and Chief Executive Officer Dated: April 4, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

*
Craig Saxton	Chairman of the Board and Director	April 4, 2008

/s/ STEPHEN R. DAVIS
Stephen R. Davis	President and Chief Executive Officer and Director (Principal Financial and Accounting Officer)	April 4, 2008

*
Felix Baker	Director	April 4, 2008

*
William H. Koster	Director	April 4, 2008

*
Julian C. Baker	Director	April 4, 2008

*
Eran Broshy	Director	April 4, 2008

*
Stewart Hen	Director	April 4, 2008

John L. LaMattina	Director	April 4, 2008

*
Jonathan S. Leff	Director	April 4, 2008

*
John Simon	Director	April 4, 2008

* By: /s/ STEPHEN R. DAVIS
Stephen R. Davis, Attorney-in-Fact