Form 10-K/A
NEUROGEN CORP
filed 2008-04-29
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]                                                                         Accelerated filer [X]

Non-accelerated filer [   ]                                                                           Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [ ] NO [X]

The approximate aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $183,000,000, based on the closing price of a share of Common Stock as reported on the NASDAQ National Market on June 30, 2007, which is the last business day of the registrant’s most recently completed second fiscal quarter. In determining the market value of non-affiliate voting stock, shares of Common Stock beneficially owned by officers and directors and possible affiliates have been excluded from the computation. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any person as to the status of such person.

As of April 29,2008, the registrant had 42,162,296 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:

Neurogen Corporation (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended, December 31, 2007, which was previously filed with the Securities and Exchange Commission (the "SEC")on March 17, 2008 (the “Form 10-K”), as amended on April 4, 2008, to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company will not file its proxy statement in connection with its annual meeting within 120 days of its fiscal year ended December 31, 2007. As such, the Company is amending and restating Part III of its Form 10-K. In addition, the cover page and the list of exhibits referred to in Item 15 of Part IV of the Form 10-K have been updated and amended.

In connection with the filing of this Form 10-K/A, the Company is including currently dated certifications. Except as described above, no other amendments are being made to the Company’s Form 10-K. With the exception of certain information on the cover page, in Part III and on the list of exhibits referred to in Item 15 of Part IV, this Form 10-K/A does not reflect events occurring after the filing of the Company’s Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of the nominees for director, their ages as of April 2, 2008 and certain other information about them are set forth below:

Name of Nominees	Age	Principal Occupation	Director Since
Felix J. Baker, Ph.D.	39	Managing Member, Baker Bros. Advisors, LLC	May 1999
Julian C. Baker	41	Managing Member, Baker Bros. Advisors, LLC	May 1999
Eran Broshy	49	Chief Executive Officer and Director of inVentiv Health, Inc.	July 2003
Stephen R. Davis	47	President and Chief Executive Officer, Neurogen Corporation	September 2001
Stewart Hen	41	Managing Director, Warburg Pincus LLC	April 2004
John L. LaMattina	58	Former Head of Global Research and Development, Pfizer, Inc.	February 2008
Jonathan S. Leff	39	Managing Director, Warburg Pincus LLC	April 2004
Craig Saxton, M.D.	65	Former Executive Vice President, Pfizer Global Research and Development and Vice President, Pfizer Inc	January 2002
John Simon, Ph.D.	65	Managing Director, Allen & Company LLC	May 1989

There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer of the Company other than Julian C. Baker and Felix J. Baker, who are brothers.

The Company is not aware of any legal proceedings involving the directors listed above.

The following information, which has been provided by the Company’s director nominees, sets forth each such person’s principal occupation, employment and business experience during at least the past five years, and the period during which such person served as a director of the Company.

Felix J. Baker, Ph.D.
Dr. Felix J. Baker has served as a director of Neurogen Corporation since May 1999. Dr. Baker is a Managing Member of Baker Bros. Advisors, LLC, which he and his brother, Julian Baker, founded in 2000. Dr. Baker’s firm manages Baker Brothers Investments, a family of long-term investment funds for major university endowments and foundations, which are focused on publicly-traded life sciences companies. Dr. Baker’s career as a fund-manager began in 1994 when he co-founded a biotechnology investing partnership with the Tisch Family. Dr. Baker holds a B.S. and a Ph.D. in Immunology from Stanford University, where he also completed two years of medical school. He is also a director of Conjuchem Inc., Seattle Genetics, Inc., and Trimeris, Inc.

Julian C. Baker
Mr. Julian C. Baker has served as a director of Neurogen Corporation since May 1999. Mr. Baker is a Managing Member of Baker Bros. Advisors, LLC, which he and his brother, Felix Baker, Ph.D., founded in 2000. Mr. Baker’s firm manages Baker Brothers Investments, a family of long-term investment funds for major university endowments and foundations, which are focused on publicly-traded life sciences companies. Mr. Baker’s career as a fund-manager began in 1994 when he co-founded a biotechnology investing partnership with the Tisch Family. Previously, Mr. Baker was employed from 1988 to 1993 by the private equity investment arm of Credit Suisse First Boston Corporation. Mr. Baker holds an A.B. magna cum laude from Harvard University. He is also a director of Incyte Corporation, Trimeris, Inc., and Genomic Health, Inc.

Eran Broshy
Mr. Eran Broshy has served as a director of Neurogen since July 2003. Mr. Broshy has been Chief Executive Officer and Director of inVentiv Health Inc., a preferred provider of comprehensive marketing and sales solutions for the pharmaceutical and life sciences industries. Mr. Broshy is a widely recognized authority and frequent speaker on strategic issues in pharmaceuticals and healthcare. Prior to joining inVentiv Health Inc., he served as the partner responsible for the healthcare practice of The Boston Consulting Group (BCG) across the Americas. During his fourteen-year tenure at BCG, Mr. Broshy consulted widely with senior executives from a number of the major global pharmaceutical manufacturers, managed care organizations, and academic medical centers, and advised on a range of strategic, organizational and operational issues. Mr. Broshy has also served as President and Chief Executive Officer of Coelacanth Corporation, a privately-held biotechnology company. Mr. Broshy holds a B.S. from Massachusetts Institute of Technology, a M.S. from Stanford University, and an M.B.A. from Harvard University.

Stephen R. Davis
Mr. Stephen R. Davis has served as a director of Neurogen since September 2001. Mr. Davis has been Chief Executive Officer since February 2008 and President since September 2007. Previously, he also served as Executive Vice President of Neurogen from September 2001 and Chief Operating Officer from April 2005. Mr. Davis joined Neurogen in 1994 as Vice President of Finance and Chief Financial Officer. From 1990 through June 1994, Mr. Davis was employed by Milbank, Tweed, Hadley & McCloy LLP as a corporate and securities attorney. Previously, Mr. Davis practiced as a Certified Public Accountant with Arthur Andersen & Co. Mr. Davis received his B.S. in Accounting from Southern Nazarene University and a J.D. degree from Vanderbilt University. He is also a director of Trimeris, Inc.

Stewart Hen
Mr. Stewart Hen has served as a director of Neurogen since April 2004. He joined Warburg Pincus, a private equity firm managing approximately $10 billion in private equity assets, in 2000 and has been a Managing Director focusing on investments in biotechnology and pharmaceuticals. Prior to joining Warburg Pincus, Mr. Hen was a consultant at McKinsey & Company. Previously, he held positions at Merck & Co., Inc. in both research & development and manufacturing. Mr. Hen holds an M.B.A. from The Wharton School, an M.S. in chemical engineering from the Massachusetts Institute of Technology, and a B.S. in chemical engineering from the University of Delaware. Mr. Hen is a director of Alita Pharmaceuticals, Inc., Allos Therapeutics, Inc., Altus Pharmaceuticals, Inc., Prestwick Pharmaceuticals and Rib-X Pharmaceuticals. He also serves on the Health Care & Sciences Group of the New York City Investment Fund.

John L. LaMattina
Dr. John L. LaMattina was appointed to be a director of Neurogen in February 2008. For approximately 30 years until his retirement in December 2007, Dr. LaMattina worked for Pfizer, Inc. most recently as Senior Vice President, Pfizer, Inc. and President, Pfizer Global Research and Development. In those roles, he oversaw the drug discovery and development efforts of over 12,000 employees in the United States, Europe, and Asia. He graduated cum laude from Boston College with a B.S. in Chemistry, received a Ph.D. from the University of New Hampshire in Organic Chemistry, and then was a National Institute of Health Post Doctorate Fellow at Princeton University. Dr. LaMattina is the author of numerous scientific publications and U.S. patents and serves on the Board of Trustees of Boston College and Worcester Polytechnic Institute and as a director of the Terri Brodeur Breast Cancer Foundation.

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

Craig Saxton, M.D.
Dr. Craig Saxton has served as a director of Neurogen since January 2002 and as Chairman of the Board of Neurogen since December 2004. From 1993 until his retirement in 2001, Dr. Saxton was Vice President of Pfizer Inc and Executive Vice President, Pfizer Global Research and Development at Pfizer’s Research and Development headquarters in Groton, Connecticut. He held a variety of executive and research posts at Pfizer over a 25-year span. Dr. Saxton earned his B.S. in Anatomy and his M.D. from Leeds University in the U.K. After internship and residency in Medicine, he was a Research Fellow in Cardiovascular Research at the University of Leeds and subsequently undertook research in Applied Physiology at the Royal Air Force Institute of Aviation Medicine and Physiology in Farnborough, U.K. Dr. Saxton serves as a director of Conjuchem Inc. of Montreal, Canada and is a member of the compensation committee. He is also a director of inVentiv Health Inc. of New Jersey and is chairman of the governance committee. Dr. Saxton is on the Scientific Board of the African Medical and Research Foundation in New York and is a member of the American Academy of Pharmaceutical Physicians and the Connecticut Academy of Science and Engineering.

John Simon, Ph.D.
Dr. John Simon has served as a director of Neurogen since May 1989. Dr. Simon is a Managing Director of the investment banking firm Allen & Company, LLC, where he has been employed since 1972. He currently serves on the board of directors for Cardica, Inc., as well as on the boards of several privately-held companies. Dr. Simon holds a B.S. in Chemistry from The College of William & Mary, a Ph.D. in Chemical Engineering from Rice University, and both an M.B.A. in Finance and a J.D. from Columbia University.

The names, ages, and certain other information pertaining to the Executive Officers of the Company as of April 2, 2008 are as follows:

Name	Age	Company Position	Officer Since
Stephen R. Davis	47	President and Chief Executive Officer	September 2001
Bertrand L. Chenard, Ph.D.	52	Senior Vice President, Chemistry	January 2005
Alan J. Hutchison, Ph.D.	54	Executive Vice President, Discovery Research	June 1994
James E. Krause, Ph.D.	56	Senior Vice President, Biology	May 2002
Thomas A. Pitler, Ph.D.	49	Senior Vice President and Chief Business and Financial Officer	April 2008
Srdjan Stankovic, M.D., MSPH	51	Executive Vice President and Chief Development Officer	April 2008

As part of the restructuring plan that the Company announced in April 2008, the employment of Drs. Chenard, Hutchison and Krause will terminate in June 2008.

Stephen R. Davis
Biographical information for Stephen R. Davis, the Company’s President and Chief Executive Officer, is provided above.

Bertrand L. Chenard, Ph.D.
Dr. Bertrand L. Chenard joined Neurogen as Vice President of Chemistry in 2001 and has been Senior Vice President of Chemistry and Process Research since January 2005. Before joining Neurogen, Dr. Chenard was employed at Pfizer Inc for 15 years where he was a research advisor and project coordinator. He began his career in DuPont’s Central Research Department as a research scientist in exploratory organic chemistry. Dr. Chenard holds a B.A. in Chemistry from Central Connecticut State University and a Ph.D. in organic chemistry from Ohio State University.

Alan J. Hutchison, Ph.D.
Dr. Alan J. Hutchison has been Executive Vice President of Discovery Research of Neurogen since April 2002. Dr. Hutchison joined Neurogen in 1989 as Director of Chemistry and became a Vice President in 1992 and a Senior Vice President in 1997. From 1981 through 1989, Dr. Hutchison was employed by Ciba Giegy, most recently as a Distinguished Research Fellow. Dr. Hutchison received a B.S. in Chemistry from Stevens Institute of Technology and received a Ph.D. from Harvard University.

James E. Krause, Ph.D.
Dr. James E. Krause joined Neurogen as Vice President of Biochemistry in 1997 and has been Senior Vice President of Biology since July 2001. From 1984 to 1997, Dr. Krause was Professor of Neurobiology and Director of the Medical Scientist Training Program at Washington University School of Medicine in St. Louis. Dr. Krause received a B.S. in Biology from the University of Wisconsin at Stevens Point and a Ph.D. in Physiological Chemistry & Endocrinology from the University of Wisconsin at Madison.

Thomas A. Pitler, Ph. D.
Dr. Thomas Pitler has served as Neurogen’s  Senior Vice President and Chief Business and Financial Officer since April 17, 2008.  Dr. Pitler joined Neurogen in 1995, with responsibilities for supervising Neurogen’s electrophysiology laboratory and evaluating drug targets. He joined the business group at Neurogen and was promoted to Director, Business Development in 1999, Senior Director, Business Development in 2001, and Vice President, Business Development in 2004.  Prior to Neurogen, he was on the faculty of the University of Maryland School of Medicine.  Dr. Pitler holds a B.A. in Biology from Wake Forest University, Winston-Salem, North Carolina and a Ph.D in Physiology from the Wake Forest University School of Medicine.

Srdjan Stankovic, M.D., MSPH
Dr. Srdjan Stankovic joined Neurogen as Executive Vice President and Chief Development Officer on April 14, 2008.  Prior to joining Neurogen, Dr. Stankovic served as Vice President, Worldwide Clinical Research at Cephalon, Inc., a biopharmaceutical company, since 2005. Prior to that, starting in 1997, he held various clinical positions at UCB Pharma, Inc., a biopharmaceutical company, including Vice President, U.S. Clinical Development and also at Johnson & Johnson Pharmaceutical R&D, LLC, a pharmaceutical research and development company within Johnson & Johnson, as Senior Director and Compound Development Team Leader. Dr. Stankovic earned his Doctor of Medicine degree from the University of Belgrade in Serbia and Master of Science in Public Heath (Epidemiology) degree from the University of Alabama at Birmingham.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors and certain officers, and beneficial owners of 10% or more of the Company’s Common Stock are required from time to time to file with the SEC reports on Forms 3, 4 or 5 relating principally to holdings of and transactions in the Company’s securities by such persons. Based solely upon a review of such forms furnished to it during 2007 and thereafter, and any written representations received by it from a director, officer, or beneficial owner of 10% or more of the Company’s Common Stock stating that no Form 4 or 5 is required, the Company believes that all reporting persons filed on a timely basis the reports required by Section 16(a) of the Securities Exchange Act of 1934 during 2007.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to directors, officers and employees and complies with the requirements of Item 406 of Regulation S-K and the listing standards of the NASDAQ Global Market. Our Code of  Business Conduct and Ethics is located on our website at www.neurogen.com. Any amendments or waivers to our Code of Business Conduct and Ethics will be promptly disclosed on our website and as required by applicable laws, rules and regulations of the SEC and NASDAQ.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has determined that all members of the Audit Committee are independent under the NASDAQ rules and the rules of the Securities and Exchange Commission (the “SEC”) and that Dr. John Simon qualifies as an “audit committee financial expert” under the SEC rules and meets the financial sophistication requirements of the NASDAQ rules. The Audit Committee serves as an independent and objective party to monitor the Company’s financial reporting processes and systems. The Audit Committee is primarily responsible for approving the services performed by the Company’s independent auditors and for reviewing and evaluating the Company’s accounting principles and its system of internal accounting controls. A copy of the Neurogen Corporation Audit Committee Charter is available on the Company’s website at www.neurogen.com.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The Company believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success. The Compensation Committee structures compensation to ensure that a significant portion of compensation opportunity will be directly linked to Company stock performance and other factors that directly and indirectly influence stockholder value.

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

•	Providing a portion of management's compensation in the form of annual cash bonus awards for the accomplishment of predetermined corporate and individual goals.
•
Providing equity participation for the purpose of aligning executive officers' longer term interests with those of the stockholders. The size and nature of equity-based compensation grants are based primarily upon the Company's performance in meeting the pre-determined corporate goals under the annual cash incentive plan.

Total Compensation Objective

The Company’s total compensation program for executives is designed to meet the following objectives:

•	Attract, motivate and retain qualified executives to lead Neurogen in a competitive environment.
•	Align the executive officers with specific goals by basing a significant percentage of their overall compensation on achievement of corporate and individual goals.
•	Include equity compensation as part of the overall compensation package to align the interests of the Company’s executive officers with those of the Company’s stockholders.
•	Ensure that executive compensation is comparable based on competitors in the industry and the Company’s geographic area.
•	Ensure that executives focus on deal creation and are provided protections in the event of certain severances.

The proportions of the different elements of the total executive compensation program are chosen based on comparison with others in the industry and the Company's cost structure. The Compensation Committee recognizes the importance of maintaining sound principles for the development and administration of compensation and benefit programs, and has taken steps to ensure its ability to effectively carry out its responsibilities as well as ensure that the Company maintains strong links between executive pay and performance. Examples of actions that the Committee has taken include:

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

Compensation Committee Process

Compensation paid by the Company to its executive officers is designed to be competitive with compensation paid to the management of comparable companies in the biotechnology industry. Toward that end, the Compensation Committee generally reviews independent survey data.  For 2007 compensation, the Compensation Committee reviewed data generated by the AON Radford Global Life Sciences Compensation Survey, which includes companies in the biotechnology industry with 150-499 employees (the “Radford Study”).  This data is collated by management and presented to the Compensation Committee.  It is the intent of the Compensation Committee that midpoint salary, target bonus levels and target annual long-term incentive award values are set at levels that are competitive with other companies in the biotech industry based upon the annual surveys to which the Company subscribes.

In addition to reviewing executive officers' compensation against industry surveys, the Compensation Committee also considers recommendations from the chief executive officer regarding compensation for those executives reporting to him. Senior management also provides to the Compensation Committee historical and prospective breakdowns of the three elements comprising the Company’s compensation program, base salary and bonus and equity incentives. Senior management monitors the compensation programs and changes in those of the Company’s competitors, and reports any relevant changes to the Compensation Committee.

On an annual basis at the end of each year, the Compensation Committee evaluates the performance of management and determines the bonus and equity awards for that year, as well as the salary increases and incentive plan parameters for the upcoming year. At the beginning of each year, each executive officer establishes with his or her direct supervisor individual goals for the upcoming year for the area of responsibility for such executive officer.  The Compensation Committee, in consultation with management, establishes corporate objectives for the senior management team for the upcoming year, reviews the proposed personal goals, and assigns relative weights to each objective with emphasis on those which create long-term value. At year-end, the chief executive officer prepares reports for the Compensation Committee outlining the extent to which the corporate and personal goals have been achieved and the areas for further development.  The Compensation Committee evaluates the performance of management against the predetermined goals and these results determine the cash bonuses and equity incentive compensation for the Company's executive officers. In many instances, however, the qualitative factors by which the Compensation Committee judges corporate and individual performance necessarily involve a subjective assessment of management's performance.

Traditional measures of corporate performance, such as current earnings per share or sales growth, do not, as in the case of most biotechnology companies, readily apply to the Company as it is heavily focused on research and development activities designed to produce future earnings. In determining the compensation of the Company’s executives, the Compensation Committee looks to other criteria to measure the Company’s progress, including:

•	a advancing drug candidates into and through clinical trials designed to determine the commercial potential of the candidates;
•	discovering drug candidates that qualify for pre-clinical development;
•	identifying new drug targets and discovering potential drug leads for these targets;
•	establishing and executing valuable strategic collaborations with pharmaceutical companies;
•	securing capital sufficient to advance the Company's drug development and discovery programs; and
•	stock price performance.

The Compensation Committee believes that management's performance in these areas will directly impact the Company’s long-term success and the growth of stockholder value. However, the Compensation Committee recognizes that the biotechnology industry is characterized by long product lead times, the iterative trial and error nature of drug development, sporadic availability of capital and highly volatile stock prices, which may be affected by industry and market conditions that are transient in nature and beyond the control of management. Accordingly, the Compensation Committee attempts to appropriately motivate the Company’s executives by balancing the consideration of shorter term objectives with longer term strategic goals.

The Compensation Committee believes that the actual total compensation paid to the named executive officers for 2007 was consistent with Company performance and the individual performance of each of the named executive officers, and also believes that the compensation was reasonable in its totality. Compensation summaries for each of the named executive officers were prepared and reviewed by the Compensation Committee in 2007 as part of the evaluation of year-end performance and the determination of annual compensation awards. The Compensation Committee has established a practice of reviewing such summaries on an annual basis.

On occasion, the Company has used and will continue to use the services of a compensation consultant.  During 2007, at the direction of the Compensation Committee, management worked with Frederick W. Cook who assisted in analyzing the proposed additional stock option grants made by the Compensation Committee in January 2007 and in determining the definition of “good reason” under the Company’s Amendment and Restated Employment Agreements that were entered into in May 2007.

A description of the objectives of each element of the Company's executive compensation program is set forth below. The actual amounts paid under each program to each of the named executive officers are found in the Summary Compensation table at the end of this section.

Elements of Compensation

Neurogen’s Compensation Program
As discussed in greater detail below, total compensation for the Company’s named executive officers consists of four primary elements each of which are discussed below:

•	Base salary;
•	Annual cash incentive awards;
•	Long-term incentive compensation; and
•	Severance and change of control benefits.

Base Salary
Base salary is an integral component of overall total compensation. The primary purpose of base salary is to recognize an employee's level of responsibility, immediate contributions, knowledge, skills, experience and abilities. Base salary is also designed to attract top candidates and provide a stable form of compensation.

The methodology used to determine the base salaries for the Company’s named executive officers generally is the same as that which is used for all of the Company’s employees in terms of reviewing the Company’s compensation practices in comparison to industry surveys and internal equity values based on position and level of responsibilities. The Company considers the employee's value, immediate contributions, knowledge, and skill set when looking at the total compensation package of which base salary is a key component in attracting and retaining key employees. The Company also considers the changes in the consumer price index (CPI) and the cost of living allowance used for social security benefits (COLA) in determining salary increases, which increases are referred to by the Company as merit increases.  The salaries of the named executive officers are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. In making its salary determinations, the Compensation Committee annually reviews past merit increases for each executive officer and vice president over each of the last ten years.  Merit increases normally take effect on January 1st of each year. For the merit increases that went into effect on January 1, 2007, the Compensation Committee approved an approximate 3% increase for each named executive officer, other than Mr. Davis, who received a 10% increase. The 3% increase was based upon the Committee’s review of cost of living increases together with a review of competitive compensation.  The higher merit increase for Mr. Davis was intended to raise his salary to competitive levels as Chief Operating Officer per the Radford survey data.  For fiscal 2007, the Compensation Committee reviewed the existing salaries in comparison to the Average Base Salary and Salary at the 60th Percentile of the Radford Surveys.  In general, the salary of the Company’s chief executive officer was below these measures, while the salaries of the Company’s other executive officers were generally at or above these measures.

Annual Cash Incentive Awards
Annual cash incentives are awarded under the Company’s annual cash incentive plan to reward employees for individual and company performance on an annual basis while ensuring that the Company's compensation practices remain competitive based on industry surveys. The Company's cash incentive awards serve to reinforce pay for performance and individual accountability for optimizing operating results throughout the year and driving stockholder value.  For fiscal 2007, approximately 155 employees participated in the Company’s annual cash incentive plan.

Target annual cash incentive awards are determined as a percentage of each named executive officer's base salary. For executives with employment agreements, these percentages were established pursuant to such agreements.  The target bonus amount was established through an analysis of compensation for comparable positions in industry surveys, is reviewed annually and is intended to provide a competitive level of compensation when the named executive officers achieve their performance objectives as approved by the Compensation Committee.  The 2007 Radford survey demonstrated that the Company’s bonuses, expressed as a percentage of base salary, were roughly equivalent to the average target bonus, expressed as a percentage of salary, in the Radford Survey.  The bonus that a participant may receive under the Company’s annual cash incentive plan is based in part, which varies by position, on the Company’s corporate performance against pre-established objectives, and the remainder of the bonus on individual performance based on objectives established for the individual and his area of responsibility.

The target annual cash incentive awards, as a percentage of salary, and the weighting between corporate and individual objectives, for the Company’s named executive officers for 2007, were as follows:

Named Executive Officer	Bonus Target Expressed as a Percentage of Base Salary	Ratio of Bonus Based on Corporate/Individual Performance
William H. Koster	50%	80/20
Stephen R. Davis	35-40%(1)	70/30
Alan J. Hutchison	30%	60/40
James E. Krause	25%	60/40
Bertrand L. Chenard	25%	60/40
Stephen Uden (1)	25%	60/40

______________
Notes:
(1)
Upon Mr. Davis’ promotion to President on September 12, 2007, the Compensation Committee determined that Mr. Davis’ bonus would be pro-rated between his time as chief operating officer (8 months at 35% target) and as president (4 months at 40% target).

(2)	Dr. Uden’s employment terminated on September 14, 2007, and as a result, Dr. Uden was not eligible to receive a bonus for fiscal 2007.

The Company’s new executive officers, Thomas Pitler, the Company’s Senior Vice President and Chief Business and Financial Officer, and Srdjan Stankovic, the Company’s Executive Vice President and Chief Development Officer will have bonus targets equal to 25% and 30%, respectively, of their base salaries for fiscal 2008. Prorated changes in the annual target bonus levels can occur during the year if there are changes in the officer's salary level that warrant a target change.

In the beginning of 2007, the Compensation Committee, after consultation with the chief executive officer, set an aggressive agenda of 8 corporate objectives ranging across the research & development spectrum from early discovery to late development.  The weighting of these objectives ranged from 2.5% to 35% and fell into the following types of categories:
•	Successful start or completion of planned clinical studies. (aggregate approximate weighting of 55%)
•	Advancement of compounds within research programs to drug candidate status. (aggregate approximate weighting of 7.5%)
•	The identification and advancement of new discovery stage programs. (aggregate approximate weighting of 2.5%)
•	Pursue financing and strategic relationships, and out-licensing and potential in-licensing of selected programs. (aggregate approximate weighting of 35%)

Since the goals generally cannot be measured in absolute terms, in assessing performance against the objectives, the Compensation Committee considers the extent of actual results against the specific deliverables associated with each objective, the extent to which the objective was a significant stretch goal for the organization, and whether significant unforeseen obstacles or favorable circumstances altered the expected difficulty of achieving the desired results. In general, the Compensation Committee assesses the level of achievement against each objective, and then determines an overall assessment for the corporate goals.  For fiscal 2007, the Compensation Committee determined that 52.5% of the corporate goals had been achieved. The factors that supported this determination included:  successful completion of two Phase 2 studies in the Company’s insomnia program; development of a formulation for the Company’s insomnia agent, adipiplon, suitable for more advanced studies; advancement of research stage compounds in the Company’s H3 and VR1 programs and the identification of active chemical leads in the Company’s Growth Factor program.

The individual objectives for each named executive officer is determined in advance by the executive officer and his or her direct supervisor, and for the Company’s chief executive officer, by the Compensation Committee in consultation with the chief executive officer.  The specific objectives are weighted according to the extent to which the officer will be responsible for delivering the results on the objectives.  The individual objectives for the

Company’s chief executive officer were focused on maintaining stability and motivation of key employees and maximizing the Company’s stock price relative to the NASDAQ biotech index, each weighted 10%, for which the Compensation Committee assessed accomplishment at 8% of the total 20%, noting the intensive management development program and establishment of a succession plan during 2007.  Some of the material individual goals for the other named executive officers included the same factors, plus the advancement of clinical development programs, establishing certain strategic partnering objectives and achieving drug candidates for H3 and VR1 programs.   In assessing achievement of goals and bonus determinations, the Compensation Committee noted for Mr. Davis his intensive engagement in his new role as President, which was not a pre-established objective, and his key role in helping maintain the stability of management, yielding a 13.25% achievement of the total 30% individual goals.  Drs. Chenard, Hutchison and Krause achieved 35%, 22% and 40% of their respective total 40% individual goals.  These percentages are combined with the corporate goal achievement of 52.5% multiplied by the weighting for the corporate goal for that person to yield the total bonus payable, expressed as a percentage of salary.  In finalizing the bonus determinations, the Compensation Committee also reviews the history of bonuses paid to each executive officer and member of management over the past ten years, including the percentage change from year to year.  The following chart shows the percentage achievement for each of the named executive officers for 2007, and the resulting actual bonus, expressed as a percentage of salary.

Named Executive Officer	Accomplishment of Targeted Objectives	Actual Bonus as a Percentage of Salary
William H. Koster	50%	25%
Stephen R. Davis	50%	20% (4 months) 17.5% (8 months)
Alan J. Hutchison	53.5%	18.725%
James E. Krause	71%	17.75%
Bertrand L. Chenard	66.5%	16.625%
Stephen Uden (1)	n/a	n/a
______________
Notes:
(1)	Dr. Uden’s employment terminated on September 14, 2007, and as a result, Dr. Uden was not eligible to receive a bonus for fiscal 2007.

Long-Term Incentive Compensation
The Company’s executive officers, members of senior management and other employees are eligible for equity grants, typically in the form of stock options, as an important element of their total annual compensation. This component is intended to motivate and retain executive officers to improve long-term stock performance. The Compensation Committee believes that equity-based compensation ensures that the Company's executive officers have a continuing stake in the long-term success of the Company. Such options also align the interests of the Company’s executive officers with those of the stockholders by presenting the executive officers with the opportunity to acquire common stock of the Company.

Awards are generally made on an annual basis at year end, or at the time of hire.  In addition, the Compensation Committee may make additional awards throughout the year.  The Compensation Committee granted stock options to each executive officer in 2007 under the Company's Amended and Restated Neurogen 2001 Stock Option Plan.  The annual awards were made in December 2007.  In addition, the Compensation Committee made special grants to 18 employees in January 2007.  The additional retention grants made in January 2007 were made after review with the Company’s compensation consultant regarding the shortfall over time created by the Company’s annual stock option issuances being generally lower than the Company’s industry and in light of the number of options that were underwater.  The Compensation Committee was concerned that the outstanding options were not providing sufficient retentive incentive, which can result in a greater risk of loss of key employees during unstable times.  The Compensation Committee was also concerned about the disparity between longer-term employees and new hires, which underscored the shortfall in value for the longer-term employees.

In determining annual awards, the Compensation Committee uses its previously established option grant guidelines that specify target number of options per position, and then multiplies the targeted number by the actual percentage of corporate goal achievement for the year under the Company’s annual cash incentive plan, which for 2007 was 52.5% achievement.  When making its annual awards, the Compensation Committee also reviews the Company’s option overhang, the Company’s grant run rate and the historical grant practices by executive and Company-wide.  For the Company’s annual 2007 awards made in December 2007, the Compensation Committee reviewed data compiled from the Radford survey that illustrated that the Company’s option grant practices, including the average number of option shares granted and the average option values (using a black scholes calculation), were markedly below the Company’s industry. The Compensation Committee, however, determined to continue to apply the existing grant guidelines and actual corporate performance for fiscal 2007 in determining 2007 option awards.  The grant guidelines for 2007 and prior years are as follows:

Executive Officer Position	Target Option Grant
Chief Executive Officer	60,000
President	50,00
Executive Vice President	35,000
Senior Vice President	30,000

All stock options are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant.  Accordingly, those stock options will have value only if the market price of the common stock increases after that date. Since 2003, the Company’s stock options vest in equal amounts over four years and have a term of five years from each vesting date.  The Company believes this facilitates the retention value of the stock options, minimizes option overhang and helps minimize the accounting expenses associated with the options.

The Compensation Committee in the past has also granted restricted stock awards on occasion.  No restricted stock awards were granted in 2007 and no unvested shares of restricted stock were held by any of the Company’s executive officers as of December 31, 2007.

For 2007, the Compensation Committee delegated to management the authority to grant up to 100,000 options for option grants to new hires and individual grants that are not to exceed 10,000 shares.  The Chief Executive Officer granted a total of 23,000 options during 2007 in accordance with this delegation of authority.

Employment Agreements - Severance and Change of Control Arrangements
In May 2007, the Company entered into amended and restated employment agreements with Mr. Davis, the Company’s then Chief Operating Officer (now Chief Executive Officer), Dr. Hutchison, the Company’s Executive Vice President, Discovery Research, and Dr. Uden, the Company’s Executive Vice President and Head of Research and Development, which amended the previously entered into employment agreements dated December 1, 1997, and the Company entered into employment agreements with Drs. Krause and Chenard, the Company’s Senior Vice Presidents.  The Company’s then Chief Executive Officer, Dr. Koster, was party to an agreement entered into in 2001 that provided more favorable benefits than provided to the other executive officers.  The material terms of the employment agreements for the Company’s executive officers, other than Dr. Koster, are substantially similar.  These agreements provide severance payments and benefits to the Company’s named executive officers in the event of termination of employment (a) by the executive for good reason, (b) by the Company without cause, (c) following a change of control under certain circumstances, (d) upon death or disability and (e) in the event of non-renewal of the agreements.

The Company amended and restated the employment agreements of Mr. Davis, Dr. Uden and Dr. Hutchison to:
•	reflect the target bonus, expressed as a percentage of salary, as then in effect;
•	provide for accelerated vesting of all outstanding options and equity on the first anniversary of the change of control to the extent they have not already vested;
•
provide that in the event of termination without Cause for Good Reason (regardless of whether in connection with a change of control) the portion of the stock options and restricted stock that would vest within one year of the date of such termination, shall be vested as of the date of termination.  This extends the date to one year following termination from the previous date of the December 1 that follows the termination; and

•
provide that in the event of termination without Cause for Good Reason in connection with a change of control shall each be entitled to an additional lump sum payment in an amount equal to the greater of (i)

their then targeted annual bonus or (ii) their targeted annual bonus immediately prior to the Change of control.

The above-described amendments were intended to provide closer parity to the severance benefits common in the industry based upon the advice of the Company’s compensation consultant, Fredrick W. Cooke.

The severance and change of control provisions in the Company’s executive employment agreements are designed to achieve the following objectives. In the normal course of the Company’s business the Company engages in discussions with other organizations regarding possible collaborations or other business combinations that may be in the best long-term interests of the stockholders. The Company’s employment agreements provide for severance compensation if the executive is terminated as result of such combination in order to provide management with incentive for continuity during the transaction and to promote the active consideration of such combinations. Termination of the executive without cause or for good reason also triggers a severance payment due in part to the non-compete and non-solicitation provisions in these employment agreements. These terms are comparable to those offered by companies in industry surveys and reduce management conflicts of interest where a change of control is in the best interests of the Company's stockholders.

Tax Deductibility of Pay

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Tax Code"), places a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to each of its five most highly paid executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. Annual cash incentive compensation, stock option awards and other awards generally are performance-based compensation meeting those requirements and, as such, are fully deductible. The Company’s stock options are designed to be performance based compensation.  To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible. This circumstance has not arisen in the company's history and the Board believes that any such circumstance would be handled on a case-by-case basis.

Compensation of Named Executive Officers

Summary Compensation Table
The following table sets forth information regarding compensation paid during 2007 and 2006 to the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and each of the Company’s other three most highly compensated executive officers for the year ended December 31, 2007 and to one additional executive officer whose employment was terminated prior to December 31, 2007 (collectively the “named executive officers”). The Summary Compensation Table and the Grants of Plan-Based Awards Table should be viewed together to best understand the short and long-term incentive compensation elements of the Company’s program.

For each officer in the table below, the amounts shown in each column represent compensation earned or accrued in 2007 and 2006, whether or not such amounts were actually paid in 2007 and 2006.
Named Executive Officer and Principal Position	Year	Salary ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
(a)	(b)	(c)	(f)	(g)	(i)	(j)
William H. Koster Chief Executive Officer(6)	2007	455,848	433,173	113,962	14,130	1,017,113
	2006	442,571	199,629	179,020	16,294	837,514

Stephen R. Davis President, Executive Vice President, interim Chief Financial Officer and Chief Operating Officer	2007	353,145	544,460	65,091	15,222	977,918
	2006	312,395	133,086	90,095	24,920	560,496

Alan J. Hutchison Executive Vice President, Discovery Research	2007	323,355	405,587	61,599	15,222	805,763
	2006	313,938	116,450	78,076	24,920	533,384

James E. Krause Senior Vice President, Biology	2007	270,842	338,908	48,074	15,161	672,985
	2006	262,953	99,814	58,770	24,832	446,369

Bertrand L. Chenard Senior Vice President, Chemistry	2007	262,650	338,908	43,666	15,144	660,368
	2006	255,000	99,814	55,718	62,470	473,002

Stephen Uden Executive Vice President and Head of Research and Development(7)	2007	246,855	366,966	0	15,143	628,964
	2006	338,350	133,086	102,317	25,460	599,213

______________
Notes:
(1)	No bonuses were paid to any named executive officer in 2007 except as part of a non-equity incentive plan, as shown in column (g).
(2)
Represents the compensation expense of stock options granted in the current and prior years for financial reporting purposes for the year ended December 31, 2007 under SFAS 123(R).  See Note 7 to the Company's consolidated financial statements, as set forth in the Company's 2007 Form 10-K for the assumptions made in determining SFAS 123(R) values, except that for purposes of the amounts shown, no forfeitures were assumed to take place.

(3)	The amount reported in this column reflects the value of cash incentive bonuses earned in the year reported but paid in the following year under the Company’s Annual Cash Incentive Plan.
(4)	All Other Compensation for fiscal 2007, as shown in column (i), is detailed in the table below.
(5)	Dr. Koster retired as President and Chief Executive Officer of Neurogen in February 2008.
(6)	Dr. Uden’s employment terminated on September 14, 2007, and as a result, Dr. Uden was not eligible to receive a bonus for fiscal 2007.

All Other Compensation
The table below sets forth each element comprising each named executive officer’s “All Other Compensation” for 2007 from the Summary Compensation Table, above.
Named Executive Officer	Life, Accidental Death and Dismemberment Insurance Premiums ($)	401(k) Match ($)	Total ($)
William H. Koster	630	13,500	14,130
Stephen R. Davis	1,722	13,500	15,222
Alan J. Hutchison	1,722	13,500	15,222
James E. Krause	1,661	13,500	15,161
Bertrand L. Chenard	1,644	13,500	15,144
Stephen Uden (1)	1,643	13,500	15,143

______________
Notes:
(1)	Dr. Uden’s employment terminated on September 14, 2007.

Grants of Plan-Based Awards as of December 31, 2007
The following table shows the grants of awards made pursuant to the Neurogen Corporation 2001 Stock Option Plan to each named executive officer in 2007.
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options(1) (#)(1)	Exercise Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Options(3) ($)(3)
		Threshold(4) ($)	Target(4) ($)	Maximum(4) ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William H.Koster	1/17/07	-	228,000	-	90,000	6.20	322,608
	12/20/07	-	-	-	31,500	3.56	60,979

Stephen R. Davis	1/17/07	-	122,850	-	120,000	6.20	430,141
	12/20/07	-	-	-	26,250	3.56	50,818

Alan J. Hutchison	1/17/07	-	96,900	-	90,000	6.20	322,608
	12/20/07	-	-	-	18,375	3.56	35,571

James E. Krause	1/17/07	-	67,750	-	75,000	6.20	268,835
	12/20/07	-	-	-	15,750	3.56	30,491

Bertrand L. Chenard	1/17/07	-	65,750	-	75,000	6.20	268,835
	12/20/07	-	-	-	15,750	3.56	30,491

Stephen Uden	1/17/07	-	86,400	-	90,000	6.20	322,604

______________
Notes:
(1)	Stock options granted in 2007 vest in 25% increments beginning on the first anniversary of the grant and on each anniversary thereafter. They expire in increments 5 years from each date of vesting.
(2)	The exercise price is equal to the closing market price of the Company's Common Stock on the date of grant.
(3)	Represents the grant date fair value of awards in accordance with SFAS 123(R).
(4)
Represents potential payments made under the Company’s annual cash incentive plan for fiscal 2007.  The employment agreements of the Company’s executive officers specify the target awards payable, as a percentage of base salary, which range from 25% to 50% of base salary. There is no threshold or minimum amount that may be awarded nor is there a maximum amount that may be awarded.  Awards are payable based on achievement of corporate objectives and individual objectives, with varying weighting based on position.  The corporate objectives can be assessed an achievement percentage from 1 to 150% by the Compensation Committee.  Actual awards made in 2007 are shown in column (g) of the Summary Compensation Table. For a further discussion of the Company’s annual cash incentive plan, see the “Compensation Discussion and Analysis.”

Outstanding Equity Awards at December 31, 2007
The following table shows the number and value of stock options (exercisable and not) held on December 31, 2007 by the named executive officers.  There were no vested restricted shares held on December 31, 2007 by any of the named executive officers.

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Option Vesting Date
(a)		(b)	(c)	(e)	(f)
William H. Koster	9/4/2001	400,000	-	19.39	9/4/2011	(1)
	5/1/2002	3,750	-	17.48	5/1/2008	5/1/2003
	5/1/2002	3,750	-	17.48	5/1/2009	5/1/2004
	5/1/2002	3,750	-	17.48	5/1/2010	5/1/2005
	12/19/2002	10,500	-	3.87	12/19/2008	12/19/2003
	12/19/2002	10,500	-	3.87	12/19/2009	12/19/2004
	12/19/2002	10,500	-	3.87	12/19/2010	12/19/2005
	12/19/2002	10,500	-	3.87	12/19/2011	12/19/2006
	12/15/2003	13,500	-	8.79	12/15/2008	12/15/2004
	12/15/2003	13,500	-	8.79	12/15/2010	12/15/2005
	12/15/2003	13,500	-	8.79	12/15/2011	12/15/2006
	12/15/2003	13,500	-	8.79	12/15/2012	12/15/2007
	12/21/2004	30,000	-	9.05	12/21/2010	12/21/2005
	12/21/2004	30,000	-	9.05	12/21/2011	12/21/2006
	12/21/2004	30,000	-	9.05	12/21/2012	12/21/2007
	12/21/2004	-	30,000	9.05	12/21/2013	12/21/2008
	12/16/2005	11,880	-	7.88	12/16/2011	12/16/2006
	12/16/2005	11,880	-	7.88	12/16/2012	12/16/2007
	12/16/2005	-	11,880	7.88	12/16/2013	12/16/2008
	12/16/2005	-	11,880	7.88	12/16/2014	12/16/2009
	12/15/2006	13,650	-	5.78	12/15/2012	12/15/2007
	12/15/2006	-	13,650	5.78	12/15/2013	12/15/2008
	12/15/2006	-	13,650	5.78	12/15/2014	12/15/2009
	12/15/2006	-	13,650	5.78	12/15/2015	12/15/2010
	1/17/2007	-	90,000	6.20	1/17/2015	1/17/2010
	12/20/2007	-	7,875	3.56	12/20/2013	12/20/2008
	12/20/2007	-	7,875	3.56	12/20/2014	12/20/2009
	12/20/2007	-	7,875	3.56	12/20/2015	12/20/2010
	12/20/2007	-	7,876	3.56	12/20/2016	12/20/2011

Stephen R. Davis	12/31/1998	15,750	-	17.50	12/31/2008	(2)
	12/19/2002	8,750	-	3.87	12/19/2010	12/19/2005
	12/19/2002	8750	-	3.87	12/19/2011	12/19/2006
	12/15/2003	7,875	-	8.79	12/15/2009	12/15/2004
	12/15/2003	7,875	-	8.79	12/15/2010	12/15/2005
	12/15/2003	7,875	-	8.79	12/15/2011	12/15/2006
	12/15/2003	7,875		8.79	12/15/2012	12/15/2007
	12/21/2004	25,000		9.05	12/21/2010	12/21/2005
	12/21/2004	25,000		9.05	12/21/2011	12/21/2006
	12/21/2004	25,000		9.05	12/21/2012	12/21/2007
	12/21/2004	-	25,000	9.05	12/21/2013	12/21/2008
	12/16/2005	6,930	-	7.88	12/16/2011	12/16/2006
	12/16/2005	6,930	-	7.88	12/16/2012	12/16/2007
	12/16/2005	-	6,930	7.88	12/16/2013	12/16/2008
	12/16/2005	-	6,930	7.88	12/16/2014	12/16/2009
	12/15/2006	9,100	-	5.78	12/15/2012	12/15/2007
	12/15/2006	-	9,100	5.78	12/15/2013	12/15/2008
	12/15/2006	-	9,100	5.78	12/15/2014	12/15/2009
	12/15/2006	-	9,100	5.78	12/15/2015	12/15/2010
	1/17/2007	-	120,000	6.20	1/17/2015	1/17/2010
	12/20/2007	-	6,563	3.56	12/20/2013	12/20/2008
	12/20/2007	-	6,563	3.56	12/20/2014	12/20/2009
	12/20/2007	-	6,562	3.56	12/20/2015	12/20/2010
	12/20/2007	-	6,562	3.56	12/20/2016	12/20/2011

Stephen Uden(3)	6/27/2005	40,000	-	7.00	3/14/2008	6/27/2006
	6/27/2005	40,000	-	7.00	3/14/2008	6/27/2007
	12/16/2005	3,960	-	7.88	3/14/2008	12/16/2006

Alan J. Hutchison	12/31/1998	18,750	-	17.50	12/31/2008	(2)
	9/4/2001	5,000	-	19.39	9/4/2008	9/4/2003
	9/4/2001	5,000	-	19.39	9/4/2009	9/4/2004
	9/4/2001	5,000		19.30	9/4/2010	9/4/2005
	12/31/2001	3,750	-	17.48	12/31/2008	12/31/2003
	12/31/2001	3,750	-	17.48	12/31/2009	12/31/2004
	12/31/2001	3,750	-	17.48	12/31/2010	12/31/2005
	12/19/2002	1,250	-	3.87	12/19/2008	12/19/2003
	12/19/2002	1,250	-	3.87	12/19/2009	12/19/2004
	12/19/2002	1,250	-	3.87	12/19/2010	12/19/2005
	12/19/2002	1,250	-	3.87	12/19/2011	12/19/2006
	12/15/2003	7,875	-	8.79	12/15/2009	12/15/2004
	12/15/2003	7,875	-	8.79	12/15/2010	12/15/2005
	12/15/2003	7,875	-	8.79	12/15/2011	12/15/2006
	12/15/2003	7,875	-	8.79	12/15/2012	12/15/2007
	5/21/2004	12,500	-	9.50	5/21/2010	5/21/2005
	5/21/2004	12,500	-	9.50	5/21/2011	5/21/2006
	5/21/2004	12,500	-	9.50	5/21/2012	5/21/2007
	5/21/2004	-	12,500	9.50	5/21/2013	5/21/2008
	12/21/2004	7,000	-	9.05	12/21/2010	12/21/2005
	12/21/2004	7,000	-	9.05	12/21/2011	12/21/2006
	12/21/2004	7,000	-	9.05	12/21/2012	12/21/2007
	12/21/2004	-	7,000	9.05	12/21/2013	12/21/2008
	12/16/2005	6,930	-	7.88	12/16/2011	12/16/2006
	12/16/2005	6,930	-	7.88	12/16/2012	12/16/2007
	12/16/2005	-	6,930	7.88	12/16/2013	12/16/2008
	12/16/2005	-	6,930	7.88	12/16/2014	12/16/2009
	12/15/2006	7,963	-	5.78	12/15/2012	12/15/2007
	12/15/2006	-	7,963	5.78	12/15/2013	12/15/2008
	12/15/2006	-	7,962	5.78	12/15/2014	12/15/2009
	12/15/2006	-	7,962	5.78	12/15/2015	12/15/20010
	1/17/2007	-	90,000	6.20	1/17/2015	1/17/2010
	12/20/2007	-	4,594	3.56	12/20/2013	12/20/2008
	12/20/2007	-	4,594	3.56	12/20/2014	12/20/2009
	12/20/2007	-	4,594	3.56	12/20/2015	12/20/2010
	12/20/2007	-	4,593	3.56	12/20/2016	12/20/2011

James E. Krause	12/31/1998	7,500	-	17.50	12/31/2008	(2)
	9/4/2001	5,000	-	19.39	9/4/2008	9/4/2003
	9/4/2001	5,000	-	19.39	9/4/2009	9/4/2004
	9/4/2001	5,000	-	19.39	9/4/2010	9/4/2005
	12/31/2001	1,250	-	17.48	12/31/2008	12/31/2003
	12/31/2001	1,250	-	17.48	12/31/2009	12/31/2004
	12/31/2001	1,250	-	17.48	12/31/2010	12/31/2005
	12/19/2002	3,750	-	3.87	12/19/2008	12/19/2003
	12/19/2002	3,750	-	3.87	12/19/2009	12/19/2004
	12/19/2002	3,750	-	3.87	12/19/2010	12/19/2005
	12/19/2002	3,750	-	3.87	12/19/2011	12/19/2006
	12/15/2003	6,750	-	8.79	12/15/2009	12/15/2004
	12/15/2003	6,750	-	8.79	12/15/2010	12/15/2005
	12/15/2003	6,750	-	8.79	12/15/2011	12/15/2006
	12/15/2003	6,750	-	8.79	12/15/2012	12/15/2007
	5/21/2004	12,500	-	9.50	5/21/2010	5/21/2005
	5/21/2004	12,500	-	9.50	5/21/2011	5/21/2006
	5/21/2004	12,500	-	9.50	5/21/2012	5/21/2007
	5/21/2004	-	12,500	9.50	5/21/2013	5/21/2008
	12/21/2004	6,000	-	9.05	12/21/2010	12/21/2005
	12/21/2004	6,000	-	9.05	12/21/2011	12/21/2006
	12/21/2004	6,000	-	9.05	12/21/2012	12/21/2007
	12/21/2004	-	6,000	9.05	12/21/2013	12/21/2008
	12/16/2005	5,940	-	7.88	12/16/2011	12/16/2006
	12/16/2005	5,940	-	7.88	12/16/2012	12/16/2007
	12/16/2005	-	5,940	7.88	12/16/2013	12/16/2008
	12/16/2005	-	5,940	7.88	12/16/2014	12/16/2009
	12/15/2006	6,825	-	5.78	12/15/2012	12/15/2007
	12/15/2006	-	6,825	5.78	12/15/2013	12/15/2008
	12/15/2006	-	6,825	5.78	12/15/2014	12/15/2009
	12/15/2006	-	6,825	5.78	12/15/2015	12/15/2010
	1/17/2007	-	75,000 ,96	6.20	1/17/2015	01/17/2010
	12/20/2007	-	3,938	3.56	12/20/2013	12/20/2008
	12/20/2007	-	3,938	3.56	12/20/2014	12/20/2009
	12/20/2007	-	3,937	3.56	12/20/2015	12/20/20010
	12/20/2007	-	3,937	3.56	12/20/2016	12/20/2011
Bertrand L. Chenard	9/24/2001	40,000	-	15.25	9/24/2011	(1)
	12/31/2001	1,000	-	17.48	12/31/200812	12/31/2003
	12/31/2001	1,000	-	17.48	12/31/2009	12/31/2004
	12/31/2001	1,000	-	17.48	12/31/2010	12/31/2005
	12/19/2002	6,250	-	3.87	12/19/2008	12/19/2003
	12/19/2002	6,250	-	3.87	12/19/2009	12/19/2004
	12/19/2002	6,250	-	3.87	12/19/2010	12/19/2005
	12/19/2002	6,250	-	3.87	12/19/2011	12/19/2006
	12/15/2003	5,625	-	8.79	12/15/2009	12/15/2004
	12/15/2003	5,625	-	8.79	12/15/2010	12/15/2005
	12/15/2003	5,625	-	8.79	12/15/2011	12/15/2006
	12/15/2003	5,625	-	8.79	12/15/2012	12/15/2007
	5/21/2004	10,000	-	9.50	5/21/2010	5/21/2005
	5/21/2004	10,000	-	9.50	5/21/2011	5/21/2006
	5/21/2004	10,000		9.50	5/21/2012	5/21/2007
	5/21/2004	-	10,000	9.50	5/21/2013	5/21/2008
	12/21/2004	6,000	-	9.05	12/21/2010	12/21/2005
	12/21/2004	6,000	-	9.05	12/21/2011	12/21/2006
	12/21/2004	6,000	-	9.05	12/21/2012	12/21/2007
	12/21/2004	-	6,000	9.05	12/21/2013	12/21/2008
	12/16/2005	5,940	-	7.88	12/16/2011	12/16/2005
	12/16/2005	5,940	-	7.88	12/16/2012	12/16/2006
	12/16/2005	-	5,940	7.88	12/16/2013	12/16/2007
	12/16/2005	-	5,940	7.88	12/16/2014	12/16/2008
	12/15/2006	6,825	-	5.78	12/15/2012	12/15/2007
	12/15/2006	-	6,825	5.78	12/15/2013	12/15/2008
	12/15/2006	-	6,825	5.78	12/15/2014	12/15/2009
	12/15/2006	-	6,825	5.78	12/15/2015	12/15/2010
	1/17/2007	-	75,000	6.20	1/17/2015	1/17/2010
	12/20/2007	-	3,938	3.56	12/20/2013	12/20/2008
	12/20/2007	-	3,938	3.56	12/20/2014	12/20/2009
	12/20/2007	-	3,937	3.56	12/20/2015	12/20/2010
	12/20/2007	-	3,937	3.56	12/20/2016	12/20/2011
______________
Notes:
(1)	Original grant vested in 5 equal installments on 9/4/2002, 9/4/2003, 9/4/2004, 9/4/2005 and 9/4/2006.
(2)	Original grant vested in 5 equal installments on 12/31/1999, 12/31/2000, 12/31/2001, 12/31/2002 and 12/31/2003.
(3)	Dr. Uden’s employment terminated on 9/14/2007.
(4)	Original grant vested in 5 equal installments on 9/24/2002, 9/24/2003, 9/24/2004, 9/24/2005 and 9/24/2006.

This table provides information regarding outstanding equity awards that have been granted but the ultimate outcomes of which have not yet been realized.

Option Exercises and Stock Vested as of December 31, 2007
The following table shows information concerning the value realized by each named executive officer upon the exercise of stock options and the vesting of restricted shares during 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
(a)	(b)	(c)	(d)	(e)
William H. Koster	-	-	0	0
Stephen R. Davis	6,250	21,563	0	0
Alan J. Hutchison	12,500	43,125	25,000	174,000
James E. Krause	-	-	7,500	23,213
Bertrand L. Chenard	-	-	-	-

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

	Total securities to be issued upon exercise of outstanding options		Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan category	Number	Weighted-average exercise price
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,731,294	$10.42	1,220,304

Equity compensation plans not approved by security holders(2)	7,500	33.38	-

Total	5,738,794	$10.45	1,220,304
______________
Notes:
(1)	Does not give effect to the 1,000,000 additional shares the stockholders are being asked to approve for issuance under the Company’s 2001 Amended and Restated Neurogen 2001 Stock Option Plan.
(2)
Represents 3,000, 3,000 and 1,500 options originally granted to three of the Company’s directors, Dr. Felix J. Baker, Mr. Julian C. Baker and Dr. John Simon, respectively, on September 25, 2000.  The options are fully vested and expire on September 25, 2010.

Terms and Conditions of Certain Employment and Severance Agreements; Change of Control

Employment Agreements
The Company has entered into employment agreements with each of its executive officers that provide certain payments and benefits in the event that the executive is terminated without cause or disability (as defined below) or the executive terminates his employment for good reason (as defined below).

Mr. Stephen Davis and Drs. Alan Hutchison, Bertrand Chenard, James Krause and Stephen Uden.
In May 2007, the Company entered into amended and restated employment agreements with Mr. Davis, the Company’s Chief Executive Officer, Dr. Hutchison, the Company’s Executive Vice President, Discovery Research, and Dr. Uden, the Company’s former Executive Vice President and Head of Research and Development, which amended the previously entered into employment agreements dated December 1, 1997, and the Company entered into employment agreements with Drs. Krause and Chenard the Company’s Senior Vice Presidents.  All of these agreements are on substantially similar terms.

Each of the executive employment agreements are one-year renewable employment agreements (other than Mr. Davis and Dr. Hutchison, whose agreements are for two year terms). The employment agreements provide for additional payments to be made to the executive upon the termination of his employment for any of the following reasons:

Each of the executive employment agreements are one-year renewable employment agreements (other than Mr. Davis and Dr. Hutchison, whose agreements are for two year terms). The employment agreements provide for additional payments to be made to the executive upon the termination of his employment for any of the following reasons:

•
If the executive is terminated without cause, or if the executive terminates his employment for good reason not in connection with a change of control, he will be entitled to: (i) a lump sum payment in an amount equal to his base salary, (ii) continuation of the health and welfare benefits (or the economic equivalent thereof) for one year after the termination and (iii) the right to exercise immediately any stock options and to freely trade any restricted stock that, but for such termination, would have become exercisable or tradable, as the case may be, within one year of the date of such termination.

•
In addition to the foregoing, if the executive (other than Dr. Uden) is terminated without cause or terminates his employment for good reason as a result of a change of control (as defined below) (including without limitation any termination within two years of a change of control) then he shall also be entitled to a lump sum payment in an amount equal to the greater of: (i) his then targeted annual bonus or (ii) his annual bonus immediately prior to the change of control.  Dr. Uden’s and Mr. Davis’s employment agreements further provide that in the event of a change of control, on the first annual anniversary of the effective date of such change of control, all stock options granted to Dr. Uden or Mr. Davis prior to the effective date of the change of control that have not otherwise vested or expired shall automatically vest and be exercisable by Dr. Uden or Mr. Davis, as applicable.

•
If the executive’s employment is terminated due to disability, the executive will be entitled to: (i) continuation of payment of his base salary until he commences to receive payments under the Company’s long-term disability plan, (ii) continuation of the health and welfare benefits (or the economic equivalent thereof) for one year after the date of termination and (iii) the right to exercise immediately that proportion of the stock options which would become exercisable on or before the December 1 immediately following the date of termination equal to the number of days worked by the executive since the preceding December 1 to the termination date, divided by 365 days.

•
If the Company provides the executive with a notice of non-renewal for the employment agreement in accordance with the notice provisions of the agreement, the executive will be entitled to: (i) continuation of payment of his base salary for a period equal to one year less the number of days notice given by the Company to the executive that it does not wish to extend or further extend the employment agreement, (ii) continuation of the health and welfare benefits (or the economic equivalent) for one year after such termination and (iii) the right to exercise immediately any stock options and to trade freely any restricted stock granted to the executive which, but for such termination, would have become exercisable or freely tradable, as the case may be, on or before the December 1 immediately following the date on which the continuation of his base salary ends; provided, however, that the amounts paid to the executive in the form of continued base salary payments shall be offset on a dollar for dollar basis by any cash, or the fair market value of any non-cash, remuneration, benefit or other entitlement earned, received or receivable by him in connection with the employment of him in any capacity, other than dividends, interest income or other passive investment income earned as a result of an interest in a business or entity of which he owns less than 2% of the beneficial ownership.

The employment agreements restrict the executives from competing with the Company for the term of the agreement and for a period of one year after the termination of the employment.  The agreements automatically renew every year for an additional one-year term (other than Mr. Davis and Dr. Hutchison, whose agreements are for two year terms), unless either party gives notice of termination at least three months prior to the anniversary of the agreement.

Dr. William H. Koster
In February 2008, the Company announced that Dr. Koster, consistent with previously announced succession planning, retired as the Company’s President and Chief Executive Officer. Dr. Koster will remain a member of the Company’s Board of Directors until the Company’s 2008 annual meeting of stockholders. Dr. Koster was not entitled to any payments or benefits under his agreement in connection with his termination.

The employment agreement provided for payments to be made to Dr. Koster upon the termination of his employment for any of the following reasons:

•
If Dr. Koster was terminated without cause (as defined below), or if he terminated his employment for good reason (as defined below), he was entitled to: (i) a lump sum payment in an amount equal to the sum of (A) his base salary through the end of the employment period plus (B) two times his mean average annual bonus during his employment (provided that, if he had not earned an annual bonus prior to termination, the average annual bonus would be treated as $200,000), (ii) continuation of the health and welfare benefits (or the economic equivalent thereof) for one year after the date of termination, (iii) the right to immediately exercise that proportion of the stock options which would become exercisable on or before the December 1 immediately following the date of termination equal to the number of days worked by him since the preceding December 1 to the termination date, divided by 365 days, (iv) an additional portion of the stock options granted to him upon execution of the employment agreement (the “Upfront Stock Options”) would vest equal to the amount of vesting that would have occurred if he had continued working for the Company for two additional years and an additional portion of the restricted stock granted to him upon execution of the employment agreement (the “Upfront Restricted Stock”) would vest equal to the greater of (A) the amount of vesting that would have occurred if he had continued working for the Company for two additional years and (B) 25% of the aggregate of the award and (v) any other compensation and benefits he would have been entitled to under the Company’s benefit  plans and programs; provided that any cash severance payment made to him as a result of his termination would be reduced.

•
In the event Dr. Koster was terminated due to disability, he was entitled to: (i) a lump sum payment in the amount of the product of (A) his mean average annual bonus during his employment (provided that, if he had not earned an annual bonus prior to termination, the average annual bonus would be treated as $200,000) and (B) a fraction, the numerator of which is the number of days in the fiscal year that had elapsed prior to the termination date and the denominator of which is 365, (ii) an additional  portion of his Upfront Stock Options would vest equal to the amount of vesting that would have occurred if he had continued working for the Company for two additional years and an additional portion of the his Upfront Restricted Stock would vest equal to the greater of (A) the amount of vesting that would have occurred if he had continued  working for the Company for two additional years and (B) 25% of the aggregate of such award and (iii) any other compensation and benefits he would have been entitled to under the Company’s benefit plans and programs.

•
If either Dr. Koster or the Company provided notice of non-renewal, in accordance with the notice provisions of the agreement, he was entitled to: (i) a lump sum payment in an amount equal to one times the sum of (A) his base salary and (B) the mean average annual bonus he earned during his employment; provided that such lump sum payment would decrease any other severance payment that he would have been entitled to from the Company.

•
In addition, if Dr. Koster was terminated without cause or terminated his employment for good reason as a result of a change of control (including without limitation any termination within two years of a change of control) then he was also entitled to a lump sum payment in an amount equal to: (i) three times the sum of (A) his base salary and (B) the mean average annual bonus he earned during his employment (provided that, if he had not earned an annual bonus prior to termination, the average annual bonus would be treated as $200,000), (ii) continuation of his health and welfare benefits for 18 months, (iii) 100% vesting in his Upfront Stock Options and any other annual stock option grants which were made under the Neurogen 2001 Stock Option Plan, (iv) an additional portion of his Upfront Restricted Stock would vest equal to the greater of (A) the amount of vesting that would have occurred he had continued working for the Company for two additional years or (B) 50% of such award, (v) any other compensation and benefits he would have been entitled to under the Company’s benefit  plans and programs; provided that any cash severance payment made to him as a result of his termination would be reduced and (vii) an excise tax gross-up not to exceed $5,000,000.

The employment agreement restricts Dr. Koster from competing with the Company for the term of the agreement and for a two year period after termination of his employment. The agreement with Dr. Koster provided for automatic renewal for additional one-year terms, unless either party gave notice of termination at least three months prior to the anniversary of the agreement.

In connection with the Company’s succession plan, Dr. Koster retired from employment in February 2008.  Dr. Koster was not entitled to any payments or benefits under his employment agreement in connection with his retirement.

Definitions.  For purposes of the agreements with the Company’s executives:

“Cause” is generally defined as one of the following: (i) the executive’s conviction for commission of a felony, (ii) any willful act or omission by the executive which constitutes gross misconduct or gross negligence and which results in economic harm to the Company, (iii) the executive’s habitual drug or alcohol abuse, (iv) the executive’s willful failure to perform his duties after notice by the Company, (v) the executive’s participation in any act of dishonesty intended to result in his material personal enrichment at the expense of the Company or (vi) the executive’s failure to substantially comply with the terms of the Proprietary Information and Inventions Agreement between the employee and the Company.

“Good Reason” is generally defined for the executive officers (other than Dr. Koster) as one of the following: (i) the Company permanently relocates its office more than 50 miles, (ii) the executive’s base salary is materially decreased by the Company, (iii) the Company fails to obtain the full assumption of the executive’s employment agreement by a successor entity in the event of an acquisition of the Company or (iv) the Company liquidates or dissolves or sells substantially all of its assets.  “Good Reason” is generally defined for Dr. Koster as one of the following: (i) as a result of any action or inaction by the Company, Dr. Koster suffers a material reduction in his duties, responsibilities or authority, (ii) his base salary or target annual bonus is decreased by the Company, (iii) his primary location for rendering services to the Company is in any state other than Connecticut, Rhode Island, Massachusetts, Vermont, New Hampshire or Maine, (iv) the Company gives notice of non-renewal within one year following a change of control and (v) the Company fails to pay him any amount owed for compensation when due, or provide any benefits he is entitled to, and the breach is not cured within ten days.

“Change of control” is generally defined (i) when any person or persons acting in concert becomes the beneficial  owner of securities of the Company having more than fifty percent of the voting power of the Company’s then-outstanding  securities,  (ii) upon the consummation  of any merger or other business combination of the Company  (a “Transaction”), other than a Transaction immediately following which those persons who were shareholders of the Company and any trustee or fiduciary of any Company employee benefit plan immediately prior to the Transaction own more than fifty percent of  the voting  power, directly or indirectly, of the surviving corporation in any such merger or other business combination, (iii) when, within any twelve month period,  the  persons who were directors immediately before the beginning of such period  shall cease (for any reason other than death) to constitute at least a majority of the Board of Directors of a successor to the Company or (iv) when a plan of  complete liquidation of the Company shall have been adopted or the holders of voting securities of the Company shall have approved an agreement for the sale or disposition by the Company (in one transaction or through a series of transactions) of all or substantially all of the Company’s assets.

Dr. Uden
In September 2007, Dr. Uden’s employment was terminated.  Dr. Uden was not entitled to any payments or benefits under his agreement in connection with his termination.  Since his employment terminated prior to fiscal year end, he is not included in the chart below that quantifies severance and change of control payments and benefits. The employment agreement with Dr. Uden restricts him from competing with the Company for the term of the agreement and for a one year period after termination of his employment.

Drs. Chenard, Hutchison and Krause
As part of the restructuring plan that the Company announced in April 2008, the employment of Drs. Chenard, Hutchison and Krause will terminate in June 2008.  Each will be entitled to payments and benefits in connection with such termination as a “termination without cause” under their employment agreements.

Equity Awards
The Company’s equity incentive plans and award agreements evidencing options and shares of restricted stock granted to its employees, including the named executive officers, provide that all such options and shares of restricted stock shall vest in full upon a change of control (as defined above).

Quantified Payouts
In accordance with the requirements of the rules of the SEC, the following table presents the Company’s reasonable estimate of the benefits payable to the executive officers under their employment agreements. The payments were determined presuming that the following events each occurred on December 31, 2007, the last business day of fiscal 2007: (a) a without cause/good reason termination, (b) disability, (c) notice of non-renewal, (d) a change of control termination and (d) a change of control. Excluded are benefits provided to all employees, such as accrued vacation, and benefits payable by third parties under the Company’s life and disability insurance policies. While the table has been prepared using the Company’s reasonable assumptions regarding the amounts payable, there can be no assurance that in the event of a termination of employment the named executive officers will receive the amounts reflected below:
Name/ Trigger	Cash Severance Amount		Accelerated Vesting of Stock Options(9)	Continuation of Health & Welfare Benefits(10)	Total
William H. Koster(12) Termination without Cause/Good Reason Disability Notice of Non-Renewal Change of Control Termination Change of Control	$720,650 $132,401 $588,249 $ 1,764,747 $0	(1) (2) (3) (4)	$0 $0 $0 $0 $0	$1,274 $1,274 $1,274 $1,911 $0	$721,921 $133,675 $589,523 $6,766,658 $0	(11)
Stephen R. Davis Termination without Cause/Good Reason Disability Notice of Non-Renewal Change of Control Termination Change of Control	$375,000 $187,500 $281,250 $525,000 $0	(5) (6) (7) (8)	$0 $0 $0 $0 $0	$12,052 $12,052 $12,052 $12,052 $0	$387,052 $199,552 $293,302 $537,052 $0
Alan J. Hutchison Termination without Cause/Good Reason Disability Notice of Non-Renewal Change of Control Termination Change of Control	$323,355 $161,678 $242,516 $420,361 $0	(5) (6) (7) (8)	$0 $0 $0 $0 $0	$12,052 $12,052 $12,052 $12,052 $0	$335,407 $173,730 $254,568 $432,413 $0
James E. Krause Termination without Cause/Good Reason Disability Notice of Non-Renewal Change of Control Termination Change of Control	$270,842 $135,421 $203,132 $338,553 $0	(5) (6) (7) (8)	$0 $0 $0 $0 $0	$11,991 $11,991 $11,991 $11,991 $0	$282,833 $147,412 $215,123 $350,544 $0
Bertrand L. Chenard Termination without Cause/Good Reason Disability Notice of Non-Renewal Change of Control Termination Change of Control	$262,650 $131,325 $196,988 $328,312 $0	(5) (6) (7) (8)	$0 $0 $0 $0 $0	$1,644 $1,644 $1,644 $1,644 $0	$264,294 $132,969 $198,632 $329,956 $0
_____________
Notes:
(1)
Represents sum of (i) base salary remaining in his employment term (assuming employment term was to expire on December 31, 2008), (ii) two times his average annual bonus of $132,401. Assumes no other benefits received from the Company’s benefit plans which would reduce the payment and (iii) six months base salary.

(2)
Represents the product of (i) his average annual bonus of $132,401 and (ii) 365/365 (assuming termination occurred December 31, 2007, the last day of the fiscal year). Assumes no other benefits received from the Company’s benefit plans.

(3)	Represents the sum of (i) his base salary and (ii) his average annual bonus of $132,401.
(4)	Represents three times the sum of (i) his base salary and (ii) his average annual bonus of $132,401. Assumes no other benefits received from the Company’s benefit plans which would reduce the payment.
(5)	Represents a lump sum payment equal to one year base salary.
(6)	Represents six months salary as after six months the Company’s disability plan starts to provide payments.
(7)	Represents a continued salary payments for one year, less three months (the minimum notice requirement of non-renewal). Assumes no reduction due to the executive receiving other income.
(8)	Represents an amount equal to the current targeted bonus, which is expressed as a percentage of base salary. For Mr. Davis, the target bonus percentage based on his position as president was used.
(9)
Represents the aggregate value of the acceleration of vesting of the executive’s unvested stock options, based on the spread between the closing price of the Company’s Common Stock ($3.30) on December 31, 2007 and the stock options’ exercise prices.  Since all of the outstanding options held by the named executive offices have an exercise price in excess of $3.30, the value of the appreciation of the stock options is zero.

(10)	The amounts reported in this column for each officer reflect premiums that would be paid by the Company for group health and welfare benefits for twelve months after termination of employment.
(11)	Includes an excise tax “gross-up” payment of $5,000,000, which is the maximum gross-up payment that may be made under Dr. Koster’s agreement.
(12)	Dr. Koster’s employment terminated in February 2008, and Dr. Koster was not entitled to any payments or benefits under his employment agreement.

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

401(k) Plan
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

The current maximum before-tax contribution limit is $15,500 per year (or $20,500 per year for participants age 50 and over). In addition, no more than $230,000 of an employee’s annual compensation may be taken into account in computing benefits under the Plan.

Medical, Dental, Life Insurance and Disability Insurance
Medical, dental, life insurance and disability coverage are available to all full-time employees through the Company’s active employee flexible benefits plan. The Company provides up to three times the amount of an employee’s annual salary or a maximum of $1,000,000, in life insurance coverage and up to a maximum of $15,000 per month in long-term disability coverage. The value of these benefits is not required to be included in the Summary Compensation Table since they are made available to all employees on a Company-wide basis.

Other Paid Time-Off Benefits
The Company provides paid vacation as well as certain paid holidays to all employees, including the named executive officers, and subscribes to industry surveys to use as a benchmark for these benefits.

Director Compensation

 The Company does not pay directors who are also the Company’s employees any additional compensation for their service as directors. Accordingly, for their service as directors, Dr. Koster and Mr. Davis do not receive any additional compensation.

The Compensation Committee reviews the compensation the Company pays to its  non-employee directors. The Committee compares the Board of Directors’ compensation to compensation paid to non-employee directors by similarly sized public companies in similar businesses. The Committee also considers the responsibilities that the Company asks the Board members to assume and the amount of time required to perform those responsibilities. Directors of the Company are also reimbursed for out-of-pocket travel expenses incurred in connection with their attendance at Board meetings and other activities on behalf of the Company.

The following table lists the compensation structure for chairing and serving on the Board and committees of the Board during 2007.

	Annual Retainer Fees		Annual Option Awards
Chairman of the Board	$100,000	(3)	-	-
Chairman of the Audit Committee	$25,000	(2)(3)	2,500	(4)
Chairman of the Compensation, Governance, or Science Committee	$5,000	(3)	2,500	(4)(5)
Member of the Board of Directors	$25,000	(3)	10,000	(1)
Members of Audit, Governance, Compensation, or Science Committee	-		1,500	(4)(5)
______________
Notes:
(1)	Granted in quarterly increments of 2,500 options.
(2)	Annual maximum of $5,000 to a director if a director chairs more than one committee with the exception of the chair of the Audit Committee, who receives $25,000 annually for that position.
(3)	All annual retainers are paid in quarterly installments.
(4)	Granted annually upon appointment to each committee.
(5)	Annual maximum of 5,000 options to a director for committee service.

All options are granted from the 2000 Non-Employee Directors Stock Option Plan at the closing price of the Company’s Common Stock on the date of grant. Annual grants vest in twelve equal installments over one year and expire 10 years from the date of grant. Committee grants vest in three equal installments over three months and expire 10 years from date of grant.

The following table summarizes the compensation of the Company’s directors for the year ended December 31, 2007.

Director Compensation as of December 31, 2007

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) (2) (3) ($)	Total ($)
(a)	(b)	(d)	(h)
Felix J. Baker, Ph.D.	25,000	46,019	71,019
Julian C. Baker	30,000	59,023	89,023
Eran Broshy	30,000	59,023	89,023
Stewart Hen	25,000	53,822	78,822
Jonathan S. Leff	25,000	46,019	71,019
Craig Saxton, M.D.	130,000	64,225	194,225
John Simon, Ph.D.	50,000	59,023	109,023
______________
Notes:
(1)
Represents the compensation costs for financial reporting purposes for the year ended December 31, 2007 under SFAS 123(R). See Note 7  Stock Options and Restricted Stock  in the Company’s consolidated financial statements as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for the assumptions made in determining SFAS 123(R) values, except that for purposes of the amounts shown, no forfeitures were assumed to take place.  Based upon the retirement provisions of the plan documents the full compensation expense is recorded as of the date of grant.  There can be no assurance that the SFAS 123(R) amounts will ever be realized.  The maximum amount of options granted to a single director is 15,000 per year.

(2)
At December 31, 2007, the aggregate number of option awards outstanding was: Dr. Felix J. Baker – 97,535 shares; Mr. Julian C. Baker – 106,535 shares; Mr. Eran Broshy – 73,809 shares; Mr. Stewart Hen – 68,542 shares; Mr. Jonathan S. Leff – 61,042 shares; Dr. Craig Saxton – 158,747 shares and Dr. John. Simon – 91,254 shares.  Dr. Craig Saxton additionally held 25,000 shares of restricted stock at December 31, 2007.

(3)
The SFAS 123(R) aggregate grant date value for all options granted to non-employee directors in the year ended December 31, 2007, was $387,155.  The grant date fair value for the total 11,500, 14,000, 14,000, 13,000, 15,000 and 14,000 options granted to Dr. Felix J. Baker, Mr. Julian C. Baker; Mr. Eran Broshy; Mr. Stewart Hen; Mr. Jonathan S. Leff, Dr. Craig Saxton and Dr. John. Simon, respectively, is equal to the compensation expense reported in the table above for such persons as a result of the retirement provisions of the plan documents applicable to these options.

Compensation information for the Company’s employee directors, Dr. William H. Koster and Mr. Stephen R. Davis, is included in the Summary Compensation Table.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2007 Annual Report on Form 10-K and in the Company’s proxy statement for the 2008 annual meeting of stockholders.

Compensation Committee

Julian Baker, Chair

Stewart Hen	Craig Saxton	John Simon

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plan

Incorporated by reference to Item 5 of the Company's Annual Report on Form 10-K for the period ended December 31, 2007.

Security Ownership of Certain Beneficial Owners and Management

The table below reflects the number of shares beneficially owned by (a) each director of the Company; (b) each executive officer of the Company named in the Summary Compensation Table; (c) all current directors and executive officers as a group; and (d) each person or group known to the Company to own more than 5% of the outstanding shares of Neurogen Common Stock. Unless otherwise noted the information is stated as April 2, 2008 and the beneficial owners exercise sole voting and investment power over the shares. Shares of Common Stock outstanding on April 2, 2008 were 42,051,770.
Name and Address of Beneficial Owner	Shares Owned including Options Exercisable within 60 days of April 2, 2008(1)		Right to Acquire Beneficial Ownership under Options Exercisable within 60 days of April 2 2008	Percent of Common Stock owned
Warburg Pincus & Co. (2)	8,571,429	(2)		20.4
466 Lexington Avenue
New York, NY 10017
Andrew H. Tisch (3	947,108			2.3
Daniel R. Tisch (3)	947,108			2.3
James S. Tisch)	947,108			2.3
Thomas J. Tisch (3)	1,247,108			3.0
Joan H. Tisch (3)	24,100			0.1
Columbia Wanger Asset Management, L.P. (4)	3,375,000			8.0

227 W. Monroe Street, Suite 3000 Chicago, IL 60606
Wellington Management Company, LLP (5)	3,240,018			7.7
75 State Street Boston, MA 02109
Pfizer Inc. (6)	2,846,000			6.8
235 East 42nd Street
New York, NY 10017
BlackRock Financial Management, Inc. (7)	2,447,737			5.8
40 East 52nd Street
New York, NY 10022
All current officers and directors as a group (13 persons)	7,518,056	(9)	1,979,015	17.9
William H. Koster, Ph.D.	773,026		652,660	1.8
Stephen R. Davis	225,588		162,710	*
Alan J. Hutchison, Ph.D.	186,052		174,323	*
Bertrand L. Chenard, Ph.D.	174,973		167,955	*
Stephen Uden	0		0
James E. Krause, Ph.D.	182,031		154,955	*
Felix J. Baker, Ph.D.	5,310,305	(8)	100,035	12.6
Julian C. Baker	5,330,813	(8)	109,035	12.7
Eran Broshy	76,309		76,309	*
Stewart Hen	71,042		71,042	*
John LaMattina	824		824	*
Jonathan S. Leff	63,542		63,542	*
Craig Saxton, M.D.	176,871	(9)	151,871	*
John Simon, Ph.D.	152,258		93,754	*

______________
Notes:
*	Less than 1% of the outstanding shares of common stock.
(1)
The holders of Exchange Series A Preferred Stock do not have any voting rights with respect to such shares or the associated warrants and thus such shares and warrants are not reflected in the above table. See “Related Party Transactions”.

(2)
Based on a Schedule 13D/A filed with the SEC on April 14 2008, reporting beneficial ownership as of April 11, 2008, by Warburg Pincus Private Equity VIII, L.P., (“WP VII LP”), Warburg Pincus LLC, the manager of each Investor defined below (“WP LLC”), Warburg Pincus Partners LLC, (WP Partners LLC”) , Warburg Pincus & Co., the sole general partner of WP VIII and the managing member of WP Partners (“WP”) and Messrs. Charles R. Kaye and Joseph P. Landy, each a Managing General Partner of WP and Co-President and Managing Member of WP LLC.  Due to their respective relationships with Warburg and each other, each of WP IX LLC, WP LLC, WPP LLC, WP, Mr. Kaye and Mr. Landy may be deemed to beneficially own, and each  report shared voting and shared dispositive power with respect to, an aggregate of 8,571,429 shares of Common Stock (the “WP Shares”), excluding 7,499,973 shares of Common Stock issuable upon the exchange of the 192,307 shares of Series A Preferred Stock and exercise of Warrants to purchase Common Stock beneficially owned by Warburg Pincus Private Equity VIII, L.P. reported as beneficially owned in the Schedule 13D/A, The WP Shares include the holdings of Warburg Pincus Netherlands Private Equity VIII C.V. I (“WPNPE”) and WP-WPVIII Investors L.P. (WPVIII).  Each of WP VII LP, WP LLC, WP, WP Partners LLC, Mr. Kaye and Mr. Landy disclaim beneficial ownership of all shares of the Common Stock except to the extent of any indirect pecuniary interest therein.

(3)
Based on Schedule 13G/A with the SEC on February 13, 2007, reporting beneficial ownership as of December 31, 2006, by Andrew H. Tisch, Daniel R. Tisch, James H. Tisch, Thomas J. Tisch and Joan H. Tisch.  The shares held by Andrew H. Tisch include 532,094 shares held directly by Andrew H. Tisch, 126,153 shares held by Andrew H. Tisch 1995 Issue Trust 1, 126,152 shares held by Andrew H. Tisch 1995 Issue Trust 2 and 162,709 shares held by the Andrew H. Tisch 2005 Annuity Trust II as to which Andrew H. Tisch has sole voting and sole dispositive power.  The shares held by Daniel R. Tisch include 532,094 shares held directly by Daniel R. Tisch, 252,305 shares held by the Daniel R. Tisch 1999 Issue Trust and 162,709 shares held by the Daniel R. Tisch 2005 Annuity Trust II as to which Daniel R. Tisch has sole voting and sole dispositive power.  The shares held by James H. Tisch include 532,094 held directly by James H. Tisch, 252,305 shares  held by the James S. Tisch 1995 Issue Trust and 162,709 shares held by the James S. Tisch 2005 Annuity Trust II as to which James S. Tisch has sole voting and sole dispositive power.  Joan H. Tisch holds 24,100 shares as to which she has sole voting and dispositive power.  The shares held by Thomas J. Tisch include 532,094 held directly by Thomas J. Tisch, 252,305 shares held by the Thomas J. Tisch 1994 Issue Trust, 162,709 shares held by the Thomas J. Tisch 2004 Annuity Trust II and 300,000 shares held by Four-Fourteen Partners, LLC as to which Thomas J. Tisch has sole voting and sole dispositive power.  By virtue of their status as trustees of the respective Annuity Trusts and Issue Trusts referred to above, each of Andrew H. Tisch, Daniel R. Tisch, James S. Tisch and Thomas J. Tisch may be deemed to be the beneficial owner of securities held by those trusts.  By virtue of his status as manager of Four-Fourteen Partners, LLC, Thomas J. Tisch may be deemed to be the beneficial owner of securities owned by Four-Fourteen Partners, LLC.   Each of Andrew H. Tisch, Daniel R. Tisch, James S. Tisch, Joan H. Tisch and Thomas J. Tisch disclaims that he or she and any other person or persons in fact constitute a "group" for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, or Rule 13d-5 thereunder or that he is the beneficial owner of, or has a pecuniary interest in, any securities owned by any other person.  The address of each person is 667 Madison Ave., 7th Floor, New York, NY 10021, except for Daniel R. Tisch, whose address is 500 Park Ave., New York, NY 10022.

(4)
Based on a Schedule 13G filed with the SEC on January 23, 2008 reporting beneficial ownership as of December 31, 2007 by Columbia Wanger Asset Management, L.P., which acts as an investment adviser and  is deemed to have sole voting and sole dispositive power with respect to these shares.  Includes shares held by Columbia Acorn Trust (CAT), a Massachusetts business trust that is advised by the reporting person.  CAT is deemed to own 6.43% of the Common Stock.

(5)
Based on a Schedule 13G filed with the SEC on February 14, 2008 reporting beneficial ownership as of December 31, 2007 by Wellington Management Company, LLP (“Wellington Management”).  In its capacity as an investment advisor, Wellington Management may be deemed to beneficially own 3,240,018 shares of the Company which are held of record by clients of Wellington Management and includes 2,472,400 shares which Wellington is deemed to have shared power to vote or direct the vote and 3,184,318 shares which Wellington Management is deemed to have shared power to disposed or direct the disposition.

(6)
Based on a Schedule 13D/A filed with the SEC on February 14, 2005 which reported beneficial ownership as of December 13, 2005 by Pfizer Inc., is deemed to have sole voting power and sole dispositive power with respect to these shares.

(7)
Based on a Schedule 13G filed with the SEC on February 8, 2008 reporting beneficial ownership as of December 31, 2007 by BlackRock, Inc., a Delaware corporation (“BlackRock”) , an investment adviser and the parent holding company for a number of investment management subsidiaries, including BlackRock Advisors LLC, BlackRock Investment Management LLC and BlackRock (Channel Islands) Ltd.  BlackRock is deemed to have shared voting and shared dispositive power with respect to these shares.

(8)
Based on a Schedule 13D/A filed with the SEC on April 15, 2008, reporting beneficial ownership as of April 11, 2008 by Julian C. Baker (“J. Baker”) and Felix J. Baker (“F. Baker”).  Includes 16,200 shares held directly by J. Baker as to which he has sole voting as dispositive power, 4,692 shares held directly by F. Baker as to which he has sole voting and dispositive power and 210,556 shares held by Baker/Tisch Investments, L.P., 230,162 shares held by Baker Bros. Investments, L.P., 203,190 shares held by Baker Bros. Investments II, L.P., 2,195,509 shares held by Baker Biotech Fund I, L.P., 2,307,661 shares held by Baker Brothers Life Sciences, L.P., 58,500 shares held by FBB Associates as to which J. Baker and F. Baker have shared voting and shared dispositive power.  Excluding 1,956,825 held by Baker Biotech Fund I, L.P., 181,116 shares held by Baker Bros Investments II, L.P., 205,140 shares held by Baker Bros Investments, L.P., 2,056,743 shares held by Baker Brothers Life Sciences, L.P. and 187,668 shares held by Baker Tisch Investments, L.P. issuable upon the exchange of shares of Series A Preferred Stock and exercise of Warrants to purchase Common Stock reported as beneficially owned in the Schedule 13D/A.  By virtue of their ownership of entities that have power to control the investment decisions of the limited partnerships listed above, J. Baker and F. Baker may each be deemed to be the beneficial owners of the shares owned by such entities.  J. Baker and F. Baker are also sole partners of FBB Associates, a general partnership and as such may be deemed to be beneficial owners of shares owned by FBB Associates.  The address for J. Baker, F. Baker and each entity listed above is 667 Madison Avenue, 17th Floor, New York, NY 10065.

(9)	Includes 25,000 shares of unvested restricted stock. Excludes shares beneficially owned by Stephen Uden who is no longer employed by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions Policy and Procedures

Under the Company’s Bylaws, as amended (the “Bylaws”), a transaction is not void or voidable solely for being a related party transaction (as defined below) if: (i) the material facts as to the related party’s relationship and as to the related party transaction are disclosed or are known to the Board of Directors or the committee approving the related party transaction, and the Board or committee in good faith authorizes the related party transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors comprise less than a quorum; or (ii) the material facts as to the related party’s relationship or interest and as to the related party transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (iii) the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified by the Board of Directors, a committee thereof or the stockholders.

A “related party” is any of the Company’s directors or officers, or corporation, partnership, association or other organization in which one or more of the Company’s directors or officers are directors or officers or have a financial interest.  A “related party transaction” is a contract or transaction between the Company and one or more related parties.

In addition, the Company has adopted a written Code of Business Conduct and Ethics pursuant to which the Audit Committee must approve all material related-party transactions involving an executive officer or director. The Code of Business Conduct and Ethics requires all such transactions to be publicly disclosed as required by applicable laws and regulations. A copy of the Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.neurogen.com.

Related Person Transactions

On April 7, 2008, the Company entered into a financing transaction, the Financing Transaction, with selected institutional investors pursuant to which the Company agreed to issue and sell up to an aggregate of 981,411 shares of the Company’s non-voting  Series A Exchangeable Preferred Stock and Warrants to purchase the Company’s Common Stock at an aggregate price of $31.20 for one share of Exchangeable Preferred Stock and one Warrant.  For descriptive purposes, the Exchangeable Preferred Stock and Warrants may be denominated in Units, with each Unit consisting of one share of Exchangeable Preferred Stock and one Warrant exercisable for a number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which one share of Series A Exchangeable Preferred Stock is exchangeable.  The aggregate proceeds from the Financing Transaction were $30,620,023.  The transaction closed on April 11, 2008.

The following directors of the Company were members or directors of the investors in the Financing Transaction and therefore were considered related parties: (i) Felix J. Baker, Ph.D., Managing Member, Baker Bros. Advisors, LLC; (ii) Julian C. Baker, Managing Member, Baker Bros. Advisors LLC; (iii) Stewart Hen, Managing Director, Warburg Pincus LCC; and (iv) Jonathan S. Leff, Managing Director, Warburg Pincus LLC.  Each of Baker Bros. Advisors LLC and Warburg Pincus LLC, and their affiliated entities, are greater than 5% holders of the Company’s common stock.  In addition, entities affiliated with the Tisch family members, who collectively hold greater than 5% of common stock, also participated in the Financing Transaction.  See “Security Ownership of Certain Beneficial Owners And Management.”  In addition, John Simon, Ph.D., a director of the Company, purchased Units in the Financing Transaction.  The names of the investors affiliated with the related parties, the number of Units purchased by each such investor in the Financing Transaction and the number of shares of Common Stock into which such Units may be converted are presented in the table below.

Name of Investor	Number of Units Purchased	Shares of Common Stock Issuable Upon Exchange of Series A Exchangeable Preferred Stock	Shares of Common Stock Issuable Upon Exercise of Warrants
Baker Bros. Advisors, LLC	117,628	3,058,328	1,529,164
Warburg Pincus LLC	192,307	4,999,982	2,499,991
Four-Fourteen Partners, L.L.C. (1)	96,154	2,500,004	1,250,002
John Simon, Ph.D.	9,615	249,990	124,995
______________
Notes:
(1) Entity affiliated with the Tisch family members, who hold shares of the Company’s common stock.

The Board of Directors considered the material facts as to the related parties’ relationships with the investors and as to the related party nature of the Financing Transaction.  Taking these facts into account, the Board of Directors determined the Financing Transaction to be the Company’s best interest and approved the general terms of the Financing Transaction.  In addition, the Board of Directors authorized an ad hoc Finance Committee, comprised of Eran Broshy, Stephen R. Davis, Craig Saxton and John Simon, to determine and approve the specific terms of the Financing Transaction.  A majority of the disinterested directors on the Finance Committee approved the specific terms of the Financing Transaction and John Simon recused himself from the vote.  The Company believes that the terms of the Financing Transaction were at least as favorable to the Company as could have been obtained through arm’s-length negotiations with unaffiliated third parties.

The Company inquired of related party transactions through the annual director and officer questionnaires and determined that, other than the Financing Transaction, there were no related party transactions as defined under Item 404 of Regulation S-K of the Securities Exchange Act of 1934, as amended.

Independence of the Board of Directors

Rules promulgated by the National Association of Securities Dealers, Inc. (“NASD”) for companies listed on the NASDAQ Stock Market LLC (“NASDAQ”) require that a majority of the members of a listed company’s board of directors qualify as “independent,” as affirmatively determined by the board of directors. Upon reviewing all relevant transactions or relationships between each director (and his or her family members) and the Company, its senior management and its independent registered public accountants, the Board has affirmatively determined that eight of the Company’s nine directors currently serving on the Board are “independent” within the meaning of the applicable NASDAQ rules. Stephen R. Davis, the Company’s President and Chief Executive Officer is not “independent” within the meaning of the NASDAQ rules. In making its independence determinations, the board considered all relationships between the Company and the director and the director’s family members, including:

•           For Felix Baker, Julian Baker, Steward Hen, Jonathan Leff and John Simon, their direct or indirect interest in the recent financing transaction described under “Related Party Transactions.”  Each of these directors was determined to be independent by the Company’s Board.

ITEM 14. PRINCIPAL ACCOUNTING  FEES AND SERVICES

The aggregate fees billed for professional services rendered by the Company’s independent registered public accountants, PricewaterhouseCoopers LLP, for 2007 and 2006 were as follows:

Audit Fees
The aggregate fees for the audit of the Company’s annual consolidated financial statements and its internal controls over financial reporting, reviews of the quarterly consolidated financial statements included in Forms 10-Q filed with the SEC, and services provided in connection with regulatory filings were $365,430 and $450,700 for 2007 and 2006, respectively.

Audit-Related Fees
The aggregate fees related to the performance of the audits and reviews of the Company’s employee benefit plans and consultation concerning financial accounting and reporting standards were $56,536 and $40,855 for 2007 and 2006, respectively.

Tax Fees
The aggregate fees related to professional services rendered for tax compliance were $58,700 and $44,100 for 2007 and 2006, respectively. The 2007 and 2006 fees included $20,000 and $8,500, respectively for services related to the review of ownership change under section 382 of the Tax Code.

All Other Fees
No fees were billed by PricewaterhouseCoopers LLP during 2007 or 2006 other than fees for professional services reported above as audit fees, audit-related fees and tax fees.

Pre-Approval Policies and Procedures
The Audit Committee pre-approves audit and other permitted non-audit services provided by the Company’s independent registered public accountants. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is based on estimated fees and billable services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Company’s independent registered public accountants and senior management periodically report to the Audit Committee the extent of services provided by the independent registered public accountants in accordance with pre-approval, and the fees for the services performed to such date. In 2007, all of the fees for audit-related and tax fees were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1-2) Index to Financial Statements and Financial Statement Schedule

The information required in this item was included in the registrant’s Annual Report on Form 10-K filed with the Commission on March 17, 2008.

(a)(3) Exhibits filed as part of this Annual Report on Form 10-K/A:

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation, filed July 7, 1994 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-81268 on form S-8).

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K for the fiscal year ended December 31, 1993).

3.3	Restated Certificate of Incorporation, as amended effective June 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007).

3.4
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Neurogen Corporation, filed April 10, 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated April 7, 2008).

4.1
Registration Rights Agreement, between the Company and the certain investors named on Exhibit A thereto, dated April 7, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated April 7, 2008).

10.1	Neurogen Corporation 1993 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended December 31, 1993).

10.2
Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 1993).

10.3	Neurogen Corporation 1993 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the fiscal year ended December 31, 1993).

10.4
Form of Stock Option Agreement currently used in connection with the grant of options under Neurogen Corporation 1993 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended December 31, 1993).

10.5	Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.31 to Registration Statement No. 33-29709 on Form S-1).

10.6
Collaborative Research Agreement and License and Royalty Agreement between the Company and Pfizer Inc, dated as of January 1, 1992 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended December 31, 1991).

10.7
Collaborative Research Agreement and License and Royalty Agreement between the Company and Pfizer Inc, dated as of July 1, 1994 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference of Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 1994).

10.8	Stock Purchase Agreement between the Company and Pfizer, dated as of July 1, 1994 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 1994).

10.9
Collaboration and License Agreement and Screening Agreement between the Company and Schering-Plough Corporation (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 28, 1995).

10.10
Collaborative Research Agreement between the Company and Pfizer, dated as of November 1, 1995 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 1, 1995).

10.11	Development and Commercialization Agreement between the Company and Pfizer, dated as of November 1, 1995 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 1, 1995).

10.12	Stock Purchase Agreement between the Company and Pfizer, dated as of November 1, 1995 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated November 1, 1995).

10.13
Stock Purchase between American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division, and Neurogen Corporation Agreement, dated as of November 25, 1996 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 31, 1997).

10.14
Technology agreement between the Company and Pfizer Inc., dated as of June 15, 1999 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-Q for the quarterly period ended June 30, 1999).

10.15
Amended and Restated Employment Agreement between Neurogen Corporation and Alan Hutchison dated as of May 8, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarterly period March 31, 2007).

10.16
Amended and Restated Employment Agreement between Neurogen Corporation and Stephen R. Davis, dated as of May 8, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarterly period ended March 31, 2007).

10.17	Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).

10.18
Form of the Non-Qualified Stock Option Agreement currently used in connection with the grant of options under the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).

10.19
Registration Rights Agreement between the Company and the Purchasers listed on Exhibit A thereto, dated as of June 26, 2000 (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the quarterly period ended June 30, 2000).

10.20
Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended and restated effective September 4, 2001 (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.21
Form of Incentive Stock Option Agreement currently used in connection with the grant of options under the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.22
Form of the Non-Qualified Stock Option Agreement currently used in connection with the grant of options under the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.23	Form of Neurogen Special Committee Stock Option Plan (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.24
Employment Agreement between the Company and William H. Koster, dated as of September 4, 2001 (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the quarterly period ended September 30, 2001).

10.25
Collaboration and License Agreement between the Company and Aventis Pharmaceuticals Inc., dated as of December 11, 2001 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K/A2 for the period ended December 31, 2001).

10.26
Modification Agreement between Neurogen Properties LLC and Connecticut Innovations, Incorporated, dated as of December 1, 2000 (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KA/3 for the period ended December 31, 2001).

10.27
Construction Loan Agreement between Neurogen Properties LLC and Connecticut Innovations, Incorporated, dated as of October 22, 1999 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-KA/3 for the period ended December 31, 2001).

10.28
Commercial Term Note, held by the Company and payable to Webster Bank, dated as of December 21, 2001 (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-KA/3 for the period ended December 31, 2001).

10.29
Commercial Loan Agreement between Webster Bank and the Company, dated as of December 21, 2001  (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KA/3 for the period ended December 31, 2001).

10.30	Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002).

10.31
Amendments to the Neurogen Corporation Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002).

10.32
Collaboration and License Agreement between the Company and Merck Sharp & Dohme Limited, dated as of November 24, 2003 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the period ended December 31, 2003).

10.33
Stock Purchase Agreement between the Company and Merck Sharp & Dohme Limited, dated as of November 24, 2003  (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the period ended December 31, 2003).

10.34
Securities Purchase Agreement by and between the Company, Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family, dated March 19, 004 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K dated March 26, 2004).

10.35
Letter Agreement dated as of March 26, 2004, amending the securities purchase dated March 19, 2004, by and between the Company, Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K dated March 26, 2004).

10.36	Neurogen Corporation Code of Business Conduct and Ethics, April 27, 2004 (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K/A dated April 29, 2004).

10.37
Neurogen Corporation 2000 Non-Employee Directors Stock Option Program, as amended (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on July 12, 2004).

10.38
Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Appendix D of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on July 12, 2004).

10.39	Neurogen Corporation Audit Committee Charter (May 19, 2004) (incorporated by reference to Appendix E of the Company’s Form DEF 14A dated July 12, 2004).

10.40
Form of Non-Qualified Stock Option Agreement for the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 20, 2004).

10.41
Form of Incentive Stock Option Agreement for the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated December 20, 2004).

10.42
Form of Non-Qualified Stock Option Agreement for the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated December 20, 2004).

10.43
Form of Restricted Share Award Agreement for the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated December 20, 2004).

10.44
Amended and Restated Neurogen Corporation 2001 Stock Option Plan (as amended and restated) (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on May 19, 2005).

10.45	Neurogen Corporation Audit Committee Charter (As Amended on July 20, 2004) (incorporated by reference to Appendix C of the Company’s Form DEF 14A dated May 19, 2005).

10.46
Amended and Restated Employment Agreement between Neurogen Corporation and Stephen Uden, dated as of May 8, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarterly period March 31, 2007).

10.47
License Agreement between Neurogen Corporation and Wyeth Pharmaceuticals dated as of November 22, 2006 (incorporated by reference to Exhibit 10.47 of the Company's Form 10-K for the period ended December 31, 2006).

10.48
Separation Agreement and General Release between Neurogen Corporation and Charlie Ritrovato dated as of December 29, 2006 (incorporated by reference to Exhibit 10.48 of the Company's Form 10-K for the period ended December 31, 2006).

10.49
Neurogen Corporation 2000 Non-Employee Directors Stock Option Program, as amended (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on May 1, 2006).

10.50
Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Appendix D of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on May 26, 2006).

10.51
Employment Agreement between Neurogen Corporation and James Krause, dated as of May 8, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarterly period March 31, 2007).

10.52
Employment Agreement between Neurogen Corporation and Bertrand Chenard, dated as of May 8, 2007 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarterly period March 31, 2007).

10.53
Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on May 14, 2007).

10.54
Stock Purchase Agreement between the Company and the purchasers listed on Exhibit A thereto, dated April 7, 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated April 7, 2008).

10.55	Employment Agreement between the Company and Srdjan Stankovic, dated April 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 14, 2008).

21.1	Subsidiary of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K for the fiscal year ended December 31, 1999).

23.1
Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (incorporated by reference to Exhibit 23.1 of the Company’s Form 10-K for the fiscal year ended December 31, 2007).

24.1
Powers of Attorney of Felix J. Baker, Julian C. Baker, Eran Broshy, Stewart Hen, William H. Koster, John L. LaMattina, Jonathan S. Leff, Craig Saxton, and John Simon. (incorporated by reference to Exhibit 24.1 of the Company’s Form 10-K for the fiscal year ended December 31, 2007).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROGEN CORPORATION

By: /s/ THOMAS A. PITLER

Thomas A. Pitler Senior Vice President and Chief Business and Financial Officer Dated: April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

*
Craig Saxton	Chairman of the Board and Director	April 29, 2008

/s/ STEPHEN R. DAVIS
Stephen R. Davis	President and Chief Executive Officer and Director	April 29, 2008

*
Felix Baker	Director	April 29, 2008

*
William H. Koster	Director	April 29, 2008

*
Julian C. Baker	Director	April 29, 2008

*
Eran Broshy	Director	April 29, 2008

*
Stewart Hen	Director	April 29, 2008

John L. LaMattina	Director	April 29, 2008

*
Jonathan S. Leff	Director	April 29, 2008

*
John Simon	Director	April 29, 2008

* By: /s/ STEPHEN R. DAVIS
Stephen R. Davis, Attorney-in-Fact