Form 10-Q
period 2008-03-31
NEUROGEN CORP
filed 2008-05-12
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   ☐    No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   ☐   No   ☒

As of May 9, 2008, the registrant had 42,162,296 shares of Common Stock outstanding.

FORM 10-Q
FOR THE FIRST QUARTER ENDED
MARCH 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(unaudited)
	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$11,744	$21,227
Marketable securities	13,967	21,362
Receivables from corporate partners	34	188
Other current assets, net	3,295	3,026
Total current assets	29,040	45,803
Property, plant & equipment:
Land, building and improvements	31,769	31,767
Equipment and furniture	17,862	17,932
	49,631	49,699
Less accumulated depreciation and amortization	24,482	24,178
Net property, plant and equipment	25,149	25,521
Other assets, net	42	46
Total assets	$54,231	$71,370
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,982	$7,787
Loans payable, current portion	5,549	5,835
Total current liabilities	12,531	13,622
Loans payable, net of current portion	3,060	3,141
Total liabilities:	15,591	16,763
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $0.025 per share
Authorized 2,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 75,000 shares; issued and outstanding 42,052 and 42,012
shares at March 31, 2008 and December 31, 2007, respectively	1,051	1,050
Additional paid-in capital	342,203	341,822
Accumulated deficit	(304,666)	(288,148)
Accumulated other comprehensive income	52	(117)
	38,640	54,607
Total liabilities and stockholders’ equity	$54,231	$71,370

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating revenues:
License fees	$-	$1,365
Research and development	-	1,040
Total operating revenues	-	2,405

Operating expenses:
Research and development	12,054	18,923
General and administrative	2,163	3,757
Restructuring charges	2,490	-
Total operating expenses	16,707	22,680
Operating loss	(16,707)	(20,275)
Other income (expense):
Investment and other income	317	1,081
Interest expense	(151)	(197)
Total other income, net	166	884
Loss before income taxes	(16,541)	(19,391)
Income tax benefit	23	111
Net loss	$(16,518)	$(19,280)
Basic and diluted loss per share	$(0.39)	$(0.46)

Shares used in calculation of basic and diluted loss per share	42,012	41,741

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities:
Net loss	$(16,518)	$(19,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	537	609
Amortization of investment premium/discount	26	55
Non-cash compensation expense	233	1,073
401(k) match expense	164	175
Changes in operating assets and liabilities:
Decrease in receivables from corporate partners	154	98
Increase in other assets, net	(280)	(208)
Increase (decrease) in accounts payable and accrued expenses	(805)	1,872
Decrease in unearned revenue from corporate partners	-	(1,705)
Net cash used in operating activities	(16,489)	(17,311)
Cash flows from investing activities:
Purchases of property, plant and equipment	(165)	(322)
Maturities and sales of marketable securities	7,538	14,811
Net cash provided by investing activities	7,373	14,489
Cash flows from financing activities:
Principal payments under loans payable	(367)	(361)
Proceeds from exercise of employee stock options	-	19
Net cash used in financing activities	(367)	(342)
Net decrease in cash and cash equivalents	(9,483)	(3,164)
Cash and cash equivalents at beginning of period	21,227	56,170
Cash and cash equivalents at end of period	$11,744	$53,006

See accompanying notes to condensed consolidated financial statements.

  NEUROGEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The unaudited condensed consolidated financial statements have been prepared from the books and records of Neurogen Corporation (“Neurogen” or the “Company”) in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position and operations have been included. The condensed consolidated balance sheet at December 31, 2007 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the significant accounting policies described in Note 2, for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

(2) NATURE OF THE BUSINESS

    Neurogen incorporated under the laws of the State of Delaware in 1987, is a company engaged in the development of new drugs for a broad range of pharmaceutical uses. Neurogen is focused on advancing new small molecule drugs where existing therapies achieve limited therapeutic effects or produce unsatisfactory side effects.

    The Company has not derived any revenue from product sales to date. The Company expects to continue to incur substantial and increasing losses for at least the next several years and will need substantial additional financing to obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities, which the Company will seek to raise through equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funds will be available on terms favorable to the Company, if at all. There can be no assurance that the Company will successfully complete its clinical development, obtain adequate patent protection for its technology, obtain necessary government regulatory approval for drug candidates the Company develops or that any approved drug candidates will be commercially viable. In addition, the Company may not be profitable even if it succeeds in commercializing any of its drug candidates.

(3) COMPREHENSIVE LOSS

    Comprehensive loss for the three-month periods ended March 31, 2008 and 2007 was $16,349,000 and $19,057,000, respectively. The differences between net loss and comprehensive loss are due to changes in the net unrealized gain or loss on marketable securities.

(4) FAIR VALUE MEASUREMENTS

    Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

▪	Level 1 - Quoted prices in active markets for identical assets or liabilities.

▪
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

▪	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

    As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s marketable securities, which include Money Market funds, U.S. government notes, and corporate notes and bonds.

    In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

U.S. government notes	$-	$1,525	$-	$1,525
Corporate notes and bonds	-	12,442	-	12,442
Total	$-	$13,967	$-	$13,967

    U.S. government notes are measured at fair value using quoted market prices (inactively-traded) and are classified within Level 2 of the valuation hierarchy. Corporate notes and bonds are measured at fair value using quoted market prices (inactively-traded) and are classified within Level 2 of the valuation hierarchy.

(5) MARKETABLE SECURITIES

    The following tables summarize the Company’s marketable securities (in thousands):
	March 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$1,499	$26	$-	$1,525
Corporate notes and bonds	12,416	33	(7)	12,442
Total	$13,915	$59	$(7)	$13,967

	December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$2,499	$2	$-	$2,501
Corporate notes and bonds	18,980	-	(119)	18,861
Total	$21,479	$2	$(119)	$21,362

    The following table summarizes investment maturities at March 31, 2008 (in thousands):

	Amortized Cost	Fair Value

Less than one year	$12,416	$12,442
Due in 1 year	1,499	1,525

Total	$13,915	$13,967

    The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	-	-	1,492	(7)	1,492	(7)

Total	$-	$-	$1,492	$(7)	$1,492	$(7)

    The table above consists of one security. Based on the contractual terms and credit quality of this security, and current market conditions, the Company does not consider it likely that it will be settled by the issuer at a price less than the amortized cost of the investments. Since the Company believes it has the ability and intends to hold this investment until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2008.

(6)  STOCK-BASED COMPENSATION

    The Company has certain stock incentive plans under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are generally granted at fair market value at the date of grant, with vesting schedules that range from immediate vesting (typically in the case of grants to consultants) to four or five years (typically in the case of grants to employees), and expire up to ten years after grant. Under all plans at March 31, 2008, there were 6,882,704 shares reserved for future issuance (of which 5,355,243 are reserved for options outstanding and 1,527,461 are available for future grant as options or restricted stock). In addition, 25,000 shares of unvested restricted stock issued from the plans remain outstanding as of March 31, 2008.

Stock Options

The following table presents the combined activity of the Company’s stock option plans (excluding unvested restricted stock of 25,000 shares) for the three-month period ended March 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1	5,713,794	10.50
Granted	28,324	2.12
Exercised	-	-
Canceled	(386,875)	8.08
Outstanding at March 31	5,355,243	10.63	4.3	$4,947
Options exercisable at March 31	3,603,722	$12.83	3.0	$1,648

    For the three months ended March 31, 2008 and 2007, the Company recorded $208,000 and $1,046,000, respectively, of expense for employee options as a result of SFAS No. 123R (Revised 2004), Share-Based Payment (“SFAS 123R”). The Company adopted SFAS No. 123R in the first quarter of 2006. No income tax benefit has been recorded as the Company has recorded a full valuation allowance.

    Option grants to employees that allow for immediate vesting due to retirement are expensed over the period from grant date to retirement eligibility date. Options granted to Directors which allow for immediate vesting upon termination of service are expensed immediately.

 The estimated weighted average fair value at the date of grant for options granted in the three months ended March 31, 2008 and 2007 was $1.47 and $4.08, respectively, using the Black-Scholes method with the following assumptions:

	Three Months Ended March 31,
	2008	2007

Expected life	6.0-6.5 years	5.5-6.5 years
Risk-free interest rate	2.7%-2.8%	4.5%-4.8%
Volatility	77%-78%	72%-73%
Expected dividend yield	0%	0%

The compensation cost related to unvested options at March 31, 2008 to be recognized in the future is approximately $3,266,000, which will be recognized as expense over the remaining weighted-average vesting period of 1.0 year at March 31, 2008.

Non-Cash Stock Compensation Expense

The composition of non-cash stock compensation expense is summarized as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Restricted stock	$10	$27
FAS 123R expense	208	1,046

Total non-cash compensation expense	$218	$1,073

(7) NET LOSS PER COMMON SHARE

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

    Options and unvested restricted stock outstanding as of March 31, 2008 and 2007 of 5,380,243 and 6,452,571, respectively, represented all potentially dilutive securities that were excluded for the calculation of diluted loss per share.

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

    Neurogen has never paid federal or state income taxes due to its history of net operating losses.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of January 1 and March 31, 2008, the Company had no accruals for interest or penalties related to income tax matters.

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

    The Company is subject to U.S. federal and state income tax in Connecticut. Years subject to audit are years in which unused net operating losses were generated that remain open by the statute of limitation for examinations. As of March 31, 2008, tax years from 1992 forward remain open to examination by U.S. federal authorities, and tax years from 1998 forward remain open to examination by state authorities.

(9) RESTRUCTURING PLAN

    In February 2008, the Company announced a reduction in its workforce as part of a restructuring plan to focus the Company’s resources on advancing its clinical assets. As part of this plan, Neurogen eliminated approximately 70 employee positions inclusive of both administrative and research functions, representing approximately 50% of its total workforce. Affected employees are eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. A charge of $2,490,000 was recorded in the first quarter of 2008, including $2,389,000 related to employee separation costs and $101,000 related to outplacement and administrative fees, the majority of which will be paid in the first and second quarters of 2008.

    The following table summarizes the activity recorded in the employee termination cost accrual during 2008 (in thousands):

	Three Months Ended March 31, 2008
	One-Time Benefits	Associated Costs	Total
Accrual balance, January 1	$-	$-	$-
Estimated termination costs	2,389	101	2,490
Cash payments on costs	(766)	(92)	(858)

Accrual balance, March 31	$1,623	$9	$1,632

 (10) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

    Effective January 1, 2008, the Company adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results or operations or financial condition.

 (11) SUBSEQUENT EVENTS

    Restructuring plan. In April 2008, the Company announced a second reduction in force of approximately 45 employees in research and administrative functions as part of a restructuring plan to focus the Company’s resources on advancing its four clinical programs in insomnia, anxiety, restless legs syndrome (“RLS”), and Parkinson’s disease. Affected employees are eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. The Company estimates that the aggregate restructuring charges associated with the reduction will be approximately $2,642,000 of which the majority will be paid in the second and third quarters of 2008.

    Commitments. In May 2008, the Company provided confirmation letters to all benefit-eligible employees indicating that if it became necessary to further reduce the workforce of Neurogen prior to December 31, 2009, each terminated employee would receive severance assistance comparable to that given to impacted employees in the restructuring undertaken in April 2008.  The total amount of this commitment is approximately $2,792,000 including approximately $1,282,000 expected to be paid pursuant to existing or future employment contracts and $1,510,000 paid to employees without an employment agreement.

    Equity offering. In April 2008, Neurogen sold 981,411 shares of its Series A Exchangeable Preferred Stock (“Preferred Stock”) and warrants to purchase its common stock in a private placement transaction for approximately $28,900,000 in net proceeds. In this transaction, each share of Preferred Stock will be automatically exchangeable for 26 shares of the Company’s common stock, upon shareholder pproval of the exchange so long as the approval occurs prior to April 11, 2009, and each warrant will be exercisable for a number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which one share of Preferred Stock is exchangeable. The transaction closed on April 11, 2008. The Company filed a Registration Statement on Form S-3 to register the shares of its common stock issuable upon exchange of the Preferred Stock and exercise of the warrants on May 1, 2008. The registration statement has not yet been declared effective by the SEC. The principal reason for the transaction was to provide the Company with additional capital in order to advance its four clinical programs in insomnia, anxiety, RLS, and Parkinson’s disease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of Neurogen Corporation (“Neurogen,” “the Company,” “we,” “us,” “our”). It should be read in conjunction with the financial statements in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2007.

Note Regarding Forward-looking Statements

    Statements that are not historical facts, including statements about the Company’s confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company’s expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are “forward-looking statements” within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company’s drug candidates, in-licensing of drug candidates, collaborations and alliances, acquisitions or business combinations, the failure to attract or retain key personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates which could slow or prevent product development efforts, competition within the Company’s anticipated product markets, the Company’s dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company’s business, risk that patents and confidentiality agreements will not adequately protect the Company’s intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company’s products, the Company’s recent operational restructuring and other risks detailed in the Company’s Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 2006, each of which could adversely affect the Company’s business and the accuracy of the forward-looking statements contained herein.  Any new material changes in risk factors since the Annual Report on Form 10-K for the year ended December 31, 2007 are discussed further in Part II, Item 1A.

Overview

    Since its inception in September 1987, Neurogen has been engaged in the discovery and development of drugs. We have not derived any revenue from product sales and have incurred, and expect to continue to incur, significant losses in most years prior to deriving any such product revenues or earnings. Revenues to date have come from six collaborative research agreements, one license agreement and one technology transfer agreement.

    During the first quarter of 2008, we restructured our research and development operations to suspend our active discovery operations. This involved reducing our discovery research and administrative support staff by approximately 70 employees in February 2008 and by approximately 45 employees in early April 2008. This restructuring was a part of an initiative to focus our resources on advancing the Company's four clinical programs in insomnia, anxiety, restless legs syndrome (RLS), and Parkinson's disease. (See Subsequent Event footnote number 11 to our condensed consolidated financial statements.) In the first quarter of 2008, we incurred significant expenses in conducting clinical trials and other development activities, such as formulation testing and toxicology studies, for adipiplon, formerly NG2-73, our lead compound in the insomnia program and anxiety program, and aplindore, our lead compound in the RLS and Parkinson’s disease programs.  We are currently preparing for adipiplon, our most advanced drug candidate, which has been tested in over 600 subjects in eight clinical studies, to be evaluated in a side-by-side study with Ambien CR as well as a Phase 1 study for the treatment of anxiety. If adipiplon continues to progress through Phase 3 studies without us entering into an agreement to partner with another firm to share costs and future revenue, clinical trial and other development expenses related to adipiplon will continue to increase. The actual amount of future development expenses will derive from the level of development activities being conducted and the level of these activities is contingent on the results of ongoing studies. Research and development expenses accounted for 72% and 83% of total expenses in the three-month periods ended March 31, 2008 and 2007, respectively. Due to the operational restructuring that the Company undertook in April 2008, we are now considering selling certain physical and intellectual property assets associated with our prior research operations.  As a result, we expect to write down the value of certain buildings and equipment in the second quarter of 2008.  While we are currently assessing the amount of any related non-cash charge, we believe such a charge may be in the range of $7.0 million to $10.0 million.

    Collaborative agreements have been and are expected to continue to be a source of funding for us. Such arrangements not only drive current revenue, through the recognition of upfront and subsequent license fees, research funding and potential milestone payments, but over the longer term these arrangements may have a significant impact on potential future product revenue and earnings in the form of royalties if the agreements result in successful drug development and commercialization. The initiation, expiration and specific terms of such agreements have contributed to, and will continue to cause, significant fluctuations in our recognized revenues and losses.

Results of Operations

    Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future collaborative agreements, the progress of our independent and partnered research and development projects, the size of our staff and the level of preclinical and clinical development spending on drug candidates in unpartnered programs. We believe our research and development costs could increase over the next several years as our drug development programs progress. In addition, general and administrative expenses would be expected to increase to support any expanded research and development activities.

Three Months Ended March 31, 2008 and 2007

    Operating revenues. We had no operating revenues for the three months ended March 31, 2008 compared to $2.4 million for the same period in 2007.  The decrease is a result of the conclusion of the research component of our VR1 collaboration with Merck Sharp & Dohme Limited, a subsidiary of Merck & Co., Inc., or Merck. As of March 31, 2007, license fee revenue consisted of $0.8 million of the initial $15.0 million license fee received in 2003, $0.1 million of the first $2.5 million anniversary license fee received in 2004, $0.2 million of the second $2.5 million anniversary license fee received in 2005, and $0.3 million of the final $2.0 million anniversary license payment received 2006. The research and development revenue consisted of $0.3 million of a $3.0 million nonsubstantive milestone received from Merck in October 2006 and $0.7 million in research funding received in December 2006. The nonsubstantive milestone and the license payment were being recognized over the remaining contract period. The research funding was being recognized over the associated service period of three months. The research program and our remaining obligations concluded as of August 28, 2007, and as such, remaining unearned revenue was recognized ratably over the period between May 30 and August 28, 2007.

	Three Months Ended March 31
	2008	2007	Change
	(in thousands)
License fees	$-	$1,365	$(1,365)
Research and development	-	1,040	(1,040)

Total operating revenue	$-	$2,405	$(2,405)

    We have no future revenues anticipated at this time; however, we are still eligible to receive milestone payments from Merck upon their achievement of certain development milestones.

    Research and development expenses. Research and development expenses were $12.1 million and $18.9 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in research and development costs in the period ended March 31, 2008 compared to the same period ended 2007 was primarily due to a reduction in outsourced clinical trials. An overall decrease was attributable to a $5.0 million decrease in outsourced clinical trials was due to a decrease in clinical trial activity in the insomnia program while we plan for the upcoming side-by-side study with Ambien CR and a decrease in expenses for an obesity program that we have chosen not to advance in the clinic, offset in part by an increase in clinical expenses for our recently initiated Parkinson’s disease and RLS programs as we initiated Phase 2 trials in each indication. Outsourced non-clinical development expenses, such as toxicology studies, chemical manufacturing, formulations and stability studies, for all of our unpartnered programs remained moderately static in 2008 compared to the same period in 2007. Finally, internal expenses decreased during the first three months of the year compared to the same period in 2007 primarily due to a reduction in salary and benefits expense associated with the restructuring plan that became effective on February 5, 2008. Salary and benefits expenses associated with the February 2008 restructuring are excluded from the table below and discussed further in Restructuring charges.

	Three Months Ended March 31
	2008	2007	Change
	(in thousands)
Outsourced clinical expenses
Insomnia	$300	$7,229	$(6,929)
Obesity	159	642	(483)
Parkinson’s disease and RLS	2,853	400	2,453
Total outsourced clinical expenses	3,312	8,271	(4,959)
Outsourced development expenses	2,885	2,671	214
Internal expenses
Salary and benefits	3,552	5,358	(1,806)
Supplies and research	871	1,092	(221)
Computer and office supplies	161	209	(48)
Facilities and utilities	908	1,008	(100)
Travel and other costs	365	314	51
Total internal expenses	5,857	7,981	(2,124)

Total research and development expenses	$12,054	$18,923	$(6,869)

    As mentioned above, unless currently unpartnered programs are partnered, we retain all rights to the programs, and we expect that development costs will increase as each program progresses.

    We expense all research and development costs as incurred. While we maintain a system to record the level of staff time spent on each of our research and development projects, we do not maintain a historical cost accounting system with sufficient accuracy to reliably estimate 100% of our research and development costs on a specific project-by-project basis. A significant portion of our research and development expenses (such as laboratory supplies, travel, information systems and services and facilities costs) benefit multiple projects and are not individually tracked to a specific project. Further, our staff timekeeping system does not account for differences in compensation costs between lower level technicians and more senior scientists.

    General and administrative expenses. General and administrative expenses were $2.2 million and $3.8 million for the three months ended March 31, 2008 and 2007, respectively. The most significant decreases occurred in salary and benefits expense and patents expense, primarily related to the restructuring plan that began on February 5, 2008.  Salary and benefits expenses associated with our February 2008 restructuring are excluded from the table below and discussed further in Restructuring charges. As a result of the restructuring plan, we filed fewer patents during the first three months of 2008 compared to the same period in 2007.

	Three Months Ended March 31
	2008	2007	Change
	(in thousands)
Salary and benefits	$959	$1,677	$(718)
Supplies	85	275	(190)
Patents	107	616	(509)
Administrative	735	845	(110)
Travel, facilities and other costs	277	344	(67)

Total general and administrative expenses	$2,163	$3,757	$(1,594)

    Restructuring charges. Restructuring charges were $2.5 million for the three months ended March 31, 2008. We had no restructuring charges in the first quarter of 2007. The restructuring charge in 2008 is associated with the reduction in workforce announced on February 5, 2008. As part of this plan, we eliminated approximately 70 employee positions inclusive of both administrative and research functions, representing approximately 50% of our total workforce. Affected employees are eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. A charge of $2.5 million was recorded in the first quarter of 2008, including $2.4 million related to employee separation costs and $0.1 million related to outplacement and administrative fees, the majority of which will be paid in the first and second quarters of 2008.

    Other income, net of interest expense. Other income, net of interest expense, was $0.2 million for the three months ended March 31, 2008, compared to $0.9 million for the same period in 2007. The decrease is associated with our lower investment balance during 2008.

    Income tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. For the three months ended March 31, 2008, the Company recorded an income tax benefit of $0.02 million for the sale of R&D credits generated during this period to the State of Connecticut compared to the $0.1 million for the same period in 2007. The decrease in sale of R&D credits is attributable to a reduction in our research and development expenses.

    Net loss. The Company recognized a net loss of $16.5 million for the three months ended March 31, 2008 compared to $19.3 million for the same period in 2007. The $2.8 million decrease in net loss was a result of the overall $6.0 million decrease in operating expenses, offset in part by the $2.4 million decrease in operating revenues, the $0.7 million decrease in other income and the $0.1 million decrease in income tax benefits, all as described above.

Liquidity and Capital Resources

    At March 31, 2008 and December 31, 2007, cash, cash equivalents and marketable securities in the aggregate were $25.7 million and $42.6 million, respectively. Our combined cash and other short-term investments decreased due to funding of operations, advancing our clinical programs, and paying down outstanding loans. The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of operating needs and financing events. We intend to use our cash to fund our operations, particularly the achievement of important clinical milestones in our insomnia, anxiety, Parkinson’s disease and RLS programs planned for 2008 as well as general and corporate overhead.

    As of March 31, 2008, our working capital was $16.5 million compared to $32.2 million at December 31, 2007.

    Cash used in operating activities was $16.5 million for the three months ended March 31, 2008 and was primarily attributable to our $16.5 million net loss. Additionally, we experienced a decrease in accounts payable and accrued expenses and an increase in other assets, which were primarily offset by non-cash charges related to depreciation, non-cash compensation, and 401k match expense. Cash used in operating activities was $17.3 million for the three months ended March 31, 2007 and was primarily attributable to our $19.3 million net loss, a $1.9 million increase in accounts payable and accrued expenses and a $1.7 million decrease in unearned revenue from corporate partners, primarily offset by non-cash charges related to depreciation, non-cash compensation, and 401k match expense.

    Cash provided by investing activities was $7.4 million and $14.5 million for the three months ended March 31, 2008 and 2007 and was attributable to the maturities of marketable securities offset by minimal purchases of property, plant and equipment.

    Cash used in financing activities was $0.4 million for the three months ended March 31, 2008 and was attributable to principal payments of loan balances. Cash used in financing activities was $0.3 million for the three months ended March 31, 2007 and was attributable to principal payments of loan balances offset by the exercise of stock options. On April 11, 2008, we raised approximately $30.6 million, before closing costs, in a private placement offering, which is discussed in more detail below.

    Our cash requirements to date have been met primarily by the proceeds of our equity financing activities, amounts received pursuant to collaborative research, licensing or technology transfer arrangements, certain debt arrangements and interest earned on invested funds. Our equity financing activities have included underwritten public offerings of common stock, private placement offerings of common stock and private sales of common stock in connection with collaborative research and licensing agreements. Our expenditures have funded research and development, general and administrative expenses, and the construction and outfitting of our research and development facilities.

    We have not derived any product revenues from product sales and do not expect to derive any product revenues for at least the next several years, if at all. Prior to deriving any such product revenues, we expect to incur significant losses and negative cash flows that in the aggregate could exceed our existing cash resources.

    Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities or received under former collaboration agreements. In addition, we likely will need to finance future cash needs through the sale of other equity securities, strategic collaboration agreements, project financing or debt financing. However, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and securities available-for-sale resources will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.

    Although we recognize the need to raise funds in the future, we may be unsuccessful in consummating any such transaction, or, if we did consummate such a transaction, the terms and conditions of any such financing or partnership may not be favorable to us. We believe that our current assets will be sufficient to fund our planned operations into the third quarter of 2009 taking into account the $30.6 million received in early April 2008. (See Subsequent Event footnote number 11 to our condensed consolidated financial statements.)

Having insufficient funds may require us to:

▪	delay, reduce the scope of or eliminate some or all of our research or development programs;

▪	relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose;

▪	eliminate or defer the start of clinical trials or the chemical formulation and manufacturing efforts required to advance drug candidates;

▪	sell some or all of our capital assets and lease back a portion;

▪	pursue merger and acquisition strategies

    Failure to obtain adequate financing could adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. Other financing arrangements, such as project financings, may also have an equity component, also resulting in dilution to existing stockholders. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

    Our ability to fund our operations until such time as we achieve sustainable revenues may depend on our ability to develop clinical-stage drug programs of sufficient value to either partner the programs with pharmaceutical companies or raise capital through debt or equity financings. To the extent that drug candidates progress in our currently unpartnered programs in insomnia, anxiety, Parkinson’s disease, and RLS, such progress could lead to the opportunity to partner on terms which provide capital, revenues and cash flows to us or the opportunity to raise capital through equity offerings. If unpartnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all.

    Lack of progress, scheduling delays or failures in any of our major programs could significantly reduce our ability to access capital and cash available to fund our business. These factors could also significantly increase our cost of capital and limit our ability to raise equity capital. All of our compounds in development, whether in human clinical trials or not, will require significant additional research, development and testing before they can be commercialized. Furthermore, the scope, magnitude and timing of future research and development expenses, as well as anticipated project completion dates, are a series of steps, ranging from preclinical testing to clinical studies in humans. Each step in the process is typically more expensive than the previous step, but actual timing and cost for completion depends on the specific progress of each product being tested.

    While we cannot accurately predict the time required or the cost involved in commercializing any one of our candidates, new drug development typically takes many years and hundreds of millions of dollars. In addition, developing new drugs is an extremely uncertain process where most candidates fail and uncertain developments such as clinical or regulatory delays, side effects, undesirable drug properties or ineffectiveness of a drug candidate would slow or prevent the development of a product. If we or our partner Merck are unable to commercialize one or more of the drugs that resulted from our development programs, we may never achieve product revenues and may eventually be unable to continue operations. This result would cause our stockholders to lose all or a substantial portion of their investment.

    Our funding requirements may change and will depend upon numerous factors, including but not limited to:

▪	the progress of our research and development programs;

▪	the timing and results of preclinical testing and clinical studies;

▪	the timing of regulatory approvals;

▪	determinations as to the commercial potential of our proposed products;

▪	the status of competitive products; and

▪
our ability to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products.

Borrowings and Contractual Obligations

    The disclosure of payments we have committed to make under our contractual obligations are summarized in Form 10-K for the twelve-month period ended December 31, 2007 in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption Contractual Obligations.  There has been no material change in our contractual obligations since December 31, 2007, except for those associated with the equity offering of Series A Exchangeable Preferred Stock. (See Subsequent Event footnote number 11 to our condensed consolidated financial statements.) Below is a summary of our existing debt facilities as of March 31, 2008:

Lender	Date	Interest Rate (per annum)	Original Principal Amount	Outstanding Principal Amount	Maturity Date
Connecticut Innovations, Inc.	October 1999	7.5%	$5,000,000	$3,400,000	April 2016
Webster Bank	December 2001	5.6%-8.0%	$17,500,000	$5,200,000	December 2011

    Under the terms of the Webster Bank facility agreement, we are required to comply with certain covenants, including a requirement that we maintain at least $25.0 million in cash and marketable securities.  Since there is a possibility that our cash balance may decline below $25.0 million within the next twelve months and that Webster Bank may choose to request full repayment during 2008, we have maintained the long-term portion of the loan as current debt on the financial statements.

    As of March 31, 2008, we do not have any significant lease or capital expenditure commitments.

Collaborations

    In November 2006, we acquired worldwide rights to aplindore, a small molecule partial agonist for the D2 dopamine receptor, from Wyeth Pharmaceuticals, a division of Wyeth. Along with an initial $3.0 million license fee paid upon signing, we paid Wyeth $0.4 million for the shipment of compound material suitable for Phase 2 trials and are required to pay approximately $0.3 million in annual maintenance fees upon the annual anniversaries of the effective date of the agreement until NDA approval. There is also potential for us to pay milestone payments upon the successful achievement of clinical development and regulatory events and eventual commercialization in identified countries as well as royalties on worldwide sales.  We commenced Phase 2 trials in Parkinson's disease and RLS with aplindore in February 2008 and paid Wyeth a $2.0 million milestone payment. We have the option to terminate the agreement by providing 90 days advance written notice to Wyeth.  The compound was initially developed by Wyeth for use in schizophrenia, and Wyeth had studied the compound in six clinical trials involving over 100 healthy volunteers and over 100 schizophrenic patients.

Critical Accounting Judgments and Estimates

    The discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. We make estimates in the areas of revenue recognition, accrued expenses, income taxes, stock-based compensation, and marketable securities, and base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. For a complete description of our accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” and “Notes to Consolidated Financial Statements” in Neurogen Corporation’s Form 10-K for the year ended December 31, 2007. There were no new significant accounting estimates in the first quarter of 2008, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2008.

  Recently Issued Accounting Pronouncements

    In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF Issue No. 07-01”). EITF Issue No. 07-01 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The provisions of EITF Issue No. 07-01 also include enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not believe that its adoption in the first quarter of 2009 will have a material impact on our financial statements.

    Effective January 1, 2008, we adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results or operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

    The Company's investment portfolio includes investment grade debt instruments. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Increasing interest rates have led to a decline in market values of fixed-rate investments held as of March 31, 2008. The Company considers such impairment as temporary because of its ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates:

	Fair value of investments with expected maturities in the following years
	2008	2009	Total

Fixed Rate Investments	$6,965	$7,002	$13,967

Weighted Average Interest	4.7%	4.0%	4.3%

Capital market risk

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Business and Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on this evaluation, the Company's Chief Executive Officer and Chief Business and Financial Officer concluded that, as of March 31, 2008, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Business and Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

    Although the Company’s management, including the Chief Executive Officer and the Chief Business and Financial Officer, believes that the Company’s disclosure controls and internal controls currently provide reasonable assurance that the desired control objectives have been met, management does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

    There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes for the first quarter ended March 31, 2008 to the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A. RISK FACTORS

The risk factors presented below supplement and amend the risk factors previously disclosed by the Company in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The holders of the Company’s preferred stock have certain rights and privileges that are senior to that of its common stock holders, and the Company may issue additional shares of preferred stock without stockholder approval that could have a material adverse effect on the market value of the common stock.

The Company’s board of directors is authorized to issue up to 2 million shares of preferred stock. On April 11, 2008, the Company issued 981,411 shares of Series A Exchangeable Preferred Stock. The Series A Exchangeable Preferred Stock accrues cumulative dividends at the rate of 20% of the $31.20 per share purchase price, per annum, compounded monthly from and including April 11, 2008. Dividends will be paid on the Series A Exchangeable Preferred Stock beginning in August 2008. In the event that the Company fails for any reason to pay dividends on the Series A Exchangeable Preferred Stock, when it is lawfully permitted to do so or fails to redeem all shares of the Series A Exchangeable Preferred Stock within 30 days after receipt of a redemption demand notice, the dividend rate on the Exchangeable Preferred Stock will be increased to 30% per annum. The provisions of the Series A Exchange Preferred Stock prohibit the payment of dividends on the Company’s common stock unless the dividends on the preferred shares are first paid. In addition, upon a liquidation, dissolution or sale of our business, the holders of the Series A Preferred Stock Preferred Stock will be entitled to receive, in preference to any distribution to the holders of common stock, a liquidation preference, plus all accrued but unpaid dividends.

The issuance of our Series A Exchangeable Preferred Stock, and the rights associated with such stock, could delay, defer, or prevent a change in control. Furthermore, holders of the Series A Exchangeable Preferred Stock have other rights, including economic rights, senior to our common stock. The board of directors may also issue additional classes of preferred stock with rights and privileges senior to the rights of the holders of the Company’s common stock. As a result, the existence and issuance of the Company’s preferred stock could have a material adverse effect on the market value of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable for the first quarter ended March 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable for the first quarter ended March 31, 2008.

ITEM 4. SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable for the first quarter ended March 31, 2008.

ITEM 5. OTHER INFORMATION

On May 7, 2008, Felix J. Baker, Ph.D. and Jonathan S. Leff, two of the Company’s directors, announced their intention not to stand for re-election at the Company’s upcoming annual meeting of stockholders. Dr Baker serves as a member of the Company’s Science Committee, and Mr. Leff serves as a member of the Company’s Corporate Governance Committee. The decision not to stand for re-election was made in connection with the Company’s recently announced operational restructuring and was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

ITEM 6. EXHIBITS

Exhibit 4.1	Form of Warrant (incorporated by reference to the Company’s Registration Statement on Form S-3 filed on May 1, 2008)
Exhibit 10.1	Employment Agreement between Neurogen Corporation and Srdjan Stankovic dated as of April 14, 2008 (incorporated by reference to the Company’s Form 8-K filed on April 24, 2008)
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROGEN CORPORATION
By:	/s/ THOMAS A. PITLER
Thomas A. Pitler Senior Vice President and Chief Business and Financial Officer (Duly Authorized Officer) Date: May 12, 2008