Form 10-Q
period 2008-06-30
NEUROGEN CORP
filed 2008-08-11
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 11, 2008, the registrant had 67,822,845 shares of Common Stock outstanding.

FORM 10-Q
FOR THE SECOND QUARTER ENDED
JUNE 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
NEUROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(unaudited)
	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$28,935	$21,227
Marketable securities	13,894	21,362
Receivables from corporate partners	32	188
Assets held for sale	8,379	-
Other current assets, net	3,642	3,026
Total current assets	54,882	45,803
Property, plant & equipment:
Land, building and improvements	8,465	31,767
Equipment and furniture	3,429	17,932
	11,894	49,699
Less accumulated depreciation and amortization	3,948	24,178
Net property, plant and equipment	7,946	25,521
Other assets, net	38	46
Total assets	$62,866	$71,370
Liabilities, Exchangeable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,986	$7,787
Loans payable, current portion	5,263	5,835
Total current liabilities	12,249	13,622
Loans payable, net of current portion	2,977	3,141
Warrants to purchase common stock	6,118	-
Total liabilities:	21,344	16,763
Commitments and Contingencies (Note 13)
Exchangeable preferred stock:
Series A exchangeable preferred stock, par value $0.025 per share
Authorized 1,500 shares; issued and outstanding 981 and 0
shares at June 30, 2008 and December 31, 2007, respectively
(liquidation preference of $36,744 and $0 at June 30, 2008 and
December 31, 2007, respectively)	15,709	-
Total exchangeable preferred stock:	15,709	-
Stockholders’ equity:
Preferred stock, par value $0.025 per share
Authorized 500 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 75,000 shares; issued and outstanding 42,162 and 42,012
shares at June 30, 2008 and December 31, 2007, respectively	1,054	1,050
Additional paid-in capital	335,859	341,822
Accumulated deficit	(311,100)	(288,148)
Accumulated other comprehensive income	-	(117)
Total stockholders’ equity:	25,813	54,607
Total liabilities, exchangeable preferred stock and stockholders’ equity	$62,866	$71,370

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Operating revenues:
License fees	$-	$3,867	$-	$5,232
Research and development	-	1,666	-	2,706
Total operating revenues	-	5,533	-	7,938

Operating expenses:
Research and development	7,995	16,373	20,049	35,296
General and administrative	756	3,473	2,919	7,230
Restructuring and asset impairment charges	9,840	-	12,330	-
Total operating expenses	18,591	19,846	35,298	42,526
Operating loss	(18,591)	(14,313)	(35,298)	(34,588)
Gain on warrants to purchase common stock	11,954	-	11,954	-
Other income (expense):
Investment and other income	310	755	627	1,836
Interest expense	(130)	(193)	(281)	(390)
Total other income, net	180	562	346	1,446
Loss before income taxes	(6,457)	(13,751)	(22,998)	(33,142)
Income tax benefit	23	112	46	223
Net loss	(6,434)	(13,639)	(22,952)	(32,919)
Deemed preferred dividends	(5,407)	-	(5,407)	-
Net loss attributable to common stockholders	$(11,841)	$(13,639)	$(28,359)	$(32,919)
Basic and diluted loss per share attributable to common stockholders	$(0.28)	$(0.33)	$(0.67)	$(0.79)

Shares used in calculation of basic and diluted loss per share attributable to common stockholders	42,131	41,840	42,062	41,793

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities:
Net loss	$(22,952)	$(32,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	678	1,222
Amortization of investment premium/discount	47	96
Non-cash compensation expense	(963)	2,331
Non-cash gain on warrants to purchase common stock	(11,954)	-
401(k) match expense	433	503
Impairment loss on assets held for sale	7,200	-
Loss on disposal of assets	41	88
Changes in operating assets and liabilities:
Decrease in receivables from corporate partners	156	64
(Increase) decrease in other assets, net	(629)	41
Decrease in accounts payable and accrued expenses	(801)	(681)
Decrease in unearned revenue from corporate partners	-	(6,789)
Net cash used in operating activities	(28,744)	(36,044)
Cash flows from investing activities:
Purchases of property, plant and equipment	(165)	(471)
Proceeds on sales of assets	1,442	-
Maturities and sales of marketable securities	7,538	17,889
Net cash provided by investing activities	8,815	17,418
Cash flows from financing activities:
Principal payments under loans payable	(736)	(724)
Proceeds from issuance of Series A exchangeable preferred stock and warrants, net of issuance costs	28,373	-
Proceeds from exercise of employee stock options	-	312
Net cash provided by (used in) financing activities	27,637	(412)
Net increase (decrease) in cash and cash equivalents	7,708	(19,038)
Cash and cash equivalents at beginning of period	21,227	56,170
Cash and cash equivalents at end of period	$28,935	$37,132

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements have been prepared from the books and records of Neurogen Corporation (“Neurogen” or the “Company”) in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position and operations have been included. The condensed consolidated balance sheet at December 31, 2007 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the significant accounting policies described in Note 2, for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-K/A. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year.  The following is an addition to the Company’s significant accounting policies reported in the December 31, 2007 Form 10-K/A..

Convertible Preferred Stock

The carrying value of convertible preferred stock is increased by periodic accretion to account for accrued but unpaid dividends (see Note 4). The increase is affected through charges against additional paid-in-capital.

(2) NATURE OF THE BUSINESS

Neurogen, incorporated under the laws of the State of Delaware in 1987, is a company engaged in the development of new drugs for a broad range of pharmaceutical uses. Neurogen is focused on advancing new small molecule drugs where existing therapies achieve limited therapeutic effects or produce unsatisfactory side effects.

The Company has not derived any revenue from product sales to date. The Company expects to continue to incur substantial and increasing losses for at least the next several years and will need substantial additional financing to obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities, which the Company will seek to raise through equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funds will be available on terms favorable to the Company, if at all. If these funds are not available to us, we may be required to delay, reduce the scope of, or eliminate some or all of our research or development programs or sell some or all of our capital assets or pursue other strategies.

We believe that our current assets will be sufficient to fund our planned operations into the third quarter of 2009 taking into account the $30.6 million received in the 2008 Private Placement.  We intend to utilize these funds for operations, particularly the achievement of important client milestones in our Parkinson's disease and Restless Legs Syndrome (“RLS”) programs planned for 2008 as well as general and corporate overhead expenses.  There can be no assurance that the Company will successfully complete its clinical development, obtain adequate patent protection for its technology, obtain necessary government regulatory approval for drug candidates the Company develops or that any approved drug candidates will be commercially viable. In addition, the Company may not be profitable even if it succeeds in commercializing any of its drug candidates.

(3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF Issue No. 07-1”). EITF Issue No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The provisions of EITF Issue No. 07-1 also include enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not believe that its adoption in the first quarter of 2009 will have a material impact on its financial position, results of operations or cash flows.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which provides for additional disclosure and documentation surrounding derivative positions and hedging activity. The statement is applicable for all fiscal years beginning on or after November 15, 2008 and earlier adoption is encouraged. The Company does not believe that its adoption in the first quarter of 2009 will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not believe that its adoption will have a material impact on its financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating its impact, if any, on financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. The EITF addresses the accounting for certain instruments as derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The guidance is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating its impact, if any, on financial position, results of operations or cash flows.

(4) PREFERRED STOCK

On April 7, 2008, the Company entered into a financing transaction (the “2008 Private Placement”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) among the Company and selected institutional investors (the “Purchasers”). The Company’s Board of Directors designated a maximum of 1,500,000 of the 2,000,000 originally authorized Preferred shares as non-voting Series A Exchangeable Preferred Stock, par value $0.025 per share (the “Preferred Stock”). Under the Securities Purchase Agreement, the Company agreed to issue and sell to the Purchasers (i) an aggregate of 981,411 shares of its Preferred Stock and (ii) 981,411 warrants (the “Warrants”) to acquire shares of common stock, par value $0.025 per share (the “Common Stock”) (see Note 5).

Each share of the Preferred Stock was automatically exchanged for 26 shares of common stock at $1.20 per share upon stockholder approval of the transaction terms.  Each Warrant is exercisable for the number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which one share of Preferred Stock was exchangeable at the time the Warrant is exercised. The total purchase price paid by the Purchasers was approximately $30,620,000, resulting in net proceeds to the Company of approximately $28,373,000, after deducting placement agent fees and other offering expenses paid by the Company. Based on the closing price of the Common Stock on April 7, 2008 of $2.26 per share, the market value of the common shares issuable upon exchange of the Preferred Stock was approximately $57,668,000.

The Preferred Stock was recorded in mezzanine equity, in accordance with the guidance in EITF D-98, Classification and Measurement of Redeemable Securities. In addition, as the Preferred Stock contains certain embedded features (a holders' conversion/auto-exchange feature, two redemption features and a Company's call option), the Company evaluated each of these embedded features to determine if any features required bifurcation (separation from the Preferred Stock host) under FAS 133, Accounting for Derivative Instruments.  Although the terms of the Preferred Stock indicated that a beneficial conversion feature (a “BCF”) existed as of April 7, 2008, the date of issuance, EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, requires that any contingent BCF should be measured at the commitment date (April 7, 2008), but not recognized until the contingency is resolved, which was the date the conversion was approved by the stockholders (July 25, 2008).  The remaining redemption and call features did not meet the definition of a derivative under FAS 133 and is not bifurcated.

The net proceeds of $28,373,000 were allocated between the Preferred Stock and the Warrants (see Note 5) by first recording the fair value of the Warrants of $18,072,000 and then allocating the remaining net proceeds of $10,301,000 to the Preferred Stock.  The value of the warrants was treated as a discount on the Preferred Stock and was accreted through the first redemption date of the Preferred Stock as a deemed dividend.  Additional deemed dividends impacting the carrying value of the Preferred Stock during the quarter ending June 30, 2008 include dividends that accrue at an annual rate of 20% compounded monthly (the "Preferred Dividends") and the accretion of the Preferred Stock to its incremental redemption value.  This accretion began at the date of issuance and will continue through the earliest possible redemption date, April 11, 2009, using the effective interest method. The balance of the Preferred Stock from issuance through June 30, 2008 has been impacted by these considerations as follows:

Balance of Preferred Stock, April 7, 2008	$10,301,000
Amortization of discount associated with the fair value of the Warrants	2,778,000
Preferred Dividends calculated and accrued	1,380,000
Accretion of incremental redemption value	1,248,000
Balance of Preferred Stock, June 30, 2008:	$15,709,000

(5) WARRANTS

In connection with the Company’s issuance of the Preferred Stock during the quarter ending June 30, 2008, the Company issued 981,411 Warrants exercisable to acquire shares of Common Stock. The Warrants have an exercise price of $2.30 per share, which was above the closing price $2.26 per share of the Common Stock on the date of issuance, or April 7, 2008. Each Warrant is exercisable for the number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which one share of Preferred Stock is exchangeable at the time the Warrant is exercised.

The Warrants, which will expire five years from the date of issuance, became exercisable on July 25, 2008, the date the Company’s stockholders approved the exchange of the Preferred Stock into Common Stock (the "Exchange").

EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, requires that a company have sufficient authorized shares underlying the Warrants in order to classify the financial instruments as equity. Since the Company did not have sufficient authorized shares on April 7, 2008 for the conversion of all of the Warrants, the Warrants were recorded as a liability. The fair value of the Warrants as determined on April 7, 2008 was approximately $18,072,000, utilizing the Black-Scholes method.  That amount was recorded as a liability, treated as a discount on the Preferred Stock, and accreted through the first redemption date of the Preferred Stock as a deemed dividend.

EITF 00-19 also requires that the changes in fair value of the Warrants be reported in earnings while the Warrants remain classified as a liability.  At June 30, 2008, the fair value of the Warrants, determined utilizing the Black-Scholes method, was approximately $6,118,000, resulting in a gain recorded by the Company of approximately $11,954,000 for the three months ending June 30, 2008. The decreased warrant fair value was due primarily to the decline in the Company’s stock price. The closing sales prices of Neurogen’s Common Stock were $2.26 and $1.03 on April 7, 2008 and June 30, 2008, respectively.

The fair value for Warrants was calculated using the Black-Scholes method with the following assumptions:

	As of
	April 7, 2008	June 30, 2008

Expected life	5 years	4.8 years
Risk-free interest rate	2.75%	3.29%
Volatility	76%	77%
Expected dividend yield	0%	0%

(6) RESTRUCTURING PLAN

Reduction in Force

In February 2008, the Company announced a reduction in its workforce as part of a restructuring plan to focus the Company’s resources on advancing its clinical assets. As part of this plan, Neurogen eliminated approximately 70 employee positions inclusive of both administrative and research functions, representing approximately 50% of its total workforce. Affected employees were eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. A charge of $2,490,000 was recorded in the first quarter of 2008, including $2,390,000 related to employee separation costs and $100,000 related to outplacement and administrative fees.

  In April 2008, the Company announced a second reduction in force as part of a restructuring plan to focus the Company’s resources on advancing its four unpartnered clinical programs in insomnia, anxiety, restless legs syndrome (“RLS”), and Parkinson’s disease. As part of this plan, Neurogen eliminated approximately 45 employee positions inclusive of both administrative and research functions, representing approximately 60% of its total workforce at that time. Affected employees were eligible for a severance package that included severance pay, continuation of benefits and outplacement services. A charge of $2,640,000 was recorded in the second quarter of 2008, including $2,550,000 related to employee separation costs and $90,000 related to outplacement and administrative fees.

As of June 30, 2008, $1,132,000 remained as a liability, the majority of which will be paid out in the third quarter.

Assets held for sale

In April 2008, Neurogen placed four of its five buildings, or approximately 64% of its square footage, up for sale. In the second quarter of 2008, Neurogen reduced the carrying value of those facilities, recording an impairment charge of $7,200,000 and classified the buildings as held for sale.

In addition, Neurogen utilized an external vendor to conduct an online auction of its general, lab and computer equipment and office furniture that it determined were no longer needed as result of the restructuring. The auction of these assets took place at the end of June 2008. Neurogen recorded a receivable of $1,700,000, $1,387,000 of which is associated with the sales of capital assets with no material gain or loss and $313,000 of which is associated with the sales of previously expensed items. The Company identified additional assets for sale and classified them as held for sale at the end of the quarter. Based upon the results of Neurogen’s online auction, no impairment loss was recorded for equipment that is held for sale at the end of June 2008.

The following table details the information related to restructuring charges recorded during the six-months ended June 30, 2008 (in thousands):

	Asset Impairment	Severance and Related Costs	Other Restructuring Costs	Total
Accrual balance, January 1	$-	$-	$-	$-
Restructuring charge	7,200	4,940	190	12,330
Subtotal	7,200	4,940	190	12,330
Cash payments	-	(3,808)	(190)	(3,998)
Non-cash adjustments	(7,200)	-	-	(7,200)

Accrual balance, June 30	$-	$1,132	$-	$1,132

 (7) FAIR VALUE MEASUREMENTS

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

▪	are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

▪	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of June 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The assets included the Company’s marketable securities, which include Money Market funds, U.S. government notes, and corporate notes and bonds.  The liabilities included the Company’s Warrants for the Common Stock associated with the Company’s April 2008 financing.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

U.S. government notes	$-	$1,509	$-	$1,509
Corporate notes and bonds	-	12,385	-	12,385
Total	$-	$13,894	$-	$13,894

U.S. government notes are measured at fair value using quoted market prices (inactively-traded) and are classified within Level 2 of the valuation hierarchy. Corporate notes and bonds are measured at fair value using quoted market prices (inactively-traded) and are classified within Level 2 of the valuation hierarchy.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Warrants for Common Stock	$-	$6,118	$-	$6,118
Total	$-	$6,118	$-	$6,118

The Warrants for Common Stock are measured via the use of the Black-Scholes model as of the reporting date, June 30, 2008, as further described in Note 5, and are classified within Level 2 of the valuation hierarchy.  The gain recorded on the Warrants for Common Stock during the quarter ending June 30, 2008 was approximately $11,954,000.  (See Note 5 for more information.)

(8) MARKETABLE SECURITIES

The following tables summarize the Company’s marketable securities (in thousands):

	June 30, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$1,499	$10	$-	$1,509
Corporate notes and bonds	12,395	10	(20)	12,385
Total	$13,894	$20	$(20)	$13,894

	December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$2,499	$2	$-	$2,501
Corporate notes and bonds	18,980	-	(119)	18,861
Total	$21,479	$2	$(119)	$21,362

The following table summarizes investment maturities at June 30, 2008 (in thousands):

	Amortized Cost	Fair Value

Less than one year	$13,894	$13,894
Due in 1 year	-	-
Total	$13,894	$13,894

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate Bonds	$-	$-	$1,486	$(13)	$1,486	$(13)
Total	$-	$-	$1,486	$(13)	$1,486	$(13)

The table above consists of one security. Based on the contractual terms and credit quality of this security, and current market conditions, the Company does not consider it likely that it will be settled by the issuer at a price less than the amortized cost of the investment. Since the Company believes it has the ability and intends to hold this investment until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2008.

(9)  STOCK-BASED COMPENSATION

The Company has certain stock incentive plans under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are generally granted at fair market value at the date of grant, with vesting schedules that range from immediate vesting (typically in the case of grants to consultants) to four or five years (typically in the case of grants to employees), and expire up to ten years after grant. Under all plans at June 30, 2008, there were 6,871,062 shares reserved for future issuance (of which 5,866,638 are reserved for options outstanding and 1,004,424 are available for future grant as options or restricted stock). In addition, 25,000 shares of unvested restricted stock issued from the plans remain outstanding as of June 30, 2008.

Stock Options

The following table presents the combined activity of the Company’s stock option plans (excluding unvested restricted stock of 25,000 shares) for the six-month period ended June 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1	5,713,794	$10.50
Granted	1,579,684	1.21
Exercised	-	-
Canceled	1,426,840	6.64
Outstanding at June 30	5,866,638	8.93	3.9	$2,400
Options exercisable at June 30	3,728,836	$12.61	2.2	$800

The Company did not record any tax benefit from the exercise of stock options since the Company has been in a continuous loss position and has a full valuation allowance on all of its tax assets..

Option grants to employees that allow for immediate vesting due to retirement are expensed over the period from grant date to retirement eligibility date. Options granted to Directors which allow for immediate vesting upon termination of service are expensed immediately.

The estimated weighted average fair value at the date of grant for options granted in the six months ended June 30, 2008 and 2007 was $0.76 and $4.14, respectively, using the Black-Scholes method with the following assumptions:

	Six Months Ended June 30,
	2008	2007

Expected life	4.6-6.5 years	5.5-6.5 years
Risk-free interest rate	2.7%-3.8%	4.5%-4.9%
Volatility	77%-81%	71%-73%
Expected dividend yield	0%	0%

The compensation cost related to unvested options at June 30, 2008 to be recognized in the future is approximately $2,101,000, which will be recognized as expense over the remaining weighted-average vesting period of 1.0 year at June 30, 2008.

Non-Cash Stock Compensation Expense

The composition of non-cash stock compensation expense is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Restricted stock	$9	$15	$20	$42
FAS 123R (credit) expense	(1,212)	1,231	$(1,004)	2,277
Total non-cash compensation (credit) expense	$(1,203)	$1,246	$(984)	$2,319

  For the six month periods ended June 30, 2008 and June 30, 2007, the Company recorded a net non-cash credit of $1,004,000 and a net non-cash expense of $2,277,000, respectively, for employee options as a result of SFAS No. 123R. The net credit in the first half 2008 resulted from a gross credit of approximately $2,632,000 associated with the cancellation of certain options previously granted to employees who were terminated in the 2008 restructurings offset by expense of approximately $1,628,000 for options that continue to vest.

(10) NET LOSS PER COMMON SHARE

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

Options and unvested restricted stock outstanding as of June 30, 2008 and 2007 of 5,891,638 and 6,151,441, respectively, represented all potentially dilutive securities that were excluded for the calculation of diluted loss per share.

(11) INCOME TAXES

As of January 1, 2007, the Company adopted Financial Interpretation Number (FIN) 48, an interpretation of SFAS No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Neurogen has never paid federal or state income taxes due to its history of net operating losses.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of January 1 and June 30, 2008, the Company had no accruals for interest or penalties related to income tax matters.

The Company believes that only one tax matter has uncertainty, and it relates to the amount of an anticipated refund from the state of Connecticut.  Connecticut tax law provisions allow certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits in exchange for foregoing the carryforward of these credits into future tax years. However, should the Company not have the ability to sell some or all of the credits for the anticipated cash refund, the unexchanged credits will be retained by the Company for application against future taxable income. Accordingly, these credits are also included in the Company’s deferred tax assets.

The Company believes that it is entitled to a larger cash refund for tax credit carryovers from the state of Connecticut for certain prior years. In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. Those companies, together with the Department of Revenue Services agreed to use the appeal of one of those companies as a representative case for trial.  After protracted litigation, the Tax Session of the Superior Court held that the representative company was entitled to exchange the balance of its unpaid research and development credits with the State, but that representative company had applied prematurely to exchange credits from later years before it had fully exchanged credits from earlier years.  The representative company has appealed that decision to the Connecticut Supreme Court.  It is expected that oral argument on the appeal will be held during the fourth quarter of 2008 with a decision in 2009.  Neurogen expects that its appeals will be governed by the final resolution in the representative appeal.  The Company has fully reserved any assets related to this matter.

The Company files income tax returns in the United States and Connecticut. The Company is open to examination by the Internal Revenue Service and Connecticut for calendar years 1993 to the present and from 2000 to present, respectively. The tax years are still open to audit as net operating losses incurred in those years may be subject to examination. The Company is currently not under any income tax examinations.

(12) COMPREHENSIVE LOSS

Comprehensive loss for the three-month periods ended June 30, 2008 and 2007 was $6,486,000 and $13,493,000, respectively. Comprehensive loss for the six-month periods ended June 30, 2008 and 2007 was $22,835,000 and $32,550,000, respectively. The differences between net loss and comprehensive loss are due to changes in the net unrealized gain or loss on marketable securities.

 (13) COMMITMENTS AND CONTINGENCIES

In May 2008, the Company provided confirmation letters to all benefit-eligible employees indicating that if it became necessary to further reduce the workforce of Neurogen prior to December 31, 2009, each terminated employee would receive severance.  The total amount of this commitment is approximately $2,792,000 including approximately $1,282,000 expected to be paid pursuant to existing or future employment contracts and $1,510,000 paid to employees without an employment agreement.

(14) SUBSEQUENT EVENTS

   Preferred Stock. On July 25, 2008, the Company's stockholders voted to approve the Exchange of Preferred Stock for common shares.  As a result of the Exchange, the Company is no longer required to pay any dividends, even those accrued through June 30, 2008.  In addition, all redemption and liquidation features associated with the Preferred Stock cease to exist as of July 25, 2008 since all of the Company's outstanding Preferred Stock was exchanged for 25,516,686 shares of Common Stock on that date.

   Warrants. On July 25, 2008, the Company’s stockholders approved an increase in the Company’s authorized shares of Common Stock. The Company will adjust the fair value of the Warrants to $1,372,000, the fair value as of July 25, 2008, and recognize a gain of $4,746,000 based upon a closing sales price of the Company’s Common Stock of $0.35. The Company will then reclassify the remaining liability balance into additional-paid-in-capital. Since the Company will have a sufficient number of shares of Common Stock for all potentially convertible instruments, the Warrants will then be reclassified as equity, but previously recognized gains or losses will not be reversed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of Neurogen Corporation (“Neurogen,” “the Company,” “we,” “us,” “our”). It should be read in conjunction with the financial statements in this quarterly report on Form 10-Q and our annual report on Form 10-K, as amended, for the year ended December 31, 2007.

Note Regarding Forward-looking Statements

Statements that are not historical facts, including statements about the Company’s confidence and strategies, the status of various product development programs, the sufficiency of cash to fund planned operations and the Company’s expectations concerning its development compounds, drug discovery technologies and opportunities in the pharmaceutical marketplace are “forward-looking statements” within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of the Company’s drug candidates, in-licensing of drug candidates, collaborations and alliances, acquisitions or business combinations, the failure to attract or retain key personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates which could slow or prevent product development efforts, competition within the Company’s anticipated product markets, the Company’s dependence on corporate partners with respect to development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company’s business, risk that patents and confidentiality agreements will not adequately protect the Company’s intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of the Company’s products, the Company’s recent operational restructuring and other risks detailed in the Company’s Securities and Exchange Commission filings, including its Annual Report on Form 10-K/A for the year ended December 31, 2007, each of which could adversely affect the Company’s business and the accuracy of the forward-looking statements contained herein.  Any new material changes in risk factors since the Annual Report on Form 10-K/A for the year ended December 31, 2007 are discussed further in Part II, Item 1A.

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

During the first six months of 2008, we restructured our research and development operations to suspend our active discovery operations. This involved reducing our discovery research and administrative support staff by approximately 70 employees in February 2008 and by approximately 45 employees in early April 2008. (See Footnote 6 to our condensed consolidated financial statements.) This restructuring was a part of an initiative to focus our resources on advancing our four unpartnered clinical programs in insomnia, anxiety, restless legs syndrome, or RLS, and Parkinson's disease.

In the second quarter of 2008, we incurred significant expenses in conducting clinical trials and other development activities, such as formulation testing and toxicology studies, for aplindore, our lead compound in the RLS and Parkinson’s disease programs and adipiplon, formerly NG2-73, our lead compound in the insomnia program and anxiety program.  In February 2008, we commenced Phase 2 studies with aplindore, our dopamine partial agonist, in Parkinson’s disease and in RLS.

Our ongoing Phase 2 Parkinson’s study is a dose-ranging double-blind placebo controlled exploratory study of the safety, tolerability, efficacy and pharmacokinetics of aplindore in patients with early stage Parkinson's disease.  The primary endpoint of the study is safety and efficacy.  We will also explore efficacy as a secondary endpoint.  We are doing this study in cohorts where we explore a different titration regimen and dose range in each cohort. We expect to dose up to five cohorts of eight patients each for two weeks of treatment with doses of aplindore administered twice per day.

Our ongoing Phase 2 RLS study is a Phase 2 single blind, placebo-controlled multi-center study designed to determine the efficacy and safety of escalating doses of aplindore administered once per day for at least three nights compared to placebo. The primary end point of this study is the number of periodic limb movements, or PLM’s, per hour of sleep for patients receiving aplindore versus those receiving placebo.  We are also exploring additional subjective outcomes in sleep measures in several secondary end points. We expect up to 24 adult patients with RLS to participate in the study.

In July 2008, we announced the suspension of an ongoing insomnia study comparing adipiplon with Ambien CR®.  In this study, we observed a higher than anticipated rate of unwanted next-day effects suggesting the blood levels of the adipiplon bi-layer tablet being administered in the study were too high. We are currently evaluating data generated on the bi-layer tablets used in the study to determine whether the tablets released the active drug as designed and whether we can and should move forward with the insomnia program.

If aplindore or adipiplon were to progress through additional Phase 2 and Phase 3 studies without us entering into an agreement to partner with another firm to share costs and future revenue, clinical trial and other development expenses related to these drugs would be expected to increase. The actual amount of future development expenses will derive from the level of development activities being conducted and the level of these activities is contingent on the results of ongoing studies.

 Research and development expenses accounted for 57% and 83% of total expenses in the six-month periods ended June 30, 2008 and 2007, respectively. As a result of the operational restructurings that we undertook in 2008, we are now planning to sell certain physical and intellectual property assets associated with our prior research operations.  As a result, we reclassified a majority of our buildings and equipment as available for sale and wrote down the value of those buildings by $7.2 million.  Based upon the result of the sale of equipment in an auction late in the second quarter, no loss was incurred, and therefore, no loss has been recorded for equipment that is anticipated to be sold in the future.

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

Three Months Ended June 30, 2008 and 2007

Operating revenues. We had no operating revenues for the three months ended June 30, 2008 compared to $5.5 million for the same period in 2007.  The decrease is a result of the conclusion of the research component of our VR1 collaboration with Merck Sharp & Dohme Limited, a subsidiary of Merck & Co., Inc., or Merck. As of June 30, 2007, license fee revenue consisted of $2.1 million of the initial $15.0 million license fee received in 2003, $0.4 million of the first $2.5 million anniversary license fee received in 2004, $0.6 million of the second $2.5 million anniversary license fee received in 2005, and $0.7 million of the final $2.0 million anniversary license payment received in 2006. The research and development revenue consisted of $1.0 million of a $3.0 million nonsubstantive milestone received from Merck in October 2006 and $0.7 million in research funding received in March 2007. The nonsubstantive milestone and the license payment were being recognized over the remaining contract period, which was accelerated due to the conclusion of the research program component of the Company’s VR1 collaboration with Merck. The research funding was being recognized over the associated service period of three months. The research program and our remaining obligations concluded as of August 28, 2007, and as such, remaining unearned revenue was recognized ratably over the period between May 30 and August 28, 2007.

	Three Months Ended June 30,
	2008	2007	Change
	(in thousands)
License fees	$-	$3,867	$(3,867)
Research and development	-	1,666	(1,666)

Total operating revenue	$-	$5,533	$(5,533)

We have no future revenues anticipated at this time; however, we are still eligible to receive milestone payments from Merck upon their achievement of certain development milestones.

Research and development expenses. Research and development expenses were $8.0 million and $16.4 million for the three months ended June 30, 2008 and 2007, respectively. The decrease in research and development costs in the period ended June 30, 2008 compared to the same period ended 2007 was primarily due to a $6.5 million reduction in internal research and development expenses (see table below) associated with the restructuring plans that occurred in 2008.  The reduction of internal research and development expenses included a noncash credit of $1.4 million associated with the cancellation of stock options of employees terminated in the Company's 2008 restructurings offset by noncash expense of $0.6 million for options which continue to vest.  Other salary and benefits expenses associated with the February and April 2008 restructurings are excluded from the table below and discussed further in Restructuring charges. The decrease in research and development expenses is also due to a decrease in outsourced clinical trials. An overall decrease in outsourced clinical trials was attributable to a $1.0 million decrease in clinical trial activity in the obesity program that we are no longer advancing and decreases of $1.7 million in the insomnia and anxiety programs partially offset by increases of $1.7 million in clinical expenses for the Parkinson’s disease and RLS programs. Outsourced non-clinical development expenses, such as toxicology studies, chemical manufacturing, formulations and stability studies for all of our unpartnered programs decreased in 2008 compared to the same period in 2007.  (See also Footnotes 6 to our condensed consolidated financial statements.)

	Three Months Ended June 30,
	2008	2007	Change
	(in thousands)
Outsourced clinical expenses
Insomnia and anxiety	$2,128	$3,861	$(1,733)
Obesity	-	955	(955)
Parkinson’s disease and RLS	1,731	-	1,731
Total outsourced clinical expenses	3,859	4,816	(957)
Outsourced non-clinical development expenses	2,569	3,514	(945)
Internal expenses
Salary and benefits	632	5,312	(4,680)
Supplies and research	58	1,211	(1,153)
Computer and office supplies	73	185	(112)
Facilities and utilities	551	966	(415)
Travel and other costs	253	369	(116)
Total internal expenses	1,567	8,043	(6,476)

Total research and development expenses	$7,995	$16,373	$(8,378)

As mentioned above, unless currently unpartnered programs are partnered, we retain all rights to the programs, and we expect that development costs will increase as each program progresses.

  General and administrative expenses. General and administrative expenses were $0.8 million and $3.5 million for the three months ended June 30, 2008 and 2007, respectively. This decrease was primarily due to a $1.5 million decrease in salaries and benefits expense (including a noncash credit of $0.7 million for the cancellation of stock options as a result of employee terminations offset by noncash expense of $0.3 million for options that continue to vest). Salary and benefits expenses associated with our February and April 2008 restructurings are excluded from the table below and discussed further in Restructuring charges. General and administrative expenses also decreased as a result of a decrease in patent and administrative expenses.  As a result of the restructuring plan, we prosecuted fewer patents during the second three months of 2008 compared to the same period in 2007.  In addition, the decrease in administrative expense is associated with a decrease in legal expenses.  We capitalized legal expenses associated with the financing transaction in April 2008

	Three Months Ended June 30,
	2008	2007	Change
	(in thousands)
Salary and benefits	$242	1,713	(1,471)
Supplies	89	140	(51)
Patents	133	533	(400)
Administrative	172	715	(543)
Travel, facilities and other costs	120	372	(252)

Total general and administrative expenses	$756	$3,473	$(2,717)

Restructuring charges. Restructuring charges were $9.8 million for the three months ended June 30, 2008. We had no restructuring charges in the second quarter of 2007. The restructuring charge in the second quarter of 2008 is associated with the reduction in workforce announced on April 8, 2008. As part of this plan, we eliminated approximately 45 employee positions inclusive of both administrative and research functions, representing approximately 60% of our total workforce. Affected employees are eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. A charge of $2.6 million was recorded in the second quarter of 2008, including $2.5 million related to employee separation costs and $0.1 million related to outplacement and administrative fees, the majority of which will be paid in the second and third quarters of 2008. We also recorded, in the second quarter, an estimated asset impairment charge of $7.2 million related to the buildings that are available for sale.

Gain on warrants to purchase common stock. In the second quarter of 2008, we recorded a non-recurring gain on Warrants to purchase Common Stock of $12.0 million in connection with our April 2008 financing.  The financing is discussed further in Liquidity and Capital Resources. (See also the Footnote 4 and Footnote 5 to our condensed consolidated financial statements.)

Other income, net of interest expense. Other income, net of interest expense, was $0.2 million for the three months ended June 30, 2008, compared to $0.6 million for the same period in 2007. The decrease is a result of our lower cash and marketable securities balance over the period.

Income tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. For the three months ended June 30, 2008, the Company recorded an income tax benefit of $0.02 million for the sale of R&D credits generated during this period to the State of Connecticut compared to the $0.1 million for the same period in 2007. The decrease in sale of R&D credits is attributable to a reduction in our research and development expenses.

Net loss attributable to common stockholders. The Company recognized a net loss attributable to common stockholders of $11.8 million for the three months ended June 30, 2008 compared to $13.6 million for the same period in 2007. The $1.8 million decrease in net loss was primarily a result of a decrease in operating expenses and a gain on warrants to purchase common stock offset by the impairment charge on the buildings and deemed preferred dividends.

Six Months Ended June 30, 2008 and 2007

Operating revenues. We had no operating revenues for the six months ended June 30, 2008 compared to $7.9 million for the same period in 2007. The decrease is a result of the conclusion of the research component of our VR1 collaboration with Merck. As of June 30, 2007, license fee revenue consisted of $2.9 million of the initial $15.0 million license fee received in 2003, $0.6 million of the first $2.5 million anniversary license fee received in 2004, $0.8 million of the second $2.5 million anniversary license fee received in 2005, and $0.9 million of the final $2.0 million anniversary license payment received 2006. The research and development revenue consisted of $1.3 million of a $3.0 million nonsubstantive milestone received from Merck in October 2006 and $1.4 million in research funding received in March 2008 and December 2007. The nonsubstantive milestone and the license payment were being recognized over the remaining contract period, which was accelerated due to the conclusion of the research program component of the Company’s VR1 collaboration with Merck. The research funding was being recognized over the associated service period of three months. The research program and our remaining obligations concluded as of August 28, 2007, and as such, remaining unearned revenue was recognized ratably over the period between May 30 and August 28, 2007.

	Six Months Ended June 30,
	2008	2007	Change
	(in thousands)
License fees	$-	$5,232	$(5,232)
Research and development	-	2,706	(2,706)

Total operating revenue	$-	$7,938	$(7,938)

We have no future revenues anticipated at this time; however, we are still eligible to receive milestone payments from Merck upon their achievement of certain development milestones.

Research and development expenses. Research and development expenses were $20.0 million and $35.3 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in research and development costs in the period ended June 30, 2008 compared to the same period ended 2007 was primarily due to a $8.6 million reduction in internal research and development (see table below) associated with the restructuring plans that occurred in 2008.  The reduction in internal research and development expenses included a noncash credit of $1.8 million associated with the cancellation of stock options of employees terminated in the 2008 restructurings offset by noncash expense of $1.1 million for options that continue to vest. Other salary and benefits expenses associated with the 2008 restructurings are excluded from the table below and discussed further in Restructuring charges. The decrease in research and development expenses is also due to decreased outsourced clinical trials. An overall decrease in outsourced clinical trials was attributable to a $1.4 million decrease in clinical trial activity in the obesity program, which we are no longer advancing, as well as an $8.7 million decrease in costs for the insomnia program partially offset by a $4.2 increase in clinical expenses for the Parkinson’s disease and RLS programs. Outsourced non-clinical development expenses, such as toxicology studies, chemical manufacturing, formulations and stability studies for all of our unpartnered programs decreased in 2008 compared to the same period in 2007.
	Six Months Ended June 30,
	2008	2007	Change
	(in thousands)
Outsourced clinical expenses
Insomnia and anxiety	$2,428	$11,094	$(8,666)
Obesity	157	1,597	(1,440)
Parkinson’s disease and RLS	4,584	400	4,184
Total outsourced clinical expenses	7,169	13,091	(5,922)
Outsourced non-clinical development expenses	5,444	6,180	(736)
Internal expenses
Salary and benefits	4,184	10,670	(6,486)
Supplies and research	930	2,304	(1,374)
Computer and office supplies	235	394	(159)
Facilities and utilities	1,459	1,974	(515)
Travel and other costs	628	683	(55)
Total internal expenses	7,436	16,025	(8,589)

Total research and development expenses	$20,049	$35,296	$(15,247)

As mentioned above, unless currently unpartnered programs are partnered, we retain all rights to the programs, and we expect that development costs will increase as each program progresses.
General and administrative expenses. General and administrative expenses were $2.9 million and $7.2 million for the six months ended June 30, 2008 and 2007, respectively. This decrease was primarily due to a $2.2 million decrease in salaries and benefits expense (including a noncash credit of $0.8 million for cancellation of stock options as a result of employee terminations offset by noncash expense of $0.5 million for options which continue to vest).  Salary and benefits expenses associated with our February and April 2008 restructurings are excluded from the table below and discussed further in Restructuring charges. General and administrative expenses also decreased as a result of decreases in, patents expense and administrative expense. As a result of the restructuring plan, we prosecuted fewer patents during the first six months of 2008 compared to the same period in 2007.  In addition, the decrease in administrative expense is associated with a decrease in legal expenses.  We capitalized legal expenses associated with the financing transaction in April 2008.

	Six Months Ended June 30,
	2008	2007	Change
	(in thousands)
Salary and benefits	$1,200	$3,389	$(2,189)
Supplies	174	415	(241)
Patents	240	1,149	(909)
Administrative	906	1,560	(654)
Travel, facilities and other costs	399	717	(318)

Total general and administrative expenses	$2,919	$7,230	$(4,311)

Restructuring charges. Restructuring charges were $12.3 million for the six months ended June 30, 2008. We had no restructuring charges in the first six months of 2007. The restructuring charge in 2008 is associated with the reductions in workforce announced on February 5, 2008 and April 8, 2008. As part of these plans, we eliminated approximately 115 employee positions inclusive of both administrative and research functions, representing approximately 78% of our total workforce. Affected employees are eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. Charges of $5.1 million were recorded in the six month period ended June 30, 2008, including $4.9 million related to employee separation costs and $0.2 million related to outplacement and administrative fees. We also recorded, in the second quarter of 2008, an estimated asset impairment charge of $7.2 million related to the buildings that are available for sale.

Gain on warrants to purchase common stock. In the six months ended June 30, 2008, we recorded a non-recurring gain on Warrants to purchase Common Stock of $12.0 million in connection with our April 2008 financing.  The financing is discussed further in Liquidity and Capital Resources. (See also the Footnote 4 and Footnote 5 to our condensed consolidated financial statements.)

  Other income, net of interest expense. Other income, net of interest expense, was $0.3 million for the six months ended June 30, 2008, compared to $1.4 million for the same period in 2007. The decrease is a result of our lower cash and marketable securities balance over the period.

Income tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. For the six months ended June 30, 2008, the Company recorded an income tax benefit of $0.05 million for the sale of R&D credits generated during this period to the State of Connecticut compared to the $0.2 million for the same period in 2007. The decrease in sale of R&D credits is attributable to a reduction in our research and development expenses.

Net loss attributable to common stockholders. The Company recognized a net loss attributable to common stockholders of $28.4 million for the six months ended June 30, 2008 compared to $32.9 million for the same period in 2007. The $4.5 million decrease in net loss was primarily a result of a decrease in operating expenses and a gain on warrants to purchase common stock offset by the impairment charge on the buildings and deemed preferred dividends.

Liquidity and Capital Resources

At June 30, 2008 and December 31, 2007, cash, cash equivalents and marketable securities in the aggregate were $42.8 million and $42.6 million, respectively. Our combined cash and other short-term investments increased due to the cash received in the private placement offering, which is discussed in more detail below, offset by funding of operations, advancing our clinical programs, and paying down outstanding loans. The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of operating needs and financing events. We intend to use our cash to fund our operations, particularly the achievement of important clinical milestones in our Parkinson’s disease and RLS programs planned for 2008 as well as general and corporate overhead.

As of June 30, 2008, our working capital was $42.6 million compared to $32.2 million at December 31, 2007.

Cash used in operating activities was $28.7 million for the six months ended June 30, 2008 and was primarily attributable to our $23.0 million net loss. Additionally, we experienced a non-cash gain on warrants to purchase common stock of $12.0 million as well as a decrease in accounts payable and accrued expenses and an increase in other assets, which were primarily offset by non-cash charges related to $7.2 million impairment loss on assets held for sale, depreciation, non-cash compensation, and 401k match expense. Cash used in operating activities was $36.0 million for the six months ended June 30, 2007 and was primarily attributable to our $32.9 million net loss and a $6.8 million decrease in unearned revenue from corporate partners, primarily offset by a $0.7 million decrease in accounts payable and accrued expenses, non-cash charges related to depreciation, non-cash compensation, and 401k match expense.

Cash provided by investing activities was $8.8 million and $17.4 million for the six months ended June 30, 2008 and 2007 and was attributable to the maturities of marketable securities (and proceeds received from the sale of assets in 2008) offset by minimal purchases of property, plant and equipment.

Cash provided by financing activities was $27.6 million for the six months ended June 30, 2008 and was attributable to proceeds received for the issuance of its non-voting Series A Exchangeable Preferred Stock (the “Preferred Stock”), net of issuance costs offset by principal payments of loan balances. On April 7, 2008, the Company entered into a financing transaction (the “2008 Private Placement”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) among the Company and selected institutional investors (the “Purchasers”). Under the Securities Purchase Agreement, the Company agreed to issue and sell to the Purchasers (i) an aggregate of 981,411 shares of its Preferred Stock, par value $0.025 per share and (ii) 981,411 warrants (the “Warrants”) to acquire shares of common stock, par value $0.025 per share (the “Common Stock”). Each share of the Preferred Stock was automatically exchangeable for 26 shares of common stock at $1.20 per share upon stockholder approval of the transaction terms.  Each Warrant is exercisable for the number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which one share of Preferred Stock was exchangeable at the time the Warrant is exercised. The total purchase price paid by the Purchasers was $30.6 million resulting in net proceeds to the Company of approximately $28.4 million, after deducting placement agent fees and other offering expenses paid by the Company.  On July 25, 2008, the Company's stockholders voted to approve the exchange of Preferred Stock for common shares, and all of the Company's outstanding Preferred Stock was exchanged for 25,516,686 shares of Common Stock. (See Footnote 4 and Footnote 5 to our condensed consolidated financial statements.) For the six months ended June 30, 2007, cash used in financing activities was $0.4 million and was attributable to principal payments of loan balances offset by the exercise of stock options.

Our cash requirements to date have been met primarily by the proceeds of our equity financing activities, amounts received pursuant to collaborative research, licensing or technology transfer arrangements, certain debt arrangements and interest earned on invested funds. Our equity financing activities have included underwritten public offerings of equity securities, private placement offerings of common stock and private sales of common stock in connection with collaborative research and licensing agreements. Our expenditures have funded research and development, general and administrative expenses, and the construction and outfitting of our research and development facilities.

We have not derived any product revenues from product sales and do not expect to derive any product revenues for at least the next several years, if at all. Prior to deriving any such product revenues, we expect to incur significant losses and negative cash flows that in the aggregate could exceed our existing cash resources.

We likely will need to finance future cash needs through the sale of other equity securities, strategic collaboration agreements, project financing or debt financing. However, we cannot be sure that our existing cash and securities available-for-sale resources will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Although we recognize the need to raise funds in the future, we may be unsuccessful in consummating any such transaction. We believe that our current assets will be sufficient to fund our planned operations into the third quarter of 2009 taking into account the $30.6 million received in the 2008 Private Placement, as discussed above.

  Having insufficient funds may require us to:

▪	delay, reduce the scope of or eliminate some or all of our development programs;

▪	relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose;

▪	eliminate or defer the start of clinical trials or the chemical formulation and manufacturing efforts required to advance drug candidates;

▪	sell some or all of our capital assets and lease back a portion; or

▪	pursue merger and acquisition strategies.

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

Our funding requirements may change and will depend upon numerous factors, including but not limited to:

▪	the progress of our development programs;

▪	the timing and results of preclinical testing and clinical studies;

▪	the timing of regulatory approvals;

▪	determinations as to the commercial potential of our proposed products;

▪	the status of competitive products; and

▪
our ability to establish and maintain collaborative arrangements with others for the purpose of funding certain research and development programs; conducting clinical studies; obtaining regulatory approvals and, if such approvals are obtained, manufacturing and marketing products.

Borrowings and Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations are summarized in our Form 10-K, as amended, for the twelve-month period ended December 31, 2007 in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption Contractual Obligations.  There has been no material change in our contractual obligations since December 31, 2007, except for those associated with the equity offering of the Preferred Stock. (See Preferred Stock footnote number 4 and Warrants footnote number 5 to our condensed consolidated financial statements.) Below is a summary of our existing debt facilities as of June 30, 2008:
Lender	Date	Interest Rate (per annum)	Original Principal Amount	Outstanding Principal Amount	Maturity Date
Connecticut Innovations, Inc.	October 1999	7.5%	$5,000,000	$3,300,000	April 2016
Webster Bank	December 2001	5.0%-8.0%	$17,500,000	$4,940,000	December 2011

Under the terms of the Webster Bank facility agreement, we are required to comply with certain covenants, including a requirement that we maintain at least $25.0 million in cash and marketable securities.  Since there is a possibility that we may sell the property underlying this mortgage and our cash balance may decline below $25.0 million within the next twelve months and that Webster Bank may choose to request full repayment during 2008, we have maintained the long-term portion of the loan as current debt on the financial statements.

As of June 30, 2008, we do not have any significant lease or capital expenditure commitments.

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

Critical Accounting Judgments and Estimates

The discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. We make estimates in the areas of revenue recognition, accrued expenses, income taxes, stock-based compensation, and marketable securities, and base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. For a complete description of our accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” and “Notes to Consolidated Financial Statements” in Neurogen Corporation’s Form 10-K/A for the year ended December 31, 2007. There were no new significant accounting estimates in the second quarter of 2008. The following is an addition to the Company’s significant accounting policies that were discussed in our Form 10-K/A for the year ended December 31, 2007.

Convertible Preferred Stock

The carrying value of convertible preferred stock is increased by periodic accretion to account for accrued but unpaid dividends (See Preferred Stock footnote number 4 to our condensed consolidated financial statements.). The increase is affected through charges against additional paid-in-capital, if any, and then accumulated deficit.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF Issue No. 07-1”). EITF Issue No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The provisions of EITF Issue No. 07-1 also include enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not believe that its adoption in the first quarter of 2009 will have a material impact on our financial position, results of operations or cash flows.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which provides for additional disclosure and documentation surrounding derivative positions and hedging activity. The statement is applicable for all fiscal years beginning on or after November 15, 2008 and earlier adoption is encouraged. We do not believe that its adoption in the first quarter of 2009 will have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to U.S. Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not believe that its adoption will have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We are currently evaluating its impact, if any, on our financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 addresses the accounting for certain instruments as derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The guidance is effective for fiscal years beginning after December 15, 2008. We are currently evaluating its impact, if any, on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes for the second quarter ended June 30, 2008 to market risk since previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Business and Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based on this evaluation, the Company's Chief Executive Officer and Chief Business and Financial Officer concluded that, as of June 30, 2008, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Business and Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes for the second quarter ended June 30, 2008 to the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

ITEM 1A. RISK FACTORS

There have been no material changes for the second quarter ended June 30, 2008 to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company filed a Current Report on Form 8-K on April 11, 2008 regarding the sale of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable for the second quarter ended June 30, 2008.

ITEM 4. SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable for the second quarter ended June 30, 2008.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 4.1	Form of Warrant (incorporated by reference to the Company’s Registration Statement on Form S-3 filed on May 1, 2008)
Exhibit 4.2
Registration Rights Agreement, dated April 7, 2008, by and between the Company and the Investors listed on Exhibit A thereof (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 11, 2008)

Exhibit 4.3
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Exchangeable Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 11, 2008)

Exhibit 10.1
Securities Purchase Agreement, dated April 7, 2008, by and between the Company and the Investors listed on Exhibit A thereof (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2008)

Exhibit 10.2	Employment Agreement between the Company and Srdjan Stankovic dated as of April 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2008)
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROGEN CORPORATION
By:	/s/ THOMAS A. PITLER
Thomas A. Pitler Senior Vice President and Chief Business and Financial Officer (Duly Authorized Officer) Date: August 11, 2008