Form 10-Q
period 2008-11-06
NEUROGEN CORP
filed 2008-11-10
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-18311

NEUROGEN CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	22-2845714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Northeast Industrial Road, Branford, CT 06405
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

  As of November 5, 2008, the registrant had 68,043,279 shares of Common Stock outstanding.

FORM 10-Q
FOR THE THIRD QUARTER ENDED
SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
NEUROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(unaudited)
	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$22,974	$21,227
Marketable securities	11,364	21,362
Receivables from corporate partners	22	188
Assets held for sale	5,716	-
Other current assets, net	1,468	3,026
Total current assets	41,544	45,803
Property, plant & equipment:
Land, building and improvements	7,827	31,767
Equipment and furniture	3,434	17,932
	11,261	49,699
Less accumulated depreciation and amortization	4,092	24,178
Net property, plant and equipment	7,169	25,521
Other assets, net	34	46
Total assets	$48,747	$71,370
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,872	$7,787
Loans payable, current portion	4,978	5,835
Total current liabilities	8,850	13,622
Loans payable, net of current portion	2,893	3,141
Total liabilities	11,743	16,763
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.025 per share
Authorized 10,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 150,000 shares; issued and outstanding 67,823 and 42,012
shares at September 30, 2008 and December 31, 2007, respectively	1,696	1,050
Additional paid-in capital	352,943	341,822
Accumulated deficit	(317,627)	(288,148)
Accumulated other comprehensive income (loss)	(8)	(117)
Total stockholders’ equity	37,004	54,607
Total liabilities and stockholders’ equity	$48,747	$71,370

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating revenues:
License fees	$-	$5,640	$-	$10,872
Research and development	-	1,859	-	4,565
Total operating revenues	-	7,499	-	15,437

Operating expenses:
Research and development	6,277	12,903	26,326	48,199
General and administrative	1,987	3,044	4,906	10,274
Restructuring and asset impairment charges	3,153	-	15,483	-
Total operating expenses	11,417	15,947	46,715	58,473
Operating loss	(11,417)	(8,448)	(46,715)	(43,036)
Change in fair value of warrants to purchase common stock	4,746	-	16,700	-
Other income (expense):
Investment and other income	242	703	869	2,539
Interest expense	(121)	(186)	(402)	(576)
Total other income, net	121	517	467	1,963
Loss before income taxes	(6,550)	(7,931)	(29,548)	(41,073)
Income tax benefit	23	42	69	265
Net loss	(6,527)	(7,889)	(29,479)	(40,808)
Deemed preferred dividends	(25,213)	-	(30,620)	-
Net loss attributable to common stockholders	$(31,740)	$(7,889)	$(60,099)	$(40,808)
Basic and diluted loss per share attributable to common stockholders	$(0.52)	$(0.19)	$(1.24)	$(0.98)

Shares used in calculation of basic and diluted loss per share attributable to common stockholders	61,116	41,910	48,451	41,832

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net loss	$(29,479)	$(40,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	795	1,749
Amortization of investment premium/discount	68	131
Non-cash compensation expense	(459)	2,946
Change in fair value of warrants to purchase common stock	(16,700)	-
401(k) match expense	580	712
Impairment loss on assets held for sale	10,373	-
Loss on disposal of fixed assets	155	93
Changes in operating assets and liabilities:
Decrease in receivables from corporate partners	166	1
Decrease in other assets, net	1,543	55
Decrease in accounts payable and accrued expenses	(3,915)	(319)
Decrease in unearned revenue from corporate partners	-	(14,288)
Net cash used in operating activities	(36,873)	(49,728)
Cash flows from investing activities:
Purchases of property, plant and equipment	(194)	(622)
Proceeds on sales of assets	1,507	-
Maturities and sales of marketable securities	10,039	24,881
Net cash provided by investing activities	11,352	24,259
Cash flows from financing activities:
Principal payments under loans payable	(1,105)	(1,088)
Proceeds from issuance of stock, net of issuance costs	28,373	-
Proceeds from exercise of employee stock options	-	312
Net cash provided by (used in) financing activities	27,268	(776)
Net increase (decrease) in cash and cash equivalents	1,747	(26,245)
Cash and cash equivalents at beginning of period	21,227	56,170
Cash and cash equivalents at end of period	$22,974	$29,925

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements have been prepared from the books and records of Neurogen Corporation (“Neurogen” or the “Company”) in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position and operations have been included. The condensed consolidated balance sheet at December 31, 2007 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the significant accounting policies described in Note 2, for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-K/A. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year.  The following is an addition to the Company’s significant accounting policies reported in the December 31, 2007 Form 10-K/A.

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

The Company believes that its current assets will be sufficient to fund its planned operations into at least late 2009.  The Company intends to utilize its cash resources for operations, particularly the advancement of its Parkinson's disease and Restless Legs Syndrome (“RLS”) programs as well as general and corporate overhead expenses.  There can be no assurance that the Company will successfully complete its clinical development, obtain adequate patent protection for its technology, obtain necessary government regulatory approval for drug candidates the Company develops or that any approved drug candidates will be commercially viable. In addition, the Company may not be profitable even if it succeeds in commercializing any of its drug candidates.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which provides for additional disclosure and documentation surrounding derivative positions and hedging activity. The statement is applicable for all fiscal years beginning on or after November 15, 2008 and earlier adoption is encouraged.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating its impact, if any, on financial position, results of operations or cash flows.

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

(4) PREFERRED STOCK

On April 7, 2008, the Company entered into a financing transaction (the “2008 Private Placement”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) among the Company and selected institutional investors (the “Purchasers”). The Company’s Board of Directors designated a maximum of 1,500,000 of the 2,000,000 originally authorized Preferred shares as non-voting Series A Exchangeable Preferred Stock, par value $0.025 per share (the “Preferred Stock”). Under the Securities Purchase Agreement, the Company agreed to issue and sell to the Purchasers (i) an aggregate of 981,411 shares of its Preferred Stock and (ii) warrants (the “Warrants”) to acquire shares of common stock, par value $0.025 per share (the “Common Stock”), exercisable for a number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which one share of Preferred Stock was exchangeable (see Note 5).

  Each share of the Preferred Stock was automatically exchanged for 26 shares of common stock, 25,516,686 shares in aggregate, valued at $1.20 per share upon stockholder approval of the transaction terms on July 25, 2008.  Each Warrant is exercisable for the number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which one share of Preferred Stock was exchangeable at the time the Warrant was issued, or 12,758,343 shares in aggregate. The total purchase price paid by the Purchasers was approximately $30,620,000, resulting in net proceeds to the Company of approximately $28,373,000, after deducting placement agent fees and other offering expenses paid by the Company. Based on the closing price of the Common Stock on April 7, 2008 of $2.26 per share, the market value of the common shares issuable upon exchange of the Preferred Stock was approximately $57,668,000.

The Preferred Stock was initially recorded in mezzanine equity, in accordance with the guidance in EITF D-98, Classification and Measurement of Redeemable Securities. In addition, since the Preferred Stock contained certain embedded features (a holders' conversion/auto-exchange feature, two redemption features and a Company's call option), the Company evaluated each of these embedded features to determine if any features required bifurcation (separation from the Preferred Stock host) under FAS 133, Accounting for Derivative Instruments.  Although the terms of the Preferred Stock indicated that a beneficial conversion feature (a “BCF”) existed as of April 7, 2008, the date of issuance, EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, requires that any contingent BCF should be measured at the commitment date, April 7, 2008, but not recognized until the contingency is resolved, which was the date the conversion was approved by the stockholders, July 25, 2008.  The remaining redemption and call features did not meet the definition of a derivative under FAS 133 and was not bifurcated. On July 25, 2008, the BCF of $10,301,000 was recognized.

The net proceeds of $28,373,000 were initially allocated between the Preferred Stock and the Warrants (see Note 5) by first recording the fair value of the Warrants of $18,072,000 and then allocating the remaining net proceeds of $10,301,000 to the Preferred Stock.  The value of the warrants was treated as a discount on the Preferred Stock and was being accreted through the first redemption date of the Preferred Stock as a deemed dividend.  Additional deemed dividends impacting the carrying value of the Preferred Stock during the second and third quarters of 2008 included dividends that accrued at an annual rate of 20% compounded monthly (the "Preferred Dividends") and the accretion of the Preferred Stock to its incremental redemption value.   On July 25, 2008, the Preferred Stock was converted into Common Stock at its original issuance amount of $30,620,000.

The balance of the Preferred Stock from issuance through September 30, 2008 has been impacted by these considerations as follows (in thousands):

Preferred Stock
Balance at April 7, 2008	$10,301
Accretion of Warrant and issuance costs	5,408
Balance at June 30, 2008:	15,709
Recognition of the beneficial conversion feature	(10,301)
Amortization of the beneficial conversion feature	10,301
Accretion of Warrant and issuance costs	14,911
Conversion of Preferred Stock into Common Stock	(30,620)
Balance at September 30, 2008:	$-

(5) WARRANTS

In connection with the Company’s issuance of the Preferred Stock in the second quarter of 2008 (see Note 4), the Company issued Warrants exercisable to acquire a number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which one share of Preferred Stock was exchangeable, or 12,758,343 shares in aggregate. The Warrants have an exercise price of $2.30 per share, which was above the closing price $2.26 per share of the Common Stock on April 7, 2008, the date of issuance.

The Warrants, which will expire five years from the date of issuance, became exercisable on July 25, 2008, the date the Company’s stockholders approved the exchange of the Preferred Stock into Common Stock (the "Exchange").

EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, requires that a company have sufficient authorized shares underlying the Warrants in order to classify the financial instruments as equity. Since the Company did not have sufficient authorized shares on April 7, 2008 for the conversion of all of the Warrants, the Warrants were recorded as a liability. The fair value of the Warrants as determined on April 7, 2008 was approximately $18,072,000, utilizing the Black-Scholes method.  That amount was recorded as a liability and treated as a discount on the Preferred Stock, which was being accreted through the first redemption date of the Preferred Stock as a deemed dividend.

EITF 00-19 also requires that the changes in fair value of the Warrants be reported in earnings while the Warrants remain classified as a liability.  On June 30, 2008, the fair value of the Warrants, determined utilizing the Black-Scholes method, was approximately $6,118,000, resulting in a gain recorded by the Company of approximately $11,954,000 for the three months ended June 30, 2008. On July 25, 2008, the Company’s stockholders approved an increase in the number of authorized shares of Common Stock, which resulted in the reclassification of warrants from a liability to an equity instrument. On that date, the fair value of the Warrants was approximately $1,372,000, which resulted in a cumulative gain recorded by the Company of approximately $16,700,000 for the nine months ending September 30, 2008. The decreased warrant fair value and gain recorded by the Company were due primarily to the decline in the Company’s stock price. The closing sales prices of Neurogen’s Common Stock were $2.26, $1.03, and $0.35 on April 7, 2008, June 30, 2008 and July 25, 2008, respectively.

The fair value for Warrants was calculated using the Black-Scholes method with the following assumptions for the period during which the warrants were considered a liability (April 7, 2008 – July 25, 2008).

Nine Months Ended September 30, 2008

Expected life	4.7-5 years
Risk-free interest rate	2.75-3.45%
Volatility	76-84%
Expected dividend yield	0%

(6) RESTRUCTURING PLAN

Reductions in Force

In February 2008, the Company announced a reduction in its workforce as part of a restructuring plan to focus the Company’s resources on advancing its clinical assets. As part of this plan, Neurogen eliminated approximately 70 employee positions inclusive of both administrative and research functions, representing approximately 50% of its total workforce. Affected employees were eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. An estimated charge of $2,490,000 was recorded in the first quarter of 2008, including $2,390,000 related to employee separation costs and $100,000 related to outplacement and administrative fees.

   In April 2008, the Company announced a second reduction in force as part of a restructuring plan to focus the Company’s resources on advancing its four unpartnered clinical programs in insomnia, anxiety, RLS, and Parkinson’s disease. As part of this plan, Neurogen eliminated approximately 45 employee positions inclusive of both administrative and research functions, representing approximately 60% of its total workforce at that time. Affected employees were eligible for a severance package that included severance pay, continuation of benefits and outplacement services. An estimated charge of $2,640,000 was recorded in the second quarter of 2008, including $2,550,000 related to employee separation costs and $90,000 related to outplacement and administrative fees.

  In the third quarter of 2008, a credit of $(20,000) was recorded, which included a non-cash adjustment of $(25,000) related to actual employee separation costs incurred and $5,000 related to additional administrative fees. As of September 30, 2008, $91,000 remained as a liability, the majority of which will be paid out in the fourth quarter.

Assets Held for Sale

In April 2008, Neurogen placed four of its five buildings, or approximately 64% of its square footage, up for sale. In the second quarter of 2008, Neurogen reduced the carrying value of those facilities, recording an impairment charge of $7,200,000 and classified the buildings as held for sale.  In the third quarter of 2008, the Company recorded a second impairment charge of $2,600,000 based on a third party offer received to purchase the buildings.

At the end of June 2008, Neurogen utilized an external vendor to conduct an online auction of its general, lab and computer equipment and office furniture that it determined were no longer needed as result of the restructuring. In the third quarter of 2008, Neurogen recorded cash received of $1,759,000, $1,452,000 of which is associated with the sales of capital assets with a $155,000 loss, and $307,000 of which is associated with the sales of previously expensed items. Based upon a review of remaining equipment, Neurogen recorded an additional $573,000 impairment loss in the third quarter of 2008 related to equipment that is held for sale at the end of September 2008.  The loss is specifically associated with equipment that will be disposed with the sale of the buildings.

The following table details the information related to restructuring charges recorded during the nine-month period ended September 30, 2008 (in thousands):

	Asset Impairment	Severance and Related Costs	Other Restructuring Costs	Total
Accrual balance, January 1	$-	$-	$-	$-
Restructuring charge	10,373	4,915	195	15,483
Subtotal	10,373	4,915	195	15,483
Cash payments	-	(4,826)	(193)	(5,019)
Non-cash adjustments	(10,373)	-	-	(10,373)

Accrual balance, September 30	$-	$89	$2	$91

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

  As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. The assets included the Company’s marketable securities, which include Money Market funds, U.S. government notes, and corporate notes and bonds. The Warrants classified as a financial liability in the second quarter of 2008 are discussed above in footnote 5 and are now considered equity.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

U.S. government notes	$-	$1,515	$-	$1,515
Corporate notes and bonds	-	9,849	-	9,849
Total	$-	$11,364	$-	$11,364

U.S. government notes are measured at fair value using quoted market prices (inactively-traded) and are classified within Level 2 of the valuation hierarchy. Corporate notes and bonds are measured at fair value using quoted market prices (inactively-traded) and are classified within Level 2 of the valuation hierarchy.

 (8) MARKETABLE SECURITIES

The following tables summarize the Company’s marketable securities (in thousands):

	September 30, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$1,500	$15	$-	$1,515
Corporate notes and bonds	9,872	-	(23)	9,849
Total	$11,372	$15	$(23)	$11,364

	December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$2,499	$2	$-	$2,501
Corporate notes and bonds	18,980	-	(119)	18,861
Total	$21,479	$2	$(119)	$21,362

The following table summarizes investment maturities at September 30, 2008 (in thousands):

	Amortized Cost	Fair Value

Less than one year	$11,372	$11,364
Due in 1 year or greater	-	-
Total	$11,372	$11,364

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	$-	$-	$1,486	$(13)	$1,486	$(13)

Total	$-	$-	$1,486	$(13)	$1,486	$(13)

The table above consists of one security. Based on the contractual terms and credit quality of this security, and current market conditions, the Company does not consider it likely that it will be settled by the issuer at a price less than the amortized cost of the investment. Since the Company believes it has the ability and intends to hold this investment until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2008.

(9)  STOCK-BASED COMPENSATION

The Company has certain stock incentive plans under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are generally granted at fair market value at the date of grant, with vesting schedules that range from quarterly or annual vesting over four years, for employees, to monthly over one year or monthly over three months, for directors, and expire up to ten years after grant. Under all plans at September 30, 2008, there were 7,820,368 shares reserved for future issuance (of which 5,915,217 are reserved for options outstanding and 1,905,151 are available for future grant as options or restricted stock). In addition, 25,000 shares of unvested restricted stock issued from the plans remain outstanding as of September 30, 2008.

Stock Options

The following table presents the combined activity of the Company’s stock option plans (excluding unvested restricted stock of 25,000 shares) for the nine-month period ended September 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1	5,713,794	$10.50
Granted	2,331,624	1.20
Exercised	-	-
Canceled	2,130,201	9.77
Outstanding at September 30	5,915,217	7.09	4.3	*
Options exercisable at September 30	3,201,112	$11.22	2.3	*

*Aggregate Intrinsic Value is less than $1,000.

Option grants to employees that allow for immediate vesting due to retirement are expensed over the period from grant date to retirement eligibility date. Options granted to directors that allow for immediate vesting upon termination of service are expensed immediately.

  The estimated weighted average fair value at the date of grant for options granted in the nine months ended September 30, 2008 and 2007 was $0.51 and $4.13, respectively, using the Black-Scholes method with the following assumptions:

	Nine Months Ended September 30,
	2008	2007

Expected life	4.6-6.5 years	5.5-6.5 years
Risk-free interest rate	2.7%-3.8%	4.5%-5.0%
Volatility	77%-89%	70%-73%
Expected dividend yield	0%	0%

The compensation cost related to unvested options at September 30, 2008 to be recognized in the future is approximately $1,710,000, which will be recognized as expense over the remaining weighted-average vesting period of 0.9 year at September 30, 2008.

Non-Cash Stock Compensation Expense

The composition of non-cash stock compensation expense is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Restricted stock	$9	$11	$29	$53
FAS 123R (credit) expense	488	591	$(515)	2,867
Total non-cash stock compensation expense	$497	$602	$(486)	$2,920

    For the nine-month periods ended September 30, 2008 and September 30, 2007, the Company recorded a net non-cash credit of $515,000 and a net non-cash expense of $2,867,000, respectively, for employee options as a result of SFAS No. 123R. The net credit for the nine month periods ended September 30, 2008 resulted from a gross credit of approximately $2,998,000 associated with the cancellation of certain options previously granted and expensed under the FIN 28 Attribution Method to employees who were terminated in the 2008 restructurings offset by expense of approximately $2,483,000 for options that continue to vest.

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

Options and unvested restricted stock of 5,940,217 and 5,782,788 and warrants of 12,758,343 and 0 shares in aggregate outstanding as of September 30, 2008 and 2007, respectively, represented all potentially dilutive securities that were excluded for the calculation of diluted loss per share.

(11) INCOME TAXES

As of January 1, 2007, the Company adopted Financial Interpretation Number (“FIN”) 48, an interpretation of SFAS No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.

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

Neurogen has never paid federal or state income taxes due to its history of net operating losses.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of January 1 and September 30, 2008, the Company had no accruals for interest or penalties related to income tax matters.

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

(12) COMPREHENSIVE LOSS

Comprehensive loss for the three-month periods ended September 30, 2008 and 2007 was $6,535,000 and $7,669,000, respectively. Comprehensive loss for the nine-month periods ended September 30, 2008 and 2007 was $29,370,000 and $40,219,000, respectively. The differences between net loss and comprehensive loss are due to changes in the net unrealized gain or loss on marketable securities.

 (13) COMMITMENTS AND CONTINGENCIES

In May 2008, the Company provided confirmation letters to all benefit-eligible employees indicating that each terminated employee would receive severance if it became necessary to further reduce the workforce of Neurogen prior to December 31, 2009.  The total amount of this commitment is approximately $2,792,000 including approximately $1,282,000 expected to be paid pursuant to existing or future employment contracts and $1,510,000 paid to employees without an employment agreement.

(14) SUBSEQUENT EVENT

  Neurogen is seeking to monetize its non-core assets including portions of its facilities, patent estates and chemical library.   On November 10, 2008, Neurogen entered into a definitive agreement with a global pharmaceutical company to sell its chemical library for $3.0 million.  Payment of the proceeds from this sale is subject to customary conditions relating to delivery of the library and related information.  Neurogen expects to receive all proceeds in the fourth quarter of 2008.

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

Overview

Since its inception in September 1987, Neurogen has been engaged in the discovery and development of drugs. We have not derived any revenue from product sales and have incurred, and expect to continue to incur, significant losses prior to deriving any such product revenues or earnings. Revenues to date have come from six collaborative research agreements, one license agreement and one technology transfer agreement.

During the first nine months of 2008, we restructured our research and development operations to suspend our active discovery operations. This involved reducing our discovery research and administrative support staff by approximately 70 employees in February 2008 and by approximately 45 employees in early April 2008. (See Footnote 6 to our condensed consolidated financial statements included herein.) This restructuring was a part of an initiative to focus our resources on advancing our four unpartnered clinical programs in insomnia, anxiety, restless legs syndrome, or RLS, and Parkinson's disease.

In the third quarter of 2008, we incurred significant expenses in conducting clinical trials and other development activities, such as formulation testing and toxicology studies, for aplindore, our lead compound in our  RLS and Parkinson’s disease programs and adipiplon, formerly NG2-73, our lead compound in our insomnia program.  In February 2008, we commenced Phase 2 studies with aplindore, our dopamine partial agonist, in Parkinson’s disease and in RLS, and in mid-October 2008, we announced initial results of those two trials.

  The Phase 2 Parkinson's study was a dose-ranging, randomized, double-blind, placebo-controlled, parallel design exploratory study of the safety, tolerability, efficacy and pharmacokinetics of aplindore in patients with early-stage Parkinson's disease. The study enrolled 39 patients.  The primary objective was to evaluate in five separate groups of patients the safety and tolerability of aplindore given twice daily over two weeks in varying titration schedules and across different dose ranges. Additionally, the study was designed to generate efficacy data with aplindore compared to placebo as measured by the mean change in the Unified Parkinson's Disease Rating Scale (UPDRS) Motor Score (Part III). Aplindore achieved statistically significant results versus placebo in each of the three lowest dose regimens tested. In addition, aplindore was generally well-tolerated, and there were no withdrawals due to adverse events or serious adverse events.

The Phase 2 RLS study was a placebo-controlled, single-blind, multi-center study designed to assess the efficacy, safety and tolerability of single doses of aplindore compared to placebo.   The study enrolled 27 RLS patients with 26 patients receiving at least one aplindore treatment.   The primary efficacy endpoint was the mean change in the Periodic Limb Movement Index, or PLMI, during sleep from baseline (placebo treatment night) to the highest achieved aplindore dose. In this study, aplindore achieved statistically significant results versus placebo at all doses tested. In addition, aplindore was well-tolerated with an incidence of adverse events similar to placebo in doses up to 0.2 milligrams.

In July 2008, we announced the suspension of an ongoing insomnia study comparing adipiplon with Ambien CR®.  In this study, we observed a higher than anticipated rate of unwanted next-day effects suggesting the blood levels of adipiplon being administered in the study were too high. In previous studies, we simultaneously administered a controlled release and an immediate release form of adipiplon.  In the suspended study the controlled release and immediate release components were laminated together into a single bi-layer tablet containing an aggregate of either 9 milligrams or 6 milligrams of adipiplon.  Following suspension, we have broken the blind on data from the suspended study and conducted additional pharmacokinetic assessments of the bi-layer tablets used.  The results of this investigation indicate that unwanted effects were observed in both the 6 milligram and the 9 milligram doses, but at a higher rate in the 9 milligram dose.  Further, at the 9 milligram dose, we observed modestly higher pharmacokinetic variability than anticipated from previous studies where the controlled release portion and the immediate release portion, were administered simultaneously in individual tablets.  To advance adipiplon in further development, we believe it would be necessary to reformulate adipiplon and examine doses that produce lower blood levels than those administered in the suspended study.  Given our current focus on the development of aplindore in RLS and Parkinson’s disease, we do not plan to advance adipiplon in further studies at this time.

As aplindore progresses through additional Phase 2 and Phase 3 studies, clinical trial and other development expenses related to these programs are expected to significantly increase. The actual amount of future development expenses is contingent on the results of ongoing studies.  If studies progress, the cost of these activities would require us to raise additional income, for example through partnering with another firm to share costs or seeking new investments from equity partners.

Under our VR1 collaboration with Merck, Merck has the right to develop and commercialize collaboration drug candidates for all indications.  To date, Merck’s primary interest has been in exploring the utility of orally administered VR1 antagonists for chronic indications such as osteoarthritic pain and cough associated with upper airway disease.  In previous exploratory clinical studies, Merck demonstrated proof-of-principle with the lead compound from the collaboration.  Based upon their completion of additional clinical pharmacology studies, we believe Merck will not be moving forward into advanced studies for chronic oral administration in pain and cough, but instead has narrowed its focus to the consideration of the development of VR1 antagonists using non-oral routes of administration in these indications or for acute care indications, such as burn-induced pain.

  Research and development expenses accounted for 56% and 82% of total operating expenses in the nine-month periods ended September 30, 2008 and 2007, respectively. As a result of the operational restructurings that we undertook in 2008, we are planning to sell certain physical and intellectual property assets associated with our prior research operations.  Consequently, we reclassified a majority of our buildings and equipment as available for sale and wrote down the value of those buildings by $9.8 million during the nine-months ended September 30, 2008.  Based upon our review of equipment held for sale in the third quarter, we determined that there were a number of assets that will be disposed with the sale of the buildings, and therefore, a loss of $0.6 million has been recorded for that equipment.

Results of Operations

Results of operations may vary from period to period depending on numerous factors, including the timing of income earned under existing or future collaborative agreements, if any, the progress of our independent and partnered research and development projects, the size of our staff and the level of preclinical and clinical development spending on drug candidates in unpartnered programs. We believe our research and development costs could increase over the next several years as our drug development programs progress. In addition, general and administrative expenses would be expected to increase to support any expanded research and development activities.

Three Months Ended June 30, 2008 and 2007

Operating revenues. We had no operating revenues for the three months ended September 30, 2008 compared to $5.6 million for the same period in 2007.  The decrease is a result of the conclusion of the research component of our VR1 collaboration with Merck Sharp & Dohme Limited, a subsidiary of Merck & Co., Inc., or Merck. As of September 30, 2007, license fee revenue consisted of $3.1 million of the initial $15.0 million license fee received in 2003, $0.6 million of the first $2.5 million anniversary license fee received in 2004, $0.9 million of the second $2.5 million anniversary license fee received in 2005, and $1.0 million of the final $2.0 million anniversary license payment received in 2006. The research and development revenue consisted of $1.4 million of a $3.0 million nonsubstantive milestone received from Merck in October 2006 and $0.4 million in research funding received in June 2007. The nonsubstantive milestone and the license payment were being recognized over the remaining contract period, which was accelerated due to the conclusion of the research program component of the Company’s VR1 collaboration with Merck. The research funding was being recognized over the associated service period of three months. The research program and our remaining obligations concluded as of August 28, 2007, and as such, remaining unearned revenue was recognized ratably over the period between May 30 and August 28, 2007.

	Three Months Ended September 30,
	2008	2007	Change
	(in thousands)
License fees	$-	$5,640	$(5,640)
Research and development	-	1,859	(1,859)

Total operating revenue	$-	$7,499	$(7,499)

We have no future revenues from corporate partners anticipated at this time; however, we are still eligible to receive milestone payments from Merck upon their achievement of certain development milestones.

   Research and development expenses. Research and development expenses were $6.3 million and $12.9 million for the three months ended September 30, 2008 and 2007, respectively. The decrease in research and development costs in the period ended September 30, 2008 compared to the same period ended 2007 was primarily due to a $5.0 million reduction in internal research and development expenses associated with our reductions in force and a $2.3 million decrease in outsourced non-clinical expenses. Outsourced non-clinical development expenses, such as toxicology studies, chemical manufacturing, formulations and stability studies for all of our unpartnered programs decreased in 2008 compared to the same period in 2007 due to a decrease in the number and size of programs in development.  A $0.7 million overall increase in outsourced clinical trials was attributable to a $1.9 million increase in clinical expenses for our Parkinson’s disease and RLS programs offset by a $0.5 million decrease in clinical trial activity in our discontinued obesity program and a decrease of $0.7 million in the costs associated with the development of adipiplon for insomnia and anxiety.

	Three Months Ended September 30,
	2008	2007	Change
	(in thousands)
Outsourced clinical expenses
Insomnia and anxiety	$879	$1,569	$(690)
Obesity	-	508	(508)
Parkinson’s disease and RLS	1,982	45	1,937
Total outsourced clinical expenses	2,861	2,122	739
Outsourced non-clinical development expenses	1,289	3,612	(2,323)
Internal expenses
Salary and benefits	1,145	4,699	(3,554)
Supplies and research	232	1,129	(897)
Computer and office supplies	100	154	(54)
Facilities and utilities	456	894	(438)
Travel and other costs	194	293	(99)
Total internal expenses	2,127	7,169	(5,042)

Total research and development expenses	$6,277	$12,903	$(6,626)

As mentioned above, unless currently unpartnered programs are partnered, we retain all rights to the programs, and we expect that development costs will increase as each program progresses.

General and administrative expenses. General and administrative expenses were $2.0 million and $3.0 million for the three months ended September 30, 2008 and 2007, respectively. This decrease was primarily due to a $0.5 million decrease in salaries and benefits expense.  General and administrative expenses also decreased as a result of a decrease in patent and administrative expenses.  As a result of the restructuring plan, we prosecuted fewer patents during the third quarter of 2008 compared to the same period in 2007.  In addition, the decrease in administrative expense is associated with a decrease in legal expenses.  Capitalized legal expenses associated with the financing transaction in April 2008 were netted against the equity proceeds.

	Three Months Ended September 30,
	2008	2007	Change
	(in thousands)
Salary and benefits	$873	1,419	(546)
Supplies	86	151	(65)
Patents	228	429	(201)
Administrative	612	669	(57)
Travel, facilities and other costs	188	376	(188)

Total general and administrative expenses	$1,987	$3,044	$(1,057)

Restructuring charges. Restructuring charges were $3.2 million for the three months ended September 30, 2008. We had no restructuring charges in the third quarter of 2007. The restructuring charge in the third quarter of 2008 is associated with the an estimated incremental impairment charge of $2.6 million related to the buildings that are available for sale as well as a $0.6 million write-down of equipment held for sale that will be disposed as part of the sale of the buildings.

Changes in fair value of warrants to purchase common stock. In the third quarter of 2008, we recorded a non-recurring gain on Warrants to purchase Common Stock of $4.7 million in connection with our April 2008 financing.  The financing is discussed further in Liquidity and Capital Resources. (See also the Footnote 4 and Footnote 5 to our condensed consolidated financial statements.)

Other income (expense). Other income, net of interest expense, was $0.1 million for the three months ended September 30, 2008, compared to $0.5 million for the same period in 2007. The decrease is a result of our lower cash and marketable securities balance over the period.

  Income tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. For the three months ended September 30, 2008, the Company recorded an income tax benefit of $0.02 million for the sale of R&D credits generated during this period to the State of Connecticut compared to the $0.04 million for the same period in 2007. The decrease in sale of R&D credits is attributable to a reduction in our research and development expenses.

Net loss and Net loss attributable to common stockholders. As a result of the above, the Company recognized a loss of $6.5 million for the third quarter of 2008 as compared to $7.9 million for the same period in the prior year. In addition, the Company recognized a net loss attributable to common stockholders of $31.7 million for the three months ended September 30, 2008 compared to $7.9 million for the same period in 2007 as a result of $25.2 million of deemed preferred dividends in 2008 from our April 2008 financing.

Nine months ended September 30, 2008 and 2007

Operating revenues. We had no operating revenues for the nine months ended September 30, 2008 compared to $15.4 million for the same period in 2007. The decrease is a result of the conclusion of the research component of our VR1 collaboration with Merck. As of September 30, 2007, license fee revenue consisted of $6.0 million of the initial $15.0 million license fee received in 2003, $1.2 million of the first $2.5 million anniversary license fee received in 2004, $1.7 million of the second $2.5 million anniversary license fee received in 2005, and $2.0 million of the final $2.0 million anniversary license payment received 2006. The research and development revenue consisted of $2.7 million of a $3.0 million nonsubstantive milestone received from Merck in October 2006 and $1.8 million in research funding received in June 2007, March 2007 and December 2006. The nonsubstantive milestone and the license payment were being recognized over the remaining contract period, which was accelerated due to the conclusion of the research program component of the Company’s VR1 collaboration with Merck. The research funding was being recognized over the associated service period of three months. The research program and our remaining obligations concluded as of August 28, 2007, and as such, remaining unearned revenue was recognized ratably over the period between May 30 and August 28, 2007.

	Nine months ended September 30,
	2008	2007	Change
	(in thousands)
License fees	$-	$10,872	$(10,872)
Research and development	-	4,565	(4,565)

Total operating revenue	$-	$15,437	$(15,437)

We have no future revenues from corporate partners anticipated at this time; however, we are still eligible to receive milestone payments from Merck upon their achievement of certain development milestones.

Research and development expenses. Research and development expenses were $26.3 million and $48.2 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in research and development costs in the period ended September 30, 2008 compared to the same period ended 2007 was primarily due to a $13.7 million reduction in internal research and development expenses (see table below) associated with the restructuring plans that occurred in 2008.  The reduction in internal research and development expenses included a noncash credit of $1.9 million associated with the cancellation of stock options of employees terminated in the 2008 restructurings offset by noncash expense of $1.5 million for options that continue to vest. The decrease in research and development expenses is also due to an overall $5.4 million decrease in outsourced clinical trials expense including a $2.0 million decrease in clinical trial activity in our discontinued obesity program and a $9.3 million decrease in costs for our insomnia program partially offset by a $5.9 million increase in clinical expenses for the Parkinson’s disease and RLS programs. Outsourced non-clinical development expenses, such as toxicology studies, chemical manufacturing, formulations and stability studies for all of our unpartnered programs, decreased by $2.8 million in 2008 compared to the same period in 2007 due to a decrease in the number and size of programs in development.

	Nine months ended September 30,
	2008	2007	Change
	(in thousands)
Outsourced clinical expenses
Insomnia and anxiety	$3,307	$12,663	$(9,356)
Obesity	138	2,106	(1,968)
Parkinson’s disease and RLS	6,566	622	5,944
Total outsourced clinical expenses	10,011	15,391	(5,380)
Outsourced non-clinical development expenses	6,752	9,570	(2,818)
Internal expenses
Salary and benefits	5,328	15,368	(10,040)
Supplies and research	1,162	3,432	(2,270)
Computer and office supplies	335	549	(214)
Facilities and utilities	1,915	2,868	(953)
Travel and other costs	823	1,021	(198)
Total internal expenses	9,563	23,238	(13,675)

Total research and development expenses	$26,326	$48,199	$(21,873)

As mentioned above, unless currently unpartnered programs are partnered, we retain all rights to the programs, and we expect that development costs will increase as each program progresses.

General and administrative expenses. General and administrative expenses were $4.9 million and $10.3 million for the nine months ended September 30, 2008 and 2007, respectively. This decrease was primarily due to a $2.7 million decrease in salaries and benefits expense, including a noncash credit of $1.1 million for cancellation of stock options as a result of employee terminations offset by noncash expense of $1.0 million for options which continue to vest. General and administrative expenses also decreased as a result of decreases in patents expense and administrative expense. As a result of the restructuring plan, we prosecuted fewer patents during the first nine months of 2008 compared to the same period in 2007.  In addition, the decrease in administrative expense is associated with a decrease in legal expenses.  Capitalized legal expenses associated with the financing transaction in April 2008 were netted against the equity proceeds.

	Nine months ended September 30,
	2008	2007	Change
	(in thousands)
Salary and benefits	$2,074	$4,809	$(2,735)
Supplies	259	566	(307)
Patents	469	1,578	(1,109)
Administrative	1,519	2,230	(711)
Travel, facilities and other costs	585	1,091	(506)

Total general and administrative expenses	$4,906	$10,274	$(5,368)

   Restructuring charges. Restructuring charges were $15.5 million for the nine months ended September 30, 2008. We had no restructuring charges in the first nine months of 2007. The restructuring charge in 2008 is associated with the reductions in workforce announced on February 5, 2008 and April 8, 2008. As part of these plans, we eliminated approximately 115 employee positions inclusive of both administrative and research functions, representing approximately 78% of our total workforce. Affected employees were eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. Charges of $5.1 million were recorded in the nine-month period ended September 30, 2008, including $4.9 million related to employee separation costs and $0.2 million related to outplacement and administrative fees. We also recorded, in the nine months ended 2008, an estimated asset impairment charge of $9.8 million related to the buildings that are available for sale and a write-down of equipment of $0.6 million related to assets held for sale that will be disposed with the sale of the buildings.

Change in fair value of warrants to purchase common stock. In the nine months ended September 30, 2008, we recorded a non-recurring gain on Warrants to purchase Common Stock of $16.7 million in connection with our April 2008 financing.  The financing is discussed further in Liquidity and Capital Resources. (See also the Footnote 4 and Footnote 5 to our condensed consolidated financial statements.)

Other income (expense). Other income, net of interest expense, was $0.5 million for the nine months ended September 30, 2008, compared to $2.0 million for the same period in 2007. The decrease is a result of our lower cash and marketable securities balance over the period.

Income tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. For the nine months ended September 30, 2008, the Company recorded an income tax benefit of $0.07 million for the sale of R&D credits generated during this period to the State of Connecticut compared to the $0.3 million for the same period in 2007. The decrease in sale of R&D credits is attributable to a reduction in our research and development expenses.

Net loss and Net loss attributable to common stockholders. As a result of the above, the Company recognized a loss of $29.5 million for the nine months ended September 30, 2008 as compared to $40.8 million for the same period. In addition, the Company recognized a net loss attributable to common stockholders of $60.1 million for the nine months ended September 30, 2008 compared to $40.8 million for the same period in 2007 as a result of $30.6 million of deemed preferred dividends in 2008 from our April 2008 financing.

Liquidity and Capital Resources

At September 30, 2008 and December 31, 2007, cash, cash equivalents and marketable securities in the aggregate were $34.3 million and $42.6 million, respectively. Our combined cash and other short-term investments increased due to the cash received in the private placement offering, which is discussed in more detail below, offset by funding of operations, advancing our clinical programs, and paying down outstanding mortgage loans on our facilities. The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of operating needs and financing events. We intend to use our cash to fund our operations, particularly the advancement of our Parkinson’s disease and RLS programs as well as for general and corporate overhead.   We are seeking to monetize our non-core assets including portions of our facilities, patent estates and chemical library. On November 10, 2008, we entered into a definitive agreement with a global pharmaceutical company to sell our chemical library for $3.0 million.  Payment of the proceeds from this sale is subject to customary conditions relating to delivery of the library and related information. We expect to receive all proceeds in the fourth quarter of 2008.

As of September 30, 2008, our working capital was $32.7 million compared to $32.2 million at December 31, 2007.

For the nine months ended September 30, 2008, cash used in operating activities was $36.9 million.  This was primarily attributable to our $29.5 million net loss, which included a $16.7 million non-cash gain on warrants to purchase Common Stock and $10.5 million in non-cash charges related to fixed asset impairments and losses on sale of equipment. In addition, $3.9 million of cash was used as a result of a decrease in accounts payable and accrued expenses.

This compares to the nine month period ended September 30, 2007, during which cash used in operating activities was $49.7 million and was primarily attributable to our $40.8 million net loss and a $14.3 million decrease in unearned revenue from corporate partners, offset by non-cash charges related to depreciation, non-cash compensation, and 401k match expense.

Cash provided by investing activities was $11.4 million and $24.3 million for the nine month periods ended September 30, 2008 and 2007, respectively, and was attributable to the maturities of marketable securities, and proceeds received from the sale of assets in 2008, offset by minimal purchases of property, plant and equipment.

Cash provided by financing activities was $27.3 million for the nine months ended September 30, 2008 and was attributable to proceeds received for the issuance of the Company’s non-voting Series A Exchangeable Preferred Stock (the “Preferred Stock”), net of issuance costs, offset by principal payments of loan balances. On April 7, 2008, the Company entered into a financing transaction (the “2008 Private Placement”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) among the Company and selected institutional investors (the “Purchasers”). Under the Securities Purchase Agreement, the Company agreed to issue and sell to the Purchasers (i) an aggregate of 981,411 shares of its Preferred Stock, par value $0.025 per share and (ii) warrants (the “Warrants”) to acquire shares of common stock, par value $0.025 per share (the “Common Stock”) equal to 50% of the number of shares of Common Stock into which one share of Preferred Stock was exchangeable at the time the Warrant is exercised. Each share of the Preferred Stock was automatically exchangeable for 26 shares of common stock at $1.20 per share upon stockholder approval of the transaction terms.  The total purchase price paid by the Purchasers was $30.6 million resulting in net proceeds to the Company of approximately $28.4 million, after deducting placement agent fees and other offering expenses paid by the Company.  On July 25, 2008, the Company's stockholders voted to approve the exchange of Preferred Stock for Common Stock, and all of the Company's outstanding Preferred Stock was exchanged for 25,516,686 shares of Common Stock. (See Footnote 4 and Footnote 5 to our condensed consolidated financial statements.) For the nine months ended September 30, 2007, cash used in financing activities was $0.8 million and was attributable to principal payments of loan balances offset by the exercise of stock options.

Our cash requirements to date have been met primarily by the proceeds of our equity financing activities, amounts received pursuant to collaborative research, licensing or technology transfer arrangements, certain debt arrangements and interest earned on invested funds. Our equity financing activities have included underwritten public offerings of equity securities, private placement offerings of equity securities and private sales of common stock in connection with collaborative research and licensing agreements. Our expenditures have funded research and development, general and administrative expenses, and the construction and outfitting of our research and development facilities.

We have not derived any product revenues from product sales and do not expect to derive any product revenues for at least the next several years, if at all. Prior to deriving any such product revenues, we expect to incur significant losses and negative cash flows that in the aggregate could exceed our existing cash resources.

We likely will need to finance future cash needs through the sale of other equity securities, strategic collaboration agreements, project financing or debt financing. However, we cannot be sure that our existing cash and securities available-for-sale resources will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Although we recognize the need to raise funds in the future, we may be unsuccessful in consummating any such transaction. We believe that our current cash and marketable securities will be sufficient to fund our planned operations into at least late 2009.

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

Failure to obtain adequate financing could adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. Other financing arrangements, such as project financings, may also have an equity component, also resulting in dilution to existing stockholders. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.  Our ability to fund our operations until such time as we achieve sustainable revenues may depend on our ability to develop clinical-stage drug programs of sufficient value to either partner the programs with pharmaceutical companies or raise capital through debt or equity financings. To the extent that we continue to advance our currently unpartnered programs, such progress could lead to the opportunity to partner on terms which provide capital, revenues and cash flows to us or the opportunity to raise capital through equity offerings. If unpartnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all.

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

Borrowings and Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations are summarized in our Form 10-K, as amended, for the twelve-month period ended December 31, 2007 in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption Contractual Obligations.  There has been no material change in our contractual obligations since December 31, 2007, except for those associated with the equity offering of the Preferred Stock. (See Preferred Stock footnote number 4 and Warrants footnote number 5 to our condensed consolidated financial statements.) Below is a summary of our existing debt facilities as of September 30, 2008:

Lender	Date	Interest Rate (per annum)	Original Principal Amount	Outstanding Principal Amount	Maturity Date
Connecticut Innovations, Inc.	October 1999	7.5%	$5,000,000	$3,220,000	April 2016
Webster Bank	December 2001	5.0%-7.6%	$17,500,000	$4,650,000	December 2011

Under the terms of the Webster Bank facility agreement, we are required to comply with certain covenants, including a requirement that we maintain at least $25.0 million in cash and marketable securities.  Since we plan to sell the property underlying this mortgage, and our cash balance may decline below $25.0 million within the next twelve months, and Webster Bank may choose to request full repayment within the next twelve months, we have maintained the long-term portion of the loan as current debt on the financial statements.

As of September 30, 2008, we do not have any significant lease or capital expenditure commitments.

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Emerging Issues Task Force Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The provisions of EITF 07-1 also include enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not believe that its adoption in the first quarter of 2009 will have a material impact on our financial position, results of operations or cash flows.

  Effective January 1, 2008, we adopted EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results or operations or financial condition.

In March 2008, the FASB issued Statement of Financial Accounting Standard, or SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which provides for additional disclosure and documentation surrounding derivative positions and hedging activity. The statement is applicable for all fiscal years beginning on or after November 15, 2008 and earlier adoption is encouraged. We do not believe that its adoption in the first quarter of 2009 will have a material impact on our financial position, results of operations or cash flows.

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

In June 2008, the FASB issued FASB Staff Position, or FSP, EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or EITF 03-6-1. Under EITF 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing EPS. The Issue is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We are currently evaluating its impact, if any, on our financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 addresses the accounting for certain instruments as derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The guidance is effective for fiscal years beginning after December 15, 2008. We are currently evaluating its impact, if any, on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes for the third quarter ended September 30, 2008 to market risk since previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Business and Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2008. Based on this evaluation, the Company's Chief Executive Officer and Chief Business and Financial Officer concluded that, as of September 30, 2008, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Business and Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes for the third quarter ended September 30, 2008 to the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

ITEM 1A. RISK FACTORS

The following is an addition for the third quarter ended September 30, 2008 to the risk previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

Neurogen’s common stock could be delisted from the NASDAQ Global Market if its stock price continues to trade below $1.00 per share.

On August 26, 2008, Neurogen received notification from The Nasdaq Stock Market indicating that for the preceding 30 business days Neurogen's common stock had not met the $1.00 minimum closing bid price requirement for continued listing on the Nasdaq Global Market, as specified by the Marketplace Rule 4450(a)(5). In accordance with Marketplace Rule 4450(e)(2), Neurogen had 180 calendar days, or until February 23, 2009, to regain compliance with the minimum closing bid price requirement. On October 22, 2008, we received further notification from The NASDAQ Stock Market that, pursuant to the NASDAQ's recently announced suspension of their requirements for minimum bid price and market value of publicly held shares, Neurogen's deadline to regain compliance with the NASDAQ's $1.00 minimum bid price requirement has been extended from February 23, 2009 to May 29, 2009. To regain compliance, the closing bid price of Neurogen common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days.

Neither the original notification nor the extension has an immediate effect on the listing of Neurogen's common stock on the NASDAQ Global Market. Neurogen's common stock will continue to trade on the NASDAQ Global Market under the symbol NRGN. If Neurogen does not regain compliance by May 29, 2009, NASDAQ will provide written notification to Neurogen that its common stock will be delisted. At that time, the Company may appeal NASDAQ's determination to delist its securities to a Listing Qualifications Panel. Alternatively, Neurogen could apply to transfer its common stock from the NASDAQ Global Market to the NASDAQ Capital Market if it satisfies all requirements, other than the minimum closing bid price requirement, for initial inclusion in that market set forth in Marketplace Rule 4310(c). If Neurogen makes such an election and its transfer application is approved, it will be eligible to regain compliance with the minimum closing bid price requirement during a second 180 calendar day compliance period.

Neurogen will seek to regain compliance with the minimum bid price requirement within the 180 day cure period and are considering alternatives to address compliance with the continued listing standards of the NASDAQ Global Market.

Delisting from the NASDAQ Global Market could have an adverse effect on Neurogen’s business and on the trading of its common stock. If a delisting of Neurogen’s common stock from the NASDAQ Stock Market were to occur, its common stock would trade on the OTC Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and Neurogen’s stock price, as well as the liquidity of its common stock, may be adversely impacted as a result.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  There have been no material changes for the third quarter ended September 30, 2008 to the unregistered sales of equity securities and use of proceeds as previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable for the third quarter ended September 30, 2008.

ITEM 4. SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On July 25, 2008, the Company held its annual meeting of stockholders (i) to elect a board of seven directors (Proposal 1); (ii) to approve the issuance of shares of Common Stock upon exchange of shares of the Company’s Series A Exchangeable Preferred Stock sold in the financing transaction described in the Proxy Statement (Proposal 2); (iii) to adopt amendments to the Neurogen Corporation Restated Certificate of Incorporation, which include an increase in the number of authorized shares of Common Stock from 75,000,000 authorized shares to 150,000,000 authorized shares and Preferred Stock from 2,000,000 authorized shares to 10,000,000 authorized shares (Proposal 3); (iv) to adopt amendments to the Amended and Restated Neurogen Corporation 2001 Stock Option Plan, which include an increase in the number of shares available for issuance under the program from 5,250,000 shares to 6,250,000 shares (Proposal 4); and (v) to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the independent registered public accountants for the Company for the fiscal year ended December 31, 2008 (Proposal 5).

  The stockholders elected the persons named below, the Company’s nominees for directors, as directors of the Company, casting votes in favor of such nominees or withholding votes as indicated:

	Votes in Favor	Votes Withheld
Julian C. Baker	38,335,539	265,442
Eran Broshy	38,381,927	219,054
Stephen R. Davis	38,382,827	218,154
Stewart Hen	38,333,169	267,812
John L. LaMattina	38,382,527	218,454
Craig Saxton	38,340,789	260,192
John Simon	38,333,090	267,891

The Stockholders approved Proposal 2, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained
Proposal 2	28,896,782	5,087,475	5,515

The Stockholders approved Proposal 3, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained
Proposal 3	28,290,351	5,697,036	2,385

The Stockholders approved Proposal 4, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained
Proposal 4	32,547,499	1,438,987	3,285

The Stockholders approved Proposal 5, voting as follows:

	Affirmative Votes	Negative Votes	Votes Abstained
Proposal 5	38,492,739	103,462	4,779

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 4.1	Form of Warrant (incorporated by reference to the Company’s Registration Statement on Form S-3 filed on May 1, 2008)
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
Thomas A. Pitler Senior Vice President and Chief Business and Financial Officer (Duly Authorized Officer) Date: November 10, 2008