Form 10-K
period 2008-12-31
NEUROGEN CORP
filed 2009-03-31
CIK 849043

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
(Do not check if smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

    The approximate aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $29,000,000, based on the closing price of a share of Common Stock as reported on the NASDAQ Global Market on June 30, 2008, which is the last business day of the registrant's most recently completed second fiscal quarter. In determining the market value of non-affiliate voting stock, shares of Common Stock beneficially owned by officers and directors and possible affiliates have been excluded from the computation. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any person as to the status of such person.

As of March 27, 2009, the registrant had 68,331,735 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Neurogen Corporation Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K for the Company’s 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

NEUROGEN CORPORATION
ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2008

SIGNATURES
EXHIBIT INDEX

PART I

ITEM 1.  BUSINESS

Overview

Neurogen Corporation (NASDAQ: NRGN) ("Neurogen", "the Company", “its”, “we”, “us”, “our”), incorporated under the laws of the State of Delaware in 1987, is a development company focusing on new small molecule drugs to improve the lives of patients suffering from psychiatric and neurological disorders, including Restless legs syndrome, or RLS, and Parkinson’s disease. Small molecule drugs typically are suitable for oral administration as a pill, while large molecule drugs are typically administered by injection.

During 2008, we restructured our business to focus our efforts and resources on the development of our lead clinical candidate, aplindore, a D2 partial agonist, for the treatment of RLS and Parkinson’s disease.  Each of these two indications covers large primary care markets and specialist care markets with high value potential.  Our strategic goal is to focus on aplindore in order to further explore its potential to reduce the severity and/or frequency of side-effects observed with existing medications. To that end, over the last year, we have reduced headcount by approximately 115, ceased development efforts relating to adipiplon, which we were developing for the treatment of insomnia, terminated our drug discovery efforts, and disposed of other non-core assets, including our C5a patent estate and our chemical library.

Due to the amount of expenses incurred in the development of our products, we have been unprofitable since inception. As of December 31, 2008, we had accumulated net losses of $322.4 million, and we expect to continue to incur operating losses. As a result, our independent registered public accounting firm has expressed significant doubt over our ability to continue as a going concern. We believe we have sufficient resources to fund operations at least into the first quarter of 2010, and we may need to raise additional capital to fund operations beyond that point.

Neurogen Active Drug Development Programs

We currently have two active programs for aplindore which are each in Phase 2 clinical development.  However, we do not expect to have any products commercially available for a number of years, if at all. We have placed all drug development programs other than the development of aplindore for Parkinson’s disease and RLS on hold until financial and/or partnering opportunities become available. Aplindore will require significant additional clinical testing before it can be commercialized. We cannot guarantee the success of any drug development program and cannot accurately predict the time required or the cost involved in commercializing any new drug.  (See Item 1A. Risk Factors below.)

In addition, developing new drugs is a high risk process, and unanticipated developments such as clinical or regulatory delays, unexpected side effects or undesirable drug properties in test patients, or lack of efficacy would slow or prevent the development of a product. As a company with no product revenues, our ability to pursue programs simultaneously and promptly is dependent on our ability to access sufficient levels of capital.  If we cannot access such capital or cannot do so at a cost of capital that warrants simultaneous and prompt development, we may be required to defer the development of some portfolio assets.  If we are unable to commercialize any drug products, we will never achieve product revenues and may eventually be unable to continue operating. This result would cause investors to lose all or a substantial portion of their investment.

Parkinson’s disease and Restless legs syndrome: D2 receptor partial agonist – aplindore

Medical Need – Parkinson’s disease. Parkinson’s disease is a brain disorder that occurs when certain nerve cells (neurons) in a part of the brain called the “substantia nigra” die or become impaired. Normally, these cells produce a vital chemical, dopamine, which allows smooth, coordinated function of the body's muscles and movement.  When approximately 80% of the dopamine-producing cells are damaged, the symptoms of Parkinson’s disease appear. The loss of dopamine production in the brain causes the primary symptoms of Parkinson’s disease. The key signs of Parkinson’s disease are: tremor, slowness of movement, rigidity, and difficulty with balance.

Parkinson’s disease affects both men and women in almost equal numbers.  It shows no social, ethnic, economic or geographic boundaries.  In the United States, it is estimated that 60,000 new cases are diagnosed each year, joining the 1.5 million Americans who currently have Parkinson’s disease.  According to the National Parkinson Foundation, while the condition usually develops after the age of 65, 15% of those diagnosed are under 50.

Medical Need – Restless legs syndrome. Restless legs syndrome, or RLS, is a sensorimotor disorder characterized by a distressing urge to move the legs and sometimes other parts of the body, usually accompanied by a marked sense of discomfort or pain in the leg or other affected body part. RLS is triggered by rest or inactivity, and its symptoms are temporarily relieved by movement. It follows a circadian pattern, with symptoms most intense in the evening and nighttime hours.

According to the National Sleep Foundation’s 2008 Sleep in America poll, about 15% of respondents reported having unpleasant feelings in their legs at least a few nights a week in the past month.

Mechanism of Action.  Aplindore is a small molecule partial agonist for the D2 dopamine receptor. Dopamine agonists currently available for the treatment of Parkinson’s disease and RLS are full agonists at D2 receptors and require a long titration period - up to seven weeks in Parkinson’s disease and up to four weeks in RLS. Titration is the process of establishing the appropriate dose of a drug for a particular patient by increasing doses incrementally over a period of time, and reduces the frequency and severity of troubling side effects. Currently available dopamine agonist treatments for Parkinson’s disease produce side effects in many patients that include daytime somnolence or drowsiness, dyskinesias (sudden episodes of abnormal involuntary movements), nausea and dizziness. While dopamine full agonists have proved effective in the treatment of RLS, many patients still suffer side effects of sleepiness, dizziness, nausea, vomiting and augmentation (a worsening of symptoms or the emergence of symptoms during the day). We believe that the side-effects of the dopamine agonists currently used in both Parkinson’s and RLS may be due to the full agonist overstimulation of the healthy parts of the brain.  We believe that aplindore's D2 partial agonist profile may restore sufficient dopaminergic activity to areas of the brain that are potentially deficient without over-stimulating the unaffected parts of the brain, and thereby offer an improved side-effect profile and shorter titration period. In RLS, an improvement in aplindore's side effect profile may reduce or eliminate the need for a titration period altogether, thereby allowing the medication to be used on as needed basis, something not currently offered by existing medication.

Commercial Rights.  We acquired worldwide commercial and development rights to aplindore for an initial license fee payment of $3.0 million in an agreement signed November 21, 2006 with Wyeth Pharmaceuticals, or Wyeth.  We are also obligated to pay Wyeth milestone payments upon the successful achievement of clinical development and regulatory events and royalties on worldwide sales, if any. We made a milestone payment of $2.0 million to Wyeth upon the initiation of Phase 2 testing with aplindore, as discussed below.

Clinical Development Status – Parkinson’s disease. In February 2008, we initiated a Phase 2a dose-ranging, randomized, double-blind, placebo-controlled, exploratory study of the safety, tolerability, efficacy and pharmacokinetics of aplindore in patients with early stage Parkinson's disease.  The primary objective was to evaluate in five separate groups, or cohorts, of patients the safety and tolerability of aplindore given BID (i.e., administered twice a day) over two weeks in varying titration schedules and across different dose ranges.  Additionally, the study was designed to generate efficacy data with aplindore compared to placebo as measured by the mean change in the Unified Parkinson's Disease Rating Scale, or UPDRS, Motor Score (Part III).

The study enrolled 39 patients, aged 37 to 77 years.  Patients were assigned to one of five cohorts, each cohort with a different dose escalation schedule and maximum dose.  In each cohort, 5-6 patients were randomized to aplindore and 2 to placebo.  Following two weeks of titration to five different maximum daily doses, clinically and statistically significant improvement was observed in the Motor Score (Part III) of the UPDRS in the cohorts dosed at 2 mg BID, 3 mg BID and 5 mg BID aplindore compared to placebo-treated patients.  Patients titrated to higher aplindore doses (9 mg BID and 15 mg BID) over the same two-week period of time showed improvements that did not separate statistically from placebo.  In addition, aplindore was generally well tolerated and there were no withdrawals due to adverse events and no serious adverse events.   The observed effects in the 2, 3 and 5 mg BID cohorts are consistent with expectations from receptor occupancy estimates based on a positron emission tomography, or PET, study conducted with aplindore and suggest that the future evaluation of aplindore in Parkinson's disease should focus near these doses.

After refining the dose and titration schedules with each successive cohort as described above, patients in the final cohort were titrated up to a 2mg BID dose of aplindore over 14 days. While patients in this cohort demonstrated efficacy comparable to that typically seen with the dopamine full agonists currently on the market, the side-effect profile observed with aplindore treated patients in this cohort was comparable to that seen with patients on placebo.

In the first quarter of 2009, we initiated a double-blind, randomized, placebo-controlled Phase 2b study in early stage Parkinson’s disease patients.  In this study, we plan to administer placebo and three doses of aplindore (1 mg, 3 mg and 6 mg BID) in approximately 168 early Parkinson’s disease patients.  The treatment duration is expected to be 15 weeks.  The primary efficacy endpoint will be the combined score of Parts II and III of the UPDRS.

Clinical Development Status – Restless legs syndrome. In February 2008, we initiated a Phase 2a study of aplindore in RLS. This study was a placebo-controlled, single-blind, multi-center study designed to assess the efficacy, safety and tolerability of single doses of aplindore compared to placebo. The primary efficacy endpoint was the mean change in the Periodic Limb Movement Index, or PLMI, during sleep from baseline (placebo treatment night) to the highest achieved aplindore dose.

The study enrolled 27 RLS patients, with 26 patients receiving at least one aplindore treatment. In this in-patient study, each subject spent an adaptation night in the sleep laboratory followed by a placebo-dosed (baseline) night and then individual nights of sequentially increasing doses of aplindore from 0.05 mg to 0.2 mg. If a subject demonstrated less than a 50% reduction in PLMI from baseline at the 0.2 mg dose, the dose was escalated to a maximum of 0.7 mg. As planned, an interim analysis on the primary efficacy endpoint was conducted when a sufficient number of evaluable patients was reached (n=19). Results of the interim analysis indicated a significant reduction (p<0.0001) in the mean PLMI at a level higher than the pre-specified criterion (alpha=0.01) for stopping the study. On the basis of these results, the study was terminated following the interim analysis. The same outcomes and conclusions were also reached when a sensitivity analysis was performed including all patients treated with aplindore (n=26).

In this study, aplindore achieved statistically significant results versus placebo at all doses tested. In addition, aplindore was well tolerated with an incidence of adverse events similar to placebo in doses up to 0.2 mg.  Importantly, we observed efficacy, as measured by PLMI, at the initial dose of 0.05 mg, administered with no prior titration.  Based upon the results of this study, together with data from our Phase 2a study in Parkinson’s disease where we explored several starting doses, we plan to further explore in future studies the potential for dosing without titration at doses below 0.2 mg.

In the first quarter of 2009, we initiated a double-blind, randomized, placebo-controlled Phase 2b study in RLS patients. In this study we plan to enroll approximately 184 patients each of which will be randomized to placebo or one of three doses of aplindore (0.05 mg, 0.1 mg and 0.25 mg) with a treatment duration of 4 weeks.  The primary efficacy endpoint will be the International Restless Legs Scale score.

VR1 program: VR1 receptor antagonist – MK 2295

In collaboration with our partner, Merck, we have discovered a number of drug candidates that work as antagonists of the vanilloid receptor-1, or VR1.  We believe a VR1 antagonist could be useful in treating a number of pain disorders and cough.

Medical Need. More than one-quarter of Americans age 20 years and over, or an estimated 76 million people in the United States, report that they have had a problem with pain of any sort that persisted for more than 24 hours. In a survey conducted during 2006 of chronic pain sufferers, more than 50% of respondents felt they had little or no control over their pain and more than 75% strongly agreed that new options are needed to treat their pain. Not only does such pain adversely affect physical and psychological well being, it also costs society in lost productivity, health care expenditures, and disability compensation. The annual cost of chronic pain in the United States, including healthcare expense, lost income, and lost productivity, is estimated to be $100 billion (paragraph source: American Pain Foundation).

    Patients seek medical treatment for cough more than any other complaint and treatment costs exceed $1 billion dollars annually in the U.S. The two general classifications of cough are productive coughs (producing phlegm or mucous from the lungs) and nonproductive coughs (dry and not producing any mucous or phlegm). Coughs are also divided into acute (less than three weeks' duration) and chronic (more than three weeks' duration).

Mechanism of Action. We believe that a drug that blocks VR1, noiciceptive (peripheral) primary sensory neurons that transmit pain signals to the central nervous system for the perception of pain, could benefit patients suffering from various types of pain and inflammation.  VR1 receptors are also found in the lungs, suggesting that VR1 antagonists may have utility in cough.

Collaboration and Program Status. In prior years, we established a significant intellectual property position on this new target, including issued and pending patents on high potency small molecule VR1 antagonist drug candidates and a patent on a human VR1 gene sequence.

In December 2003, we established a collaboration for VR1 research and development with Merck, referred to as the Merck Agreement. Under the collaboration, we combined our pre-existing VR1 programs with Merck’s, and Merck assumed responsibility for development and commercialization of all collaboration drug candidates. The research portion of the collaboration with Merck concluded as planned in August 2007. Merck currently owns all development and commercialization rights to the companies' joint VR1 program and funds 100% of the costs of the collaboration. We are entitled to milestone payments and royalties upon the further development and commercialization of any VR1 compounds from the collaboration.

    Merck has previously tested a candidate from the collaboration, MK 2295, in a clinical proof-of-concept study to explore the potential utility of a VR1 antagonist in pain.  While data from the proof-of-concept study was supportive of the role of the VR1 mechanism in pain, Merck also observed in clinical pharmacology studies that the antagonism of VR1 receptors may impair the sensation of potentially injurious heat.  Currently, Merck is examining MK 2295 and another collaboration compound in preclinical models to explore mechanisms for potentially avoiding or minimizing this side effect and to assess the suitability of these compounds for possible future clinical development.

Neurogen Inactive Drug Development Programs

In order to pursue our active development programs for RLS and Parkinson’s disease, we have suspended our development programs relative to insomnia and anxiety disorders. We expect these programs to remain on hold unless we obtain significant additional financing or locate a collaboration partner.

Insomnia program; GABAA partial agonist - adipiplon (formerly NG2-73)

    Mechanism of Action.  Our lead insomnia compound, adipiplon, is a partial agonist, preferential for the alpha-3 receptor subtype of the gamma-aminobutyric acid (GABAA) neurotransmitter system. We believe this mechanism of adipiplon offers the opportunity for improved sleep onset, sleep maintenance, and quality of sleep compared to currently marketed insomnia medications (as well as those currently in active development) while reducing the likelihood of unwelcome side effects such as impaired learning and memory, ataxia (an inability to coordinate voluntary muscle movements), and interaction with alcohol.  We also believe that as a partial agonist, adipiplon, may cap activity at the GABA receptor subunits and may afford an improved profile for safety issues such as tolerance and abuse.

Clinical Development Status.  In July 2008, we suspended a head-to-head Phase 2/3 trial with the bilayer tablet formulation of adipiplon versus Ambien CR™ in chronic insomnia patients. The decision to suspend the study was based on reports from initial dosing of a higher than anticipated rate of unwanted next-day effects.  Based on the results of a pharmacokinetic study, we concluded that to advance adipiplon further in development, we would need to reformulate the compound and examine doses that produce lower blood levels than those administered in the suspended study. Given our current focus on the development of aplindore for RLS and Parkinson's disease, we do not plan to advance adipiplon in further studies at this time.

Commercial Rights.  Adipiplon was discovered at Neurogen, and we own all commercial rights to our current insomnia program.

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

In recent primate studies with a compound from its GABA alpha-3 selective partial agonist program, we demonstrated efficacy in a model of anxiety.  In this animal model, our drug candidate exhibited a wide therapeutic window between anxiety relieving doses and behavior impairing effects typically seen with the benzodiazepines. We believe that at doses lower than those previously explored for insomnia, adipiplon may be a useful therapeutic agent for patients suffering from anxiety while improving on the side-effect profile of currently available drugs such as the benzodiazepines and the SSRI’s.

Clinical Development Status.  Proof-of-concept study is on-hold.

Commercial Rights. Adipiplon was discovered at Neurogen, and we own all commercial rights to our current anxiety program.

Neurogen License Agreement and Collaboration

License agreement with Wyeth

In November 2006, we acquired worldwide rights to aplindore, a small molecule partial agonist for the D2 dopamine receptor, from Wyeth. Along with an initial $3.0 million license fee paid upon signing, we paid Wyeth $0.4 million for the shipment of compound material suitable for Phase 2 trials and are required to pay approximately $0.3 million in annual maintenance fees upon each anniversary of the effective date of the agreement until NDA approval. In November 2008 and 2007, we paid the annual maintenance fees. There is also potential for us to pay milestone payments upon the successful achievement of clinical development and regulatory events and eventual commercialization in identified countries as well as royalties on worldwide sales.  We commenced Phase 2 trials in Parkinson's disease and RLS with aplindore in February 2008 and paid Wyeth a $2.0 million milestone payment. We have the option to terminate the agreement by providing 90 days advance written notice to Wyeth.

Collaboration

We conduct our development independently and, when advantageous, collaborate with pharmaceutical companies during the drug development process to obtain additional resources and to access complementary expertise. Historically, our collaboration agreements have provided funding for drug discovery and development programs as well as clinical, manufacturing, marketing, and sales expertise, together with rights to future royalties or profit sharing for successful drugs, if any, resulting from collaborative programs. These strategic alliances balance our exposure to research and development risks inherent in the industry while retaining a share in the success of any future products.

We currently have one active collaboration relating to our VR1 program partnered with Merck.  A summary of the material terms of the Merck Agreement, which covers our VR1-based pain management program, follows.

Under the terms of the agreement:

▪	Merck purchased approximately 1.8 million shares of our common stock for $15.0 million.

▪	Merck paid us a $15.0 million upfront license fee, plus $7 million in additional license fees.

▪
We received an additional $13.1 million in committed research funding during the term of the research program component of the collaboration.  While the collaboration continues with respect to the development and possible commercialization of collaboration candidates, the research component of the collaboration, and related research funding to Neurogen concluded on August 28, 2007.

▪
Merck received the exclusive worldwide license to develop, manufacture, use, and sell VR1 receptor modulator products within the collaboration, subject to our right to receive milestone payments and royalties.

▪
We are entitled to receive milestone payments if specified development and regulatory objectives are achieved. We have received to date $8.0 million in milestone payments and are eligible to receive additional milestone payments, if additional milestones are achieved, on all VR1 compounds within the collaboration.

▪	Merck is required to pay us royalties based on net sales levels, if any, for all VR1 compounds within the collaboration.

Patents and Proprietary Technology

Our success depends, in large part, on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing the intellectual property rights of third parties. We file patent applications both in the United States and in foreign countries, as we deem appropriate, for protection of products, processes, uses, and technology. As of December 31, 2008, we are the sole assignee of over 285 issued United States patents and numerous foreign patents.

For aplindore, we expect, based upon an issued composition-of-matter patent as extended under the Hatch-Waxman Act, to maintain exclusivity in the U.S. through at least the third quarter of 2021.  Under current law, we expect to maintain market exclusivity for aplindore in Europe for at least 10 years from product launch.  Based upon an issued composition-of-matter patent, we expect to maintain exclusivity on adipiplon in most of the world through at least 2023.

We attempt to protect our trade secrets by entering into confidentiality agreements with our employees, third parties and consultants. Our employees also sign agreements assigning to us their interests in inventions, original expressions and any corresponding patents and copyrights arising from their work for us. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, we may not have an adequate remedy available. Despite the measures we have taken to protect our intellectual property, parties to the agreements may breach the confidentiality provisions or infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, third parties may independently discover or invent our trade secrets or other technology.

The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is considerable uncertainty regarding the breadth of claims allowed in such cases and the degree of protection afforded under such patents. As a result, we cannot assure investors that patent applications will be successful or that current or future patents will afford us protection against competitors. It is possible that our patents will be successfully challenged or that patents issued to others may preclude us from commercializing our products. Litigation, to defend against infringement claims or to assert infringement claims against others, can be lengthy and expensive even if a favorable result is obtained. Moreover, much of our expertise and technology cannot be patented, or, if patented, could not be readily monitored for infringement. We also rely heavily on trade secrets and confidentiality agreements with collaborators, advisors, employees, consultants, vendors and others. We cannot assure that these agreements will be effective, will not be breached, or that trade secrets will not otherwise become known or be independently discovered by competitors. Our business would be severely damaged if competitors were able to learn our secrets or if we were unable to protect its intellectual property.

Competitive Environment

The biopharmaceutical industry is highly competitive. Product or technological developments by competing organizations may render our drug candidates noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. We compete against fully integrated pharmaceutical companies or other companies that collaborate with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products already approved, marketed or in development. Furthermore, many of these entities have significantly greater research and development capabilities than us, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition. In addition, acquisitions of, or investments in, competing development-stage pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources.

Competitors have developed or are in the process of developing products or technologies that are, or in the future may be, the basis for competitive products. Our competitors may develop products that are safer, more effective or less costly than any of our product candidates from active or inactive programs or may be able to complete their development more quickly. We would be at a significant competitive disadvantage if a competitor developed and successfully commercialized a drug similar to a Neurogen drug candidate ahead of our efforts.

Manufacturing

We currently rely exclusively on contract manufacturers to produce large quantities of development candidate compounds for testing in human patients and to produce dosage forms of these candidates to support human testing.  We also rely on contract manufacturers for the development of any controlled release formulations of our drug candidates.

The production of aplindore employs synthetic chemistry procedures of the type that are standard in the pharmaceutical industry. We plan to continue to outsource manufacturing of aplindore and any future products.  We typically select and rely on single source suppliers to manufacture each form of our product candidates for human testing. This outsourcing strategy avoids the need for us to establish manufacturing infrastructure, allowing us to better focus our financial and managerial resources on the development and commercialization of product. This also enables us to reduce fixed costs and capital expenditures, while gaining access to advanced manufacturing process capabilities and expertise. However, if our third party suppliers become unable or unwilling to provide sufficient future drug supply or if they cannot meet regulatory requirements relating to the manufacture of drugs, we would be forced to incur additional expenses to secure alternative third party manufacturing arrangements and may suffer delays in our ability to conduct human testing or marketing of these products.

Merck is responsible for manufacturing, or having manufactured for human testing, drugs that are subject to the Merck Agreement.  Merck also has the right to manufacture for any future products under the collaboration.

Sales and Marketing

We currently have no products that we market and sell. Our strategy is to market any products we develop in the future either directly or through co-promotion arrangements or other licensing arrangements with large pharmaceutical or biotechnology companies. We do not expect to establish a direct sales capability for at least the next several years, though we may pursue such a capability in the future. Merck has the right to market worldwide all future products, if any, resulting from the Merck Agreement.

Research and Development Expenses

    We incurred research and development expenses of $31.6 million, $61.0 million and $55.9 million in, 2008, 2007, and 2006, respectively.  The decrease from 2007 to 2008 is due primarily to a restructuring of the Company implemented in 2008. The increase from 2006 to 2007 was due to an increase in clinical trial expenses associated with the progression of our drug candidates in human testing.

Government Regulation

    Research and development activities and the production and marketing of products that we are developing or may develop in the future are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, the clinical development, premarket approval, manufacture, marketing and distribution of pharmaceutical products are subject to rigorous federal regulation (by the Food and Drug Administration, or the FDA) and, to a lesser extent, comparable regulatory agencies in state and local jurisdictions. These agencies and other federal, state and local entities regulate, among other things, the research and development activities and the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of products we seek to bring to market. Failure to comply with applicable FDA or other requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market. In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or the FFDCA, and it implements regulations. Product development and approval within this regulatory framework will take a number of years and involve the expenditure of substantial resources.

    The steps required by the FDA before a drug may be marketed in the United States include:

1.	Completion of extensive preclinical laboratory tests, in vivo preclinical studies and formulation studies, all performed in accordance with the FDA’s current good laboratory practice regulations;
2.	The submission to the FDA of an Investigational New Drug Application, or IND, for human clinical testing, which must become effective before human clinical trials can commence;
3.	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug of the product candidate for each approved indication;
4.	The submission of a New Drug Application,or NDA, to the FDA;
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

Clinical trials are typically conducted in three sequential phases, but the Phases may overlap. In Phase 1, the initial introduction of the drug into a small population of healthy human subjects, the drug is typically tested for safety (based upon the observation of any significant adverse side effects), absorption, dosage tolerance, metabolism, bio-distribution, excretion and pharmacodynamics (clinical pharmacology). Phase 2 typically involves studies in a limited patient population to:

1.	Determine the efficacy of the drug for specific, targeted indications;
2.	Determine dosage tolerance, optimal dose and dose regimen; and
3.	Identify possible adverse side effects and safety risks.

Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.  In some cases, a sponsor may decide to run what is referred to as a “Phase 2b” evaluation, which is a second, confirmatory Phase 2 trial that in some cases could, if positive and accepted by the FDA, serve as a pivotal trial in the approval of a product candidate. When a compound is found to be effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials may then be undertaken to further evaluate clinical efficacy and to test for safety within an expanded patient population at geographically dispersed clinical study sites and thus provide definitive evidence of efficacy and safety. In some cases, FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval.  Such post approval trials are typically referred to as Phase 4 studies.

The results of the pharmaceutical development, preclinical studies, and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Data from clinical trials are not always conclusive, and the FDA may interpret data differently than we or our collaborators interpret data.  Consequently, there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if, in its opinion, applicable regulatory criteria are not satisfied or it may require additional testing or information or require post-marketing testing and surveillance to monitor the safety of a company's products if it does not believe the NDA contains adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that an NDA does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market.  In addition, the FDA may require testing, including Phase IV studies, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these postmarketing programs or other information.

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

In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Clean Water Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Our research and development involves the controlled use of hazardous materials, chemicals, and various low-level radioactive compounds. Although we believe that safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, we could be held liable for any damages that result and any such liability could exceed our resources.

Employees

As of December 31, 2008, we had 30 full-time employees, of which 15 persons were scientists and, of these scientists, 9 had Ph.D. or other doctoral degrees. None of the employees are covered by collective bargaining agreements, and we consider relations with employees to be good. All current scientific personnel have entered into confidentiality and non-solicitation agreements with us.

Available Information

Our website address is www.neurogen.com. The website address is included as an inactive textual reference and is not intended to be an active link to the website. The information that appears on the website is not part of this Form 10-K.  We make available free of charge through our website all of our filings with the Securities and

Exchange Commission, or the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports. Our filings are made available as soon as reasonably practicable after such material is electronically filed with the SEC (website address: www.sec.gov). Copies without exhibits are also available, without charge, from Neurogen Corporation, 45 Northeast Industrial Road, Branford, CT 06405.

ITEM 1A.  RISK FACTORS

The following risk factors are arranged in three groups: industry risk – risks we face because we are in the pharmaceutical industry; company risk – risks that are specific to us; and investment risk – risks that are specifically tied to our securities.  Within each group, we have tried to list the most significant risk factors first.

These risk factors could cause our actual results to differ materially from what we have predicted in forward-looking statements that have been made in this Annual Report on Form 10-K and those that may have been made previously or may be made in the future.

Industry Risk

Testing of drug candidates takes a long time, is very expensive, is subject to strict government regulation, and most drug candidates never receive FDA approval. Even if approved for use in humans, our drug candidates may later prove to be unsafe or ineffective.

Our potential drug candidates must go through extensive animal and human testing to prove that each drug candidate is safe and effective before it can be marketed. Our lead drug candidate is in development in two separate Phase 2 development programs and is prone to the risks of failure inherent in drug development. We will need to successfully complete a great deal of additional testing before we can demonstrate that this product candidate is safe and effective to the satisfaction of the FDA. This extensive testing takes several years, is quite expensive, and more often than not leads to the conclusion that a drug candidate is not suitable for use in patients. A very significant majority of all drugs that enter human testing fail to reach the market. Moreover, even if early drug testing appears positive, the results of later testing or problems seen with widespread use of the drug may block further sale of a drug. In addition, regulations may be changed at any stage during product development or marketing, which may affect our ability to obtain or maintain approval of any product or require significant expenditures to obtain or maintain such approvals.

The results of animal testing do not always accurately predict the safety and effectiveness of drugs when used in humans. Similarly, the results of initial human testing do not always accurately predict the results that will be obtained in the later stages of testing. The appearance of harmful side effects or inadequate effectiveness could slow or stop product development efforts at any stage. The continued human testing of our lead products for RLS and Parkinson’s disease could be substantially delayed or prevented by several factors, including:

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

Human testing of our current or any future drug candidates may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB overseeing the clinical trial at issue, any of its clinical trial sites with respect to that site, or us. Any failure or significant delay in completing human testing of our product candidates could materially harm our financial results and the commercial prospects for our product candidates. The completion of human testing could also be substantially delayed or prevented by several factors, including:

▪	slower than expected rates of patient recruitment and enrollment;

▪	failure of patients to complete the clinical trial;

▪	unforeseen safety issues;

▪	lack of efficacy evidenced during clinical trials;

▪	termination of our human testing by one or more clinical trial sites;

▪	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols; and

▪	inability to monitor patients adequately during or after treatment

Even products approved by the FDA or foreign regulatory authorities may later exhibit adverse side effects that prevent their widespread use or necessitate their withdrawal from the market. As a result, our current or any future drug candidates may prove to be unsafe or ineffective in humans, produce undesirable side effects, or fail to get through the testing phases preceding commercialization.

We anticipate future losses and may never become profitable.  Our recurring losses, negative cash flows from operations and significant accumulated deficit raise substantial doubt about our ability to continue as a going concern.

Our future financial results are uncertain. We have experienced significant losses and negative cash flows from operations since we commenced operations in 1987. Our accumulated net losses as of December 31, 2008 were $322.4 million. These losses have primarily resulted from expenses associated with our research and development activities, including pre-clinical and clinical trials and general and administrative expenses. We anticipate that our research and development expenses will remain significant in the future, and we expect to incur losses over at least the next several years as we continue our research and development efforts, pre-clinical testing, clinical trials and, if implemented, manufacturing, marketing and sales programs. As a result, we cannot predict when or whether we will become profitable, and if we do, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the timeframe expected by investors, the market price of our common stock may decline making our business unsustainable.

The Report of the Independent Registered Public Accounting Firm to our audited financial statements for the period ended December 31, 2008 included in this Annual Report indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Our current operating funds are insufficient to complete all currently planned clinical trials and commercialization of our product candidates, and therefore, we will need to obtain additional financing in order to complete our business plan. We currently have minimal operations, and we have no income. If we are not able to continue as a going concern, it is likely that investors will lose all or a part of their investment.

Our patents, trade secrets and confidentiality agreements with collaborators, employees and others may be invalid or inadequate to protect our intellectual property.

If we or our collaborators are unable to adequately protect or enforce our intellectual property, our competitive position could be impaired. Our success depends in large part on our ability to obtain patents, maintain trade secrets and operate without infringing on the intellectual property rights of third parties. We file patent applications both in the United States and in foreign countries to protect both our products and our processes. The intellectual property rights of biotechnology and pharmaceutical firms are highly uncertain and involve many complex legal and technical issues. Our patent applications may not be successful or our current or future patents may not provide sufficient protection against our competitors.  Our patents could be successfully challenged or patents held by others could preclude us from commercializing our products. Litigation to establish the validity of patents, to defend against infringement claims or to assert infringement claims against others can be lengthy and expensive. Moreover, much of our expertise and technology cannot be patented or, if patented, cannot be readily monitored for infringement. We also rely heavily on trade secrets. When we do so, the intellectual property is protected by, among other things, confidentiality agreements with collaborators, advisors, employees, consultants, vendors and others.  These agreements may be breached with or without our knowledge, or our trade secrets may otherwise become known or independently discovered by competitors. Our product development efforts and consequently our business would be adversely affected if our competitors were able to learn our secrets or if we were unable to protect our intellectual property.

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our patents and to obtain market exclusivity for any product candidates that we may bring to market, our business could be materially harmed. The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent protection for drug compounds for a period of up to five years to compensate for time spent in development.  In particular, we expect to rely on Hatch-Waxman extension of the primary patent protecting Aplindore.  The patent would otherwise be scheduled to expire in 2016.

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

However, there is no assurance that we will receive extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If we fail to receive such extensions and exclusive rights, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products in the EU and other foreign countries would be materially harmed.

The drug development industry has a history of patent and other intellectual property litigation, and we may be involved in costly intellectual property lawsuits.

The drug development industry has a history of patent and other intellectual property litigation, and we believe these lawsuits are likely to continue. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management’s attention from other business concerns. There could be issued patents of which we are not aware that our products infringe or patents that we believe we do not infringe that we are ultimately found to infringe. Moreover, patent applications are in many cases maintained in secrecy for eighteen months after filing or even until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patent applications can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that we infringe with our products. In addition, technology created under our research and development collaborations may infringe the intellectual property rights of third parties, in which case we may not receive milestone or royalty revenue from those collaborations.

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

Our business exposes us to clinical trial and product liability claims.

We face an inherent risk of exposure to product liability claims in the event that the use of one of our products is alleged to have caused an adverse effect on patients. This risk exists for products being tested in human clinical trials, as well as products that receive regulatory approval for commercial sale. Manufacturers of pharmaceuticals have been the subject of significant product liability litigation, and we cannot assure investors that we will not be threatened with or become subject to such a claim. We maintain limited product liability insurance for compounds we are testing in clinical trials. When our partners have rights to develop and commercialize a collaboration product, they typically indemnify us, with certain exceptions, for collaborative compounds they are testing in clinical trials. We intend to seek additional product liability insurance coverage if and when our products are commercialized. We may not, however, be able to obtain such insurance at acceptable costs, if at all, or such coverage, if obtained, may not be adequate to cover any claims. If we cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, we could be prevented from commercializing our products. If we become subject to a product liability claim where claims or losses exceed our liability insurance coverage and our ability to pay, we may go out of business.

Our business involves hazardous materials and the risk of environmental liability.

In connection with our research and development activities, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with the applicable laws, rules, regulations and policies in all material respects and have not been required to correct any noncompliance which is material to our business, we may incur significant costs to comply with environmental and health and safety regulations in the future. Our research and development involves the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and radioactive materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by local, state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an occurrence, we could be held liable for any damages that result and any such liability could exceed our resources.

We face vigorous competition in the areas of drug development, which may result in others developing or commercializing products before or more successfully than we do.

The pharmaceutical industry is highly competitive and is affected by new technologies, governmental regulations, healthcare legislation, availability of financing, litigation and other factors. Our competitors may develop technologies, including drug discovery techniques, and products that are more effective than our own or that are commercialized prior to similar technologies or products of our own. In addition, developments by others may render our products under development or our technologies noncompetitive or obsolete. If our product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at lower costs. If our products are unable to capture or maintain market share, we will not achieve significant product revenues and our financial condition will be materially adversely affected.

We compete against fully integrated pharmaceutical companies or other companies that collaborate with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products already approved, marketed or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs, have substantially greater financial resources, customer relationships, experience in developing products, obtaining FDA and other regulatory approvals, formulating and manufacturing drugs, and commercializing drugs than we do. If a competitor were to develop and successfully commercialize a drug before a similar one that we were working on, it would put us at a significant competitive disadvantage and adversely affect our product sales.

We are subject to uncertainties regarding healthcare reimbursement and reform. In the event that we are successful in bringing a product to market, our revenues may be adversely affected if we fail to obtain acceptable prices or adequate reimbursement for the cost of our products from third-party payors.

The continuing efforts of the government, insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of healthcare may affect our future revenues and profitability, the future revenues and profitability of our potential customers, suppliers and collaborative partners, and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, both the federal and state governments will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and reform of the Medicare and Medicaid systems. While we cannot predict whether any such proposals will be adopted, the announcement or adoption of such proposals could negatively impact our business, financial condition and results of operations.

Our ability to market our products successfully will depend, in part, on the extent to which appropriate reimbursements for the cost of our products and related treatments are available from governmental authorities, private health insurers and other organizations, such as HMOs. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Third-party payors, including Medicare, are constantly challenging the prices charged for pharmaceutical products and medical services. If third-party payors institute cost containment measures or fail to approve our products for reimbursement, our future sales may be adversely affected, as patients will opt for a competing product that is approved for reimbursement or will forgo treatment completely.

We may be unable to attract and retain qualified management and technical personnel or retain our senior management.

Our success depends largely on the skills, experience and performance of key members of our management team. The efforts of key members of the management team will be critical to us as we grow and attempt to transition to a company with commercial products. A substantial portion of the annual bonus compensation paid to our senior executives has in recent years been paid in the form of equity-based awards. The value of these awards has been impacted by the significant decline in the market price of our common stock. We also have significantly reduced the number of employees across nearly all of our departments during 2008 from approximately 145 employees to approximately 30 employees. The combination of these events could have a significant adverse impact on our ability to retain and hire the most qualified employees. If we were to lose one or more of our key managers, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy.

In addition, the success of our business depends, in large part, on our continued ability to attract and retain highly qualified management and scientific personnel.  As we advance our programs into later stages of development, it is necessary to recruit additional scientists with later stage development experience, including some areas where we have relied in whole or in part on consultants or vendors in the past. In particular, we may need to expand staffing in the areas of formulations research, analytical chemistry, medical affairs, drug metabolism, toxicology and clinical operations.  We cannot assure investors that we will be able to attract or retain qualified personnel or that the costs of retaining such individuals will not materially increase. This could adversely affect our business and financial condition.

Company Risk

Developing our drug candidates, particularly our unpartnered product candidates, will require significant additional expenditures. We are not certain how much capital we may need, and we may have difficulty raising needed capital in the future on favorable terms or at all.

We have spent and will continue to spend substantial funds to complete the research, development and clinical testing of our products. In the future, we expect to need additional funds for these purposes as well as to establish additional clinical-scale and commercial-scale manufacturing arrangements and to provide for the marketing and distribution of our products. In particular, carrying out the development of our lead product candidate for two indications to later stages of development will require significant additional expenditures, including the expenses associated with clinical trials and other product development activities. We do not have sufficient funds to advance these product candidates to market and may not be able to acquire the necessary additional funds on commercially reasonable terms or at all. We have already suspended all of our development activities except for those related to RLS and Parkinson’s. If we cannot obtain adequate capital, we may have to delay, reduce the scope of or eliminate one or more of our development programs.

Our future capital requirements will depend on many factors, including:

▪	the continued progress of our research and development programs;

▪	our ability to market and distribute any products it develops;

▪	our ability to establish new collaborative and licensing arrangements;

▪	progress with preclinical studies and clinical trials;

▪	the time and costs involved in pursuing regulatory clearance;

▪	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; and

▪	competing technological and market developments.

We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. We cannot assure you that financing will be available when needed, or on favorable terms or at all. The current economic environment combined with a number of other factors pose additional challenges in securing adequate financing under acceptable terms. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders or result in the issuance of securities that provide for rights, preferences or privileges senior to that of our common stockholders. In addition, in the event that we obtain additional funds through arrangements with collaborative partners or other sources, these arrangements may require us to give up rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize on our own. These conditions may increase the costs to raise capital. Our failure to raise capital when needed would adversely affect our business, financial condition, and results of operations, and could force us to reduce or discontinue operations.

We may experience difficulties, delays or unexpected costs in completing and achieving the anticipated benefits of our restructuring plan.

In February and April 2008, we announced reductions in force as part of a restructuring plan to focus our resources on advancing our remaining unpartnered clinical programs. We incurred restructuring charges, primarily associated with severance benefits, of approximately $5.1 million in 2008. We cannot provide assurance that we will achieve the targeted benefits under these programs or that the benefits, even if achieved, will be adequate to meet long-term growth expectations. Furthermore, the restructuring efforts may yield unanticipated consequences, such as increased burden on administrative, operational, and financial resources and increased responsibilities for management personnel. As a result, the ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities.

In connection with the restructurings, we reduced our workforce by approximately 115 employees. Employees whose positions were eliminated in connection with this reduction may seek future employment with competitors. Although all employees are required to sign a confidentiality agreement at the time of hire, there can be no assurance that the confidential nature of proprietary information will be maintained in the course of such future employment. Any additional restructuring efforts could divert the attention of management away from operations, harm our reputation and increase expenses. There can be no assurance that we will not undertake additional restructuring activities, that any of the restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from previous or future restructuring plans.

 We rely on our collaborative partners for research and development funding and for possible future commercialization.

We have in the past relied, and expect in the future to further rely, on our collaborative partners to fund a significant portion of our research and development expenses and to manufacture and market any products that result from such collaborations. In the fiscal years ended December 31, 2008, 2007, and 2006, we incurred $31.6 million, $61.0 million and $55.9 million in research and development expenses, respectively, and recognized $0 million, $4.6 million and $5.3 million, respectively, in research and development revenue from corporate partners. Because we have not previously advanced a drug candidate through all phases of clinical testing and subsequently to market, we often depend on our collaborative partners with respect to regulatory filings relating to, and the clinical testing of, compounds developed under our collaborations.

Our reliance on collaborative partners, whose interests may not coincide with our interests, exposes us to many risks, including the following:

▪	that a collaborator will halt, delay, or repeat clinical trials;

▪	that a collaborator will alter the amount or timing of resources dedicated to its collaboration with us;

▪	that a collaborator will dispute our rights under an agreement;

▪	that a collaborator will attempt to independently develop a competing drug on its own or in conjunction with a third party;

▪	that existing collaboration agreements will not be extended;

▪	that a collaborator will not continue to develop a drug candidate after a collaboration agreement has ended; and

▪	that a collaborator will breach or terminate an agreement with us.

If any of these risks were to occur, the research program in question, and possibly our business, would be adversely affected.

In particular, we depend on Merck to conduct clinical trials for compounds on which we collaborate with Merck in our VR1 program. Our existing collaboration with Merck may be unsuccessful, and we may not receive any future milestone payments or royalties. If our collaboration with Merck is not continued or is unsuccessful, our product development efforts and consequently business would be materially adversely affected.  If Merck does not continue the development of its compounds under our VR1 collaborations, we may not be able to do so on our own. Our current collaboration with Merck is subject to certain development restrictions.  Specifically, Merck has the right to determine when and if to advance compounds in the clinical process. Delays or discontinuation of any of our collaborative programs could significantly decrease the probability of us ever achieving product revenues.  This could negatively impact our ability to access capital and would increase the cost of capital.

We utilize outside clinical investigators to execute our clinical development plans for wholly-owned drug programs and plans to rely on these third parties to conduct future clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current and future product candidates.

We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct some or all of our clinical trials of product candidates. Although we rely on these third parties to conduct clinical trials, we are responsible for ensuring that each of the clinical trials is conducted in accordance with our investigational plan and protocol.  Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.  Reliance on third parties does not relieve us of these responsibilities and requirements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCPs or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated.  In addition, a failure by such third parties to perform their obligations in compliance with our clinical trial protocols or GCPs, may result in our clinical trials not meeting regulatory requirements and or clinical trials may need to be repeated, which would jeopardize obtaining regulatory approval for the product candidate being tested in such trials.

We rely on third parties for our manufacturing requirements and cannot assure investors that we will be able to manufacture our products on a timely and competitive basis.

To complete our clinical trials and to commercialize our product candidates, we need access to or to develop our own facilities to manufacture a sufficient supply of our product candidates. Currently, we depend on our collaborators or third parties’ FDA-approved manufacturing facilities to manufacture our compounds for pre-clinical, clinical and commercial purposes. Our product candidates require precise, high quality manufacturing. We and our contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with current Good Manufacturing Practice, or cGMP, and other applicable government regulations and corresponding foreign standards. If we and our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business.

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials.  If in the future one of our product candidates is approved for commercial sale, we will need to manufacture that product in larger quantities. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. Additionally, any third party manufacturer we retain to manufacture product candidates on a commercial scale must pass an FDA pre-approval inspection for conformance to the cGMPs before we can obtain approval of product candidates. If we are unable to successfully increase the manufacturing capacity for a product candidate in conformance to cGMPs, the regulatory approval or commercial launch of any related products may be delayed or there may be a shortage in supply.

Any performance failure on the part of us or our contract manufacturers could delay clinical development or regulatory approval of product candidates or commercialization of our future products, depriving us of potential product revenue and resulting in additional losses. In addition, our dependence on a third party for manufacturing may adversely affect our future profit margins. Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited, and the FDA must approve any replacement manufacturer before we can begin manufacturing our product candidates. Such approval would require new testing and compliance inspections. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

Our products may be in competition with other products for access to these facilities. Consequently, our products may be subject to manufacturing delays if collaborators or outside contractors give other companies’ products greater priority than our products. For this and other reasons, our collaborators’ or third parties’ service providers may not be able to manufacture our products in a cost-effective or timely manner. If not manufactured in a timely manner, the clinical trial development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products to market on a timely basis could be impaired or precluded. We may not be able to enter into any third-party manufacturing arrangements on acceptable terms, if at all. We do not intend to develop or acquire facilities to manufacture our product candidates for clinical trials or commercial purposes in the foreseeable future. In its ongoing collaboration with us, Merck is responsible for manufacturing or obtaining clinical and commercial supplies of pharmaceutical compounds. In our unpartnered programs, we utilize third parties to prepare and formulate pharmaceutical compounds for use in clinical studies. Our current dependence upon others for the manufacture of our products may reduce our future profit margin and limit our ability to commercialize products on a timely and competitive basis.

If we are unable to design, conduct and complete clinical trials successfully, we will not be able to obtain regulatory approval for our drug candidates.

In order to obtain FDA approval for any of our drug candidates, we must submit to the FDA an NDA that demonstrates with substantive evidence that the drug candidate is both safe and effective in humans for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials.

Results from our Phase 2 clinical programs may not support moving a drug candidate to Phase 3 clinical trials. Any Phase 3 clinical trials may not demonstrate the safety or efficacy of our drug candidates.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and preclinical studies. Even if the results of any Phase 3 clinical trials are positive, we may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before we can obtain FDA approval for any of our drug candidates.

Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process also consumes a significant amount of time. Furthermore, if participating patients in clinical trials suffer drug-related adverse reactions during the course of such clinical trials, or if we or the FDA believe that participating patients are being exposed to unacceptable health risks, we will have to suspend or terminate our clinical trials. Failure can occur at any stage of the clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials.

Even if our clinical trials are completed as planned, their results may not support our expectations or intended marketing claims. The clinical trials process may fail to demonstrate that our drug candidates are safe and effective for indicated uses. Such failure would cause us to abandon a drug candidate and could delay development of other drug candidates.

We have never received FDA approval of one of our drug candidates and so have never completed marketing and launch planning and lack sales experience.

We currently have no sales or distribution experience with our own products.  Currently, we intend to rely primarily on existing or future collaborative partners for this expertise if one of our products is successfully commercialized.  Therefore, to service markets for any areas in which we have retained sales and marketing rights or in the event that any of our collaborative agreements is terminated, we must develop a marketing and sales force with technical expertise. We have no experience in developing, training or managing a marketing and sales force and would incur substantial additional expenses in developing, training and managing such a force. We may be unable to build a marketing and sales force, the cost of establishing such a force may exceed any product revenues, or our direct marketing and sales efforts may be unsuccessful. If our collaborators fail to effectively market a commercialized product, or we fail to develop an effective sales force of our own, our sales and business operations may be adversely affected.

INVESTMENT RISK

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent financial crisis affecting the banking system and financial markets and the going concern threats to financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit, fixed income, and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including; our inability to obtain equity financing to support our operations; the inability of prospective purchasers of our facilities to obtain debt financing necessary to support a sale of these facilities; or the potential in solvency of key suppliers.

The price of our common stock may be volatile.

The market prices for securities of biotechnology companies, including ours, have historically been highly volatile. For example, from January 1, 2008 to December 31, 2008, the market price of our stock was as low as $0.06 per share and as high as $3.52 per share.  The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. Investors may not be able to sell their shares at a profit due to fluctuations in the market price of our common stock arising from a decline in our operating performance or prospects. In addition, the stock markets in general, and the markets for biotechnology and biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly due to a variety of factors, including:

▪
announcements by us or our competitors of regulatory developments, preclinical testing and clinical trial results, clinical trial enrollment, regulatory filings, new products and product launches, significant  acquisitions, strategic partnerships or joint ventures;

▪	any intellectual property infringement, product liability or any other litigation involving us;

▪	technological innovations or new therapeutic products;

▪	developments or disputes concerning our patents or other proprietary rights;

▪	regulatory changes or developments;

▪	general market conditions in the pharmaceutical and biotechnology sectors;

▪	comments by securities analysts;

▪	economic or other crises and other external factors;

▪	public concern as to the safety of products developed by us or others;

▪	actual or anticipated period-to-period fluctuations in our results of operations;

▪	our ability to raise capital;

▪	departure of any of our key management personnel; or

▪	sales of our common stock.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit investors’ ability to readily sell their shares and may otherwise negatively affect the liquidity or value of our common stock.

Our common stock could be delisted from the NASDAQ Global Market if our stock price continues to trade below $1.00 per share.

On August 26, 2008, we received notification from The Nasdaq Stock Market indicating that for the preceding 30 business days our common stock had not met the $1.00 minimum closing bid price requirement for continued listing on the Nasdaq Global Market, as specified by the Marketplace Rule 4450(a)(5). In accordance with Marketplace Rule 4450(e)(2), we had 180 calendar days, or until February 23, 2009, to regain compliance with the minimum closing bid price requirement. We have since received further notification from The NASDAQ Stock Market that, pursuant to the NASDAQ's recently announced suspension of their requirements for minimum bid price and market value of publicly held shares, our deadline to regain compliance with the NASDAQ's $1.00 minimum bid price requirement has been extended from February 23, 2009 to July 20, 2009. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days.

Neither the original notification nor the extension has an immediate effect on the listing of our common stock on the NASDAQ Global Market. Our common stock will continue to trade on the NASDAQ Global Market under the symbol “NRGN”.

If we do not regain compliance by July 20, 2009, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ's determination to delist our securities to a Listing Qualifications Panel. Alternatively, we could apply to transfer our common stock from the NASDAQ Global Market to the NASDAQ Capital Market if we satisfy all requirements, other than the minimum closing bid price requirement, for initial inclusion in that market set forth in Marketplace Rule 4310(c). If we make such an election and our transfer application is approved, we will be eligible to regain compliance with the minimum closing bid price requirement during a second 180 calendar day compliance period.

We will seek to regain compliance with the minimum bid price requirement within the 180-day cure period and are considering alternatives to address compliance with the continued listing standards of the NASDAQ Global Market.

Delisting from the NASDAQ Global Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock from the NASDAQ Stock Market were to occur, our common stock would trade on the OTC Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

If our stockholders sell substantial amounts of its common stock, the market price of our common stock may fall.

If our stockholders sell substantial amounts of our common stock including shares issued upon the exercise of outstanding options, the market price of our common stock may fall. These sales may also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Future sales of additional shares of our common stock in the public market could lower the stock price.

We have in the past and may in the future sell additional shares of our common stock in public offerings. We may also issue additional shares of our common stock to finance our research and development and commercialization activities. Additionally, a substantial number of shares of our common stock are available for future sale pursuant to stock options granted to certain of our officers and our employees and pursuant to registration rights granted to certain holders of our stock. We cannot predict the size of future issuances of our common stock, if any, or the effect, if any, that such future sales and issuances will have on the market price of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales may occur, could adversely affect prevailing market prices for our common stock.

Our current stockholders have significant control of our management and affairs.

Our executive officers and directors and holders of greater than five percent of our outstanding common stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned greater than 60 percent of our common stock as of December 31, 2008. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. The interests of our current major stockholders may not always coincide with the interests of other stockholders and they may take actions to advance their respective interests to the detriment of other stockholders.

Because we do not expect to pay dividends on our common stock, investors in our common stock will not realize any income from their investment unless and until they sell their shares at a profit.

We have never declared or paid dividends on our common stock in the past, and we do not expect to pay any dividends on our common stock for the foreseeable future.  Investors will only realize income from an investment in our shares to the extent that they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

We may be at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of our securities. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. If we were to face such litigation, we could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

Delaware law and our charter and bylaws may impede or discourage a takeover, which could cause the market price of shares to decline.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of the Company, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholders’ approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. Our certificate of incorporation and by-laws provide for restrictions on who may call a special meeting of stockholders. Our incorporation under Delaware law, the ability of our board of directors to create and issue a new series of preferred stock and certain provisions of our certificate of incorporation and by-laws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

We may have a limitation on the Use of Net Operating Loss Carryforwards and Tax Credits.

Our ability to utilize our net operating loss carryforwards, or NOLs, and tax credits may be limited if we undergo or have undergone an ownership change, as defined in section 382 of the Internal Revenue Code, as a result of changes in the ownership of outstanding stock. An ownership change generally occurs if the percentage of stock owned by one or more stockholders who own, directly or indirectly, 5% or more of the value of our outstanding stock (or are otherwise treated as 5% stockholders under section 382 and the regulations promulgated thereunder) has increased by more than 50 percentage points over the lowest percentage of our outstanding stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. In early 2008, we updated our review of our changes in ownership through a testing date of December 31, 2007, and determined that we did not have an ownership change subsequent to 2005 through December 31, 2007. In 2006, we reviewed our changes in ownership through a testing date of December 31, 2005 and determined that an ownership change occurred in 2005. The change of ownership did not have the effect of reducing the amount of NOLs but has limited approximately $1.1 million tax credits existing at the date of the ownership change that we may utilize in the taxable years following the change. We are currently in the process of updating our analysis of ownership changes through December 31, 2008.

ITEM 2.  PROPERTIES

    We conduct our operations in laboratory and administrative facilities on a single site located in Branford, Connecticut. The total facilities under ownership comprise approximately 142,000 square feet, of which we intend to maintain approximately 51,000 square feet and sell 91,000 square feet. Of the facilities intended to be maintained, approximately 27,000 square feet is in use and 24,000 square feet is undeveloped. We believe this space is suitable and adequate for our use at this time.  Of the facilities available for sale, approximately 21,000 square feet is leased by another company month to month, 59,000 square feet is not in use, and 11,000 square feet is undeveloped.  We are actively pursuing the sale of the buildings.

ITEM 3.  LEGAL PROCEEDINGS

We believe that we are entitled to a larger cash refund for tax credit carryovers from the state of Connecticut for certain prior years.  In the second quarter of 2006, we filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that we allege were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. Those companies, together with the Department of Revenue Services agreed to use the appeal of one of those companies as a representative case for trial.  After protracted litigation, the Tax Session of the Superior Court held that the representative company was entitled to exchange the balance of its unpaid research and development credits with the State, but that representative company had applied prematurely to exchange credits from later years before it had fully exchanged credits from earlier years.  The representative company has appealed that decision to the Connecticut Supreme Court.  We expect that a decision on this matter will be made in the second quarter of 2009. We have fully reserved any assets related to this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol NRGN. The following table sets forth the high and low sales prices (at closing) for the common stock as reported by NASDAQ.

	Market Price
	High	Low
Fiscal Year 2008:
First Quarter	$3.41	$1.46
Second Quarter	2.43	0.71
Third Quarter	1.02	0.23
Fourth Quarter	0.30	0.07

Fiscal Year 2007:
First Quarter	$6.76	$5.75
Second Quarter	8.51	6.39
Third Quarter	6.84	4.23
Fourth Quarter	4.75	2.78
Holders of Record

As of March 24, 2009, there were approximately 145 holders of record of our common stock. Greater than 50% of our common stock is currently held by a limited number of stockholders, each of whom owns greater than 5% of outstanding common stock. This may have the effect of limiting the trading volume and liquidity of the stock.

Dividends

No dividends have been paid on the common stock to date, and while we are not anticipating any earnings in the near term, we would retain any earnings for further development of our business.

Equity Compensation Plan Information

The following table sets forth, for our equity compensation plans, the number of options and restricted stock outstanding under such plans, the weighted-average exercise price of outstanding options, and the number of shares that remain available for issuance under such plans, as of December 31, 2008.

	Total securities to be issued upon exercise of outstanding options
Plan category	Number	Weighted-average exercise price	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,730,710	$6.19	2,841,237

Equity compensation plans not approved by security holders	7,500	33.38	-

Total	4,738,210	$6.23	2,841,237

Recent sales of unregistered securities

We filed a Current Report on Form 8-K on April 11, 2008 regarding the sale of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies for the year ended December 31, 2008.

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

We wish to caution readers and others to whom forward-looking statements are addressed, that any such forward-looking statements are not guarantees of future performance and that actual results may differ materially from estimates in the forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect events or circumstances after the date hereof. Important factors that may cause results to differ from expectations include, for example:

▪	risks inherent in discovery, research, development, testing, regulatory approval, production and marketing of any of our drug candidates;

▪	risks deriving from in-licensing of drug candidates, acquisitions or business combinations;

▪
our dependence on current or future corporate partners with respect to research and development funding, preclinical evaluation of drug candidates, human clinical trials of drug candidates, regulatory filings and manufacturing and marketing expertise;

▪	risks deriving from collaborations, alliances, in-licensing or other transactions;

▪	the risk that actual research and development costs and associated general and administrative costs may exceed budgeted amounts;

▪	the risk that drug targets we pursue may prove to be invalid after substantial investments by us;

▪	inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of the Company’s business;

▪	uncertainty regarding our patents and trade secrets and confidentiality agreements with collaborators, employees, consultants or vendors;

▪	the risk that we may be prohibited or otherwise restricted from working on certain targets relevant to our business;

▪	dependence upon third parties for the manufacture of our potential products and our inexperience in manufacturing if we establish internal manufacturing capabilities;

▪	dependence on third parties to market potential products and our lack of sales and marketing capabilities;

▪	unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of our products;

▪	inability to attract or retain scientific, management and other personnel; and

▪	risks associated with the fact that a majority of our common stock is held by a limited number of stockholders.

Overview

Since our inception in September 1987, we have been engaged in the research and development of drugs. We have not derived any revenue from product sales and have incurred, and expect to continue to incur, significant losses prior to deriving any such product revenues or earnings. Revenues to date have come from six collaborative research agreements, one license agreement and one technology transfer agreement.

The Report of the Independent Registered Public Accounting Firm to our audited financial statements for the period ended December 31, 2008 included in this Annual Report indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Our current operating funds are insufficient to complete all currently planned clinical trials and commercialization of our product candidates, and therefore, we will need to obtain additional financing in order to complete our business plan.

During 2008, we restructured our research and development operations to eliminate our active discovery operations. This involved reducing our discovery research and administrative support staff by approximately 70 employees in February 2008 and by approximately 45 employees in early April 2008. (See Footnote 5 to our audited financial statements included herein.) This restructuring was part of an initiative to focus our efforts and resources on the development of our lead clinical candidate, aplindore, for the treatment of RLS and Parkinson’s disease.

Also, during 2008, we incurred significant expenses in conducting clinical trials and other development activities, such as formulation testing and toxicology studies, for aplindore, our lead compound in our RLS and Parkinson’s disease programs, and adipiplon, formerly NG2-73, our lead compound in our insomnia program.  In February 2008, we commenced two Phase 2a studies with aplindore, our dopamine partial agonist, in Parkinson’s disease and in RLS, and in mid-October 2008, we announced initial results of those two trials.

If aplindore progresses through additional Phase 2 and Phase 3 studies, clinical trial and other development expenses related to these programs are expected to significantly increase. The actual amount of future development expenses is contingent on the results of ongoing studies.  If studies progress, the cost of these activities would require us to raise additional income, for example through partnering with another firm to share costs or seeking new investments from equity partners.

   Under our VR1 collaboration with Merck, Merck has the right to develop and commercialize collaboration drug candidates for all indications.  Merck has previously tested a candidate from the collaboration, MK 2295, in a clinical proof-of-concept study to explore the potential utility of a VR1 antagonist in pain.  While data from the proof-of-concept study was supportive of the role of the VR1 mechanism in pain, Merck also observed in clinical pharmacology studies that the antagonism of VR1 receptors may impair the sensation of potentially injurious heat.  Currently, Merck is examining MK 2295 and another collaboration compound in preclinical models to explore mechanisms for potentially avoiding or minimizing this side effect and to assess the suitability of these compounds for possible future clinical development.
Critical Accounting Policies

The preparation of our financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions and exercise judgment, which affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates and exercises judgment in the valuation of marketable securities and investments, evaluation of investments and other assets for other-than-temporary impairment, accruals, revenue recognition, collaboration costs, income taxes and stock compensation. Actual amounts and outcomes could differ from those estimates.

We believe the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Periodically, we enter into collaborative research agreements that, among other things, generally provide for the funding to us of specified projects and the granting to our partners of certain development and commercialization rights related to potential discoveries. Revenue under these arrangements have typically included upfront non-refundable fees, ongoing payments for specified levels of staffing for research, milestone payments upon occurrence of certain events and royalties on product sales, if ever.

Revenue recognized from collaborative agreements is based upon the provisions of Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, Emerging Issues Task Force, or EITF, Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Non-refundable upfront license fees are recognized as revenue when there is a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured, and there are no further performance obligations under the license agreement. Multiple element arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF No. 00-21. The upfront license payment would be recognized as revenue upon the delivery of the license only if the license had standalone value and the fair value of the undelivered performance obligations could be determined. If the fair value of the undelivered performance obligations could be determined, such obligations would then be accounted for separately as performed.  If the license is considered to either: 1) not have standalone value or 2) have standalone value but the fair value of any of the undelivered performance obligations is not determinable, the arrangement would then be accounted for as a single unit of accounting and the upfront license payments would be recognized as revenue over the estimated period of when the performance obligations are performed.

When it is determined that an arrangement should be accounted for as a single unit of accounting, we determine the period over which the performance obligations will be performed. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the performance obligations are expected to be completed. In addition, if we are involved in a steering committee as part of a multiple element arrangement that is accounted for as a single unit of accounting, an assessment is made as to whether the involvement in the steering committee constituted a performance obligation or a right to participate.

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

Royalty revenue will be recognized upon the sale of related products, provided that the royalty amounts are fixed and determinable, collection of the related receivable is reasonably assured, and we have no remaining performance obligations under the collaborative agreement. If royalties are received when we have remaining performance obligations, the royalty payment would be attributed to the services being provided under the arrangement and, therefore, would be recognized as such performance obligations are performed.

In the financial statements, license fees revenue includes up-front, anniversary license payments and non-refundable fees under collaborative research agreements. Research and development revenue includes research funding for the Company's staffing on projects and milestone payments under collaborative agreements. Deferred revenue arises from the payments received for research and development to be conducted in future periods or for licenses of Neurogen's rights or technology where Neurogen has continuing obligations.

Research and Development Expenses

    All research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, clinical trial and related clinical manufacturing costs, external research studies, laboratory supplies, and overhead facilities expenses.  These costs are expensed as incurred.

    We accrue costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, or CRO’s, clinical study sites, laboratories, consultants, or other clinical trial vendors that perform the activities. Related contracts vary significantly in length and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through close communication with the CRO’s and other clinical trial vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, analysis of work performed against approved contract budgets and payment schedules, and recognition of any changes in scope of the services to be performed. Certain CRO and significant clinical trial vendors provide an estimate of costs incurred but not invoiced at the end of each month for each individual trial. The estimates are reviewed and discussed with the CRO or vendor as necessary and are included in research and development expenses for the related period. For clinical study sites, which are paid periodically on a per-subject basis to the institutions performing the clinical study, we accrue an estimated amount based on subject screening and enrollment in each quarter. The estimates may differ from the actual amount subsequently invoiced, which may result in adjustment to research and development expense several months after the related services were performed.

Stock-Based Compensation

    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share Based Payment, or SFAS No. 123R, using the modified prospective application and began recognizing compensation expense for the estimated fair value of all share-based payment awards. Under the modified prospective method, we valued and expensed new awards granted after December 31, 2005, based on their grant date fair values and vesting schedules. As of December 31, 2008, no liability awards had been granted.

   Prior to the adoption of SFAS No. 123R, we accounted for grants of stock options and restricted stock utilizing the intrinsic value method in accordance with Accounting Principles Board, or the APB, No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no employee compensation expense for the options when the option grants had an exercise price equal to the fair market value at the date of grant. We reported the disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

   We primarily grant stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. Under SFAS No. 123R, stock-based compensation cost is measured based on the fair value of the award at the date of grant and is expensed over the service period of the award using the accelerated attribution model, which in most cases equals the vesting period. We have selected the Black-Scholes method to estimate the fair value of options. We have also issued restricted stock to key executives, which have been recorded as expense over the vesting period based upon the market price of the stock at date of grant.

  We have in prior years granted stock option awards to consultants. As required by SFAS No. 123R, such grants were accounted for pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

  Management also evaluated the assumptions that underlie the valuation of share-based payment awards. The following is a summary of some of the principal assumptions and classifications:

▪
The expected term of options granted represents the period of time that option grants are expected to be outstanding. In 2008, the employee stock grants were granted with quarterly vesting for which  no historical data existed. Given that the grants were made at a price that was unprecedently low and there was no history available for this type of vesting, the simplified method was used to determine the expected term of these grants.  The expected term for Board of Directors grants was calculated based upon historical analysis.

▪	Forfeitures of options are estimated based upon historical data and are adjusted based upon actual occurrences. The cumulative effect of restricted stock forfeitures was immaterial

▪
In predicting expected volatility, assumptions were based solely upon historical volatilities of our stock over a period equal to the expected term of the related equity instruments. We rely only on historical volatility since future volatility is expected to be consistent with historical.

▪
Under SFAS No. 123R, we have separated optionees into two groupings based upon historical analysis of the exercise behavior of those groupings: first, management and the Board of Directors, and, second, non-management employees; however, given our current use of the simplified method, the establishment of these groupings is not expected to have a significant impact on the calculation of expense.

▪	The risk-free rate utilized when valuing share-based payment arrangements is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option being valued.

▪
Management’s selection of the valuation components, such as the Black-Scholes pricing method, interest rate, and volatility, are consistent with the approach utilized when reporting pursuant to the disclosure provisions of SFAS No. 123.

Marketable Securities

 We classify our investment portfolio as available-for-sale securities as defined by the Financial Accounting Standards Board, or FASB, issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity

Securities, or SFAS No. 115. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported as other comprehensive income. Realized gains and losses have been determined by the specific identification method and are included in investment income. Classifications of our marketable securities as other than available-for-sale pursuant to SFAS No. 115 would possibly result in material impacts to the valuation of the securities and investment income. The fair value of these securities is subject to volatility and change.

Marketable securities at December 31, 2008 and 2007 consisted of U.S. Treasury obligations, direct obligations of U.S. Government agencies and corporate debt securities. Maturities ranged from approximately one month to approximately four months at December 31, 2008, and from approximately one month to approximately 1 1/3 years at December 31, 2007. We have classified all marketable securities as current under Accounting Research Bulletin, or ARB, No. 43, Chapter 3, paragraph 4, Restatement and Revision of Accounting Research Bulletins. Such guidance indicates that a current classification is appropriate for resources such as marketable securities representing the investment of cash available for current operations.

In accordance with FASB Staff Position, or FSP, SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, we periodically review our marketable securities portfolio for potential other-than-temporary impairment and recoverability. Gross unrealized losses for all investments in an unrealized loss position totaled less than $0.1 million on an aggregate fair value of $7.0 million as of December 31, 2008. These securities were not in a continuous loss position for twelve months or more and matured at par value in January 2009. We believe that the decline in market values of these investments resulted primarily from rising interest rates and not credit quality. Based on the contractual terms and credit quality of these securities and current market conditions, we do not consider it probable that they will be settled by the issuer at a price less than the amortized cost of the investments. We do not consider these investments to be other-than-temporarily impaired at December 31, 2008 because of a variety factors, including:

▪	we believe that we have the ability to hold these investments until a recovery of fair value, which may be at maturity;

▪	we intend to hold these investments until a recovery of fair value, which may be at maturity; and

▪	we believe the decline in market value is attributable to changes in interest rates and not credit quality.

Income Taxes

The liability method of SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109, is used to account for income taxes. Deferred tax assets and liabilities are determined based on net operating loss carryforwards, research and development credit carryforwards, and differences between financial reporting and income tax bases of assets and liabilities.  Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets would be recorded as an income tax benefit in the Statement of Operations or a credit to Additional Paid-In Capital.

As of January 1, 2007, we adopted Financial Interpretation Number 48, or FIN 48, an interpretation of SFAS No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.

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

We have never paid federal or state income taxes due to our history of net operating losses.  Our policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of January 1 and December 31, 2008, we had no accruals for interest or penalties related to income tax matters.

We believe that only one tax matter has uncertainty, and it relates to a potential refund from the state of Connecticut.  Connecticut tax law provisions allow certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits in exchange for foregoing the carryforward of these credits into future tax years.

Due to “change in ownership” provisions of the Tax Reform Act of 1986, our utilization of our net operating loss and research and development credit carryforwards may be subject to an annual limitation in future periods. In early 2008, we updated our review of changes in ownership through a testing date of December 31, 2007 and determined that we did not have an ownership change subsequent to 2005 through December 31, 2007. In 2006, we reviewed our changes in ownership through a testing date of December 31, 2005 and determined that an ownership change occurred in 2005. This change of ownership did not have the effect of reducing the amount of net operating loss carryforwards but has limited approximately $1.1 million of the tax credits existing at the date of the ownership change that we may utilize in the taxable years following the change. We are currently in the process of updating our analysis of ownership changes through December 31, 2008.

Long-lived Assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 addresses the financial accounting and reporting for impairment or disposal of long-lived assets. This statement provides that (a) an impairment loss should only be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) the measurement of impairment loss should be based on the difference between the carrying amount and the fair value of the asset. It also provides that a long-lived asset (or asset group) should be tested for recoverability whenever events or changes in circumstances indicate that potential impairment has occurred. In addition, it provides for the use of probability-weighted cash flow estimates in the recoverability test.

We perform an annual review for possible impairment indicators. If any are noted, we then perform a more substantive review for potential impairment of the relevant long-lived asset (or asset group). We also assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors that we consider important and could trigger an impairment review include, among others, the following:

▪	a significant adverse change in the extent or manner in which a long-lived asset is being used;

▪	a significant adverse change in the business climate that could affect the value of a long-lived asset; and

▪	a significant decrease in market value of assets.

If we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, it will compare the carrying value of the asset group to the undiscounted cash flows expected to be generated by the group. If the carrying value exceeds the undiscounted cash flows, we will then compare the carrying value of the asset group to its fair value to determine whether an impairment charge is required.  If the fair value is less than the carrying value, such amount is recognized as an impairment charge.

As a result of our reductions-in-force, we made the decision to sell certain of our facilities in the second quarter of 2008.  We recorded a $7.2 million impairment charge.  Subsequently, based upon two separate offers we received to purchase the buildings during the third and fourth quarters of 2008, we recorded further impairment charges on our buildings of $2.6 million and $0.6 million. In addition, we recorded a $0.6 million impairment charge on the general and lab equipment that is currently held for sale.  These charges are shown on our Statement of Operations and discussed further in Footnote 5 to our audited financial statements.

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

Years Ended December 31, 2008 and 2007

Operating revenues. We had $3.0 million in operating revenues for the year ended December 31, 2008 compared to $15.4 million for the same period in 2007. The decrease is a result of the conclusion of the research component of our VR1 collaboration with Merck in 2007 offset by the sale of our compound library in 2008. As of December 31, 2007, license fee revenue consisted of $6.0 million of the initial $15.0 million license fee received in 2003 from Merck, $1.2 million of the first $2.5 million anniversary license fee received in 2004 from Merck, $1.7 million of the second $2.5 million anniversary license fee received in 2005 from Merck, and $2.0 million of the final $2.0 million anniversary license payment received in 2006 from Merck. The research and development revenue consisted of $2.7 million of a $3.0 million nonsubstantive milestone received from Merck in October 2006 and $1.8 million in research funding received in June 2007, March 2007 and December 2006. The nonsubstantive milestone and the license payment were being recognized over the remaining contract period, which was accelerated due to the conclusion of the research program component of our VR1 collaboration with Merck. The research funding was being recognized over the associated service period of three months. The research program and our remaining obligations concluded as of August 28, 2007, and as such, remaining unearned revenue was recognized ratably over the period between May 30 and August 28, 2007.

	Year ended December 31,
	2008	2007	Change
	(in thousands)
License fees	$-	$10,872	$(10,872)
Research and development	-	4,565	(4,565)
Sale of compound library	3,000	-	3,000

Total operating revenue	$3,000	$15,437	$(12,437)

We are still eligible to receive milestone payments from Merck upon its achievement of certain development milestones, if any.

Research and development expenses. Research and development expenses were $31.6 million and $61.0 million for the year ended December 31, 2008 and 2007, respectively. The decrease in research and development costs in the period ended December 31, 2008 compared to the same period ended 2007 was primarily due to an $18.8 million reduction in internal research and development expenses (see table below) associated with the reduction in headcount by approximately 84%, which occurred in 2008.  The reduction in internal research and development expenses also included a noncash credit of $2.1 million associated with the cancellation of stock options of employees terminated in the 2008 restructurings (due to our accelerated attribution method of recording expense under SFAS No. 123R) offset by noncash expense of $1.9 million for options that continue to vest. The decrease in research and development expenses is also due to an overall $5.2 million decrease in outsourced clinical trials expense including a $2.4 million decrease in clinical trial activity in our discontinued obesity program, as well as a $9.3 million decrease in costs for our insomnia program, partially offset by a $6.5 million increase in clinical expenses for the Parkinson’s disease and RLS programs. Outsourced non-clinical development expenses, such as toxicology studies, chemical manufacturing, formulations and stability studies for all of our unpartnered programs, decreased by $5.3 million in 2008 compared to the same period in 2007 due to a decrease in the number and size of programs in development.

	Year ended December 31,
	2008	2007	Change
	(in thousands)
Outsourced clinical expenses
Insomnia and anxiety	$3,665	$13,010	$(9,345)
Obesity	140	2,581	(2,441)
Parkinson’s disease and RLS	8,516	1,971	6,545
Total outsourced clinical expenses	12,321	17,562	(5,241)
Outsourced non-clinical development expenses	8,113	13,417	(5,304)
Internal expenses
Salary and benefits	6,483	19,641	(13,158)
Supplies and research	1,385	4,652	(3,267)
Computer and office supplies	378	659	(281)
Facilities and utilities	2,076	3,719	(1,643)
Travel, meals and training	188	587	(399)
Administrative and other costs	699	736	(37)
Total internal expenses	11,209	29,994	(18,785)

Total research and development expenses	$31,643	$60,973	$(29,330)

We expect internal research and development costs to decrease as a result of cost-cutting efforts. Outsourced clinical and development expenses will depend upon the successful progression of our aplindore program and the availability of funding.

General and administrative expenses. General and administrative expenses were $7.1 million and $12.8 million for the year ended December 31, 2008 and 2007, respectively. This decrease was primarily due to a $3.1 million decrease in salaries and benefits expense associated with the reduction in headcount by approximately 62%, which occurred in 2008, including a noncash credit of $1.2 million for cancellation of stock options as a result of employee terminations (due to our accelerated attribution method of recording expense under SFAS No. 123R), offset by noncash expense of $1.3 million for options which continue to vest. General and administrative expenses also decreased as a result of decreases in patents expense and administrative expense. As a result of the restructuring plan, we prosecuted fewer patents during 2008 compared to 2007.  In addition, the decrease in administrative expense is associated with a decrease in legal expenses.  Capitalized legal expenses associated with the financing transaction in April 2008 were netted against the equity proceeds.

	Year ended December 31,
	2008	2007	Change
	(in thousands)
Salary and benefits	$2,924	$6,020	$(3,096)
Supplies	329	730	(401)
Patents	719	1,842	(1,123)
Computer and office supplies	85	210	(125)
Travel, meals and training	99	298	(199)
Recruiting	34	152	(118)
Administrative	2,168	2,716	(548)
Facilities and other costs	760	804	(44)

Total general and administrative expenses	$7,118	$12,772	$(5,654)

Restructuring charges. Restructuring charges were $16.1 million for the year ended December 31, 2008. We had no restructuring charges in 2007. The restructuring charge in 2008 is associated with the reductions in workforce announced on February 5, 2008 and April 8, 2008. As part of these plans, we eliminated approximately 115 employee positions inclusive of both administrative and research functions, representing approximately 78% of our total workforce. Affected employees were eligible for a severance package that included severance pay, continuation of benefits and outplacement services. Charges of $5.1 million were recorded in 2008, including $4.9 million related to employee separation costs and $0.2 million related to outplacement and administrative fees. We also recorded, in 2008, an estimated asset impairment charge of $10.4 million related to the buildings that are available for sale and a write-down of equipment of $0.6 million related to assets held for sale that will be disposed with the sale of the buildings.

Change in fair value of warrants to purchase common stock. In the year ended December 31, 2008, we recorded a non-recurring gain on warrants to purchase shares of our common stock of $16.7 million in connection with our April 2008 financing.  The financing is discussed further in Liquidity and Capital Resources. (See also Footnote 3 and Footnote 4 to our audited financial statements.)

Other income (expense). Other income, net of interest expense, was $0.6 million for the year ended December 31, 2008, compared to $2.3 million for the same period in 2007. The decrease is mainly a result of a reduction in interest income due to fewer marketable securities held in 2008.

Income tax benefit. The State of Connecticut provides companies with the opportunity to forego certain research and development tax credit carryforwards in exchange for cash. For the year ended December 31, 2008, we recorded an income tax benefit of $0.2 million for the sale of R&D credits generated during this period to the State of Connecticut compared to the $0.3 million for the same period in 2007. The decrease in sale of R&D credits is attributable to a reduction in our research and development expenses.

Net loss and Net loss attributable to common stockholders. As a result of the above, we recognized a loss of $34.3 million for the year ended December 31, 2008 as compared to $55.7 million for the same period. In addition, we recognized a net loss attributable to common stockholders of $64.9 million for the year ended December 31, 2008 compared to $55.7 million for the same period in 2007 as a result of $30.6 million of deemed preferred dividends in 2008 from our April 2008 financing.

Years Ended December 31, 2007 and 2006

Operating revenues. Total operating revenues for 2007 were $15.4 million compared to $9.8 million in 2006. The $5.6 million increase resulted primarily from the accelerated recognition of $5.9 million in license and research revenue associated with the original license fee, three anniversary payments, and a non-substantive milestone under the collaboration agreement with Merck (see Collaborations section below) due to the conclusion of the research program component of our VR1 collaboration. The increase from acceleration was offset by a decrease of $0.3 million for the recognition of research revenue in 2006 associated with FTE funding which was received and unearned at the end of 2005. The research program and our remaining obligations concluded as of August 28, 2007, and as such, remaining unearned revenue was recognized ratably over the period between May 30 and August 28, 2007.

	Year ended December 31,
	2007	2006	Change
	(in thousands)
License fees	$10,872	$4,467	$6,405
Research and development	4,565	5,346	(781)

Total operating revenue	$15,437	$9,813	$5,624

Research and development expenses. Research and development expenses were $61.0 million and $55.9 million for the year ended December 31, 2007 and 2006, respectively.  The increase in research and development costs in the period ended December 31, 2007 compared to the same period ended 2006 was primarily due to a $4.8 million increase in outsourced clinical trial expenses (see table below). This change includes a $4.0 million increase in clinical trial activity in our adipiplon program for Phase 1 and Phase 2 insomnia trials, a $1.9 million increase in clinical trial activity in our obesity program, and a $1.0 million decrease associated with our aplindore program for Parkinson’s disease and RLS. Outsourced clinical expenses associated with our aplindore programs decreased from $3.0 million, made up of a license fee payment to Wyeth Pharmaceuticals, or Wyeth, for in-licensing aplindore, to $2.0 million in 2007, made up of $0.7 million in payments to Wyeth and $1.3 million for clinical planning and consulting expense for Phase 2 trials.  Additionally, outsourced development expenses such as toxicology studies, chemical manufacturing and formulations for our insomnia, obesity, and Parkinson’s disease and RLS programs increased by $3.0 million.  These increases were offset by a decrease in salary and benefits expense of $1.8 million, which included a $0.8 million decrease in non-cash stock compensation expense associated with SFAS No. 123R, as well as a decrease of $0.8 million in research supplies expense.

	Year ended December 31,
	2007	2006	Change
	(in thousands)
Outsourced clinical expenses
Insomnia and anxiety	$13,010	$9,057	$3,953
Obesity	2,581	667	1,914
Parkinson’s disease and RLS	1,971	3,019	(1,048)
Total outsourced clinical expenses	17,562	12,743	4,819
Outsourced non-clinical development expenses	13,417	10,389	3,028
Internal expenses
Salary and benefits	19,641	21,483	(1,842)
Supplies and research	4,652	5,460	(808)
Computer and office supplies	659	481	178
Facilities and utilities	3,719	3,858	(139)
Travel, meals and training	587	441	146
Administrative and other costs	736	998	(262)
Total internal expenses	29,994	32,721	(2,727)

Total research and development expenses	$60,973	$55,853	$5,120

We expense all research and development costs as incurred. While we maintain a system to record the level of staff time spent on each of our research and development projects, we do not maintain a historical cost accounting system with sufficient accuracy to reliably estimate our research and development costs on a specific project-by-project basis. A significant portion of our research and development expenses, such as laboratory supplies, travel, information systems and services and facilities costs, benefit multiple projects and are not individually tracked to a specific project. Further, our staff timekeeping system does not account for differences in compensation costs between lower level technicians and more senior scientists.

General and administrative expenses. In 2007, general and administrative expenses were $12.8 million as compared to $11.6 million in 2006. The $1.2 million increase was due primarily to increases in legal, market research, and patent expenses. These increases were offset by a decrease in salary and benefits expense of $0.4 million, which included a $0.3 million increase in non-cash stock compensation expense associated with SFAS No. 123R.

	Year ended December 31,
	2007	2006	Change
	(in thousands)
Salary and benefits	$6,020	$6,436	$(416)
Supplies	730	409	321
Patents	1,842	1,346	496
Computer and office supplies	210	189	21
Travel, meals and training	298	246	52
Recruiting	152	40	112
Administrative	2,716	2,162	554
Facilities and other costs	804	732	72

Total general and administrative expenses	$12,772	$11,560	$1,212

Other income, net of interest expense. Other income, net of interest expense, was $2.3 million in 2007 compared to $2.5 million in 2006. The $0.2 million decrease in 2007 was primarily due to a decrease in interest income and the amortization of premiums and discounts on investments resulting from a lower average balance of marketable securities in 2007 compared to 2006.

Income tax benefit. We recognized Connecticut income tax benefits of $0.3 million and $1.3 million in 2007 and 2006, respectively. The 2007 and 2006 benefits were the result of Connecticut legislation that allows us to obtain cash refunds from the State of Connecticut for a portion of research and development tax credits in exchange for foregoing the carryforward of these credits into future tax years. Prior to 2006, we recorded the sale of the credits for the prior year at the time of filing the previous year’s tax return, typically in September of the following year. In 2006, we determined that it is more likely than not that we will continue to sell the credits to the state for cash. Therefore, as a result of this change in estimate, we recorded the sale of credits generated for 2006 in the year ended December 31, 2006 as well as the sale of credits generated for 2005. We recorded the sale of credits generated for 2007 in the year ended December 31, 2007. See Note 11 to our audited financial statements included in this report for additional information.

Liquidity and Capital Resources

Our cash requirements to date have been met primarily by the proceeds of our equity financing activities, amounts received pursuant to collaborative research, licensing or technology transfer arrangements, certain debt arrangements and interest earned on invested funds. These activities have included underwritten public offerings of common stock, private placement offerings of common stock and convertible preferred stock and warrants and private sales of common stock in connection with collaborative research and licensing agreements. Our expenditures have funded research and development, general and administrative expenses, and the construction and outfitting of our research and development facilities.

At December 31, 2008 and 2007, cash, cash equivalents and marketable securities in the aggregate were $31.1 million and $42.6 million, respectively.  There were no marketable securities at December 31, 2008 with maturities beyond one year. Our combined cash and other short-term investments decreased in 2008 due to funding of operating expenses and payments on outstanding loans offset by net proceeds received from our April 2008 equity offering, all of which are discussed below. Additionally, we raised approximately $3.0 million in late 2008 through the sale of our chemical compound library.

The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past and are expected to do so in the future as a result of operating needs and financing events.  We intend to use our cash to fund our operations, particularly the advancement of our Parkinson’s disease and RLS programs as well as for general and corporate overhead. As of December 31, 2008, our working capital was $28.4 million compared to $32.2 million at December 31, 2007.

For the year ended December 31, 2008, cash used in operating activities was $39.7 million. This was primarily attributable to our $34.3 million net loss, which included a $16.7 million non-cash gain on warrants to purchase shares of our common stock and $11.0 million in non-cash charges related to fixed asset impairments and losses on sale of equipment. In addition, $3.2 million of cash was used as a result of a decrease in accounts payable and accrued expenses. This compares to the year ended December 31, 2007, during which cash used in operating activities was $63.6 million and was primarily attributable to our $55.7 million net loss and a $14.3 million decrease in unearned revenue from corporate partners, offset by non-cash charges of $7.0 million related to depreciation, non-cash compensation, and 401k match expense and decreases in accounts payable and accrued expenses of approximately $0.6 million.

Cash provided by investing activities was $15.7 million and $29.8 million for the years ended December 31, 2008 and 2007, respectively, and was attributable to the maturities of marketable securities and proceeds received from the sale of assets in 2008, offset by minimal purchases of property, plant and equipment.

Cash provided by financing activities was $26.9 million for the year ended December 31, 2008 and was attributable to proceeds received for the issuance of our non-voting Series A Exchangeable Preferred Stock, or Preferred Stock, net of issuance costs, offset by principal payments of loan balances. On April 7, 2008, we entered into a financing transaction, or the 2008 Private Placement, pursuant to a Securities Purchase Agreement, or the

Securities Purchase Agreement, with selected institutional investors, or the Purchasers. Under the Securities Purchase Agreement, we agreed to issue and sell to the Purchasers (i) an aggregate of 981,411 shares of our Preferred Stock, par value $0.025 per share and (ii) warrants, or the Warrants, to acquire shares of common stock, par value $0.025 per share, or the Common Stock, equal to 50% of the number of shares of Common Stock into which one share of Preferred Stock was exchangeable at the time the Warrant is exercised. Each share of the Preferred Stock was automatically exchangeable for 26 shares of Common Stock at $1.20 per share upon stockholder approval of the transaction terms.  The total purchase price paid by the Purchasers was $30.6 million resulting in net proceeds of approximately $28.4 million, after deducting placement agent fees and other offering expenses paid by us.  On July 25, 2008, our stockholders voted to approve the exchange of Preferred Stock for Common Stock, and all of our Preferred Stock was exchanged for 25,516,686 shares of Common Stock. (See Footnote 3 and Footnote 4 of our audited financial statements.) For the year ended December 31, 2007, cash used in financing activities was $1.1 million and was attributable to principal payments of loan balances offset by the exercise of stock options.

As of December 31, 2008, we had approximately $319.1 million of net operating loss carryforwards, which expire in the years 2009 through 2028, and $15.9 million of research and development credit carryforwards available for federal income tax purposes, which expire in the years 2018 through 2028. We also have approximately $286.1 million in Connecticut state tax net operating loss carryforwards, which expire in the years 2020 through 2028, and $8.6 million of Connecticut non-incremental research and development credit carryforwards, which have an unlimited carryforward period. We have provided a valuation allowance for the full amount of our net deferred tax asset.

In 2008, 2007 and 2006, we received payments of $0.8 million, $0, and $1.1 million, respectively, from the State of Connecticut for the exchange of research and development credits. The amount received in 2006 related to credits generated during the years ended December 31, 2004 and 2005 as well as payments resulting from prior year adjustments negotiated with the State of Connecticut for the years ended December 31, 2000 and 2003. See Footnote 11 to our audited financial statements for further information regarding these credits.

We may from time to time, as warranted by our operating and strategic requirements, augment our cash balance through financing transactions, including the issuance of debt or equity securities and additional corporate alliances. No assurances can be given that adequate levels of additional funding can be obtained on favorable terms, if at all.

We have not derived any product revenues from product sales and do not expect to derive any product revenues for at least the next several years, if at all. Prior to deriving any such product revenues, we expect to incur significant losses and negative cash flows that in the aggregate could exceed our existing cash resources.

As discussed in Footnote 1 to our audited financial statements of this Annual Report, our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Currently, we contemplate that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business. However, at December 31, 2008, there is a substantial doubt about our ability to continue as a going concern without raising additional financial resources. We likely will need to finance future cash needs through the sale of other equity securities, strategic collaboration agreements, project financing or debt financing. However, we cannot be sure that our existing cash and securities available-for-sale resources will be adequate, that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Although we recognize the need to raise funds in the future, we may be unsuccessful in consummating any such transaction. We believe that our current cash and marketable securities will be sufficient to fund our planned operations into at least the first quarter of 2010. The Report of the Independent Registered Public Accounting Firm to our audited financial statements for the period ended December 31, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  The accompanying audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Having insufficient funds may require us to:

▪	delay, reduce the scope of, or eliminate some or all of our development programs;

▪	relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose;

▪	eliminate or defer the start of clinical trials or the chemical formulation and manufacturing efforts required to advance drug candidates;

▪	sell some or all of our capital assets and lease back a portion; or

▪	pursue merger and acquisition strategies.

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

Our ability to fund our operations until such time as we achieve sustainable revenues may depend on our ability to develop clinical-stage drug programs of sufficient value to either partner the programs with pharmaceutical companies or raise capital through debt or equity financings. To the extent that we continue to advance our currently unpartnered programs, such progress could lead to the opportunity to partner on terms which provide us with capital, revenues, and cash flows or the opportunity to raise capital through equity offerings. If unpartnered programs do not progress or do not progress on schedule, such opportunities would be delayed or may not materialize at all.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Not applicable for smaller reporting companies for the year ended December 31, 2008.

Debt Arrangements

Below is a summary of our existing debt facilities as of December 31, 2008:

Lender	Date	Interest Rate	Original Principal Amount	Outstanding Principal Amount	Maturity Date
		(per annum)	(in thousands)
Connecticut Innovations, Inc., or CII	October 1999	7.5%	$5,000	$3,141	April 2016
Webster Bank	December 2001	3.9%-7.4%	$17,500	$4,358	December 2011

Connecticut Innovations, Inc. We entered into a construction loan with CII, which is repayable through monthly installments over a maximum term of 15 years. The interest rate is fixed. An approximate amount of $0.4 million in principal payments is due and payable in each of the next five years. Thereafter, the remaining aggregate balance of approximately $1.2 million is payable in regular monthly installments to CII until the scheduled maturity date.

Webster Bank. We entered into a commercial loan agreement with Webster Bank, which is repayable through monthly installments over a maximum term of 10 years. The interest rate, which is tied to the one month LIBOR rate, averaged 5.5% and 7.8% in 2008 and 2007, respectively. In accordance with the agreement, an approximate amount of $1.1 million in principal payments is due and payable in each of the next three years as well as a balloon payment of $1.0 million upon maturity. Under the terms of the Webster Bank commercial loan agreement, we are required to comply with certain covenants, including a requirement that we maintain at least $25.0 million in cash and marketable securities.  Since there is a possibility that our cash balance may decline below $25.0 million within the next twelve months and that Webster Bank may choose to request full repayment during 2009, we have classified the long-term portion of the loan as current debt in the consolidated balance sheet.

Wyeth License Agreement and Merck Collaboration

Wyeth. In November 2006, we acquired worldwide rights to aplindore, a small molecule partial agonist for the D2 dopamine receptor, from Wyeth. Along with an initial $3.0 million license fee paid upon signing, we paid Wyeth $0.4 million for the shipment of compound material suitable for Phase 2 trials and are required to pay approximately $0.3 million in annual maintenance fees upon each anniversary of the effective date of the agreement until NDA approval. In November 2008 and 2007, we paid the annual maintenance fees. There is also potential for us to pay milestone payments upon the successful achievement of clinical development and regulatory events and eventual commercialization in identified countries as well as royalties on worldwide sales.  We commenced Phase 2 trials in Parkinson's disease and RLS with aplindore in February 2008 and paid Wyeth a $2.0 million milestone payment. We have the option to terminate the agreement by providing 90 days advance written notice to Wyeth.

Merck.  In December 2003, we entered into a collaboration agreement with Merck to research, develop, and commercialize small molecule medicines that work by targeting VR1, a key integrator of pain signals in the nervous system.  In January 2004, under the terms of the collaboration agreement, we received a payment of $15.0 million for license fees and sold to Merck 1,783,252 shares of newly issued shares of our common stock for an additional

$15.0 million.  Merck agreed, among other things, to fund a specified level of discovery and research resources for an initial three year period and to pay additional license fees (totaling $7.0 million) on the first three anniversary dates of the collaboration.  Under the collaboration agreement, Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any.  Merck will pay us royalties based upon net sales levels, if any, for collaboration products.

The collaboration agreement provided Merck the option to extend the discovery and research effort for up to an additional two years. On September 29, 2006, Neurogen and Merck agreed by amending the collaboration agreement to extend the research program component of their VR1 collaboration. The research component of the collaboration agreement and our remaining obligations concluded on August 28, 2007. The conclusion resulted in the acceleration of revenue recognition of previously unearned license and non-substantive milestone revenue, which was fully recognized by August 28, 2007.

As of December 31, 2008, we had received $13.1 million of research funding from Merck, two $2.5 million license payments on the first and second anniversary dates of the collaboration in December 2004 and 2005 and one $2.0 million license payment on the third anniversary date of the collaboration in December 2006.  No funding was received in 2008. We are eligible to receive milestone payments if certain compound discovery, product development or regulatory objectives are achieved through the collaboration.  Milestones received to date include a preclinical milestone of $3.0 million in the second quarter of 2004, a clinical milestone of $2.0 million received in the first quarter of 2006 and a second clinical milestone of $3.0 million received in October 2006.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF No. 07-1. EITF No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The provisions of EITF No. 07-1 also include enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount, and income statement classification of collaboration transactions between the parties. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not believe that its adoption in the first quarter of 2009 will have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2008, we adopted EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF No. 07-3. EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on our consolidated results or operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which provides for additional disclosure and documentation surrounding derivative positions and hedging activity. The statement is applicable for all fiscal years beginning on or after November 15, 2008 and earlier adoption is encouraged. We do not believe that its adoption in the first quarter of 2009 will have a material impact on our financial position, results of operations or cash flows.

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

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or EITF No. 03-6-1. Under EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share, or EPS. The Issue is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We are currently evaluating its impact, if any, on our financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, or EITF No. 07-5. EITF No. 07-5 addresses the accounting for certain instruments as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The guidance is effective for fiscal years beginning after December 15, 2008. We are currently evaluating its impact, if any, on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies for the year ended December 31, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in our Financial Statements and Supplementary Data listed in Item 15 of Part IV of this annual report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Business and Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2008. Based on this evaluation, the Company's Chief Executive Officer and Chief Business and Financial Officer concluded that, as of December 31, 2008, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Business and Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Although the management of the Company, including its Chief Executive Officer and Chief Business and Financial Officer, believes that the Company’s disclosure controls and internal controls currently provide reasonable assurance that its desired control objectives have been met, management does not expect that the Company’s disclosure controls or internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management utilized the criteria set forth in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. Based on the assessment, management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the Securities and Exchange Commission a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2008. The information required by this Item regarding is incorporated herein by reference to the information contained under the captions “Election of Directors,” “Named Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee and Audit Committee Financial Expert,” respectively, of the Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained under the captions “Compensation Discussion and Analysis” of the Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K..

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in Part II, Item 5, of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information” and is incorporated by reference herein.

The information required by this Item is incorporated herein by reference to the information contained under the captions "Security Ownership of Certain Beneficial Owners and Management" and “Other Stockholder Matters,” respectively, of the Proxy Statement to be delivered to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K..

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained under the caption "Independence of the Board of Directors," of the Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K..

Certain Relationships and Related Transactions

There were no related party transactions of $120,000 or more.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this Item is incorporated herein by reference to the information under the caption "Audit Fees and All Other Fees," of the Proxy Statement to be delivered to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K..

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following documents are included on pages F-1 through F-26 attached hereto and are filed as part of this annual report on Form 10-K.

Financial Statement Schedule

    Schedules are omitted as not applicable or not required or on the basis that the information is included in the financial statements or notes thereto.

Exhibits

    The exhibits that are filed with this report or incorporated herein by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROGEN CORPORATION

By: /s/ THOMAS A. PITLER

Thomas A. Pitler Senior Vice President and Chief Business and Financial Officer (Principal Accounting Officer) Dated: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

*
Craig Saxton	Chairman of the Board and Director	March 31, 2009

/s/ STEPHEN R. DAVIS
Stephen R. Davis	President and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2009

*
Julian C. Baker	Director	March 31, 2009

*
Eran Broshy	Director	March 31, 2009

*
Stewart Hen	Director	March 31, 2009

*
John L. LaMattina	Director	March 31, 2009

*
John Simon	Director	March 31, 2009

/s/ THOMAS A. PITLER
Thomas A. Pitler	Senior Vice President and Chief Business and Financial Officer (Principal Accounting Officer)	March 31, 2009

* By: /s/ THOMAS A. PITLER
Thomas A. Pitler, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Neurogen Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of Neurogen Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital balance that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PricewaterhouseCoopers LLP

Hartford, CT
March 31, 2009

NEUROGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$24,106	$21,227
Marketable securities	6,967	21,362
Receivables from corporate partners	61	188
Assets held for sale	5,108	-
Other current assets, net	1,394	3,026
Total current assets	37,636	45,803
Property, plant & equipment:
Land, building and improvements	7,868	31,767
Equipment and furniture	3,253	17,932
	11,121	49,699
Less accumulated depreciation and amortization	4,019	24,178
Net property, plant and equipment	7,102	25,521
Other assets, net	30	46
Total assets	$44,768	$71,370
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,555	$7,787
Loans payable, current portion	4,692	5,835
Total current liabilities	9,247	13,622
Loans payable, net of current portion	2,807	3,141
Total liabilities	12,054	16,763
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.025 per share
Authorized 10,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 150,000 shares; issued and outstanding 68,044 and 42,012
shares at December 31, 2008 and December 31, 2007, respectively	1,701	1,050
Additional paid-in capital	353,420	341,822
Accumulated deficit	(322,424)	(288,148)
Accumulated other comprehensive income (loss)	17	(117)
Total stockholders’ equity	32,714	54,607
Total liabilities and stockholders’ equity	$44,768	$71,370

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Years Ended December 31,

	2008	2007	2006
Operating revenues:
License fees	$-	$10,872	$4,467
Research and development	-	4,565	5,346
Sale of compound library	3,000	-	-
Total operating revenues	3,000	15,437	9,813

Operating expenses:
Research and development	31,643	60,973	55,853
General and administrative	7,118	12,772	11,560
Restructuring and asset impairment charges	16,078	-	-
Total operating expenses	54,839	73,745	67,413
Operating loss	(51,839)	(58,308)	(57,600)
Gain on warrants to purchase common stock	16,700	-	-
Other income (expense):
Investment and other income	1,149	3,076	3,360
Interest expense	(524)	(750)	(841)
Total other income, net	625	2,326	2,519
Loss before income taxes	(34,514)	(55,982)	(55,081)
Income tax benefit	238	276	1,305
Net loss	(34,276)	(55,706)	(53,776)
Deemed preferred dividends	(30,620)	-	-
Net loss attributable to common stockholders	$(64,896)	$(55,706)	$(53,776)
Basic and diluted loss per share attributable to common stockholders	$(1.22)	$(1.33)	$(1.55)

Shares used in calculation of basic and diluted loss per share attributable to common stockholders	53,357	41,864	34,789

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2005	34,617	$865	$294,436	$(178,666)	$(483)	$(1,644)	$114,508

Stock issued in public offering, net of offering expenses of $2.8 million	6,993	175	37,038	-	-	-	37,213
Recognition of compensation expense on restricted stock	-	-	381	-	-	-	381
Reclassification of deferred compensation to Additional Paid-in Capital related to the adoption of SFAS No. 123R	-	-	(483)	-	483	-	-
Issuance of stock options to consultants	-	-	39	-	-	-	39
Exercise of stock options	17	-	65	-	-	-	65
Stock issued for 401(k) match	147	4	896	-	-	-	900
Compensation expense	-	-	4,423	-	-	-	4,423
Comprehensive loss:
Net loss	-	-	-	(53,776)	-	-	(53,776)
Change in unrealized loss on marketable securities	-	-	-	-	-	787	787
Total comprehensive loss							(52,989)
Balance at December 31, 2006	41,774	1,044	336,795	(232,442)	-	(857)	104,540

Recognition of compensation expense on restricted stock	-	-	65	-	-	-	65
Exercise of stock options	83	2	310	-	-	-	312
Stock issued for 401(k) match	155	4	913	-	-	-	917
Compensation expense	-	-	3,739	-	-	-	3,739
Comprehensive loss:
Net loss	-	-	-	(55,706)	-	-	(55,706)
Change in unrealized loss on marketable securities	-	-	-	-	-	740	740
Total comprehensive loss							(54,966)
Balance at December 31, 2007	42,012	1,050	341,822	(288,148)	-	(117)	54,607

Issuance of common stock upon conversion of preferred stock	25,517	638	29,982	-	-	-	30,620
Recognition of the beneficial conversion feature	-	-	10,301	-	-	-	10,301
Amortization of the beneficial conversion feature	-	-	(10,301)	-	-	-	(10,301)
Warrants	-	-	1,372	-	-	-	1,372
Accretion of warrants and issuance costs	-	-	(20,319)	-	-	-	(20,319)
Recognition of compensation expense on restricted stock	-	-	39	-	-	-	39
Stock issued for 401(k) match	515	13	628	-	-	-	641
Compensation expense	-	-	(104)	-	-	-	(104)
Comprehensive loss:
Net loss	-	-	-	(34,276)	-	-	(34,276)
Change in unrealized loss on marketable securities	-	-	-	-	-	134	134
Total comprehensive loss							(34,142)
Balance at December 31, 2008	68,044	$1,701	$353,420	$(322,424)	$-	$17	$32,714

See accompanying notes to consolidated financial statements.

NEUROGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(34,276)	$(55,706)	$(53,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	913	2,281	2,356
Amortization of investment premium/discount	75	164	539
Non-cash compensation expense	(32)	3,845	4,922
Non-cash gain on warrants to purchase common stock	(16,700)	-	-
401(k) match expense	641	917	900
Impairment loss on assets held for sale	10,964	-	-
Loss on disposal of assets	164	105	171
Changes in operating assets and liabilities:
Decrease (increase) in receivables from corporate partners	127	21	(52)
Decrease (increase) in other assets, net	1,615	(239)	26
(Decrease) increase in accounts payable and accrued expenses	(3,232)	(694)	2,127
(Decrease) increase in unearned revenue from corporate partners	-	(14,288)	250
Net cash used in operating activities	(39,741)	(63,594)	(42,537)
Cash flows from investing activities:
Purchases of property, plant and equipment	(237)	(822)	(1,344)
Purchases of marketable securities	1,507	-	-
Maturities and sales of marketable securities	14,454	30,615	52,966
Net cash provided by investing activities	15,724	29,793	51,622
Cash flows from financing activities:
Principal payments under loans payable	(1,477)	(1,454)	(1,434)
Exercise of employee stock options	-	312	65
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	28,373	-	-
Proceeds from sale of common stock	-	-	37,213
Net cash provided by (used in) financing activities	26,896	(1,142)	35,844
Net increase (decrease) in cash and cash equivalents	2,879	(34,943)	44,929
Cash and cash equivalents at beginning of period	21,227	56,170	11,241
Cash and cash equivalents at end of period	$24,106	$21,227	$56,170

SUPPLEMENTAL INFORMATION
Non-cash financing activities:
See Notes 3 and 4 to consolidated financial statements for significant non-cash activities in 2008.

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

The Company has developed contingency plans that provide for changes in its operations in the event that it is unable to secure additional funding within the next twelve months.  The Company believes that these plans would reduce its operating expenses and believes that implementation of these plans, if necessary, would enable it to conduct its operations at least into the first quarter of 2010. These contingency plans may require the Company to:

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of Neurogen's financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions and exercise judgment, which affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates and exercises judgment in the valuation of marketable securities and investments, evaluation of investments for other-than-temporary impairment, realizability of property, plant and equipment, the impairment of assets held for sale, revenue recognition, collaboration costs, clinical trial costs, income taxes, accruals and stock-based compensation. Actual amounts and outcomes could differ from those estimates.

 Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and that mature within three months from the date of purchase.  The carrying values of cash equivalents at December 31, 2008 and 2007 were approximately $21,702,000 and $20,840,000, respectively.

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

Marketable securities at each of December 31, 2008 and 2007 consisted of U.S. Treasury obligations, direct obligations of U.S. Government agencies, and corporate debt securities. At December 31, 2008, maturities ranged from approximately one month to approximately four months and at December 31, 2007 from approximately one month to approximately 1 1/3 years. The Company has classified all marketable securities as current under Accounting Research Bulletin (“ARB”) No. 43 Chapter 3, paragraph 4, Restatement and Revision of Accounting Research Bulletins. Such guidance indicates that a current classification is appropriate for resources such as marketable securities representing the investment of cash available for current operations. The Company recognized gross realized gains of $0, $0 and $1,000 in 2008, 2007 and 2006, respectively.  Gross realized losses were $0, $102,000 and $4,000 in 2008, 2007 and 2006, respectively.

Neurogen periodically reviews its marketable securities portfolio for potential other-than-temporary impairment. Gross unrealized losses for two investments in an unrealized loss position totaled less than $2,000 (on aggregate fair value of $2,450,000) as of December 31, 2008, and these securities matured at par value in January 2009.

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

▪
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  See Note 6.

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

Long-lived Assets

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 addresses the financial accounting and reporting for impairment or disposal of long-lived assets. This statement provides that (a) an impairment loss should only be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (b) the measurement of impairment loss should be based on the difference between the carrying amount and the fair value of the asset.  It also provides that a long-lived asset (or asset group) should be tested for recoverability whenever events or changes in circumstances indicate that potential impairment has occurred.  In addition, it provides for the use of probability-weighted cash flow estimates in the recoverability test.

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

Neurogen sold or has offered for sale certain long-lived assets during 2008, which resulted in impairment charges recognized in its statement of operations. See Note 5.

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

Revenue recognized from collaborative agreements is based upon the provisions of Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, Emerging Issues Task Force, or EITF, Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

   The 2008 revenue for the sale of a compound library was recognized once the Company had completed all of its obligations under the sale, including the delivery of the library and the transfer of all related rights.

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

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that an enterprise report financial and descriptive information about each of its reportable operating segments. The Company operates in one segment; pharmaceutical drug research and development.

Stock-Based Compensation

    Effective January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment (“SFAS 123R”), using the modified prospective application and began recognizing compensation expense for the estimated fair value of all share-based payment awards. Under the modified prospective method, the Company valued and expensed new awards granted after December 31, 2005, based on their grant date fair values and vesting schedules. Awards that were granted prior to December 31, 2005 but that vested after December 31, 2005 were expensed utilizing the pro forma expense previously calculated under SFAS 123R. As of December 31, 2008, no liability awards have been granted.

     Prior to the adoption of SFAS 123R, the Company accounted for grants of stock options and restricted stock utilizing the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no employee compensation expense for the options when the option grants had an exercise price equal to the fair market value at the date of grant. The Company reported the disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

    The Company primarily grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. Under SFAS 123R, stock-based compensation cost is measured based on the fair value of the award at the date of grant and is expensed over the service period of the award, using the accelerated attribution model, which in most cases equals the vesting period. The Company has selected the Black-Scholes method to estimate the fair value of options. The Company has also issued restricted stock to key executives, which has been and will continue to be recorded as expense over the vesting period based upon the market price of the stock at date of grant.

The Company occasionally grants stock option awards to consultants. As required by SFAS 123R, such grants continue to be accounted for pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Management also evaluated the assumptions that underlie the valuation of share-based payment awards. Following is a summary of some of the principal assumptions and classifications:

▪
The expected term of options granted represents the period of time that option grants are expected to be outstanding. In 2008 the employee stock grants were granted with quarterly vesting for which no historical data existed. Given that the grants were made at a price that was unprecedently low and there was no history available for this type of vesting the simplified method was used to determine the expected term of these grants.  The expected term for Board of Directors grants was calculated based upon historical analysis.

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

▪
Under SFAS 123R, the Company has separated optionees into two groupings based upon historical analysis of the exercise behavior of those groupings: first, management and the Board of Directors, and, second, non-management employees.

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

Income Taxes

    The liability method of SFAS No. 109 (“SFAS 109”), Accounting for Income Taxes, is used to account for income taxes. Deferred tax assets and liabilities are determined based on net operating loss carryforwards and differences between financial reporting and income tax bases of assets and liabilities. Deferred items are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

    Effective January 1, 2007, the Company adopted FASB Interpretation No.48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

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

Stock options and unvested restricted stock of 4,738,210, 5,738,794 and 5,505,345 and warrants of 12,758,343, 0 and 0 shares in aggregate outstanding as of  December 31, 2008, 2007 and 2006, respectively, represented all potentially dilutive securities that were excluded for the calculation of diluted loss per share.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The provisions of EITF No. 07-1 also include enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount, and income statement classification of collaboration transactions between the parties. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not believe that its adoption in the first quarter of 2009 will have a material impact on its financial position, results of operations or cash flows.

 Effective January 1, 2008, the Company adopted EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results or operations or financial condition.

 In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which provides for additional disclosure and documentation surrounding derivative positions and hedging activity. The statement is applicable for all fiscal years beginning on or after November 15, 2008 and earlier adoption is encouraged.

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

 In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. The EITF addresses the accounting for certain instruments as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The guidance is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating its impact, if any, on financial position, results of operations or cash flows.

3.   PREFERRED STOCK

On April 7, 2008, the Company entered into a financing transaction (the “2008 Private Placement”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) among the Company and selected institutional investors (the “Purchasers”). The Company’s Board of Directors designated a maximum of 1,500,000 of the 2,000,000 originally authorized Preferred shares as non-voting Series A Exchangeable Preferred Stock, par value $0.025 per share (the “Preferred Stock”). Under the Securities Purchase Agreement, the Company agreed to issue and sell to the Purchasers (i) an aggregate of 981,411 shares of its Preferred Stock and (ii) warrants (the “Warrants”) to acquire shares of common stock, par value $0.025 per share (the “Common Stock”), exercisable for a number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which one share of Preferred Stock was exchangeable (see Note 4).

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

The net proceeds of $28,373,000 were initially allocated between the Preferred Stock and the Warrants (see Note 4) by first recording the fair value of the Warrants of $18,072,000 and then allocating the remaining net proceeds of $10,301,000 to the Preferred Stock.  The value of the warrants was treated as a discount on the Preferred Stock and was being accreted through the first redemption date of the Preferred Stock as a deemed dividend.  Additional deemed dividends impacting the carrying value of the Preferred Stock during the second and third quarters of 2008 included dividends that accrued at an annual rate of 20% compounded monthly (the "Preferred Dividends") and the accretion of the Preferred Stock to its incremental redemption value.   On July 25,

2008, the Preferred Stock was converted into 25,516,686 shares of Common Stock at its original issuance amount of $30,620,000.

The balance of the Preferred Stock from issuance through December 31, 2008 has been impacted by these considerations as follows (in thousands):

Preferred Stock
Balance, April 7, 2008	$10,301
Accretion of Warrant and issuance costs	20,319
Recognition of the beneficial conversion feature	(10,301)
Amortization of the beneficial conversion feature	10,301
Conversion of Preferred Stock into Common Stock	(30,620)
Balance, December 31, 2008:	$-

4.   WARRANTS

In connection with the Company’s issuance of the Preferred Stock in the second quarter of 2008 (see Note 3), the Company issued Warrants exercisable to acquire a number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which one share of Preferred Stock was exchangeable, or 12,758,343 shares in aggregate. The Warrants have an exercise price of $2.30 per share, which was above the closing price $2.26 per share of the Common Stock on April 7, 2008, the date of issuance.

The Warrants, which will expire five years from the date of issuance, became exercisable on July 25, 2008, the date the Company’s stockholders approved the exchange of the Preferred Stock into Common Stock (the "Exchange").

EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, requires that a company have sufficient authorized shares underlying the Warrants in order to classify the financial instruments as equity. Since the Company did not have sufficient authorized shares on April 7, 2008 for the conversion of all of the Warrants, the Warrants were recorded as a liability. The fair value of the Warrants as determined on April 7, 2008 was approximately $18,072,000, utilizing the Black-Scholes method.  That amount was recorded as a liability and treated as a discount on the Preferred Stock, which was being accreted through the first redemption date of the Preferred Stock as a deemed dividend. See Note 3.

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

Year Ended December 31, 2008

Expected life	4.7-5 years
Risk-free interest rate	2.75-3.45%
Volatility	76-84%
Expected dividend yield	0%

 5. RESTRUCTURING PLAN

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

During the second half of 2008, a credit of $(16,000) was recorded, which included a non-cash adjustment of $(22,000) related to actual employee separation costs incurred and $6,000 related to additional administrative fees. As of December 31, 2008, an immaterial amount remained as a liability.

Assets Held for Sale

    In April 2008, Neurogen placed four of its five buildings, or approximately 64% of its square footage, up for sale. In the second quarter of 2008, Neurogen reduced the carrying value of those facilities, recording an impairment charge of $7,200,000, and classified the buildings as held for sale.  In the third quarter of 2008, the Company recorded a second impairment charge of $2,600,000 based on a third party offer received to purchase the buildings.  Finally, in the fourth quarter of 2008, the Company recorded an incremental impairment charge of $600,000 based on a second third party offer received to purchase the buildings.

At the end of June 2008, Neurogen utilized an external vendor to conduct an online auction of its general, lab and computer equipment and office furniture that it determined were no longer needed as result of the restructuring. In the third quarter of 2008, Neurogen recorded cash received of $1,759,000, $1,452,000 which was associated with the sales of capital assets with a $155,000 loss, and $307,000 of which was associated with the sales of previously expensed research and development items. Based upon a review of remaining equipment, Neurogen recorded an additional $573,000 impairment loss in the third quarter of 2008 related to equipment that is held for sale at the end of September 2008, which was decreased by $8,000 in the fourth quarter of 2008 due to disposals of related assets.  The loss is specifically associated with equipment that will be disposed with the sale of the buildings.

The following table details the information related to restructuring charges recorded during the year ended December 31, 2008 (in thousands):

	Asset Impairment	Severance and Related Costs	Other Restructuring Costs	Total

Accrual balance, January 1	$-	$-	$-	$-
Restructuring charge	10,964	4,918	196	16,078
Subtotal	10,964	4,918	196	16,078
Cash payments	-	(4,896)	(195)	(5,091)
Non-cash adjustments	(10,964)	-	-	(10,964)

Accrual balance, December 31	$-	$22	$1	$23

 6. FAIR VALUE MEASUREMENTS

As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. The assets included the Company’s marketable securities, which include Money Market funds, U.S. government notes, and corporate notes and bonds.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

U.S. government notes	$-	$1,513	$-	$1,513
Corporate notes and bonds	-	5,454	-	5,454
Total	$-	$6,967	$-	$6,967

U.S. government notes are measured at fair value using quoted market prices (inactively-traded) and are classified within Level 2 of the valuation hierarchy. Corporate notes and bonds are measured at fair value using quoted market prices (inactively-traded) and are classified within Level 2 of the valuation hierarchy.

7.  MARKETABLE SECURITIES

The following tables summarize the Company’s marketable securities (in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$1,500	$13	$-	$1,513
Corporate notes and bonds	5,450	5	(1)	5,454
Total	$6,950	$18	$(1)	$6,967

	December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

U.S. government notes	$2,499	$2	$-	$2,501
Corporate notes and bonds	18,980	-	(119)	18,861
Total	$21,479	$2	$(119)	$21,362

The following table summarizes investment maturities at December 31, 2008 (in thousands):
	Amortized Cost	Fair Value

Less than one year	$6,950	$6,967
Due in 1 year or greater	-	-
Total	$6,950	$6,967

     The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government Obligations and Direct Obligations of U.S.	$-	$-	$-	$-	$-	$-
Corporate Bonds	2,450	(1)	-	-	2,450	(1)

Total	$2,450	$(1)	$-	$-	$2,450	$(1)

For the investments in all three categories shown in the above table (comprising 2 securities in aggregate), the unrealized losses were caused primarily by interest rate increases.

Based on the contractual terms and credit quality of these securities, and current market conditions, the Company does not consider it probable that any of them will be settled by the issuer at a price less than the amortized cost of the investments.  Since the Company believes it has the ability and intends to hold these investments until a recovery of fair value, which may be at maturity, and because the decline in market value is attributable to changes in interest rates and not credit quality, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

8.  STOCK OPTIONS AND RESTRICTED STOCK

    The Company has certain stock incentive plans under which it has awarded incentive and non-qualified stock options and restricted stock. Stock options are generally granted at fair market value at the date of grant, with vesting schedules that range from immediate vesting (typically in the case of grants to consultants) to four or five years (typically in the case of grants to employees), and expire up to ten years after grant. Under all plans at December 31, 2008, there were 7,579,447 shares reserved for future issuance (of which 4,738,210 are reserved for options outstanding and 2,841,237 are available for future grant as options or restricted stock).

    In December 2004, the FASB issued SFAS No. 123R, which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123R required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  As described above, the Company adopted SFAS No. 123R in the first quarter of 2006.

   In its adoption of SFAS No. 123R, the Company elected to utilize the MPA method, which does not allow restatement of prior financial statements.  Under MPA, the Company valued and expensed new awards granted after December 31, 2005. Awards that were granted prior to December 31, 2005 but that vested after December 31, 2005 were expensed utilizing the pro forma expense previously calculated under SFAS No. 123. There were no outstanding liability awards.  The Company also elected the “graded vesting attribution method” (referred to herein as the “FIN 28 attribution method”), which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion (tranche) of the award as if the award was, in-substance, multiple awards. The Company continues to use the Black-Scholes method as it believes this method is the most appropriate option-pricing method.

As a result of the adoption of SFAS No. 123R, deferred compensation of $483,000, as reported at December 31, 2005, was reclassified to additional paid-in capital in the first quarter of 2006.

Stock Options

The following table presents the combined activity of the Company’s stock option plans for the year ended December 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1	5,713,794	$10.50
Granted	2,346,624	1.19
Exercised	-	-
Canceled	3,322,208	10.01
Outstanding at December 31	4,738,210	6.23	5.1	*
Options exercisable at December 31	2,305,497	$10.62	3.5	*

*Aggregate intrinsic value is less than $1,000.

    For the year ended December 31, 2008 and December 31, 2007, the Company recorded a net non-cash credit of $104,000 and a net non-cash expense of $3,739,000, respectively, for employee options as a result of SFAS No. 123R. The net credit for the year ended December 31, 2008 resulted from a gross credit of approximately $3,353,000 associated with the cancellation of certain options previously granted and expensed under the FIN 28 Attribution Method to employees who were terminated in the 2008 restructurings offset by expense of approximately $3,249,000 for options that continue to vest.   Since the Company currently maintains a full valuation allowance, no significant tax benefits have been recorded.

Option grants to employees that allow for immediate vesting due to retirement are expensed over the period from grant date to retirement eligibility date. Options granted to Board of Directors that allow for immediate vesting upon termination of service are expensed immediately.

     The estimated weighted-average fair value at the date of grant for options granted in 2008, 2007, and 2006 was $0.55, $3.60, and $3.81, respectively, using the Black-Scholes method with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2008	2007	2006

Expected life	4.6-6.5 years	5.0-6.5 years	5.0-6.5 years
Risk-free interest rate	1.7%-3.8%	3.5%-5.0%	4.5% - 5.2%
Volatility	77%-95%	68%-73%	73% - 82%
Expected dividend yield	0%	0%	0%

The following table presents weighted average price and expected life information about significant option groups outstanding at December 31, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Less than $4.99	2,713,209	6.2	$1.57	658,715	$2.47
$5.00 - $7.49	672,748	5.7	6.22	317,176	6.26
$7.50 - $9.99	693,944	3.8	8.86	671,297	8.89
$10.00 - $14.99	117,850	1.2	12.20	117,850	12.20
$15.00 - $19.99	235,143	1.4	16.54	235,143	16.54
$20.00 - $24.99	70,700	1.6	22.07	70,700	22.07
$25.00 - $29.99	30,200	1.1	27.92	30,200	27.92
$30.00 - $34.99	19,750	1.6	32.21	19,750	32.21
$35.00 - $39.99	184,666	1.7	35.44	184,666	35.44

	4,738,210	5.1	$6.23	2,305,497	$10.62

The compensation cost related to unvested options at December 31, 2008 to be recognized in the future is approximately $1,299,000, which will be recognized as expense over the remaining vesting period of 0.88 years at December 31, 2008.

The Company has a policy of issuing new shares to satisfy share option exercises and expects to continue this practice for the foreseeable future.

Restricted Stock

The following table presents the restricted stock activity under the Company’s stock compensation plans for the year ended December 31, 2008:

	Restricted Stock	Weighted Average Grant Date Fair Value

Outstanding at January 1	25,000	$6.23
Granted	-	-
Vested	(25,000)	6.23
Canceled	-	-
Outstanding at December 31	$-	$-

The total intrinsic value of restricted stock vested during year ended December 31, 2008 was approximately $3,000.

Non-Cash Stock Compensation Expense

The composition of non-cash stock compensation expense is summarized as follows (in thousands):

	2008	2007	2006

Restricted stock (net of cancellations)	$39	$65	$381
Options granted to consultants	-	-	39
FAS 123R expense	(104)	3,739	4,423
Total non-cash stock compensation expense	$(65)	$3,804	$4,843

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31 are summarized as follows (in thousands):

	2008	2007

Accounts payable and other accrued expenses	$3,690	$5,653
Accrued employee compensation	865	2,134

	$4,555	$7,787

10. LOANS PAYABLE

Below is a summary of the Company’s existing debt facilities as of December 31, 2008:

Lender	Date	Interest Rate (per annum)	Original Principal Amount	Outstanding Principal Amount	Maturity Date
			(in thousands)
Connecticut Innovations, Inc.	October 1999	7.5%	$5,000	$3,141	April 2016
Webster Bank	December 2001	3.9%-7.4%	$17,500	$4,358	December 2011

Connecticut Innovations, Inc. In 1999, Neurogen entered into a construction loan with Connecticut Innovations (“CII”) for the purchase and development of a new building to create additional laboratory space.  The loan is collateralized by the property at 45 Northeast Industrial Road and repayable in monthly installments of approximately $46,500 over a maximum term of 15 years. The interest rate is fixed. An approximate amount of $0.4 million in principal payments is due and payable in each of the next five years. Thereafter, the remaining aggregate balance of approximately $1.2 million is payable in regular monthly installments to CII until the scheduled maturity date.

Webster Bank. On December 21, 2001, Neurogen entered into a commercial loan agreement with Webster Bank, the proceeds of which were used for general corporate purposes. The loan is collateralized by the Company's facilities at 15 and 35 Northeast Industrial Road, Branford, CT and repayable in monthly principle installments of approximately $97,000 over a maximum term of 10 years, plus interest at a floating rate tied to the one month LIBOR rate. In accordance with the agreement, an approximate amount of $1.1 million in principal payments is due and payable in each of the next three years as well as a balloon payment of $1.0 million upon maturity. Under the terms of the Webster Bank commercial loan agreement, we are required to comply with certain covenants, including a requirement that we maintain at least $25.0 million in cash and marketable securities.  Since there is a possibility that our cash balance may decline below $25.0 million within the next twelve months and that Webster Bank may choose to request full repayment during 2009, we have classified the long-term portion of the loan as current debt on the audited financial statements.

As of December 31, 2008, we do not have any significant lease or capital expenditure commitments. Future payments of total loans payable at December 31, 2008 are:

In Thousands

2009	4,692
2010	360
2011	388
2012	418
2013	450
Thereafter	1,191

$7,499

11. INCOME TAXES

    The difference between the Company's "expected" tax benefit, as computed by applying the U.S. federal corporate tax rate of 34% to income (loss) before provision for income taxes, and actual tax is reconciled below (in thousands):

	2008	2007	2006

Expected tax benefit at 34%	$(11,758)	$(19,034)	$(18,728)
State tax benefit net of federal benefit	(3,083)	(3,244)	(3,879)
R & D credit	(1,495)	(2,378)	(833)
Stock options and restricted stock	598	818	2,055
Gain on sale of warrants	(5,678)	-	-
Federal NOL expiration	1,339	-	-
Other	80	93	25
Change in valuation allowance	19,759	23,469	20,055

Tax benefit	$(238)	$(276)	$(1,305)

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below (in thousands):

	2008	2007

Deferred Tax Assets:
Federal tax operating loss carryforwards	$108,499	$94,474
State tax operating loss carryforwards	14,164	11,928
Research & development credit carryforwards	21,310	19,374
Alternative minimum tax credit carryforwards	233	233
Capitalized R&D	8,994	10,493
Depreciation	3,739	-
Deferred compensation	1,015	1,784
Accrued expenses	414	794
Unrealized loss (gain) on investments	(6)	46
Other	206	388
Gross deferred asset	158,568	139,514
Valuation allowance	(158,568)	(138,861)
Net deferred asset	-	653

Deferred Tax Liability:
Depreciation	-	(653)

Net asset/liability	$-	$-

    The valuation allowance increased by $19,707,000 during 2008 of which $19,759,000 is attributable to the current year tax provision and is due primarily to the increase in net operating loss and research and development tax credit carryforwards. The Company has provided a valuation allowance for the full amount of the net deferred tax asset, since management has not determined that these future benefits will more likely than not be realized as of December 31, 2008. The valuation allowance increased by $23,181,000 in 2007 and $19,748,000 in 2006.

  Any subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2008 and 2007 would be allocated as follows (in thousands):

	2008	2007

Income tax provision	$146,916	$127,157
Other comprehensive income	(6)	46
Additional paid-in-capital	11,658	11,658

	$158,568	$138,861

    As of December 31, 2008, the Company has approximately $319,116,000 of federal net operating loss carryforwards which expire in the years 2009 through 2028 and $15,865,000 of federal research and development credit carryforwards which expire in the years 2018 through 2028. The Company also has approximately $286,147,000 in Connecticut state tax net operating loss carryforwards which expire in the years 2020 through 2028, and $8,604,000 of Connecticut non-incremental research and development credit carryforwards with an unlimited carryforward period.

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

In early 2008, the Company updated its review of its changes in ownership through a testing date of December 31, 2007 and determined that it did not have an ownership change subsequent to 2005 through December 31, 2007. In 2006, the Company reviewed its changes in ownership through a testing date of December 31, 2005 and determined that an ownership change occurred in 2005. The change of ownership did not have the effect of reducing the amount of NOLs but has limited approximately $1,078,000 of tax credits existing at the date of the ownership change that the Company may utilize in the taxable years following the change.  The Company is currently in the process of updating its analysis of ownership changes through December 31, 2008.

For the years ended December 31, 2008 and 2007, the Company recorded Connecticut income tax benefits of $238,000 and $276,000, respectively, as the result of Connecticut tax law provisions which allowed certain companies to obtain cash refunds at an exchange rate of 65% of their research and development credits, in exchange for foregoing the carryforward of these credits into future tax years.

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

The Company believes that it is entitled to a larger cash refund for tax credit carryovers from the state of Connecticut for certain prior years.  In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that the Company alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen

Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. Those companies, together with the Department of Revenue Services agreed to use the appeal of one of those companies as a representative case for trial.  After protracted litigation, the Tax Session of the Superior Court held that the representative company was entitled to exchange the balance of its unpaid research and development credits with the State, but that representative company had applied prematurely to exchange credits from later years before it had fully exchanged credits from earlier years.  The representative company has appealed that decision to the Connecticut Supreme Court.  It is expected that a decision on this matter will be made in the second quarter of 2009. The Company has fully reserved any assets related to this matter.

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

12. LICENSE AGREEMENT AND COLLABORATION

Wyeth

    In November 2006, Neurogen acquired worldwide rights to aplindore, a small molecule partial agonist for the D2 dopamine receptor, from Wyeth Pharmaceuticals, a division of Wyeth (“Wyeth”). Along with the initial $3,000,000 license fee paid upon signing, Neurogen is required to pay Wyeth for the shipment of compound material suitable for Phase 2 trials and $250,000 in annual maintenance fees upon the annual anniversaries of the effective date of the agreement until NDA approval. There is also potential for Neurogen to pay milestone payments upon the successful achievement of clinical development and regulatory events and eventual commercialization in identified countries as well as royalties on worldwide sales. Neurogen has the option to terminate the agreement by providing 90 days advance written notice to Wyeth

    As of December 31, 2008, the Company has paid Wyeth the initial $3,000,000 license fee, $400,000 for the shipment of compound material suitable for Phase 2 trials and the first and second annual maintenance fees of $250,000, all of which were expensed as incurred. There have been no revenues associated with this collaboration to date.

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

As of December 31, 2008, the Company had received $13,072,000 of research funding from Merck, one $15,000,000 up-front license fee, two $2,500,000 license payments on the first and second anniversary dates of the collaboration in December 2004 and 2005 and one $2,000,000 license payment on the third anniversary date of the collaboration in December 2006. The Merck up-front license fee and the anniversary payments were accounted for as single unit of accounting, and accordingly, such payments were being recognized ratably over the expected five-year performance period of the collaboration, with subsequent anniversary payments recognized ratably over the remaining duration of the research program.  No funding was received in 2008.

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

For the years ended December 31, 2007 and 2006, the Company recognized $15,437,000 and $9,813,000, respectively, in total revenue under the Merck Agreement.

Merck is responsible for funding the cost of development, including clinical trials, manufacturing and marketing of collaboration products, if any. Merck will pay Neurogen royalties based upon net sales levels, if any, for collaboration products.

While the Company does not currently maintain a historical cost accounting system to accurately track costs on an individual project basis, it does maintain a system to record the level of staffing time spent on its research and development projects.  Based primarily on the amount of staffing time spent on collaboration projects as recorded in this system, the Company calculated the approximate aggregate amounts of research and development costs incurred in connection with all of the Company's research collaborations as $3,821,000 and $5,640,000 in 2007 and 2006, respectively.

13. COMMITMENTS AND CONTINGENCIES

In May 2008, the Company provided confirmation letters to all benefit-eligible employees indicating that each terminated employee would receive severance if it became necessary to further reduce the workforce of Neurogen prior to December 31, 2009.  As of December 31, 2008, the total amount of this commitment is approximately $2,970,000 including approximately $1,815,000 expected to be paid pursuant to existing or future employment contracts and $1,155,000 paid to employees without an employment agreement.

14. BENEFIT PLANS

The Company maintains a 401(k) plan under which all of the Company's employees are eligible to participate.  Each year the Company may, but is not required to, make a discretionary matching contribution to the plan.  The Company currently matches 100% of employee contributions of up to 6% of an employee's salary.  The entire match in 2008, 2007 and 2006 was made in Company stock.  Contributions to the 401(k) plan totaled approximately $523,000, $906,000 and $902,000 in 2008, 2007 and 2006, respectively.

15. RELATED PARTIES

As of December 31, 2008, the number of shares beneficially owned by Baker Brothers Investments and affiliated entities, persons and entities affiliated with the Tisch family, and Warburg Pincus Private Equity VIII, L.P. was approximately 12%, 10%, and 20%, respectively, of total outstanding shares. Julian C. Baker, a managing partner of Baker Brothers Investments, and Stewart Hen, a managing director at Warburg

Pincus LLC, are members of the Board of Directors of Neurogen.   In addition, Felix J. Baker, a managing partner of Baker Brothers Investments, and Jonathan S. leff, a managing director at Warburg Pincus LLC, were members of Neurogen's Board of Directors until July 25, 2008.  As of December 31, 2008, the Company’s prior collaborative research partner, Merck, owned approximately 3% of total outstanding shares.

16. SUPPLEMENTAL CASH FLOW INFORMATION

The Company made interest payments of approximately $524,000, $750,000 and $841,000 in 2008, 2007, and 2006, respectively. The Company made no income tax payments in 2008, 2007, and 2006. In 2008, 2007, and 2006, Neurogen received payments of $777,000 million, $0 and $1,101,000, respectively, from the State of Connecticut for the exchange of research and development credits. The amount received in 2006 related to credits generated during the years ended December 31, 2004 and 2005 as well as payments resulting from prior year adjustments negotiated with the State of Connecticut for the years ended December 31, 2000 and 2003. See Note 11 for further information regarding these credits.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize unaudited quarterly financial data (in thousands except per share data) for the years ended December 31, 2008 and 2007.  This has been derived from unaudited financial statements that, in the Company’s opinion, include all adjustments necessary for a fair presentation of such information.  The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Total revenue	$-	$-	$-	$3,000
Total expenses	$16,707	$18,591	$11,417	$8,124
Changes in fair value of warrants to purchase common stock	$-	$11,954	$4,746	$-
Other income, net	$166	$180	$121	$158
Income tax benefit	$23	$23	$23	$169
Net loss	$(16,518)	$(6,434)	$(6,527)	$(4,797)
Deemed preferred dividends	$-	$(5,407)	$(25,213)	$-
Net loss attributable to common stockholders	$(16,518)	$(11,841)	$(31,740)	$(4,797)
Basic and diluted loss per share attributable to common stockholders	$(0.39)	$(0.28)	$(0.52)	$(0.07)

2007
Total revenue	$2,405	$5,533	$7,499	$-
Total expenses	$22,680	$19,846	$15,947	$15,272
Other income, net	$884	$562	$517	$363
Income tax benefit	$111	$112	$42	$11
Net loss	$(19,280)	$(13,639)	$(7,889)	$(14,898)
Basic and diluted earnings per share	$(0.46)	$(0.33)	$(0.19)	$(0.36)

18. SUBSEQUENT EVENT

In March 2009, the Company reduced its workforce by 11 employees as part of a restructuring plan to focus the Company’s resources on advancing its clinical assets. Affected employees are eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. The Company estimates that the aggregate restructuring charges associated with the reduction will be approximately $594,000, the majority of which will be paid in the second and third quarters of 2009. This estimate includes approximately $222,000 in salaries and benefits for the period of time between the communication date and their actual termination date for employees whose positions are being eliminated.

 EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation, filed July 7, 1994 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-81268 on Form S-8).

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.6 to the Company's Form 10-K for the fiscal year ended December 31, 1993).

3.3	Restated Certificate of Incorporation, as amended effective June 8, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007).

3.4	Amendment to Restated Certificate of Incorporation, effective July 31, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 31, 2008).

3.5
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Exchangeable Preferred Stock of Neurogen Corporation, filed April 10, 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on April 11, 2008).

4.1
Registration Rights Agreement, dated April 7, 2008, by and between Neurogen Corporation and certain selected institutional investors listed on Exhibit A thereof (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 11, 2008).

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

10.15	Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).

10.16
Form of the Non-Qualified Stock Option Agreement currently used in connection with the grant of options under the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended June 30, 2000).

10.17
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

10.19
Form of Incentive Stock Option Agreement currently used in connection with the grant of options under the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).

10.20
Form of the Non-Qualified Stock Option Agreement currently used in connection with the grant of options under the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).

10.21	Form of Neurogen Special Committee Stock Option Plan (incorporated by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarterly period ended September 30, 2001).

10.22
Collaboration and License Agreement dated as of December 11, 2001 between the Company and Aventis Pharmaceuticals Inc. (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.35 to the Company's Form 10-K/A2 for the period ended December 31, 2001).

10.23
Modification Agreement dated as of December 1, 2000 between Neurogen Properties LLC and Connecticut Innovations, Incorporated (incorporated by reference to Exhibit 10.36 to the Company's Form 10-KA/3 for the period ended December 31, 2001).

10.24
Construction Loan Agreement dated as of October 22, 1999 between Neurogen Properties LLC and Connecticut Innovations, Incorporated (incorporated by reference to Exhibit 10.37 to the Company's Form 10-KA/3 for the period ended December 31, 2001).

10.25
Commercial Term Note dated as of December 21, 2001 held by the Company and payable to Webster Bank (incorporated by reference to Exhibit 10.38 to the Company's Form 10-KA/3 for the period ended December 31, 2001).

10.26
Commercial Loan Agreement dated as of December 21, 2001 between Webster Bank and the Company (incorporated by reference to Exhibit 10.39 to the Company's Form 10-KA/3 for the period ended December 31, 2001).

10.27	Form of Proprietary Information and Inventions Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2002).

10.28
Amendments to the Neurogen Corporation Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2002).

10.29
Collaboration and License Agreement dated as of November 24, 2003 between the Company and Merck Sharp & Dohme Limited (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.43 to the Company's Form 10-K for the period ended December 31, 2003).

10.30
Stock Purchase Agreement dated as of November 24, 2003 between the Company and Merck Sharp & Dohme Limited (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.43 to the Company's Form 10-K for the period ended December 31, 2003).

10.31
Securities Purchase Agreement by and between Neurogen Corporation, Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated March 26, 2004).

10.32
Letter Agreement dated as of March 26, 2004, amending the securities purchase dated March 19, 2004, by and between Neurogen Corporation, Warburg Pincus Private Equity VIII, L.P., entities affiliated with Baker Brothers Investments and entities affiliated with the Tisch family (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated March 26, 2004).

10.33	Neurogen Corporation Code of Business Conduct and Ethics, April 27, 2004 (incorporated by reference to Exhibit 14.1 of the Company's Form 10-K/A dated April 29, 2004).

10.34
Neurogen Corporation 2000 Non-Employee Directors Stock Option Program, as amended (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on July 12, 2004).

10.35
Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Appendix D to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on July 12, 2004).

10.36	Neurogen Corporation Audit Committee Charter (May 19, 2004) (incorporated by reference to Appendix E to the Company's Form DEF 14A dated July 12, 2004).

10.37
Form of Non-Qualified Stock Option Agreement for the Neurogen Corporation 2000 Non-Employee Directors Stock Option Program (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated December 20, 2004).

10.38
Form of Incentive Stock Option Agreement for the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated December 20, 2004).

10.39
Form of Non-Qualified Stock Option Agreement for the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated December 20, 2004).

10.40
Form of Restricted Share Award Agreement for the Amended and Restated Neurogen Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K dated December 20, 2004).

10.41
Amended and Restated Neurogen Corporation 2001 Stock Option Plan (as amended and restated) (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on May 19, 2005).

10.42	Neurogen Corporation Audit Committee Charter (As Amended on July 20, 2004) (incorporated by reference to Appendix C to the Company's Form DEF 14A dated May 19, 2005).

10.43
License Agreement between Neurogen Corporation and Wyeth Pharmaceuticals dated as of November 22, 2006 (CONFIDENTIAL TREATMENT REQUESTED) (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K filed on March 15, 2007).

10.44
Neurogen Corporation 2000 Non-Employee Directors Stock Option Program, as amended (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on May 1, 2006).

10.45
Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Appendix D to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on May 26, 2006).

10.46
Amended and Restated Employment Agreement between Neurogen Corporation and Stephen R. Davis dated as of May 8, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007).

10.47
Amended and Restated Employment Agreement between Neurogen Corporation and Stephen Uden dated as of May 8, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period March 31, 2007).

10.48
Amended and Restated Employment Agreement between Neurogen Corporation and Alan Hutchison dated as of May 8, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarterly period March 31, 2007).

10.49
Employment Agreement between Neurogen Corporation and James Krause dated as of May 8, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarterly period March 31, 2007).

10.50
Employment Agreement between Neurogen Corporation and Bertrand Chenard dated as of May 8, 2007 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarterly period March 31, 2007).

10.51
Amended and Restated Neurogen Corporation 2001 Stock Option Plan, as amended (incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-18311) filed on May 14, 2007).

10.52
Securities Purchase Agreement, dated April 7, 2008, between Neurogen Corporation and certain selected institutional investors listed in Exhibit A thereof (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated April 11, 2008).

10.53	Employment Contract between the Company and Srdjan Stankovic, dated as of April 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated April 24, 2008).

10.54	Employment Contract between the Compnay and Thomas A. Pitler dated as of March 30, 2009.

10.55	Employment Contract between the Compnay and Kenneth Sprenger dated as of March 30, 2009.

10.56	Employment Contract between the Company and George Maynard dated as of March 30, 2009.

21.1	Subsidiary of the registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney of Julian C. Baker, Eran Broshy, Stewart Hen, John L. LaMattina, Craig Saxton, and John Simon.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbane-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.