Form 10-K/A
NEUROGEN CORP
filed 2009-04-30
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number 0-18311

NEUROGEN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2845714 (I.R.S. Employer Identification No.)
45 Northeast Industrial Road Branford, Connecticut (Address of principal executive offices)	06405 (Zip Code)
 (203) 488-8201
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock, par value $.025 per share		The NASDAQ Stock Market LLC
(the “Common Stock”)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [ ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]                                                                         Accelerated filer [ ]

Non-accelerated filer [   ]                                                                           Smaller reporting company [ X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [ ] NO [X]

The approximate aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $29,000,000, based on the closing price of a share of Common Stock as reported on the NASDAQ National Market on June 30, 2008, which is the last business day of the registrant’s most recently completed second fiscal quarter. In determining the market value of non-affiliate voting stock, shares of Common Stock beneficially owned by officers and directors and possible affiliates have been excluded from the computation. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any person as to the status of such person.

As of April 24, 2009, the registrant had 68,697,557 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:

Neurogen Corporation (the “Company”) is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended, December 31, 2008, which was previously filed with the Securities and Exchange Commission (the "SEC")on March 31, 2009 (the “Form 10-K”),  to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company will not file its proxy statement in connection with its annual meeting within 120 days of its fiscal year ended December 31, 2008. As such, the Company is amending and restating Part III of its Form 10-K. In addition, the cover page and the list of exhibits referred to in Item 15 of Part IV of the Form 10-K have been updated and amended.

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

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of the Company’s current directors, their ages as of April 16, 2009, and certain other information about them are set forth below:

Name of Nominees	Age	Principal Occupation	Director Since
Julian C. Baker	42	Managing Member, Baker Bros. Advisors, LLC	May 1999
Eran Broshy	50	Chief Executive Officer and Director of inVentiv Health, Inc.	July 2003
Stephen R. Davis	48	President and Chief Executive Officer, Neurogen Corporation	September 2001
Stewart Hen	42	Managing Director, Warburg Pincus LLC	April 2004
John L. LaMattina, Ph.D.	59	Former Head of Global Research and Development, Pfizer, Inc.	February 2008
Craig Saxton, M.D.	66	Former Executive Vice President, Pfizer Global Research and Development and Vice President, Pfizer Inc	January 2002
John Simon, Ph.D.	66	Managing Director, Allen & Company LLC	May 1989

There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer of the Company.

The Company is not aware of any legal proceedings involving the directors listed above.

The following information, which has been provided by the Company’s directors, sets forth each such person’s principal occupation, employment and business experience during at least the past five years, and the period during which such person served as a director of the Company.

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

Eran Broshy
Mr. Eran Broshy has served as a director of Neurogen since July 2003. Mr. Broshy is the Executive Chairman and previously was the Chief Executive Officer and Director of inVentiv Health Inc., a preferred provider of comprehensive marketing and sales solutions for the pharmaceutical and life sciences industries. Mr. Broshy is a widely recognized authority and frequent speaker on strategic issues in pharmaceuticals and healthcare. Prior to joining inVentiv Health Inc., he served as the partner responsible for the healthcare practice of The Boston Consulting Group (BCG) across the Americas. During his fourteen-year tenure at BCG, Mr. Broshy consulted widely with senior executives from a number of the major global pharmaceutical manufacturers, managed care organizations, and academic medical centers, and advised on a range of strategic, organizational and operational issues. Mr. Broshy has also served as President and Chief Executive Officer of Coelacanth Corporation, a privately-held biotechnology company. Mr. Broshy holds a B.S. from Massachusetts Institute of Technology, a M.S. from Stanford University, and an M.B.A. from Harvard University.

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

Stewart Hen
Mr. Stewart Hen has served as a director of Neurogen since April 2004. He joined Warburg Pincus, a private equity firm managing approximately $10 billion in private equity assets, in 2000 and has been a Managing Director focusing on investments in biotechnology and pharmaceuticals. Prior to joining Warburg Pincus, Mr. Hen was a consultant at McKinsey & Company. Previously, he held positions at Merck & Co., Inc. in both research & development and manufacturing. Mr. Hen holds an M.B.A. from The Wharton School, an M.S. in chemical engineering from the Massachusetts Institute of Technology, and a B.S. in chemical engineering from the University of Delaware. Mr. Hen is a director of Allos Therapeutics, Inc. and a number of other private companies. He also serves on the Health Care & Sciences Group of the New York City Investment Fund.

John L. LaMattina
Dr. John L. LaMattina was appointed to be a director of Neurogen in February 2008. For approximately 30 years until his retirement in December 2007, Dr. LaMattina worked for Pfizer, Inc. most recently as Senior Vice President, Pfizer, Inc. and President, Pfizer Global Research and Development. In those roles, he oversaw the drug discovery and development efforts of over 12,000 employees in the United States, Europe, and Asia. He graduated cum laude from Boston College with a B.S. in Chemistry, received a Ph.D. from the University of New Hampshire in Organic Chemistry, and then was a National Institute of Health Post Doctorate Fellow at Princeton University. Dr. LaMattina is the author of Drug Truths: Dispelling the Myths of Pharmaceutical R&D as well as numerous scientific publications and U.S. patents.  He serves on the Board of Directors of Human Genome Sciences and the Scientific Advisory Board of Trevena, Inc. He is on the Board of Trustees of Boston College and the Terri Brodeur Breast Cancer Foundation.

Craig Saxton, M.D.
Dr. Craig Saxton has served as a director of Neurogen since January 2002 and as Chairman of the Board of Neurogen since December 2004. From 1993 until his retirement in 2001, Dr. Saxton was Vice President of Pfizer Inc and Executive Vice President, Pfizer Global Research and Development at Pfizer’s Research and Development headquarters in Groton, Connecticut. He held a variety of executive and research posts at Pfizer over a 25-year span. Dr. Saxton earned his B.S. in Anatomy and his M.D. from Leeds University in the U.K. After internship and residency in Medicine, he was a Research Fellow in Cardiovascular Research at the University of Leeds and subsequently undertook research in Applied Physiology at the Royal Air Force Institute of Aviation Medicine and Physiology in Farnborough, U.K. Dr. Saxton serves as a director of Conjuchem Inc. of Montreal, Canada and is a member of the compensation committee. He is also a director of inVentiv Health Inc. of New Jersey and is chairman of the governance committee and a member of the audit committee. Dr. Saxton is on the Scientific Board of the African Medical and Research Foundation in New York and is a member of the American Academy of Pharmaceutical Physicians and the Connecticut Academy of Science and Engineering.

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

The names, ages, and certain other information pertaining to the Executive Officers of the Company as of April 16, 2009 are as follows:

Name	Age	Company Position	Officer Since
Stephen R. Davis	48	President and Chief Executive Officer	September 2001
Thomas A. Pitler, Ph.D.	50	Senior Vice President and Chief Business and Financial Officer	April 2008
Kenneth J. Sprenger, M.D., MBBCh.	56	Senior Vice President, Clinical Development and Operations	April 2009
Srdjan Stankovic, M.D., MSPH	52	Executive Vice President and Chief Development Officer	April 2008

Stephen R. Davis
Biographical information for Stephen R. Davis, the Company’s President and Chief Executive Officer, is provided above.

Thomas A. Pitler, Ph. D.
Dr. Thomas Pitler has served as Neurogen’s Senior Vice President and Chief Business and Financial Officer since April 2008.  Dr. Pitler joined Neurogen in 1995, with responsibilities for supervising Neurogen’s electrophysiology laboratory and evaluating drug targets. He joined the business group at Neurogen and was promoted to Director, Business Development in 1999, Senior Director, Business Development in 2001, and Vice President, Business Development in 2004.  Prior to Neurogen, he was on the faculty of the University of Maryland School of Medicine.  Dr. Pitler holds a B.A. in Biology from Wake Forest University, Winston-Salem, North Carolina and a Ph.D in Physiology from the Wake Forest University School of Medicine.

Kenneth J. Sprenger, M.D., MBBCh.
Dr. Kenneth Sprenger has served as Neurogen’s Senior Vice President, Clinical Development and Operations since January 2009.  Dr. Sprenger joined Neurogen in January 2005 as Senior Director, Clinical Development & Operations. He was promoted to Executive Director in April of 2006 and served as Vice President of Clinical Development and Operations from October 2007 until January 2009. His responsibilities include clinical development of new chemical entities from Phase 1 to Phase 2. Dr. Sprenger was employed by Bayer Corp in South Africa from 1996 to 2001 as Regional Medical Director and from 2001 to 2005 as Director: Global Clinical Leader in the USA.  Dr. Sprenger received his doctorate (M.D.) from the University of Cape Town in 1995 and his medical degree (MBBCh.) from the University of Witwatersrand in Johannesburg, South Africa in 1977.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors and certain officers, and beneficial owners of 10% or more of the Company’s Common Stock are required from time to time to file with the SEC reports on Forms 3, 4 or 5 relating principally to holdings of and transactions in the Company’s securities by such persons. Based solely upon a review of such forms furnished to it during 2007 and thereafter, and any written representations received by it from a director, officer, or beneficial owner of 10% or more of the Company’s Common Stock stating that no Form 4 or 5 is required, the Company believes that all reporting persons filed on a timely basis the reports required by Section 16(a) of the Securities Exchange Act of 1934 during 2008.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Named Executive Officers
The following table sets forth information regarding compensation paid during 2008 and 2007 to the Company’s Chief Executive Officer, the Company’s Chief Business and Financial Officer, Senior Vice President of Clinical Development and Operations, and Executive Vice President and Chief Development Officer.  The Summary Compensation Table and the Grants of Plan-Based Awards Table should be viewed together to best understand the short and long-term incentive compensation elements of the Company’s program.

For each officer in the table below, the amounts shown in each column represent compensation earned or accrued in 2008 and 2007, whether or not such amounts were actually paid in those years.

Summary Compensation Table

Named Executive Officer and Principal Position	Year	Salary ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation (3) ($)	Total ($)
Stephen R. Davis President, and Chief Operating Officer	2008	421,566	457,591	164,900	26,859	1,070,916
	2007	353,145	364,941	65,091	25,552	808,729
Srdjan Stankovic, M.D., MSPH Executive Vice President, and Chief Development Officer	2008	272,090	73,577	109,060	36,876	491,603
	2007	-	-	-	-	-
Thomas A. Pitler, Ph.D. Senior Vice President, and Chief Business and Financial Officer	2008	273,563	194,168	62,300	26,771	556,802
	2007	250,700	180,393	32,122	25,449	488,664
Kenneth J. Sprenger, M.D., MBBCh. Senior Vice President, Clinical Development and Operations Officer	2008	273,648	161,391	45,758	20,990	501,787
	2007	247,095	98,521	26,200	21,207	393,023

______________
Notes:
(1)
Represents the compensation expense of stock options granted in the current and prior years for financial reporting purposes for the year ended December 31, 2008 under SFAS 123(R). See Note 8 to the Company’s consolidated financial statements, as set forth in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, for the assumptions made in determining SFAS 123(R) values, except that for purposes of the amounts shown, no forfeitures were assumed to take place.

(2)	The amount reported in this column reflects the value of cash incentive bonuses earned in the year reported but paid in the following year under the Company’s Annual Cash Incentive Plan.
(3)	All Other Compensation for fiscal 2008 as shown above is detailed in the table below entitled “All Other Compensation – 2008”. .

Annual Cash Incentive Awards
Annual cash incentives are awarded under the Company’s annual cash incentive plan to reward employees for individual and Company performance on an annual basis while ensuring that the Company’s compensation practices remain competitive based on industry surveys. The Company’s cash incentive awards serve to reinforce pay for performance and individual accountability for optimizing operating results throughout the year and driving stockholder value.  For each executive, a bonus determination under the cash incentive plan reflects a predetermined weighting between corporate and individual goals and a further weighting of each goal within those categories as described below.  For non-executive employees, the bonus pool is first sized to reflect the Company’s overall achievement of corporate goals and then, on an employee-by-employee basis, bonuses are determined by the Company’s executive management team based upon individual performance ratings, including the achievement of individual goals.  For fiscal 2008, 5 executives and approximately 24 non-executive employees participated in the Company’s annual cash incentive plan.

Target annual cash incentive awards are determined as a percentage of each named executive officer’s base salary. The target bonus amount was established through an analysis of compensation for comparable positions in industry surveys, is reviewed annually and is intended to provide a competitive level of compensation when the named executive officers achieve their performance objectives as approved by the Board or the Compensation Committee.  The 2008 Radford survey demonstrated that the Company’s target bonuses, expressed as a percentage of base salary, were roughly equivalent to the average target bonus, expressed as a percentage of salary, in the Radford Survey.  The bonus that a participant may receive under the Company’s annual cash incentive plan is based in part on the Company’s corporate performance against pre-established objectives, and the remainder of the bonus on individual performance based on objectives established for the individual and his area of responsibility.

The individual objectives for each named executive officer other than the Chief Executive Officer are determined in advance by the Chief Executive Officer in consultation with the Compensation Committee.  Individual objectives for the Chief Executive Officer are determined in advance by the Compensation Committee.  The specific objectives are weighted according to the extent to which the officer will be responsible for delivering the results on the objectives.  For each executive, goals are then divided into three categories:  overall corporate goals, specific corporate goals and individual goals.  The target annual cash incentive awards, as a percentage of salary, and the weighting between overall corporate, specific corporate and individual objectives, for the Company’s named executive officers for 2008, were as follows:

Named Executive Officer	Bonus Target Expressed as a Percentage of Base Salary	Ratio of Bonus Based on Overall Corporate/Specific Corporate/Individual Performance
Stephen R. Davis	50%	40% / 40% / 20%
Srdjan Stankovic, M.D., MSPH	35%	40% / 30% / 30%
Thomas A. Pitler, Ph.D.	25%	30% / 30% / 40%
Kenneth J. Sprenger, M.D., MBBCh.	20%	25% / 25% / 50%

Overall corporate goals assessment. In the beginning of 2008, the Compensation Committee, after consultation with the Chief Executive Officer, set an aggressive agenda of 7 corporate objectives supporting the Company’s business and strategic plans.  The weighting of these objectives ranged from 5% to 25% and fell into the following types of categories:

▪	Successful completion of planned clinical studies. (aggregate approximate weighting of 70%)
▪	Advancement of non-clinical activities necessary to support ongoing and planned clinical studies. (aggregate approximate weighting of 5%)
▪	Pursue financing and strategic relationships, and sale of non-core assets (aggregate approximate weighting of 25%)

For each of the primary goal categories described above, the Compensation Committee also established related stretch goals and weighting which, together with the primary goals, enable the possibility of a achieving up to 150% for the corporate performance component of the overall performance rating for individuals as described below.

The Compensation Committee considers the extent of actual results against the specific deliverables associated with each objective, the extent to which the objective was a significant stretch goal for the organization, and whether significant unforeseen obstacles or favorable circumstances altered the expected difficulty of achieving the desired results. In general, the Compensation Committee assesses the level of achievement against each objective, and then determines an overall assessment for the corporate goals.  For fiscal 2008, the Board determined that 85% of the overall corporate goals had been achieved. The factors that supported this determination included successful completion of a Phase 2 study in the Company’s Parkinson’s disease program; successful completion of a Phase 2 study in the Company’s Restless Legs Syndrome program; completion of critical non-clinical development goals, including the development of a more efficient process for synthesizing aplindore, the completion of planned toxicology studies and gating activities required for future toxicology studies, and the completion of critical clinical supply, formulation and analytic work to support ongoing and planned clinical studies the sale of non-core assets and the advancement of discussions with strategic partners.  Based upon this assessment, Mr. Davis was credited with achieving 34% out of 40% possible; Dr. Stankovic was credited with achieving 34% out of 40%; Dr. Pitler was credited with achieving 26% out of 30% possible and Dr. Sprenger was credited with achieving 21% out of 25% possible on overall corporate goals.

Specific corporate goals assessment.  Each executive is also assessed based upon the achievement of those specific corporate objectives described above for which such individual has or shares critical responsibility.  For these specific corporate objectives, Mr. Davis was determined to have achieved 33% out of 40% possible, Dr. Stankovic achieved 20% out of 30% possible, Dr. Pitler achieved 23% out of 30% possible and Dr. Sprenger achieved 17% out of 25% possible.

Individual goals assessment.  The individual objectives for the Company’s Chief Executive Officer were focused on attracting, retaining and motivating key employees and maximizing the Company’s stock price relative to the NASDAQ biotech index, each weighted 10%, for which the Compensation Committee assessed accomplishment at 10% of the total 20%, noting the Company retained all key staff despite the very significant restructuring the Company undertook in 2008.  Some of the material individual goals for the other named executive officers included the advancement of clinical and non-clinical development programs, the management of critical external relationships, the management of budgets within pre-set margins, establishing certain strategic partnering objectives and the sale of non-core assets.  Drs. Stankovic, Pitler and Sprenger achieved 27% out of 30%, 35% and out 40% and 45% out of 50% of their respective individual goals.

 The following chart shows the aggregate percentage achievement for each of the named executive officers for 2008, and the resulting actual bonus, expressed as a percentage of salary.

Named Executive Officer	Accomplishment of Targeted Objectives	Actual Bonus as a Percentage of Salary
Stephen R. Davis	77.6%	38.8%
Srdjan Stankovic, M.D., MSPH	82.0%	28.7%
Thomas A. Pitler, Ph.D.	83.8%	21.0%
Kenneth J. Sprenger, M.D., MBBCh.	83.7%	16.8%

Long-Term Incentive Compensation
The Company’s executive officers, members of senior management and other employees have historically been eligible for equity grants, typically in the form of stock options, as an important element of their total annual compensation. This component is intended to motivate and retain executive officers to improve long-term stock performance. The Compensation Committee believes that equity-based compensation ensures that the Company’s executive officers have a continuing stake in the long-term success of the Company. Such options also align the interests of the Company’s executive officers with those of the stockholders by presenting the executive officers with the opportunity to acquire Common Stock.

Awards are generally made on an annual basis at year end, or at the time of hire.  In addition, the Compensation Committee may make additional awards throughout the year.  The Compensation Committee granted stock options to each executive officer in 2008 under the Company’s Amended and Restated Neurogen 2001 Stock Option Plan.  In April 2008, following a significant restructuring of the Company, the Committee made a stock option grant to each employee in order to align employees’ interests with shareholders under the Company’s new business plan.  Given the April options grants, no option grants were made at year-end.

All stock options are granted with an exercise price equal to the closing price of the Company’s Common Stock on the date of grant.  Accordingly, those stock options will have value only if the market price of the common stock increases after that date. The stock options granted in 2008 vest in equal quarterly installments over four years and have a term of five years from each vesting date.  For prior years since 2003, the Company’s stock options vest annually in equal amounts over four years and have a term of five years from each vesting date.

The Compensation Committee in the past has also granted restricted stock awards on occasion.  No restricted stock awards were granted in 2008 and no unvested shares of restricted stock were held by any of the Company’s executive officers as of December 31, 2008.

For 2008, the Compensation Committee delegated to management the authority to grant up to 100,000 options for option grants to new hires and individual grants that are not to exceed 10,000 shares.  The Chief Executive Officer granted a total of 10,000 options during 2008 in accordance with this delegation of authority.

All Other Compensation
The table below sets forth each element comprising each named executive officer’s “All Other Compensation” for 2008 from the Summary Compensation Table, above.

All Other Compensation – 2008

Named Executive Officer	Life, Accidental Death and Dismemberment Insurance premiums paid by Company ($)	Medical Premiums paid by company ($)	Moving & Relocation ($)	Dental Premiums paid by company ($)	Other ($)		401(k) Match ($)	Total ($)
Stephen R. Davis	1,722	10,106	-	1,231	-		13,800	26,859
Srdjan Stankovic, M.D., MSPH	1,148	-	25,700	-	-		10,028	36,876
Thomas A. Pitler, Ph.D.	1,634	10,106	-	1,231	-		13,800	26,771
Kenneth J. Sprenger, M.D., MBBCh.	1,667	4,588	-	516	419	(1)	13,800	20,990
______________
Notes:
(1) Dr. Sprenger was paid this amount to cover certain entertainment expenses in return for leaving a planned vacation to attend a company meeting.

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

401(k) Plan
Under the Neurogen Corporation 401(k) Retirement Plan (the “401(k) Plan”), which is a tax-qualified retirement savings plan, participating employees may contribute up to 100% of their compensation on a before-tax basis into their 401(k) Plan account in an amount up to the applicable IRS maximum limit for the year. In addition, under the 401(k) Plan, the Company matches 100% of all employee contributions up to 6% in its Common Stock.

The current maximum for 2009 before-tax contribution limit is $16,500 per year (or $22,000 per year for participants age 50 and over). In addition, no more than $245,000 of an employee’s annual compensation may be taken into account in computing benefits under the 401(k) Plan.

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

Other Paid Time-Off Benefits
The Company provides paid vacation as well as certain paid holidays to all employees, including the named executive officers.

Employment Agreements - Severance and Change of Control Arrangements
In May 2007, the Company entered into an amended and restated employment agreement with Mr. Davis, the Company’s then Chief Operating Officer (now Chief Executive Officer)  which amended a previously entered into employment agreement dated December 1, 1997.  In April 2008, and the Company entered into an employment agreement with Dr. Stankovic.  In March 2009, the Company entered into employment agreements with Drs. Pitler and Sprenger.   The material terms of the employment agreements for each of the Company’s executive officers are substantially similar.  These agreements provide severance payments and benefits to the Company’s named executive officers in the event of termination of employment (a) by the executive for good reason, (b) by the Company without cause, (c) following a change of control under certain circumstances, (d) upon death or disability and (e) in the event of non-renewal of the agreements.

The severance and change of control provisions in the Company’s executive employment agreements are designed to achieve the following objectives. In the normal course of the Company’s business, the Company engages in discussions with other organizations regarding possible collaborations or other business combinations that may be in the best long-term interests of the Company’s stockholders. The Company’s employment agreements provide for severance compensation if the executive is terminated as result of such combination in order to provide management with incentive for continuity during the transaction and to promote the active consideration of such combinations. Termination of the executive without cause or for good reason also triggers a severance payment due in part to the non-compete and non-solicitation provisions in these employment agreements. These terms are comparable to those offered by companies in industry surveys and reduce management conflicts of interest where a change of control is in the best interests of the Company’s stockholders.

The Company has entered into employment agreements with each of its executive officers that provide certain payments and benefits in the event that the executive is terminated without cause or disability (as defined below) or the executive terminates his employment for good reason (as defined below).

Each of the executive employment agreements are one-year renewable employment agreements (other than Mr. Davis whose agreement is for two year terms). The employment agreements provide for additional payments to be made to the executive upon the termination of his employment for any of the following reasons:

▪
If the executive is terminated without cause, or if the executive terminates his employment for good reason not in connection with a change of control, he will be entitled to: (i) a lump sum payment in an amount equal to his then current base salary, (ii) continuation of the health and welfare benefits (or the economic equivalent thereof) for one year after the termination and (iii) the right to exercise immediately any stock options and to freely trade any restricted stock that, but for such termination, would have become exercisable or tradable, as the case may be, within one year of the date of such termination.

▪
In addition to the foregoing, if the executive is terminated without cause or terminates his employment for good reason as a result of a change of control (including without limitation any termination within two years of a change of control) then he shall also be entitled to a lump sum payment in an amount equal to the greater of: (i) his then targeted annual bonus or (ii) his annual bonus immediately prior to the change of control.   Mr. Davis’s employment agreement further provides that in the event of a change of control, on the first annual anniversary of the effective date of such change of control, all stock options granted to him prior to the effective date of the change of control that have not otherwise vested or expired shall automatically vest and be exercisable.

▪
If the executive’s employment is terminated due to disability, the executive will be entitled to: (i) continuation of payment of his base salary until he commences to receive payments under the Company’s long-term disability plan, (ii) continuation of the health and welfare benefits (or the economic equivalent thereof) for one year after the date of termination and (iii) the right to exercise immediately that proportion of the stock options which would become exercisable on or before the anniversary date of the employment agreement immediately following the date of termination equal to the number of days worked by the executive since the preceding anniversary date to the termination date, divided by 365 days.

▪
If the Company provides the executive with a notice of non-renewal for the employment agreement in accordance with the notice provisions of the agreement, the executive will be entitled to: (i) continuation of payment of his base salary for a period equal to one year less the number of days notice given by the Company to the executive that it does not wish to extend or further extend the employment agreement, (ii) continuation of the health and welfare benefits (or the economic equivalent) for one year after such termination and (iii) the right to exercise immediately any stock options and to trade freely any restricted stock granted to the executive which, but for such termination, would have become exercisable or freely tradable, as the case may be, on or before the anniversary date of the agreement immediately following the date on which the continuation of his base salary ends; provided, however, that the amounts paid to the executive in the form of continued base salary payments shall be offset on a dollar for dollar basis by any cash, or the fair market value of any non-cash, remuneration, benefit or other entitlement earned, received or receivable by him in connection with the employment of him in any capacity, other than dividends, interest income or other passive investment income earned as a result of an interest in a business or entity of which he owns less than 2% of the beneficial ownership.

The employment agreements restrict the executives from competing with the Company for the term of the agreement and for a period of one year after the termination of the employment.  The agreements automatically renew every year for an additional one-year term (other than Mr. Davis whose agreement is for a two year term), unless either party gives notice of termination at least three months prior to the anniversary of the agreement.

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

“Good Reason” is generally defined for the executive officers as one of the following: (i) the Company permanently relocates its office more than 50 miles, (ii) the executive’s base salary is materially decreased by the Company, (iii) the Company fails to obtain the full assumption of the executive’s employment agreement by a successor entity in the event of an acquisition of the Company or (iv) the Company liquidates or dissolves or sells substantially all of its assets.  “Good Reason” is generally defined for Mr. Davis to also include a material reduction of his then current duties.

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

Outstanding Equity Awards at December 31, 2008
The following table shows the number and value of stock options (exercisable and not) held on December 31, 2008 by the named executive officers.  There were no vested restricted shares held on December 31, 2008 by any of the named executive officers.

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Stephen R. Davis	12/19/2002	8,750	-	$3.870000	12/19/2010	(1)
	12/19/2002	8,750	-	$3.870000	12/19/2011	(1)
	12/15/2003	7,875	-	$8.790000	12/15/2009	(1)
	12/15/2003	7,875	-	$8.790000	12/15/2010	(1)
	12/15/2003	7,875	-	$8.790000	12/15/2011	(1)
	12/15/2003	7,875	-	$8.790000	12/15/2012	(1)
	12/21/2004	25,000	-	$9.050000	12/21/2012	(1)
	12/21/2004	25,000	-	$9.050000	12/21/2013	(1)
	12/21/2004	25,000	-	$9.050000	12/21/2010	(1)
	12/21/2004	25,000	-	$9.050000	12/21/2011	(1)
	12/16/2005	6,930	-	$7.880000	12/16/2011	(1)
	12/16/2005	6,930	-	$7.880000	12/16/2012	(1)
	12/16/2005	6,930	-	$7.880000	12/16/2013	(1)
	12/16/2005	-	6,930	$7.880000	12/16/2014	(1)
	12/15/2006	9,100	-	$5.780000	12/15/2012	(1)
	12/15/2006	9,100	-	$5.780000	12/15/2013	(1)
	12/15/2006	-	9,100	$5.780000	12/15/2014	(1)
	12/15/2006	-	9,100	$5.780000	12/15/2015	(1)
	1/17/2007	-	12,000	$6.200000	1/17/2015	(2)
	12/20/2007	6,563	-	$3.560000	12/20/2013	(1)
	12/20/2007	-	6,563	$3.560000	12/20/2014	(1)
	12/20/2007	-	6,562	$3.560000	12/20/2015	(1)
	12/20/2007	-	6,562	$3.560000	12/20/2016	(1)
	4/24/2008	29,750	-	$1.200000	7/24/2013	(3)
	4/24/2008	29,750	-	$1.200000	10/24/2013	(3)
	4/24/2008	-	29,750	$1.200000	1/24/2014	(3)
	4/24/2008	-	29,750	$1.200000	4/24/2014	(3)
	4/24/2008	-	29,750	$1.200000	7/24/2014	(3)
	4/24/2008	-	29,750	$1.200000	10/24/2014	(3)
	4/24/2008	-	29,750	$1.200000	1/24/2015	(3)
	4/24/2008	-	29,750	$1.200000	4/24/2015	(3)
	4/24/2008	-	29,750	$1.200000	7/24/2015	(3)
	4/24/2008	-	29,750	$1.200000	10/24/2015	(3)
	4/24/2008	-	29,750	$1.200000	1/24/2016	(3)
	4/24/2008	-	29,750	$1.200000	4/24/2016	(3)
	4/24/2008	-	4,366	$1.200000	7/24/2016	(3)
	4/24/2008	-	25,384	$1.200000	7/24/2016	(3)
	4/24/2008	-	29,750	$1.200000	10/24/2016	(3)
	4/24/2008	-	29,750	$1.200000	1/24/2017	(3)
	4/24/2008	-	29,750	$1.200000	4/24/2017	(3)
	7/25/2008	14,000	-	$1.200000	7/24/2013	(3)
	7/25/2008	14,000	-	$1.200000	10/24/2013	(3)
	7/25/2008	-	14,000	$1.200000	1/24/2014	(3)
	7/25/2008	-	14,000	$1.200000	4/24/2014	(3)
	7/25/2008	-	14,000	$1.200000	7/24/2014	(3)
	7/25/2008	-	14,000	$1.200000	10/24/2014	(3)
	7/25/2008	-	14,000	$1.200000	1/24/2015	(3)
	7/25/2008	-	14,000	$1.200000	4/24/2015	(3)
	7/25/2008	-	14,000	$1.200000	7/24/2015	(3)
	7/25/2008	-	14,000	$1.200000	10/24/2015	(3)
	7/25/2008	-	14,000	$1.200000	1/24/2016	(3)
	7/25/2008	-	14,000	$1.200000	4/24/2016	(3)
	7/25/2008	-	14,000	$1.200000	7/24/2016	(3)
	7/25/2008	-	14,000	$1.200000	10/24/2016	(3)
	7/25/2008	-	14,000	$1.200000	1/24/2017	(3)
	7/25/2008	-	14,000	$1.200000	4/24/2017	(3)

Thomas A. Pitler	12/31/1999	15,000	-	$16.500000	12/31/2009	(4)
	12/31/2000	7,000	-	$35.125000	12/31/2010	(4)
	12/31/2001	1,440	-	$17.484375	12/31/2009	(4)
	12/31/2001	1,440	-	$17.484375	12/31/2011	(4)
	12/31/2001	1,440	-	$17.484375	12/31/2011	(4)
	12/19/2002	1,206	-	$3.870000	12/19/2010	(4)
	12/19/2002	1,206	-	$3.870000	12/19/2011	(4)
	12/19/2002	1,206	-	$3.870000	12/19/2012	(4)
	12/15/2003	1,463	-	$8.790000	12/15/2009	(1)
	12/15/2003	1,463	-	$8.790000	12/15/2010	(1)
	12/15/2003	1,462	-	$8.790000	12/15/2011	(1)
	12/15/2003	1,462	-	$8.790000	12/15/2012	(1)
	5/21/2004	10,000	-	$9.500000	5/21/2010	(1)
	5/21/2004	10,000	-	$9.500000	5/21/2011	(1)
	5/21/2004	10,000	-	$9.500000	5/21/2012	(1)
	5/21/2004	10,000	-	$9.500000	5/21/2013	(1)
	12/21/2004	5,000	-	$9.050000	12/21/2010	(1)
	12/21/2004	5,000	-	$9.050000	12/21/2011	(1)
	12/21/2004	5,000	-	$9.050000	12/21/2012	(1)
	12/21/2004	5,000	-	$9.050000	12/21/2013	(1)
	12/16/2005	4,950	-	$7.880000	12/16/2011	(1)
	12/16/2005	4,950	-	$7.880000	12/16/2012	(1)
	12/16/2005	4,950	-	$7.880000	12/16/2013	(1)
	12/16/2005	-	4,950	$7.880000	12/16/2014	(1)
	12/15/2006	-	-	$5.780000	12/15/2012	(1)
	12/15/2006	-	-	$5.780000	12/15/2013	(1)
	12/15/2006	-	5,687	$5.780000	12/15/2014	(1)
	12/15/2006	-	5,687	$5.780000	12/15/2015	(1)
	1/17/2007	-	50,000	$6.200000	1/17/2015	(2)
	12/20/2007	3,282	-	$3.560000	12/20/2013	(1)
	12/20/2007	-	3,281	$3.560000	12/20/2014	(1)
	12/20/2007	-	3,281	$3.560000	12/20/2015	(1)
	12/20/2007	-	3,281	$3.560000	12/20/2016	(1)
	4/24/2008	10,625	-	$1.200000	7/24/2013	(3)
	4/24/2008	10,625	-	$1.200000	10/24/2013	(3)
	4/24/2008	-	10,625	$1.200000	1/24/2014	(3)
	4/24/2008	-	10,625	$1.200000	4/24/2014	(3)
	4/24/2008	-	10,625	$1.200000	7/24/2014	(3)
	4/24/2008	-	10,625	$1.200000	10/24/2014	(3)
	4/24/2008	-	10,625	$1.200000	1/24/2015	(3)
	4/24/2008	-	10,625	$1.200000	4/24/2015	(3)
	4/24/2008	-	10,625	$1.200000	7/24/2015	(3)
	4/24/2008	-	10,625	$1.200000	10/24/2015	(3)
	4/24/2008	-	10,625	$1.200000	1/24/2016	(3)
	4/24/2008	-	10,625	$1.200000	4/24/2016	(3)
	4/24/2008	-	10,625	$1.200000	7/24/2016	(3)
	4/24/2008	-	10,625	$1.200000	10/24/2016	(3)
	4/24/2008	-	10,625	$1.200000	1/24/2017	(3)
	4/24/2008	-	10,625	$1.200000	4/24/2017	(3)
	7/25/2008	-	-	$1.200000	7/24/2013	(3)
	7/25/2008	-	-	$1.200000	10/24/2013	(3)
	7/25/2008	-	5,000	$1.200000	1/24/2014	(3)
	7/25/2008	-	5,000	$1.200000	4/24/2014	(3)
	7/25/2008	-	5,000	$1.200000	7/24/2014	(3)
	7/25/2008	-	5,000	$1.200000	10/24/2014	(3)
	7/25/2008	-	5,000	$1.200000	1/24/2015	(3)
	7/25/2008	-	5,000	$1.200000	4/24/2015	(3)
	7/25/2008	-	5,000	$1.200000	7/24/2015	(3)
	7/25/2008	-	5,000	$1.200000	10/24/2015	(3)
	7/25/2008	-	5,000	$1.200000	1/24/2016	(3)
	7/25/2008	-	5,000	$1.200000	4/24/2016	(3)
	7/25/2008	-	5,000	$1.200000	7/24/2016	(3)
	7/25/2008	-	5,000	$1.200000	10/24/2016	(3)
	7/25/2008	-	5,000	$1.200000	1/24/2017	(3)
	7/25/2008	-	5,000	$1.200000	4/24/2017	(3)

Kenneth J. Sprenger	12/6/2005	12,000	8,000	$7.480000	12/6/2015	(5)
	12/16/2005	1,020	-	$7.880000	12/16/2011	(1)
	12/16/2005	1,020	-	$7.880000	12/16/2012	(1)
	12/16/2005	1,020	-	$7.880000	12/16/2013	(1)
	12/16/2005	-	1,020	$7.880000	12/16/2014	(1)
	12/15/2006	864	-	$5.780000	12/15/2012	(1)
	12/15/2006	864	-	$5.780000	12/15/2013	(1)
	12/15/2006	-	864	$5.780000	12/15/2014	(1)
	12/15/2006	-	863	$5.780000	12/15/2015	(1)
	1/17/2007	-	50,000	$6.200000	1/17/2015	(2)
	12/20/2007	3,282	-	$3.560000	12/20/2013	(1)
	12/20/2007	-	3,281	$3.560000	12/20/2014	(1)
	12/20/2007	-	3,281	$3.560000	12/20/2015	(1)
	12/20/2007	-	3,281	$3.560000	12/20/2016	(1)
	4/24/2008	10,625	-	$1.200000	7/24/2013	(3)
	4/24/2008	10,625	-	$1.200000	10/24/2013	(3)
	4/24/2008	-	10,625	$1.200000	1/24/2014	(3)
	4/24/2008	-	10,625	$1.200000	4/24/2014	(3)
	4/24/2008	-	10,625	$1.200000	7/24/2014	(3)
	4/24/2008	-	10,625	$1.200000	10/24/2014	(3)
	4/24/2008	-	10,625	$1.200000	1/24/2015	(3)
	4/24/2008	-	10,625	$1.200000	4/24/2015	(3)
	4/24/2008	-	10,625	$1.200000	7/24/2015	(3)
	4/24/2008	-	10,625	$1.200000	10/24/2015	(3)
	4/24/2008	-	10,625	$1.200000	1/24/2016	(3)
	4/24/2008	-	10,625	$1.200000	4/24/2016	(3)
	4/24/2008	-	10,625	$1.200000	7/24/2016	(3)
	4/24/2008	-	10,625	$1.200000	10/24/2016	(3)
	4/24/2008	-	10,625	$1.200000	1/24/2017	(3)
	4/24/2008	-	10,625	$1.200000	4/24/2017	(3)
	7/25/2008	5,000	-	$1.200000	7/24/2013	(3)
	7/25/2008	-	5,000	$1.200000	1/24/2014	(3)
	7/25/2008	-	5,000	$1.200000	4/24/2014	(3)
	7/25/2008	-	5,000	$1.200000	7/24/2014	(3)
	7/25/2008	-	5,000	$1.200000	10/24/2014	(3)
	7/25/2008	-	5,000	$1.200000	1/24/2015	(3)
	7/25/2008	-	5,000	$1.200000	4/24/2015	(3)
	7/25/2008	-	5,000	$1.200000	7/24/2015	(3)
	7/25/2008	-	5,000	$1.200000	10/24/2015	(3)
	7/25/2008	-	5,000	$1.200000	1/24/2016	(3)
	7/25/2008	-	5,000	$1.200000	4/24/2016	(3)
	7/25/2008	-	5,000	$1.200000	7/24/2016	(3)
	7/25/2008	-	5,000	$1.200000	10/24/2016	(3)
	7/25/2008	-	5,000	$1.200000	1/24/2017	(3)
	7/25/2008	-	5,000	$1.200000	4/24/2017	(3)

Srdjan Stankovic	4/24/2008	12,750	-	$1.200000	7/24/2013	(3)
	4/24/2008	12,750	-	$1.200000	10/24/2013	(3)
	4/24/2008	-	12,750	$1.200000	1/24/2014	(3)
	4/24/2008	-	12,750	$1.200000	4/24/2014	(3)
	4/24/2008	-	12,750	$1.200000	7/24/2014	(3)
	4/24/2008	-	12,750	$1.200000	10/24/2014	(3)
	4/24/2008	-	12,750	$1.200000	1/24/2015	(3)
	4/24/2008	-	12,750	$1.200000	4/24/2015	(3)
	4/24/2008	-	12,750	$1.200000	7/24/2015	(3)
	4/24/2008	-	12,750	$1.200000	10/24/2015	(3)
	4/24/2008	-	12,750	$1.200000	1/24/2016	(3)
	4/24/2008	-	12,750	$1.200000	4/24/2016	(3)
	4/24/2008	-	12,750	$1.200000	7/24/2016	(3)
	4/24/2008	-	12,750	$1.200000	10/24/2016	(3)
	4/24/2008	-	12,750	$1.200000	1/24/2017	(3)
	4/24/2008	-	12,750	$1.200000	4/24/2017	(3)
	7/25/2008	6,000	-	$1.200000	7/24/2013	(3)
	7/25/2008	6,000	-	$1.200000	10/24/2013	(3)
	7/25/2008	-	6,000	$1.200000	1/24/2014	(3)
	7/25/2008	-	6,000	$1.200000	4/24/2014	(3)
	7/25/2008	-	6,000	$1.200000	7/24/2014	(3)
	7/25/2008	-	6,000	$1.200000	10/24/2014	(3)
	7/25/2008	-	6,000	$1.200000	1/24/2015	(3)
	7/25/2008	-	6,000	$1.200000	4/24/2015	(3)
	7/25/2008	-	6,000	$1.200000	7/24/2015	(3)
	7/25/2008	-	6,000	$1.200000	10/24/2015	(3)
	7/25/2008	-	6,000	$1.200000	1/24/2016	(3)
	7/25/2008	-	6,000	$1.200000	4/24/2016	(3)
	7/25/2008	-	6,000	$1.200000	7/24/2016	(3)
	7/25/2008	-	6,000	$1.200000	10/24/2016	(3)
	7/25/2008	-	6,000	$1.200000	1/24/2017	(3)
	7/25/2008	-	6,000	$1.200000	4/24/2017	(3)

Notes:
(1)	These options vest in 4 equal annual installments and expire 5 years from each vesting date.
(2)	These options vest in full on the third anniversary of the date of grant and expire 8 years from date of grant.
(3)	These options vest quarterly in 16 equal installments over a 4 year period from date of grant with the first installment vesting 91 days after the grant date.
(4)	These options vest in 5 equal annual installments and expire 5 years from each vesting date.
(5)	This option vest in 5 equal annual installments and expire 10 years from each vesting date.

Director Compensation

The company does not pay directors who are also the Company’s employees any additional compensation for their service as directors.  Accordingly, Mr. Davis did not receive any additional compensation for his service as director.

The Compensation Committee reviews the compensation the Company pays to its non-employee directors. The Committee compares the Board of Directors’ compensation to compensation paid to non-employee directors by similarly sized public companies in similar businesses. The Committee also considers the responsibilities that the Company asks the Board of Directors members to assume and the amount of time required to perform those responsibilities. Directors of the Company are also reimbursed for out-of-pocket travel expenses incurred in connection with their attendance at Board of Directors meetings and other activities on behalf of the Company.

 The following table lists the compensation structure for chairing and serving on the Board of Directors and committees of the Board of Directors during 2008.
	Annual Retainer Fees			Annual Option Awards
Chairman of the Board	$100,000	(3)		-
Chairman of the Audit Committee	$25,000	(2))	(3)	2,500	(4)
Chairman of the Compensation, Governance, or Science Committee	$5,000	(3)		2,500	(4)	(5)
Member of the Board of Directors	$25,000	(3)		10,000	(1)
Members of Audit, Governance, Compensation, or Science Committee	-			1,500	(4)	(5)
_____________
Notes:
(1)	Granted in quarterly increments of 2,500 options.
(2)	Annual maximum of $5,000 to a director if a director chairs more than one committee with the exception of the chair of the Audit Committee, who receives $25,000 annually for that position.
(3)	All annual retainers are paid in quarterly installments.
(4)	Granted annually upon appointment to each committee.
(5)	Annual maximum of 5,000 options to a director for committee service.

All options are granted from the 2000 Non-Employee Directors Stock Option Plan at the closing price of the Company’s Common Stock on the date of grant. Annual grants vest in twelve equal installments over one year and expire 10 years from the date of grant. Committee grants vest in three equal installments over three months and expire 10 years from date of grant.

The following table summarizes the compensation of the Company’s directors for the year ended December 31, 2008.

Director Compensation as of December 31, 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) (2) ($)	Total ($)
Julian C. Baker	30,000	-	10,688	40,688
Eran Broshy	30,000	-	10,688	40,688
Stewart Hen	25,000	-	9,569	34,569
John L. LaMattina	20,810	-	3,543	24,353
Craig Saxton, M.D.	127,500	42,918	15,703	188,621
John Simon, Ph.D.	50,000	-	5,856	55,856
______________
Notes:
(1)
Represents the compensation costs for financial reporting purposes for the year ended December 31, 2008 under SFAS 123(R). See Note 8 to the Company’s consolidated financial statements, as set forth in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, for the assumptions made in determining SFAS 123(R) values, except that for purposes of the amounts shown, no forfeitures were assumed to take place.  Based upon the retirement provisions of the plan documents the full compensation expense is recorded as of the date of grant.  There can be no assurance that the SFAS 123(R) amounts will ever be realized.  The maximum amount of options granted to a single director is 15,000 per year.

(2)
At December 31, 2008, the aggregate number of option awards outstanding was:  Mr. Julian C. Baker – 123,035 shares; Mr. Eran Broshy – 90,309 shares; Mr. Stewart Hen – 82,542 shares; Mr. John L. LaMattina – 12,324 shares; Dr. Craig Saxton – 175,747 shares and Dr. John Simon – 102,754 shares.

Compensation information for the Company’s employee director Mr. Stephen R. Davis is included in the Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plan

Incorporated by reference to Item 5 of the Company's Annual Report on Form 10-K for the period ended December 31, 2008.

Security Ownership of Certain Beneficial Owners and Management

The table below reflects the number of shares beneficially owned by (a) each director of the Company; (b) each executive officer of the Company named in the Summary Compensation Table; (c) all current directors and executive officers as a group; and (d) each person or group known to the Company to own more than 5% of the outstanding shares of Neurogen Common Stock. Unless otherwise noted the information is stated as April 16, 2009 and the beneficial owners exercise sole voting and investment power over the shares. Shares of Common Stock outstanding on April 16, 2009 were 68,697,557.
Name and Address of Beneficial Owner	Shares Owned including Options Exercisable within 60 days of April 16, 2009	Right to Acquire Beneficial Ownership under Options Exercisable within 60 days of April 16, 2009	Percent of Common Stock owned
Warburg Pincus & Co. (1)	13,571,411		19.9
466 Lexington Avenue
New York, NY 10017
Andrew H. Tisch (2)	947,108		1.4
Daniel R. Tisch (2)	947,108		1.4
James S. Tisch (2)	947,108		1.4
Thomas J. Tisch (2)	947,108		1.4
Joan H. Tisch (2)	24,100		*
Four-Fourteen Partners, LLC (2)	2,800,004		4.1
667 Madison Avenue East 52nd Street
New York, NY 10065
Tang Capital Management (3)	4,578,980		6.7
441 Eastgate Mall
San Diego, CA 92121
Columbia Wanger Asset Management, L.P. (4)	3,660,000		5.4
227 West Monroe Street, Suite 3000
Chicago, IL 60606
All current officers and directors as a group (10 persons)	10,266,421	1,300,745	14.9
Stephen R. Davis	512,825	369,553	*
Julian C. Baker (5)	8,402,139	122,033	12.2
Eran Broshy	89,307	89,307	*
Stewart Hen	82,166	82,166	*
John LaMattina	11,948	11,948	*
Thomas A. Pitler	256,111	187,796	*
Craig Saxton	199,620	174,620	*
John Simon	410,246	101,752	*
Kenneth J. Sprenger	146,499	86,570	*
Srdjan Stankovic	155,560	75,000	*

_____________
Notes:
*	Less than 1% of the outstanding shares of common stock.
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

(2)
Based on Schedule 13G/A with the SEC on January 30, 2009, reporting beneficial ownership as of December 31, 2008, by Andrew H. Tisch, Daniel R. Tisch, James H. Tisch, Thomas J. Tisch and Joan H. Tisch.  The shares held by Andrew H. Tisch include 694,803 shares held directly by Andrew H. Tisch, 126,153 shares held by Andrew H. Tisch 1995 Issue Trust 1, and 126,152 shares held by Andrew H. Tisch 1995 Issue Trust 2 as to which Daniel R. Tisch has sole voting and sole dispositive power. The shares held by Daniel R. Tisch include 694,803 shares held directly by Daniel R. Tisch and 252,305 shares held by the Daniel R. Tisch 1999 Issue Trust as to which Daniel R. Tisch has sole voting and sole dispositive power.  The shares held by James H. Tisch include 694,803 held directly by James H. Tisch and 252,305 shares  held by the James S. Tisch 1995 Issue Trust as to which James S. Tisch has sole voting and sole dispositive power.  Joan H. Tisch holds 24,100 shares as to which she has sole voting and dispositive power.  The shares held by Thomas J. Tisch include 694,803 held directly by Thomas J. Tisch and 252,305 shares held by the Thomas J. Tisch 1994 Issue Trust and 2,800,004 shares held by Four-Fourteen Partners, LLC as to which Thomas J. Tisch has sole voting and sole dispositive power.  By virtue of their status as trustees of the respective Trusts referred to above, each of Andrew H. Tisch, Daniel R. Tisch, James S. Tisch and Thomas J. Tisch may be deemed to be the beneficial owner of securities held by those trusts.  By virtue of his status as manager of Four-Fourteen Partners, LLC, Thomas J. Tisch may be deemed to be the beneficial owner of securities owned by Four-Fourteen Partners, LLC.   Each of Andrew H. Tisch, Daniel R. Tisch, James S. Tisch, Joan H. Tisch and Thomas J. Tisch disclaims that he or she and any other person or persons in fact constitute a "group" for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, or Rule 13d-5 thereunder or that he is the beneficial owner of, or has a pecuniary interest in, any securities owned by any other person.  The address of each person is 667 Madison Ave., 7th Floor, New York, NY 10021, except for Daniel R. Tisch, whose address is 500 Park Ave., New York, NY 10022.

(3)
Based on a Schedule 13G/A filed with the SEC on February 17, 2009 which reported beneficial ownership as of December 13, 2008 for Tang Capital Partners, LP and Tang Capital Management as the general partner of Tang Capital Partners.  Tang Capital  Management, Tang capital Partners and Kevin C. Tang share voting and dispositive power over the 4,578,980 shares.  Kevin C. Tang is manager of Tang Capital Management.  Mr Tang disclaims beneficial ownership of all shares reported herein except to the extent of his pecuniary interest therein.

(4)
Based on a Schedule 13G/A filed with the SEC on January 27, 2009 reporting beneficial ownership as of December 31, 2008 by Columbia Wanger Asset Management, L.P., which acts as an investment adviser and  is deemed to have sole voting and sole dispositive power with respect to these shares.

(5)
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

Independence of the Board of Directors

Rules promulgated by the National Association of Securities Dealers, Inc. (“NASD”) for companies listed on the NASDAQ Stock Market LLC (“NASDAQ”) require that a majority of the members of a listed company’s board of directors qualify as “independent,” as affirmatively determined by the board of directors. Upon reviewing all relevant transactions or relationships between each director (and his or her family members) and the Company, its senior management and its independent registered public accountants, the Board has affirmatively determined that eight of the Company’s nine directors currently serving on the Board are “independent” within the meaning of the applicable NASDAQ rules. Stephen R. Davis, the Company’s President and Chief Executive Officer is not “independent” within the meaning of the NASDAQ rules. In making its independence determinations, the board considered all relationships between the Company and the director and the director’s family members including the direct or indirect interests of Julian Baker, Steward Hen, and John Simon in the recent financing transaction described under “Related Party Transactions”. Each of these directors was determined to be independent by the Company’s Board.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for professional services rendered by the Company’s independent registered public accountants, PricewaterhouseCoopers LLP (“PwC”), for 2008 and 2007, were as follows:

Audit Fees
The aggregate fees for the audit of the Company’s annual consolidated financial statements and its internal controls over financial reporting and reviews of the quarterly consolidated financial statements included in Forms 10-Q filed with the SEC were $334,930 and $387,930 for 2008 and 2007, respectively.

Audit-Related Fees
The aggregate fees related to the performance of the audits and reviews of the Company’s employee benefit plans, consultations concerning financial accounting and reporting standards, and services provided in connection with regulatory filings were $15,000 and $34,036 in 2008 and 2007, respectively.

Tax Fees
The aggregate fees related to professional services rendered for tax compliance were $24,610 and $58,700 for 2008 and 2007, respectively. The 2008 and 2007 fees included $2,170 and $20,000, respectively, for services related to the review of ownership change under section 382 of the Tax Code.

All Other Fees
No fees were billed by PwC during 2008 or 2007 other than fees for professional services reported above as audit fees, audit-related fees and tax fees.

Pre-Approval Policies and Procedures
The Audit Committee pre-approves audit and other permitted non-audit services provided by the Company’s independent registered public accountants. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is based on estimated fees and billable services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Company’s independent registered public accountants and senior management periodically report to the Audit Committee the extent of services provided by the independent registered public accountants in accordance with pre-approval, and the fees for the services performed to such date. In 2008, all of the fees for audit-related and tax fees were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1-2) Index to Financial Statements and Financial Statement Schedule

The information required in this item was included in the registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.

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

10.53	Employment Contract between the Company and Srdjan Stankovic, dated as of April 14, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated April 24, 2008).

10.54	Employment Contract between the Company and Thomas A. Pitler dated as of March 30, 2009 (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K dated March 31, 2009).

10.55	Employment Contract between the Company and Kenneth Sprenger dated as of March 30, 2009 (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K dated March 31, 2009).

10.56	Employment Contract between the Company and George Maynard dated as of March 30, 2009 (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K dated March 31, 2009).

21.1	Subsidiary of the registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K dated March 31, 2009).

24.1
Powers of Attorney of Julian C. Baker, Eran Broshy, Stewart Hen, John L. LaMattina, Craig Saxton, and John Simon (incorporated by reference to Exhibit 24.1 to the Company’s Form 10-K dated March 31, 2009).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROGEN CORPORATION

By: /s/ THOMAS A. PITLER

Thomas A. Pitler Senior Vice President and Chief Business and Financial Officer Dated: April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

*
Craig Saxton	Chairman of the Board and Director	April 30, 2009

/s/ STEPHEN R. DAVIS
Stephen R. Davis	President and Chief Executive Officer and Director	April 30, 2009

*
Julian C. Baker	Director	April 30, 2009

*
Eran Broshy	Director	April 30, 2009

*
Stewart Hen	Director	April 30, 2009

*
John L. LaMattina	Director	April 30, 2009

*
John Simon	Director	April 30, 2009

* By: /s/ THOMAS A. PITLER
Thomas A. Pitler, Attorney-in-Fact