Form 10-Q
period 2009-05-14
NEUROGEN CORP
filed 2009-05-15
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes     ☒ No

As of May 13, 2009, the registrant had 68,697,557 shares of Common Stock outstanding.

FORM 10-Q
FOR THE FIRST QUARTER ENDED
MARCH 31, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(unaudited)
	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$23,849	$24,106
Marketable securities	1,502	6,967
Receivables from corporate partners	42	61
Assets held for sale	4,695	5,108
Other current assets, net	1,193	1,394
Total current assets	31,281	37,636
Property, plant & equipment:
Land, building and improvements	3,371	7,868
Equipment and furniture	2,802	3,253
	6,173	11,121
Less accumulated depreciation and amortization	4,061	4,019
Net property, plant and equipment	2,112	7,102
Other assets, net	27	30
Total assets	$33,420	$44,768
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,856	$4,555
Unearned income from sale of patent estate	1,250	-
Loans payable, current portion	4,407	4,692
Total current liabilities	8,513	9,247
Loans payable, net of current portion	2,720	2,807
Total liabilities	11,233	12,054
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.025 per share
Authorized 10,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 150,000 shares; issued and outstanding 68,332 and 68,044
shares at March 31, 2009 and December 31, 2008, respectively	1,708	1,701
Additional paid-in capital	353,737	353,420
Accumulated deficit	(333,260)	(322,424)
Accumulated other comprehensive income (loss)	2	17
Total stockholders’ equity	22,187	32,714
Total liabilities and stockholders’ equity	$33,420	$44,768

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Operating expenses:
Research and development	$3,275	$12,054
General and administrative	2,111	2,163
Restructuring and asset impairment charges	5,568	2,490
Total operating expenses	10,954	16,707
Operating loss	(10,954)	(16,707)
Other income (expense):
Investment and other income	180	317
Interest expense	(90)	(151)
Total other income, net	90	166
Loss before income taxes	(10,864)	(16,541)
Income tax benefit	28	23
Net loss	$(10,836)	$(16,518)
Basic and diluted loss per share	$(0.16)	$(0.39)

Shares used in calculation of basic and diluted loss per share	68,306	42,012

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flows from operating activities:
Net loss	$(10,836)	$(16,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	115	537
Amortization of investment premium/discount	-	26
Non-cash compensation expense	279	233
401(k) match expense	45	164
Impairment loss on assets held for sale	413	-
Impairment loss on assets held for use	4,833	-
Loss on disposal of fixed assets	23	-
Changes in operating assets and liabilities:
Decrease in receivables from corporate partners	19	154
Decrease (increase) in other assets, net	204	(280)
Decrease in accounts payable and accrued expenses	(1,699)	(805)
Decrease in unearned income from sale of patent estate	1,250	-
Net cash used in operating activities	(5,354)	(16,489)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(165)
Proceeds on sales of assets	19	-
Maturities and sales of marketable securities	5,450	7,538
Net cash provided by investing activities	5,469	7,373
Cash flows from financing activities:
Principal payments under loans payable	(372)	(367)
Net cash used in financing activities	(372)	(367)
Net decrease in cash and cash equivalents	(257)	(9,483)
Cash and cash equivalents at beginning of period	24,106	21,227
Cash and cash equivalents at end of period	$23,849	$11,744

See accompanying notes to condensed consolidated financial statements.

  NEUROGEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements have been prepared from the books and records of Neurogen Corporation (“Neurogen” or the “Company”) in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position and operations have been included. The condensed consolidated balance sheet at December 31, 2008 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, the unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the significant accounting policies described in Note 2, for the year ended December 31, 2008, included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of the results that may be expected for the full fiscal year.

(2) NATURE OF THE BUSINESS

Neurogen, incorporated under the laws of the State of Delaware in 1987, is a company that has historically engaged in the development of new drugs for a broad range of pharmaceutical uses. Neurogen has focused on advancing new small molecule drugs where existing therapies achieve limited therapeutic effects or produce unsatisfactory side effects.  As described in Note 7 below, Neurogen recently announced that as a result of dramatic increases in the cost of capital for the biotechnology industry and the very unfavorable environment in which biotechnology companies currently operate, it is exploring strategic options, including a sale of the Company or a sale of major assets. While it pursues these options, the Company is taking steps to conserve capital, including suspending the enrollment of new patients in Phase 2 studies for Parkinson’s disease and restless legs syndrome, or RLS.

The Company has not derived any revenue from product sales to date. If the Company continues to develop its drug candidates, it would expect to incur substantial and increasing losses for at least the next several years and would need substantial additional financing to obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities, which the Company would seek to raise through equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. In such scenario, there could be no assurance that such funds will be available on terms favorable to the Company, if at all. There could be no assurance that the Company would successfully complete its research and development, obtain adequate patent protection for its technology, obtain necessary government regulatory approval for drug candidates the Company develops or that any approved drug candidates would be commercially viable. In addition, the Company may not be profitable even if it succeeds in developing and commercializing any of its drug candidates. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the Report of the Independent Registered Public Accounting Firm to the Company’s audited financial statements for the period ended December 31, 2008 filed in the Annual Report on Form 10-K indicates that there are a number of factors that raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  If the Company became unable to continue as a going concern, it would have to liquidate its assets and might receive significantly less than the value at which those assets are carried on the consolidated financial statements.

As a result of what the Company views as dramatic increases for the cost of capital for the biotechnology industry and the very unfavorable environment for biotechnology companies, the Company is pursuing strategic options as described above.  In the current environment, the Company believes available strategic options could require the Company to, among other things:

▪	further delay, reduce the scope of or eliminate some or all of our development programs;

▪	relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose;

▪	eliminate or defer the start of clinical trials or the chemical formulation and manufacturing efforts required to advance drug candidates;

▪	sell some or all of our assets on less than favorable terms than we would otherwise choose; and

▪	conclude a merger or acquisition on terms less favorable than we would otherwise choose.

(3) RESTRUCTURING PLAN

Reductions in Force

In February and April 2008, the Company announced reductions in its workforce as part of a restructuring plan to focus the Company’s resources on advancing its clinical assets. As part of this plan, Neurogen eliminated approximately 115 employee positions inclusive of both administrative and research functions, representing approximately 80% of its total workforce. Affected employees were eligible for a severance package that included severance pay, continuation of benefits and outplacement services. An estimated charge of $2,490,000 was recorded in the first quarter of 2008, including $2,390,000 related to employee separation costs and $100,000 related to outplacement and administrative fees. An estimated charge of $2,640,000 was recorded in the second quarter of 2008, including $2,550,000 related to employee separation costs and $90,000 related to outplacement and administrative fees. The majority of these fees were paid during 2008.

In March 2009, the Company reduced its workforce by 11 employees in order to further focus the Company’s resources on advancing its clinical assets. Affected employees were eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. An estimated charge of $322,000 was recorded in the first quarter of 2009, including $311,000 related to employee separation costs and $11,000 related to outplacement and administrative fees. The majority of these fees will be paid in the second and third quarters of 2009. Additionally, the Company performed another reduction prior to the date of filing this Form 10-Q, which is discussed further in Note 7 below.

Assets Held for Sale

In April 2008, Neurogen placed two of its three properties, or approximately 64% of its square footage, up for sale. In the second quarter of 2008, Neurogen reduced the carrying value of those facilities, recording an impairment charge of $7,200,000, and classified the buildings as held for sale.  In the third and fourth quarters of 2008, the Company recorded additional impairment charges of $2,600,000 and $600,000, respectively, based on two separate third party offers received to purchase the properties.

     As of March 31, 2009, the Company recorded an incremental charge of $370,000 on the two held for sale properties, which is management’s best estimate of fair value based on current market conditions and status of negotiations with a third party buyer. Additionally, the Company recorded a $43,000 impairment charge related to equipment that is held for sale and not to be disposed with the sale of the properties. The $4,695,000 carrying value of the assets held for sale as of March 31, 2009 represent management's best estimate of fair value less costs to sell.

Assets Held for Use

During the first quarter of fiscal 2009, market developments caused the Company to change its business plan and management to assess its assets held for use for impairment under SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, or SFAS 144. The held for use long-lived assets consist primarily of a building currently occupied by the Company, as well as certain laboratory and office equipment. As a result of such assessment, the Company determined that the carrying value of these long-lived assets exceeded the expected future undiscounted cash flows. Accordingly, the Company recognized a $4,833,000 impairment loss based on the difference between the carrying value of these long-lived assets and the estimated fair value of $2,112,000. This represents the Company’s best estimate at this time; however, future circumstances may cause further impairment charges to be incurred.

(4) FAIR VALUE MEASUREMENTS

The following tables represent the Company’s fair value hierarchy for its assets (investments and long-lived assets), which are measured at fair value in accordance with SFAS No. 157, Fair Value Measurements, or SFAS 157 (in thousands):

	March 31, 2009
	Level 1	Level 2	Level 3	Total

U.S. government notes	$-	$1,502	$-	$1,502
Assets held for sale	-	-	4,695	4,695
Assets held for use	-	-	2,112	2,112
Total	$-	$1,502	$6,807	$8,309

	December 31, 2008
	Level 1	Level 2	Level 3	Total

U.S. government notes	$-	$1,513	$-	$1,513
Corporate notes and bonds		5,454	-	5,454
Assets held for sale	-	-	5,108	5,108
Total	$-	$6,967	$5,108	$12,075

The Company’s marketable securities at March 31, 2009 are comprised of U.S. government notes, which are measured at fair value using quoted market prices (inactively-traded) and are classified within Level 2 of the valuation hierarchy. The marketable securities fair value at March 31, 2009 and December 31, 2008 approximates the amortized cost for the same periods. None of the Company’s marketable securities are in an unrealized loss position as of March 31, 2009.

The Company’s long-lived assets held for sale at March 31, 2009 are measured at fair value based on an active offer from a potential buyer as well as a quoted valuation based on the recent sales of similar properties. As such, the inputs are a combination of observable and unobservable and are classified within Level 3 of the valuation hierarchy. In accordance with the provisions of SFAS 144, long-lived assets held for sale with a carrying amount of $5,108,000 were written down to their fair value of $4,695,000, net of costs to sell, resulting in a loss of $413,000 during the quarter ended March 31, 2009, which was included in earnings for the period.

The Company’s long-lived assets held for use at March 31, 2009 are measured at fair value using recent sales prices of comparable properties, a calculation of the value using discounted cash flows, and estimates per management.  As such, the inputs are a combination of observable and unobservable and are also classified within Level 3 of the valuation hierarchy. In accordance with the provisions of SFAS 144, long-lived assets held for use with a carrying amount of $6,945,000 were written down to their fair value of $2,112,000, resulting in an impairment charge of $4,833,000 during the quarter ended March 31, 2009, which was included in earnings for the period.

(5) NET LOSS PER COMMON SHARE

The Company computes and presents net loss per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per share reflects no dilution for common equivalent shares and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and unvested restricted stock and are calculated using the treasury stock method. Since the Company is in a loss position for all periods presented, the effect of potential common equivalent shares would have been anti-dilutive; therefore, the calculation of diluted loss per share does not consider the effect of stock options and unvested restricted stock.

Stock options of 4,666,888 and 5,380,243 (including 25,000 unvested restricted stock shares in 2008) in aggregate outstanding as of March 31, 2009 and 2008, respectively, represented all potentially dilutive securities that were excluded for the calculation of diluted loss per share.

(6) COMMITMENTS AND CONTINGENCIES

In May 2008, the Company provided confirmation letters to all benefit-eligible employees indicating that each terminated employee would receive severance if it became necessary to further reduce the workforce of Neurogen prior to December 31, 2009.  As of March 31, 2009, the total amount of this commitment is approximately $2,161,000, including approximately $1,573,000 expected to be paid pursuant to existing employment contracts and $588,000 paid to employees without an employment agreement.  These amounts include those estimated and paid as part of the severance discussed in Note 7 below.

(7) SUBSEQUENT EVENTS

On May 12, 2009, Neurogen announced it is pursuing strategic options including a sale of the Company or a sale of its assets and that it is taking additional steps to conserve capital while it pursues these options. In connection with this announcement, Neurogen has suspended the enrollment of new patients in ongoing Phase 2 studies for Parkinson’s disease and RLS. Furthermore, the Company has eliminated approximately fifty percent of its staff positions since December 31, 2008. In April 2009, Neurogen entered into a definitive agreement with a global pharmaceutical company to sell a non-core patent estate for $400,000. Payment of the proceeds from this sale is subject to customary conditions relating to delivery of the compound and related information. Neurogen expects to receive all proceeds in the second quarter of 2009.

On April 20, 2009, Neurogen satisfied all obligations under the previously announced sale to a large pharmaceutical company of its C5a patent estate and will recognize $2,250,000 as income in the second quarter of 2009.  An advance payment of $1,250,000 was received during the first quarter ended March 31, 2009 and, accordingly, has been included as unearned income from sale of patent estate as of March 31, 2009.

On May 1, 2009, Neurogen further reduced its staff by four employees as part of its planned reduction of operations while it focuses on the completion of the sale of assets or other strategic options. In connection with the reduction of these four positions, a charge of approximately $468,000 will be recorded in the second quarter of 2009, including $460,000 related to employee separation costs, of which $380,000 was paid prior to filing this Form 10-Q pursuant to an existing executive employment contract, and $8,000 related to outplacement and administrative fees. All fees are expected to be paid in the second and third quarters of 2009.

On May 12, 2009, the Company signed an agreement with its real estate broker to list for sale its land and building that is currently in use.

As disclosed within the Company’s Form 10-K for the year ended December 31, 2008, the Company believed that it was entitled to a larger cash refund for tax credit carryovers from the state of Connecticut for certain prior years.  In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that it alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. Those companies, together with the Department of Revenue Services agreed to use the appeal of one of those companies as a representative case for trial.  After protracted litigation, the Tax Session of the Superior Court held that the representative company was entitled to exchange the balance of its unpaid research and development credits with the State, but that representative company had applied prematurely to exchange credits from later years before it had fully exchanged credits from earlier years.  The representative company has appealed that decision to the Connecticut Supreme Court.  On May 12, 2009, the Supreme Court announced its decision to uphold the decision of the trial court.  As such, no refunds will be received. The Company has fully reserved any assets related to this matter.

(8) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The provisions of EITF No. 07-1 also include enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount, and income statement classification of collaboration transactions between the parties. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. Its adoption in the first quarter of 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

 In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Since the Company has no unvested share-based payment awards that contain rights to receive nonforfeitable dividends, its adoption in the first quarter of 2009 had no impact on its financial position, results of operations or cash flows.

 In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  The EITF addresses the accounting for certain instruments as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The guidance is effective for fiscal years beginning after December 15, 2008. The Company noted that it has no instruments that meet the scope of this EITF and as such, its adoption in the first quarter of 2009 had no effect on financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of Neurogen Corporation (“Neurogen,” “the Company,” “we,” “us,” “our”). It should be read in conjunction with the financial statements in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2008.

Note Regarding Forward-looking Statements

Statements that are not historical facts, including statements about the our confidence and strategies, the status of various product development programs, the opportunities to sell assets or the Company, the sufficiency of cash to fund future operations and our expectations concerning our development compounds, drug development technologies and opportunities in the pharmaceutical marketplace are “forward-looking statements” within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, difficulties or delays in development, testing, regulatory approval, production and marketing of any of our drug candidates,  collaborations and alliances, acquisitions or business combinations, the failure to attract or retain key personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates which could slow or prevent product development efforts, competition within our anticipated product markets, our dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of our business, risk that patents and confidentiality agreements will not adequately protect our intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of our products our recent operational restructuring and other risks detailed our Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the year ended December 31, 2008, each of which could adversely affect our business and the accuracy of the forward-looking statements contained herein.  Any new material changes in risk factors since the Annual Report on Form 10-K for the year ended December 31, 2008 are discussed further in Part II, Item 1A.

 Overview

Since our inception in September 1987, we have been engaged in the discovery and development of drugs. We have not derived any revenue from product sales and have incurred, and if we continue the development of our drug candidates we expect to continue to incur, significant losses prior to deriving any such product revenues or earnings. Revenues to date have come from six collaborative research agreements, one license agreement and one technology transfer agreement.

We have not derived any revenue from product sales to date. If we continue to develop our drug candidates, we would expect to incur substantial and increasing losses for at least the next several years and would need substantial additional financing to obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities, which we would seek to raise through equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. In such scenario, there could be no assurance that such funds will be available on terms favorable to us, if at all. There could be no assurance that we would successfully complete our research and development, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for drug candidates we develop or that any approved drug candidates would be commercially viable. In addition, we may not be profitable even if we succeed in developing and commercializing any of our drug candidates. These circumstances raise substantial doubt about our ability to continue as a going concern. Additionally, the Report of the Independent Registered Public Accounting Firm to our audited financial statements for the period ended December 31, 2008 filed in the Annual Report on Form 10-K indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  If we became unable to continue as a going concern, we would have to liquidate our assets and might receive significantly less than the value at which those assets are carried on the consolidated financial statements.

During the first quarter of 2009, we further reduced our development and administrative staff by 11 employees down to 18 employees. This restructuring was a part of a continued initiative to focus our resources on advancing the Company's two clinical programs in restless legs syndrome, or RLS, and Parkinson's disease. In the first quarter of 2009, we continued to incur significant expenses relating to the development of aplindore, our D2 partial agonist, for Parkinson’s disease and RLS. On May 12, 2009, we announced that we are pursuing strategic options including a sale of the Company or a sale of our assets and that we are taking additional steps to conserve capital while we pursue these options. In connection with this announcement, we have suspended the enrollment of new patients in ongoing Phase 2 studies for Parkinson’s disease and RLS.  Since December 31, 2008, we have eliminated approximately 50% of our staff positions.

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

Three Months Ended March 31, 2009 and 2008

Operating revenues. We had no operating revenues for the three months ended March 31, 2009 and 2008. We are eligible to receive potential future milestone payments and royalties from Merck upon their achievement of certain development milestones.

Research and development expenses. Research and development expenses were $3.3 million and $12.1 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in research and development costs in the period ended March 31, 2009 compared to the same period ended 2008 was due to a reduction in outsourced clinical trials and development activities coupled with decreased personnel costs. Outsourced clinical trials decreased by $2.3 million as a result of the conclusions of the insomnia and obesity programs in 2008 as well as a reduction of expenses associated with Parkinson’s disease and RLS programs. Outsourced non-clinical development expenses, such as toxicology studies, chemical manufacturing, formulations and stability studies, for all of our unpartnered programs decreased by an additional $2.3 million in 2009 compared to the same period in 2008. Finally, internal expenses decreased during the first three months of the year compared to the same period in 2008 primarily due to a reduction in salary and benefits expense associated with the restructuring plans that became effective in February and April 2008. The reductions in force also caused significant decreases in all other categories of internal expense for research and development expenses. See the discussion below under general and administrative expenses for an explanation of how expenses associated with our facilities have moved from research and development expenses when these facilities were in use to general and administrative expenses once the facilities were classified as held for sale. Salary and benefits expenses associated with severance for the February 2008 and March 2009 restructurings are excluded from the table below and discussed further in Restructuring charges.

	Three Months Ended March 31,
	2009	2008	Change
	(in thousands)
Outsourced clinical expenses
Insomnia	$-	$300	$(300)
Obesity	-	159	(159)
Parkinson’s disease and RLS	967	2,853	(1,886)
Total outsourced clinical expenses	967	3,312	(2,345)
Outsourced development expenses	630	2,885	(2,255)
Internal expenses
Salary and benefits	1,291	3,552	(2,261)
Supplies and research	148	871	(723)
Computer and office supplies	29	161	(132)
Facilities and utilities	173	908	(735)
Recruiting and relocation	9	146	(137)
Travel and other costs	28	219	(191)
Total internal expenses	1,678	5,857	(4,179)

Total research and development expenses	$3,275	$12,054	$(8,779)

General and administrative expenses. General and administrative expenses were $2.1 million and $2.2 million for the three months ended March 31, 2009 and 2008, respectively. The most significant decreases occurred in salary and benefits expense and administrative expense, primarily related to the restructuring plan that began in February 2008.  Salary and benefits expenses associated with our February and April 2008 restructurings are excluded from the table below and discussed further in Restructuring charges. Once facilities previously used for research and development activities are classified as held for sale, the expenses associated with these facilities, from the time they are classified as held for sale, are included in general and administrative costs, since the buildings are no longer in use for research and development activities. During the time the facilities were in use for research and development activities such costs were recognized as research and development expenses.  Due primarily to the fact that facilities used for research and development in the first quarter of 2008 were held as available for sale in the first quarter of 2009, the facilities and utilities related expenses component of general and administrative expenses increased from quarter to quarter while the facilities and utilities related expenses component of research and development expenses decreased from quarter to quarter.  For the total Company, facilities and utilities costs have decreased by $0.6 million, down from $1.1 million for the three months ended March 31, 2008 to $0.5 million for the same period in 2009 as a result of the decrease in operating activities in facilities not in use.

	Three Months Ended March 31,
	2009	2008	Change
	(in thousands)
Salary and benefits	$780	$959	$(179)
Patents	186	107	79
Facilities and utilities	322	161	161
Administrative	593	735	(142)
Travel, supplies and other costs	230	201	29

Total general and administrative expenses	$2,111	$2,163	$(52)

Restructuring and impairment charges. Combined restructuring and asset impairment charges were $5.6 million and $2.5 million for the three months ended March 31, 2009 and 2008. The restructuring charge in 2009 includes a reduction in workforce on March 26, 2009 in which we eliminated 11 employee positions inclusive of both administrative and research functions, representing approximately 39% of our total workforce.  First quarter 2009 expenses associated with this workforce reduction were $0.3 million.  These expenses related primarily to employee separation costs as well as outplacement and administrative fees, the majority of which will be paid in the second and third quarters of 2009.  In the first quarter of 2009, we also recognized asset impairment charges of $4.9 million on long-lived assets held for use and $0.4 million on assets available for sale.

In the first quarter of 2008, we recognized a restructuring charge of $2.5 million associated with the reduction in workforce announced on February 5, 2008 in which we eliminated 70 employee positions inclusive of both administrative and research functions, representing approximately 50% of our total workforce at that time. This $2.5 million charge in the first quarter of 2008 included $2.4 million related to employee separation costs and $0.1 million related to outplacement and administrative fees, the majority of which was paid in 2008. Affected employees of all reductions are eligible for a severance package that includes severance pay, continuation of benefits and outplacement services. Since December 31, 2008, we have eliminated approximately 50% of our staff positions.

Other income, net of interest expense. Other income, net of interest expense, was $0.1 million for the three months ended March 31, 2009, compared to $0.2 million for the same period in 2008. The decrease is associated with our lower investment balance during 2009.

Net loss. The Company recognized a net loss of $10.8 million for the three months ended March 31, 2009 compared to $16.5 million for the same period in 2008. The $5.7 million decrease in net loss was primarily a result of the overall decrease in operating expenses, including restructuring and asset impairment charges in each quarter.

Liquidity and Capital Resources

At March 31, 2009 and December 31, 2008, cash, cash equivalents and marketable securities in the aggregate were $25.4 million and $31.1 million, respectively. There were no marketable securities at March 31, 2009 with maturities beyond one year. Our combined cash and other short-term investments decreased due to funding of operations, advancing our clinical programs, and paying down outstanding loans, offset in part by the receipt of $1.3 million advance payment in connection with the sale of our C5a patent estate. The funds received for the sale of this patent estate are classified as unearned income from sale of patent estate on our balance sheet at March 31, 2009 as we had not satisfied all of our obligations under the sale at that time.

The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past.  Our current plan is to conserve our cash resources while we consider strategic options including a sale of the Company or a sale of our major assets.  Accordingly, we have recently suspended enrolling new patients in our clinical studies for Parkinson’s disease and RLS.  We have also reduced our staff positions by approximately 50% percent since December 31, 2008, and we plan to continue to reduce staff consistent with our planned reduction of operations and the completion of the sale of assets or other strategic options.  As of March 31, 2009, our working capital was $22.8 million compared to $28.4 million at December 31, 2008.

Cash used in operating activities was $5.4 million for the three months ended March 31, 2009 and was primarily attributable to our $10.8 million net loss coupled with a decrease in accounts payable and accrued expenses, offset by $5.7 million of non-cash charges related to impairment loss on assets held for sale, impairment loss on assets held for use, depreciation, non-cash compensation, and 401k match expense, as well as an increase in unearned income from the sale of a patent estate, and a decrease in receivables and other assets. Cash used in operating activities was $16.5 million for the three months ended March 31, 2008 and was primarily attributable to our $16.5 million net loss. Additionally, in the first quarter of 2008 we experienced a decrease in accounts payable and accrued expenses and an increase in other assets, which were primarily offset by non-cash charges related to depreciation, non-cash compensation, and 401k match expense.

Cash provided by investing activities was $5.5 million for the three months ended March 31, 2009 and was attributable to the maturities of marketable securities and minimal proceeds received on disposals of assets. Cash provided by investing activities was $7.4 million for the three months ended 2008 and was attributable to the maturities of marketable securities offset by minimal purchases of property, plant and equipment.

Cash used in financing activities was $0.4 million for the three months ended March 31, 2009 and 2008 and was attributable to principal payments of loan balances in each period.

Our cash requirements to date have been met primarily by the proceeds of our equity financing activities, amounts received pursuant to collaborative research, licensing or technology transfer arrangements, certain debt arrangements, interest earned on invested funds, and most recently, the sale of certain non-core assets. Our equity financing activities have included underwritten public offerings of common stock, private placement offerings of common stock and private sales of common stock in connection with collaborative research and licensing agreements. Our expenditures have funded research and development, general and administrative expenses, and the construction and outfitting of our research and development facilities.

Currently, we contemplate that we will continue in operation as we pursue strategic options, including a sale of the Company or a sale of major assets, and will be able to realize our assets and discharge our liabilities in the normal course of business. At March 31, 2009, there was a substantial doubt about our ability to continue as a going concern without raising additional financial resources. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. While our current plan is to conserve capital while we pursue our strategic options, should we resume development of our clinical assets beyond the current studies we likely would need to finance future cash needs through the sale of other equity securities, strategic collaboration agreements, project financing or debt financing. If we were to pursue such development, we could not be sure that our existing cash and securities available-for-sale resources would be adequate, that additional financing would be available when needed or that, if available, financing would be obtained on terms favorable to us or our stockholders. We believe that our current cash and marketable securities are sufficient to fund our planned pursuit of strategic options and if we were to resume enrolling the current studies in Parkinson’s disease and RLS would be sufficient to fund our planned operations into at least the first quarter of 2010.

As a result of what we view as dramatic increases for the cost of capital for the biotechnology industry and the very unfavorable environment for biotechnology companies, we are pursuing strategic options as described above.  In the current environment, we believe available strategic options could require us to, among other things:

▪	further delay, reduce the scope of or eliminate some or all of our research or development programs;

▪	relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose;

▪	eliminate or further defer the start of clinical trials or the chemical formulation and manufacturing efforts required to advance drug candidates;

▪	sell some or all of our assets on less favorable terms than we would otherwise choose; and

▪	conclude a merger or acquisition on terms less favorable than we would otherwise choose.

Borrowings and Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations are summarized in Form 10-K for the twelve-month period ended December 31, 2008 in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption Contractual Obligations.  There has been no material change in our contractual obligations since December 31, 2008. Below is a summary of our existing debt facilities as of March 31, 2009:

Lender	Date	Interest Rate (per annum)	Original Principal Amount	Outstanding Principal Amount	Maturity Date
Connecticut Innovations, Inc.	October 1999	7.5%	$5,000,000	$3,060,000	April 2016
Webster Bank	December 2001	2.9%-3.0%	$17,500,000	$4,067,000	December 2011

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

As of March 31, 2009, we do not have any significant lease or capital expenditure commitments.

Critical Accounting Judgments and Estimates

The discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. We make estimates in the areas of revenue recognition, accrued expenses, income taxes, stock-based compensation, and marketable securities, and base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. For a complete description of our accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” and “Notes to Consolidated Financial Statements” in Neurogen Corporation’s Form 10-K for the year ended December 31, 2008. There were no new significant accounting estimates in the first quarter of 2009, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2009.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The provisions of EITF No. 07-1 also include enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount, and income statement classification of collaboration transactions between the parties. The Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. Its adoption in the first quarter of 2009 did not have a material impact on our financial position, results of operations or cash flows.

 In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Since we have no unvested share-based payment awards that contain rights to receive nonforfeitable dividends, its adoption in the first quarter of 2009 had no impact on our financial position, results of operations or cash flows.

 In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  The EITF addresses the accounting for certain instruments as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The guidance is effective for fiscal years beginning after December 15, 2008. We noted that we have no instruments that meet the scope of this EITF and as such, its adoption in the first quarter of 2009 had no effect on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Business and Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. Based on this evaluation, the Company's Chief Executive Officer and Chief Business and Financial Officer concluded that, as of March 31, 2009, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Business and Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Changes in Internal Control over Financial Reporting

    There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  As a part of our recent restructuring we have reduced the size of our accounting and finance staff but have not made changes to our system of internal controls that we believe are material.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We believed that we were entitled to a larger cash refund for tax credit carryovers from the state of Connecticut for certain prior years.  In the second quarter of 2006, we filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that we allege were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. Those companies, together with the Department of Revenue Services agreed to use the appeal of one of those companies as a representative case for trial.  After protracted litigation, the Tax Session of the Superior Court held that the representative company was entitled to exchange the balance of its unpaid research and development credits with the State, but that representative company had applied prematurely to exchange credits from later years before it had fully exchanged credits from earlier years.  The representative company has appealed that decision to the Connecticut Supreme Court.  On May 12, 2009, the Supreme Court announced its decision to uphold the decision of the trial court.  As such, no refunds will be received. We have fully reserved any assets related to this matter.

ITEM 1A. RISK FACTORS

The following is an addition for the first quarter ended March 31, 2009 to the risks previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Our company is in a transition phase, and the future of our company is uncertain.

In May 2009, we announced that we are exploring strategic options, including a sale of the Company or a sale of our major assets, while taking additional steps to conserve capital. In connection with this announcement, we suspended enrollment of new patients in Phase 2 studies for our lead product candidate, aplindore for Parkinson’s disease and RLS. Since December 31, 2008, we have eliminated approximately 50% of our staff positions.  We have engaged an independent strategic advisor to review these strategic opportunities. A successful transaction or other strategic alternative, if identified, evaluated and consummated, may not provide a greater value to stockholders than that reflected in the current stock price.  As a result, you may not realize a return on your investment in our common stock.  Furthermore, we may be unsuccessful in consummating any such transaction, and if at any point during the review, it becomes evident to our board of directors that a favorable transaction is unlikely, we intend to continue to consider other options, such as a full or partial distribution of cash to stockholders. Absent an extraordinary transaction, however, we may not be able to continue operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable for the first quarter ended March 31, 2009.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable for the first quarter ended March 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable for the first quarter ended March 31, 2009.

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
Thomas A. Pitler Senior Vice President and Chief Business and Financial Officer (Duly Authorized Officer) Date: May 15, 2009