Form 10-Q
period 2009-08-14
NEUROGEN CORP
filed 2009-08-14
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒  No

As of August 12, 2009, the registrant had 68,974,080 shares of Common Stock outstanding.

FORM 10-Q
FOR THE SECOND QUARTER ENDED
JUNE 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(unaudited)
	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$21,937	$24,106
Marketable securities	-	6,967
Receivables from corporate partners	33	61
Assets held for sale	2,802	5,108
Other current assets, net	939	1,394
Total current assets	25,711	37,636
Restricted cash	121	-
Property, plant & equipment:
Land, building and improvements	-	7,868
Equipment and furniture	1,088	3,253
	1,088	11,121
Less accumulated depreciation and amortization	1,075	4,019
Net property, plant and equipment	13	7,102
Other assets, net	22	30
Total assets	$25,867	$44,768
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,085	$4,555
Loans payable, current portion	4,122	4,692
Total current liabilities	8,207	9,247
Tenant security deposit	121	-
Loans payable, net of current portion	2,630	2,807
Total liabilities	10,958	12,054
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.025 per share
Authorized 10,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 150,000 shares; issued and outstanding 68,974 and 68,044
shares at June 30, 2009 and December 31, 2008, respectively	1,724	1,701
Additional paid-in capital	353,956	353,420
Accumulated deficit	(340,771)	(322,424)
Accumulated other comprehensive income (loss)	-	17
Total stockholders’ equity	14,909	32,714
Total liabilities and stockholders’ equity	$25,867	$44,768

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating revenues:
Sale of patent estates	$2,650	$-	$2,650	$-
Total operating revenues	2,650	-	2,650	-

Operating expenses:
Research and development	2,776	7,995	6,051	20,049
General and administrative	1,203	756	3,314	2,919
Asset impairment charges	3,930	7,200	9,176	7,200
Restructuring of workforce	2,355	2,640	2,677	5,130
Total operating expenses	10,264	18,591	21,218	35,298
Operating loss	(7,614)	(18,591)	(18,568)	(35,298)
Gain on warrants to purchase common stock	-	11,954	-	11,954
Other income (expense):
Investment and other income	172	310	352	627
Interest expense	(86)	(130)	(176)	(281)
Total other income, net	86	180	176	346
Loss before income taxes	(7,528)	(6,457)	(18,392)	(22,998)
Tax benefit	17	23	45	46
Net loss	(7,511)	(6,434)	(18,347)	(22,952)
Deemed preferred dividends	-	(5,407)	-	(5,407)
Net loss attributable to common stockholders	$(7,511)	$(11,841)	$(18,347)	$(28,359)
Basic and diluted loss per share attributable to common stockholders	$(0.11)	$(0.28)	$(0.27)	$(0.67)

Shares used in calculation of basic and diluted loss per share attributable to common stockholders	68,671	42,131	68,490	42,062

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(18,347)	$(22,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	142	678
Amortization of investment premium/discount	-	47
Non-cash compensation expense	368	(963)
Non-cash gain on warrants to purchase common stock	-	(11,954)
Non-cash 401(k) match	191	433
Impairment loss on assets held for sale and held for use	9,176	7,200
(Gain) loss on disposal of assets	(11)	41
Changes in operating assets and liabilities:
Decrease in receivables from corporate partners	28	156
Decrease (increase) in other assets, net	463	(629)
Decrease in accounts payable and accrued expenses	(470)	(801)
Increase in tenant security deposit	121	-
Net cash used in operating activities	(8,339)	(28,744)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(165)
Restricted cash for lease of property	(121)	-
Proceeds on sales of assets	88	1,442
Maturities and sales of marketable securities	6,950	7,538
Net cash provided by investing activities	6,917	8,815
Cash flows from financing activities:
Principal payments under loans payable	(747)	(736)
Proceeds from issuance of Series A Exchangeable Preferred Stock and Warrants, net of issuance costs	-	28,373
Net cash (used in) provided by financing activities	(747)	27,637
Net (decrease) increase in cash and cash equivalents	(2,169)	7,708
Cash and cash equivalents at beginning of period	24,106	21,227
Cash and cash equivalents at end of period	$21,937	$28,935

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

(2) NATURE OF THE BUSINESS

    Neurogen, incorporated under the laws of the State of Delaware in 1987, is a company that has historically engaged in the development of new drugs for a broad range of pharmaceutical uses. Neurogen has focused on advancing new small molecule drugs where existing therapies achieve limited therapeutic effects or produce unsatisfactory side effects. On May 12, 2009, Neurogen announced that as a result of dramatic increases in the cost of capital for the biotechnology industry and the very unfavorable environment for biotechnology companies, the Company is pursuing strategic options, including a sale of the Company or a sale of major assets.

    While it pursues these strategic options, the Company is taking steps to conserve capital, including the suspension of enrollment of new patients in Phase 2 studies for Parkinson’s disease and restless legs syndrome, or RLS, which was announced in May 2009. Furthermore, the Company has eliminated approximately 75% of its staff positions since December 31, 2008 (Note 4). Excluding employees who have received a notice of termination since June 30, 2009 and are in the process of transferring responsibilities, the Company currently has six active, full-time employees. The Company has considered and will continue to consider a liquidation of the Company if a suitable sale of the Company or its assets is not achieved.

    The Company has not derived any revenue from product sales to date. If the Company were to resume development of its drug candidates, it would expect to incur substantial and increasing losses for at least the next several years and would need substantial additional financing to obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities, which the Company would seek to raise through equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. In such scenario, there could be no assurance that such funds would be available on terms favorable to the Company, if at all. There could be no assurance that the Company would successfully complete its research and development, obtain adequate patent protection for its technology, obtain necessary government regulatory approval for drug candidates the Company develops or that any approved drug candidates would be commercially viable. In addition, the Company may not be profitable even if it succeeds in developing and commercializing any of its drug candidates. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the Report of the Independent Registered Public Accounting Firm to the Company’s audited financial statements for the period ended December 31, 2008 filed in the Annual Report on Form 10-K indicates that there are a number of factors that raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  While the Company believes its current cash and short-term securities resources would be sufficient to fund its planned pursuit of strategic options beyond 2010, that is not its intention and the Company plans to conclude a strategic option as soon as possible. If the Company was to resume enrolling the current studies in Parkinson’s disease and RLS, it believes that its current cash and cash equivalents would be sufficient to fund its planned operations into at least the first quarter of 2010.  If the Company became unable to continue as a going concern, it would have to liquidate its assets and might receive significantly less than the value at which those assets are carried on the consolidated financial statements.

(3) ASSET IMPAIRMENT CHARGES

Buildings

    In April 2008, Neurogen placed two of its three properties, or approximately 64% of its square footage, up for sale and classified the buildings as held for sale on its balance sheet. Neurogen reduced the carrying value of those facilities by recording an impairment charge of $7,200,000 in the second quarter of 2008 based on guidance from its realtor.  In the third and fourth quarters of 2008, the Company recorded additional impairment charges of $2,600,000 and $600,000, respectively, based on two separate third party offers received to purchase the properties.  Additionally, in the first quarter of 2009, the Company recorded an incremental charge of $370,000 on the two held for sale properties based on current market conditions and status of negotiations with a third party buyer.

During the first quarter of fiscal 2009, market developments caused the Company to change its business plan and management to assess its assets held for use for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, or SFAS 144. The held for use long-lived assets consisted primarily of a building currently occupied by the Company, as well as certain laboratory and office equipment. As a result of such assessment, the Company determined that the carrying value of these long-lived assets exceeded the expected future undiscounted cash flows. Accordingly, the Company recognized a $4,833,000 impairment loss in the first quarter of 2009, $4,496,000 of which is associated with the building that was held for use at that time, based on the difference between the carrying value of these long-lived assets and the estimated fair value of $2,112,000. This represented the Company’s best estimate at that time.

In the second quarter of 2009, the Company placed its remaining land and buildings, which had been previously considered held for use, up for sale. Additionally, the Company recorded a further impairment charge on all land and buildings of $3,930,000 based on an offer of $3,100,000 from a potential buyer to purchase the Company’s property. The $2,802,000 net carrying value of the assets held for sale as of June 30, 2009, represents management’s expected selling price less direct costs to sell.

Equipment

As mentioned above, the Company recognized a $4,833,000 impairment loss in the first quarter of 2009, $337,000 of which is associated with laboratory and office equipment that was held for use at that time. During the first quarter of 2009, the Company recorded an additional $43,000 impairment charge related to equipment that was held for sale and not to be disposed with the sale of the properties.

During the second quarter of 2009, much of the Company’s lab and office equipment was listed for sale. The Company did not record a further impairment charge on its equipment. The remaining held for use long-lived assets at June 30, 2009 consist of computer and office equipment with an estimated fair value of $13,000.

(4) RESTRUCTURING OF WORKFORCE

    In early 2008, the Company commenced a restructuring plan, including reductions in workforce, to focus the Company’s resources on advancing its clinical assets. Affected employees have been and are eligible for a severance package that includes severance pay, continuation of benefits and outplacement services.

    In the first half of 2008, the Company announced reductions in its workforce in which it eliminated approximately 115 employee positions, inclusive of both administrative and research functions, representing approximately 80% of its total workforce at the time. The Company accounted for the severance costs under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146.

    Under SFAS 146, these employee separation costs, as well as any related outplacement and administrative fees, are accrued on the balance sheet and recognized as expense in the statement of operations upon notification to the employee. Accordingly, a charge of $2,490,000 was recorded in the first quarter of 2008, including $2,390,000 related to employee separation costs and $100,000 related to outplacement and administrative fees. A charge of $2,640,000 was recorded in the second quarter of 2008, including $2,550,000 related to employee separation costs and $90,000 related to outplacement and administrative fees. The majority of the severance costs were paid during 2008.

     In May 2008, the Company provided confirmation letters to all benefit-eligible employees indicating that each terminated employee would receive stated severance benefits if severed prior to December 31, 2009. The issuance of these letters changed the Company’s accounting guidance for further severance activities from SFAS 146 to SFAS No. 112, Employers’ Accounting for Postemployment Benefits, or SFAS 112. SFAS 112 requires that employee separation costs, as well as any related outplacement and administrative fees, be accrued on the balance sheet and recognized as expense in the statement of operations once the obligation becomes probable provided that the amount can be reasonably estimated. All charges under SFAS 146 and SFAS 112 are shown on the Restructuring of workforce line item in the Company’s Statement of Operations, except for those under SFAS 112 that reflect the portion of an employee’s severance post-notification which applies to required transitional performance obligations. That portion is included within the Research and development and General and administrative line items.

    In the first half of 2009, the Company further reduced its workforce by 18 employees, representing 67% of its total workforce, which resulted in approximately $322,000 and $527,000 of restructuring expense in the first and second quarters of 2009, respectively. The amounts associated with the transitional performance obligations were $243,000 and $99,000 in the first and second quarters of 2009, respectively. All severance costs will be paid during 2009.

    As of June 30, 2009, the total amount of the future commitment related to the May 2008 confirmation letters was approximately $2,041,000, including approximately $1,695,000 that would be paid pursuant to existing employment contracts and $346,000 that would be paid to employees without an employment agreement. Management has deemed it probable that further reductions will occur prior to year-end as evidenced by the termination of three additional employees prior to the filing of this Form 10-Q (see Note 10), as well as its announced plans in May 2009 to pursue strategic options for the Company (see Note 2).  Accordingly, the Company has accrued for the probable future severance costs as of June 30, 2009 under SFAS 112. Of the $2,041,000 severance accrual, $1,828,000 is included as Restructuring of workforce expense and $213,000 is included within Research and development expense and General and administrative expense in the accompanying statement of operations. It is expected that the majority of this severance will be paid during 2009.

(5) FAIR VALUE MEASUREMENTS

    The following tables represent the Company’s fair value hierarchy for its assets (investments and long-lived assets), which are measured at fair value in accordance with SFAS No. 157,  Fair Value Measurements,  or SFAS 157 (in thousands):

	June 30, 2009
	Level 1	Level 2	Level 3	Total

Assets held for sale	$-	$-	$2,802	$2,802
Total	$-	$-	$2,802	$2,802

	December 31, 2008
	Level 1	Level 2	Level 3	Total

U.S government notes	$-	$1,513	$-	$1,513
Corporate notes and bonds		5,454	-	5,454
Assets held for sale	-	-	5,108	5,108
Total	$-	$6,967	$5,108	$12,075

    The Company has no marketable securities at June 30, 2009.

    The Company’s long-lived assets held for sale at June 30, 2009 are measured at fair value based on an active offer from a potential buyer. As such, the inputs are unobservable and are classified within Level 3 of the valuation hierarchy. In accordance with the provisions of SFAS 144, long-lived assets held for sale with a carrying amount of $6,732,000 were written down to their fair value of $2,802,000, net of costs to sell, resulting in a loss of $3,930,000 during the quarter ended June 30, 2009, which was included in earnings for the period.

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

    Stock options of 4,101,413 and 5,891,638 (including 25,000 unvested restricted stock shares in 2008) in aggregate outstanding as of June 30, 2009 and 2008, respectively, represented all potentially dilutive securities that were excluded for the calculation of diluted loss per share.

(7) COMMITMENTS AND CONTINGENCIES

In March 2009, a three-year lease commenced between Neurogen and a tenant for approximately 22,000 square feet of laboratory and office space.  The monthly rental income is approximately $40,000. The security deposit of approximately $121,000, which is classified as restricted cash and tenant security deposit on the Company’s balance sheet, is being held in an interest-bearing bank account.

    As of June 30, 2009, the Company has a future commitment of $2,041,000 relating to the restructuring of workforce as accrued on the accompanying balance sheet and described in Note 4.

(8) SALE OF PATENT ESTATES

In April 2009, Neurogen entered into a definitive agreement with a global pharmaceutical company to sell a non-core patent estate for $400,000. Payment of the proceeds from this sale was subject to customary conditions relating to delivery of the compound and related information. Neurogen satisfied all obligations under the sale, received all proceeds, and recognized the sale in the second quarter of 2009.

Also in April 2009, Neurogen satisfied all obligations under a previously announced sale to a large pharmaceutical company of its C5a patent estate, received all remaining proceeds, and recognized the $2,250,000 sale in the second quarter of 2009.

(9) INCOME TAXES

As disclosed within the Company’s Form 10-K for the year ended December 31, 2008, the Company believed that it was entitled to a larger cash refund for tax credit carryovers from the state of Connecticut for certain prior years.  In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that it alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. Those companies, together with the Department of Revenue Services agreed to use the appeal of one of those companies as a representative case for trial.  After protracted litigation, the Tax Session of the Superior Court held that the representative company was entitled to exchange the balance of its unpaid research and development credits with the State, but that representative company had applied prematurely to exchange credits from later years before it had fully exchanged credits from earlier years.  The representative company had appealed that decision to the Connecticut Supreme Court.  On May 12, 2009, the Supreme Court announced its decision to uphold the decision of the trial court.  As such, no refunds will be received. The assets that were reserved in connection with this matter were removed from the balance sheet.

(10) SUBSEQUENT EVENTS

    The Company has performed an evaluation of subsequent events through August 14, 2009, which is the date the condensed, consolidated financial statements were filed.

    Auction of equipment. In July 2009, Neurogen utilized an external vendor to conduct an online auction of its general, lab and computer equipment and office furniture that it determined were no longer needed as result of the restructuring plans. The auction of these assets resulted in estimated proceeds of $134,000. Based upon the results of Neurogen’s online auction, no further impairment loss was recorded for the related equipment that was held for sale as of June 30, 2009.

    Reduction in force. On August 3, 2009, Neurogen further reduced its staff by three employees as part of its planned reduction of operations while it focuses on the completion of the sale of assets or other strategic options. The related severance cost is a component of the $2,041,000 severance charge discussed in Note 4. The majority of this severance is expected to be paid during 2009.

    Payoff of mortgage. Under the terms of the loan agreement with Webster Bank, Neurogen is required to comply with certain covenants, including a requirement that the Company maintain at least $25.0 million in cash and marketable securities.  Since the Company’s cash balance declined below $25.0 million during the second quarter of 2009 and Webster Bank requested full repayment, Neurogen has maintained the classification of the long-term portion of the loan as current debt on the financial statements. On August 5, 2009, Neurogen paid off its mortgage loan with Webster Bank in the amount of $3,682,000, which represented all principle and interest owed through the date of payoff.

(11) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Its adoption in second the quarter ended June 30, 2009 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standard Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Neurogen has evaluated this new statement and determined that it will not have a significant impact on the determination or reporting of its financial results.

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

Overview

Since our inception in September 1987, we historically have been engaged in the discovery and development of drugs. In May 2009, we announced that we are pursuing strategic options, including a sale of the Company or its major assets, and that we are taking additional steps to conserve capital while we pursue these options. In connection with this announcement, we suspended the enrollment of patients in the only two drug development programs that were active at that time. We have not derived any revenue from product sales. If we resumed the development of our drug candidates, we expect to continue to incur significant losses prior to deriving any such product revenues or earnings. Operating revenues historically have come from multiple prior collaborations and license agreements under which we shared our technology and rights to our drug candidates with large pharmaceutical companies. However, proceeds of prior collaborations were not sufficient to sustain the drug research capabilities that were the source of these collaborations and we discontinued our research operations in 2008. The Company has considered and will continue to consider a liquidation of the Company if a suitable sale of the Company or its assets is not achieved. In the first half of 2009, we have also recorded operating income for the sales of certain non-core patent estates.

We have not derived any revenue from product sales to date. If we resume development of our drug candidates, we would expect to incur substantial and increasing losses for at least the next several years and would need substantial additional financing to obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities, which we would seek to raise through equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. In such scenario, there could be no assurance that such funds will be available on terms favorable to us, if at all. There could be no assurance that we would successfully complete our research and development, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for drug candidates we develop or that any approved drug candidates would be commercially viable. In addition, we may not be profitable even if we succeed in developing and commercializing any of our drug candidates. These circumstances raise substantial doubt about our ability to continue as a going concern. Additionally, the Report of the Independent Registered Public Accounting Firm to our audited financial statements for the period ended December 31, 2008 filed in the Annual Report on Form 10-K indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  If we became unable to continue as a going concern, we would have to liquidate our assets and might receive less than the value at which those assets are carried on the consolidated financial statements.

As mentioned above, we announced during the second quarter of 2009 that we have suspended the enrollment of patients in ongoing Phase 2 studies for Parkinson’s disease and RLS.  The costs incurred since this announcement have been associated with the continuation of previously enrolled subjects in the clinical studies. During the first half of 2009, we further reduced our development and administrative staff by 18 employees down to 9 full-time employees while we focus on strategic options.

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

Three Months Ended June 30, 2009 and 2008

Operating revenues. We had $2.7 million in operating revenues for the three months ended June 30, 2009 compared to no operating revenues for the same period in 2008.  The increase is a result of two patent sales in the second quarter of 2009.  The first was the sale of a non-core patent estate for $0.4 million to a global pharmaceutical company. The second was the sale of our C5a patent estate to a large pharmaceutical company for $2.3 million. Payments of the proceeds from these sales were subject to customary conditions relating to delivery of the compounds and related information. Neurogen satisfied all obligations under the sales, received all proceeds, and recognized income in the second quarter of 2009.

We do not anticipate any future revenues at this time other than potential income upon the sale or partnership, if any, of additional assets; however, we are eligible to receive potential future milestone payments and royalties under our agreement with Merck upon Merck’s achievement of certain development milestones.

    Research and development expenses. Research and development expenses were $2.8 million and $8.0 million for the three months ended June 30, 2009 and 2008, respectively. The decrease in research and development costs in the period ended June 30, 2009 compared to the same period ended 2008 was primarily due to a $2.4 million reduction in outsourced non-clinical development expenses, such as toxicology studies, chemical manufacturing, formulations and stability studies for all of our unpartnered programs. Additionally, an overall decrease of $2.3 million in outsourced clinical trials was attributable to a $2.1 million decrease in the insomnia and anxiety programs that we are no longer pursuing as well as a $0.1 million decrease in clinical expenses for the Parkinson’s disease and RLS programs. The reduction of internal research and development expenses of $0.6 million is primarily associated with a decrease in facilities and utilities expenses of $0.5 million due to the restructuring plans that occurred in 2009 and 2008. Salary and benefits expenses associated with the 2009 and 2008 restructurings are excluded from the table below and discussed further in Restructuring of workforce. (See also Footnote 4 to our condensed consolidated financial statements.)

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands)
Outsourced clinical expenses
Insomnia and anxiety	$-	$2,128	$(2,128)
Parkinson’s disease and RLS	1,605	1,731	(126)
Total outsourced clinical expenses	1,605	3,859	(2,254)
Outsourced non-clinical development expenses	169	2,569	(2,400)
Internal expenses
Salary and benefits	701	632	69
Supplies and research	108	58	50
Computer and office supplies	40	73	(33)
Facilities and utilities	68	551	(483)
Travel and other costs	85	253	(168)
Total internal expenses	1,002	1,567	(565)

Total research and development expenses	$2,776	$7,995	$(5,219)

    Unless currently unpartnered programs are partnered, we retain all rights to our programs, and we expect that development costs would increase as each program progresses if we were to resume any research and development efforts.

    General and administrative expenses. General and administrative expenses were $1.2 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively. The increase was primarily a result of an increase in salaries and benefits expense due to the net effect of a 2008 non-cash credit of $0.7 million versus a 2009 non-cash credit of $0.4 million for the cancellation of stock options as a result of employee terminations related to the restructuring plans that were implemented in the first half of 2009. On a non-GAAP basis, excluding the effects of these credits, there was a $0.1 million decrease in general and administrative salaries and benefits expense in the second quarter of 2009 versus the second quarter of 2008. This decrease was due to a smaller staff in 2009 compared to 2008.

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands)
Salary and benefits (excluding credits related to stock option cancellations)	$864	$931	$(67)
Credits to related stock option cancellations	(352)	(689)	337
Supplies	58	89	(31)
Patents	37	133	(96)
Administrative	384	172	212
Travel, facilities and other costs	212	120	92

Total general and administrative expenses	$1,203	$756	$447

      Asset impairment charges. Asset impairment charges were $3.9 million and $7.2 million for the three months ended June 30, 2009 and 2008, respectively. The decrease is a result of the impairment recorded in 2009 based on an offer to purchase all buildings held for sale versus the initial impairment recorded in 2008 based on market conditions and realtor guidance (when only two of our three properties were listed).

    Restructuring of workforce. Restructuring of workforce charges were $2.4 million and $2.6 million for the three months ended June 30, 2009 and 2008, respectively. The restructuring charge in the second quarter of 2009 includes the further reduction of seven employees, representing approximately 40% of our total workforce at that time, and resulting in an estimated charge of $0.6 million incurred and recorded in the second quarter of 2009 (including employee separation costs and outplacement and administrative fees). Additionally, under SFAS No. 112, Employers’ Accounting for Postemployment Benefits, we have accrued $1.8 million in future severance payments in the second quarter of 2009, which is included in the total $2.0 million severance accrual, since payout of these amounts became probable for the remaining employees, three of whom were severed in August 2009. The restructuring charge in the second quarter of 2008 is associated with the reduction in workforce of 45 employee positions inclusive of both administrative and research functions, which represented approximately 60% of our total workforce at that time and resulted in a charge of $2.6 million recorded in the second quarter of 2008.

    Gain on warrants to purchase common stock. In the second quarter of 2008, we recorded a non-recurring gain on Warrants to purchase Common Stock of $12.0 million in connection with our April 2008 financing.  There was no related gain in the same period of 2009.  The financing is discussed further in Liquidity and Capital Resources.

    Other income, net of interest expense. Other income, net of interest expense, was approximately $0.1 million for the three months ended June 30, 2009, compared to $0.2 million for the same period in 2008. The decrease is a result of our lower cash and marketable securities balance over the period offset in part by a decrease in interest rates associated with our debt obligations.

    Net loss attributable to common stockholders. The Company recognized a net loss attributable to common stockholders of $7.5 million for the three months ended June 30, 2009 compared to $11.8 million for the same period in 2008. The $4.3 million decrease in net loss was primarily a result of a decrease in operating expenses offset by the increase in income for the period. Additionally, the three months ended 2008 included a gain on warrants to purchase common stock offset by deemed preferred dividends; there was no similar gain in 2009.

Six Months Ended June 30, 2009 and 2008

    Operating revenues. We had $2.7 million in operating revenues for the six months ended June 30, 2009 compared to no operating revenues for the same period in 2008.  The increase is a result of two patent sales in the second quarter of 2009.  The first was the sale of a non-core patent estate for $0.4 million to a global pharmaceutical company. The second was the sale of our C5a patent estate to a large pharmaceutical company for $2.3 million. Payments of the proceeds from these sales were subject to customary conditions relating to delivery of the compounds and related information. Neurogen satisfied all obligations under the sales, received all proceeds, and recognized income in the second quarter of 2009.

    We have no future revenues anticipated at this time other than potential revenues upon the sale or partnership, if any, of additional assets; however, we are eligible to receive potential future milestone payments and royalties from the Merck Collaboration upon their achievement of certain development milestones.

    Research and development expenses. Research and development expenses were $6.1 million and $20.0 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in research and development costs in the period ended June 30, 2009 compared to the same period ended 2008 was primarily due to a reduction in internal research and development work as a result of the restructuring plans that occurred in 2008, which were of greater magnitude than restructurings completed in 2009. Salary and benefits expenses associated with the 2009 and 2008 restructurings are excluded from the table below and discussed further in Restructuring of workforce. Additionally, see the discussion below in General and administrative expenses for an explanation of how the allocation of facility expenses shifted from research and development expenses to general and administrative expenses once the facilities were classified as held for sale. The decrease in research and development expenses is also due to decreased outsourced clinical trials. An overall decrease in outsourced clinical trials resulted in a $2.4 million decrease in costs for the insomnia and anxiety program and a $0.2 million decrease in costs for the obesity program, both of which we are no longer pursuing. In addition, we recorded a $2.0 million decrease in clinical expenses for the Parkinson’s disease and RLS programs primarily as a result of our suspension of enrollment of patients in our Parkinson’s disease and RLS studies in May 2009. Outsourced non-clinical development expenses, such as toxicology studies, chemical manufacturing, formulations and stability studies for all of our unpartnered programs decreased by $4.6 million in 2009 compared to the same period in 2008 primarily as a result of our elimination of the insomnia, anxiety and obesity programs referred to above.

	Six Months Ended June 30,
	2009	2008	Change
	(in thousands)
Outsourced clinical expenses
Insomnia and anxiety	$-	$2,428	$(2,428)
Obesity	-	157	(157)
Parkinson’s disease and RLS	2,572	4,584	(2,012)
Total outsourced clinical expenses	2,572	7,169	(4,597)
Outsourced non-clinical development expenses	799	5,444	(4,645)
Internal expenses
Salary and benefits	1,992	4,184	(2,192)
Supplies and research	256	930	(674)
Computer and office supplies	69	235	(166)
Facilities and utilities	241	1,459	(1,218)
Travel and other costs	122	628	(506)
Total internal expenses	2,680	7,436	(4,756)

Total research and development expenses	$6,051	$20,049	$(13,998)

    Unless currently unpartnered programs are partnered, we retain all rights to our programs, and we expect that development costs would increase as each program progresses if we were to resume any research and development efforts in the future.

    General and administrative expenses. General and administrative expenses were $3.3 million and $2.9 million for the six months ended June 30, 2009 and 2008, respectively. During the time the facilities were in use for research and development activities, facility expenses were recognized as research and development expenses.  Once the facilities were classified as held for sale, the expenses associated with those facilities shifted to general and administrative costs. Due primarily to the fact that the facilities were held for sale in the first half of 2009, the facilities- and utilities-related expenses component of general and administrative expenses increased year over year while the facilities and utilities related expenses component of research and development expenses decreased year over year.  For the total Company, facilities and utilities costs have decreased by $1.1 million, down from $1.8 million for the six months ended June 30, 2008 to $0.7 million for the same period in 2009 as a result of the decrease in operating activities in facilities not in use. Additionally, there was an increase in salaries and benefits expense due to the net effect of a 2008 noncash credit of $0.8 million versus a 2009 non-cash credit of $0.5 million for the cancellation of stock options as a result of employee terminations related to the restructuring plans that were implemented in the first half of 2009. Excluding the effects of these credits on a non-GAAP basis, general and administrative salaries and benefits expense was $1.8 million for the six month period in 2009 versus $2.0 million in the comparable period in 2008. This decrease was due to a significantly smaller staff in 2009 compared to 2008.

	Six Months Ended June 30,
	2009	2008	Change
	(in thousands)
Salary and benefits (excluding credits related to stock option cancellations)	$1,809	$2,047	$(238)
Credits to related stock option cancellations	(518)	(847)	329
Supplies	111	174	(63)
Patents	224	240	(16)
Administrative	977	906	71
Travel, facilities and other costs	711	399	312

Total general and administrative expenses	$3,314	$2,919	$395

    Asset impairment charges. Asset impairment charges were $9.2 million and $7.2 million for the six months ended June 30, 2009 and 2008. In the first quarter of 2009, market developments caused us to change our business plan and assess our assets held for use for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, or SFAS 144. At the time of the assessment, the held for use long-lived assets consisted primarily of a building currently occupied by the Company, as well as certain laboratory and office equipment. As a result of such assessment, we determined that the carrying value of these long-lived assets exceeded the expected future undiscounted cash flows. Accordingly, we recognized a $4.8 million impairment loss in the first quarter of 2009, based on the difference between the carrying value of these long-lived assets and the estimated fair value of $2.1 million. Additionally, we recorded an impairment charge of $0.4 million and $0.1 million for buildings and equipment held for sale, respectively. In the second quarter of 2009, we placed substantially all of our remaining property, which had been previously considered held for use, up for sale. Additionally, we recorded a further impairment charge on all land and buildings of $3.9 million based on an offer of $3.1 million from a potential buyer of our property. The $2.8 million net carrying value of the assets held for sale as of June 30, 2009, represents our expected selling price less direct costs to sell. The 2008 impairment charge was based on the initial impairment assessment of market conditions and realtor guidance as we put two of our three properties up for sale.

    Restructuring of workforce. Restructuring of workforce charges were $2.7 million and $5.1 million for the six months ended June 30, 2009 and 2008. The restructuring charge in 2009 includes reductions in workforce in which we eliminated 18 employee positions inclusive of both administrative and research functions, representing approximately 67% of our total workforce at that time.  Expenses in the first half of 2009 associated with these workforce reductions were $0.9 million.  These expenses related primarily to employee separation costs as well as outplacement and administrative fees, the majority of which will be paid in 2009.  Additionally, under SFAS No. 112, Employers’ Accounting for Postemployment Benefits, we have accrued $1.8 million in future severance payments in the second quarter of 2009, which is included in the total $2.0 million severance accrual, since payout of these amounts became probable for the remaining employees, three of whom were severed in August 2009. The restructuring charge in 2008 is associated with the reductions in workforce announced on February 5, 2008 and April 8, 2008. As part of these plans, we eliminated approximately 115 employee positions inclusive of both administrative and research functions, which represented approximately 78% of our total workforce at that time. Affected employees were eligible for a severance package that included severance pay, continuation of benefits and outplacement services. Charges of $5.1 million were recorded in the six month period ended June 30, 2008.

    Gain on warrants to purchase common stock. In the six months ended June 30, 2008, we recorded a non-recurring gain on Warrants to purchase Common Stock of $12.0 million in connection with our April 2008 financing.  There was no similar gain in the same period of 2009.  The financing is discussed further in Liquidity and Capital Resources.

    Other income, net of interest expense.
Other income, net of interest expense, was $0.2 million for the six months ended June 30, 2009, compared to $0.3 million for the same period in 2008. The decrease is associated with our lower investment balance during 2009 offset in part by a decrease in interest rates associated with our debt obligations.

    Net loss attributable to common stockholders. The Company recognized a net loss attributable to common stockholders of $18.3 million for the six months ended June 30, 2009 compared to $28.4 million for the same period in 2008. The $10.1 million decrease in net loss was primarily a result of a decrease in operating expenses offset by the increase in income for the period. Additionally, the six months ended 2008 included a gain on warrants to purchase common stock partially offset by deemed preferred dividends, and there was no similar gain or dividends in the same period of 2009.

Liquidity and Capital Resources

At June 30, 2009 and December 31, 2008, cash, cash equivalents and marketable securities in the aggregate were $21.9 million and $31.1 million, respectively. At June 30, 2009, all of our liquid assets were in cash and cash equivalents; we had no marketable securities. Our combined cash and other short-term investments decreased due to funding of operations, advancing our clinical programs, and paying down outstanding loans, offset in part by the receipt of $2.7 million advance payment in connection with the sale of certain non-core patent estates.

The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past.  Our current plan is to conserve our cash resources while we consider strategic options including a sale of the Company or a sale of our major assets.  Accordingly, in May 2009, we suspended enrolling new patients in our clinical studies for Parkinson’s disease and RLS.  We have also reduced our staff positions by approximately 67% percent since December 31, 2008 down to nine full-time employees at June 30, 2009, and we plan to continue to reduce staff consistent with our planned reduction of operations and the completion of the sale of assets or other strategic options.  As of June 30, 2009, our working capital was $17.5 million compared to $28.4 million at December 31, 2008.

Cash used in operating activities was $8.3 million for the six months ended June 30, 2009 and was primarily attributable to our $18.3 million net loss, offset by $9.9 million of non-cash charges related to an impairment loss on assets held for sale and held for use, depreciation, compensation expense, and 401k match expense. Cash used in operating activities was $28.7 million for the six months ended June 30, 2008 and was primarily attributable to our $23.0 million net loss. Additionally, we experienced a non-cash gain on warrants to purchase common stock of $12.0 million as well as a decrease in accounts payable and accrued expenses and an increase in other assets, which were primarily offset by $7.3 million of non-cash charges related to an impairment loss on assets held for sale, depreciation, compensation expense, and 401k match expense.

Cash provided by investing activities was $6.9 million for the six months ended June 30, 2009 and was primarily attributable primarily to the maturities of marketable securities. Cash provided by investing activities was $8.8 million for the six months ended June 30, 2008 and was attributable to the maturities of marketable.

Cash used in financing activities was $0.7 million for the six months ended June 30, 2009 and was attributable to principal payments of loan balances. Cash provided by financing activities was $27.6 million for the six months ended June 30, 2008 and was attributable to proceeds received for the issuance of our non-voting Series A Exchangeable Preferred Stock (the “Preferred Stock”), net of issuance costs offset by principal payments of loan balances. On April 7, 2008, we entered into a financing transaction (the “2008 Private Placement”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) among selected institutional investors (the “Purchasers”) and us. Under the Securities Purchase Agreement, we agreed to issue and sell to the Purchasers (i) an aggregate of 981,411 shares of our Preferred Stock, par value $0.025 per share and (ii) 981,411 warrants (the “Warrants”) to acquire shares of common stock, par value $0.025 per share (the “Common Stock”). Each share of the Preferred Stock was automatically exchangeable for 26 shares of common stock at $1.20 per share upon stockholder approval of the transaction terms.  Each Warrant is exercisable for the number of shares of Common Stock equal to 50% of the number of shares of Common Stock into which one share of Preferred Stock was exchangeable at the time the Warrant is exercised. The total purchase price paid by the Purchasers was $30.6 million, resulting in net proceeds to us of approximately $28.4 million, after deducting placement agent fees and other offering expenses paid by us.  On July 25, 2008, our stockholders voted to approve the exchange of Preferred Stock for common shares, and all of our outstanding Preferred Stock was exchanged for 25,516,686 shares of Common Stock.

Our cash requirements to date have been met primarily by the proceeds of our equity financing activities, amounts received pursuant to collaborative research, licensing or technology transfer arrangements, certain debt arrangements, interest earned on invested funds, and most recently, the sale of certain non-core assets. Our equity financing activities have included underwritten public offerings of common stock, private placement offerings of common stock and private sales of common stock in connection with collaborative research and licensing agreements. Our expenditures have funded research and development, general and administrative expenses, and the construction and outfitting of our research and development facilities

Currently, we contemplate that we will continue in operation as we pursue strategic options, including a sale of the Company or a sale of major assets, and will be able to realize our assets and discharge our liabilities in the normal course of business. At June 30, 2009, there was a substantial doubt about our ability to continue as a going concern without raising additional financial resources if we were to resume development or our clinical assets. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. While we believe our current cash and short-term securities resources would be sufficient to fund our planned pursuit of strategic options beyond 2010, that is not our intention and we plan to conclude a strategic option as soon as possible. While our current plan is to conserve capital while pursuing these strategic options, if we were to resume development of our clinical assets beyond the current studies, we likely would need to finance future cash needs through the sale of other equity securities, strategic collaboration agreements, project financing or debt financing. If we were to pursue such development, we could not be sure that our existing cash and short-term securities resources would be adequate, that additional financing would be available when needed or that, if available, financing would be obtained on terms favorable to us or our stockholders. We believe that our current cash and cash equivalents are sufficient to fund our planned pursuit of strategic options, and if we were to resume enrolling the current studies in Parkinson’s disease and RLS, would be sufficient to fund our planned operations into at least the first quarter of 2010.

Borrowings and Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations are summarized in Form 10-K for the twelve-month period ended December 31, 2008 in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption  Contractual Obligations .  There has been no material change in our contractual obligations since December 31, 2008, except as described below. Below is a summary of our existing debt facilities as of June 30, 2009:

Lender	Date	Interest Rate (per annum)	Original Principal Amount	Outstanding Principal Amount	Maturity Date
Connecticut Innovations, Inc.	October 1999	7.5%	$5,000,000	$2,977,000	April 2016
Webster Bank	December 2001	2.8%-3.0%	$17,500,000	$3,775,000	December 2011

Under the terms of our loan agreement with Webster Bank, we were required to comply with certain covenants, including a requirement that we maintain at least $25.0 million in cash and marketable securities.  Since our cash balance declined below $25.0 million during the second quarter of 2009 and Webster Bank requested full repayment, we have maintained the long-term portion of the loan as current debt on the financial statements. On August 5, 2009, we paid off our mortgage loan with Webster Bank in the amount of $3.7 million, which represented all principle and interest owed through the date of payoff.

As of June 30, 2009, we do not have any significant lease or capital expenditure commitments.

Critical Accounting Judgments and Estimates

The discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. We make estimates in the areas of revenue recognition, accrued expenses, income taxes, stock-based compensation, and marketable securities, and base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. For a complete description of our accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” and “Notes to Consolidated Financial Statements” in Neurogen Corporation’s Form 10-K for the year ended December 31, 2008. There were no new significant accounting estimates in the second quarter of 2009, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2009.

 Recently Issued Accounting Pronouncements

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Its adoption in second the quarter ended June 30, 2009 did not have a material effect on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standard Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated this new statement and determined that it will not have a significant impact on the determination or reporting of our financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Business and Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based on this evaluation, the Company's Chief Executive Officer and Chief Business and Financial Officer concluded that, as of June 30, 2009, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Business and Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Changes in Internal Control over Financial Reporting

    There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  As a part of our recent restructuring, we have reduced the size of our accounting and finance staff but have not made changes to our system of internal controls that we believe are material.

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We believed that we were entitled to a larger cash refund for tax credit carryovers from the state of Connecticut for certain prior years.  In the second quarter of 2006, we filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that we allege were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. Those companies, together with the Department of Revenue Services agreed to use the appeal of one of those companies as a representative case for trial.  After protracted litigation, the Tax Session of the Superior Court held that the representative company was entitled to exchange the balance of its unpaid research and development credits with the State, but that representative company had applied prematurely to exchange credits from later years before it had fully exchanged credits from earlier years.  The representative company has appealed that decision to the Connecticut Supreme Court.  On May 12, 2009, the Supreme Court announced its decision to uphold the decision of the trial court.  As such, no refunds will be received. The assets that were reserved in connection with this matter were removed from the balance sheet.

ITEM 1A. RISK FACTORS

The following is an addition for the six months ended June 30, 2009 to the risks previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Our company is in a transition phase, and the future of our company is uncertain.

In May 2009, we announced that we were exploring strategic options, including a sale of the Company or a sale of our major assets, while taking additional steps to conserve capital. In connection with this announcement, we suspended enrollment of new patients in Phase 2 studies for our lead product candidate, aplindore for Parkinson’s disease and RLS. Since December 31, 2008, we have eliminated approximately 70% of our staff positions.  We have engaged an independent strategic advisor to review these strategic opportunities. A successful transaction or other strategic alternative, if identified, evaluated and consummated, may not provide a greater value to stockholders than that reflected in the current stock price.  As a result, investors may not realize a return on their investment in our common stock.  Furthermore, we may be unsuccessful in consummating any such transaction, and if at any point during the review, it becomes evident to our board of directors that a favorable transaction is unlikely, we intend to continue to consider other options, such as a full or partial distribution of cash to stockholders. Absent an extraordinary transaction, however, we may not be able to continue our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable for the quarter ended June 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable for the quarter ended June 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable for the quarter ended June 30, 2009.

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
Thomas A. Pitler Senior Vice President and Chief Business and Financial Officer (Duly Authorized Officer) Date: August 14, 2009

20