Form 10-Q
period 2009-09-30
NEUROGEN CORP
filed 2009-11-06
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2009

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
☐ Yes ☒  No

As of November 4, 2009, the registrant had 69,038,691 shares of Common Stock outstanding.

FORM 10-Q
FOR THE SECOND QUARTER ENDED
SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(unaudited)
	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$15,312	$24,106
Marketable securities	-	6,967
Receivables from corporate partners	-	61
Assets held for sale	3,170	5,108
Other current assets, net	773	1,394
Total current assets	19,255	37,636
Restricted cash	121	-
Property, plant & equipment:
Land, building and improvements	-	7,868
Equipment and furniture	1,025	3,253
	1,025	11,121
Less accumulated depreciation and amortization	1,020	4,019
Net property, plant and equipment	5	7,102
Other assets, net	-	30
Total assets	$19,381	$44,768
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,216	$4,555
Loans payable, current portion	353	4,692
Total current liabilities	3,569	9,247
Tenant security deposit	121	-
Loans payable, net of current portion	2,540	2,807
Total liabilities	6,230	12,054
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.025 per share
Authorized 10,000 shares; none issued	-	-
Common stock, par value $0.025 per share
Authorized 150,000 shares; issued and outstanding 68,974 and 68,044
shares at September 30, 2009 and December 31, 2008, respectively	1,724	1,701
Additional paid-in capital	354,141	353,420
Accumulated deficit	(342,714)	(322,424)
Accumulated other comprehensive income (loss)	-	17
Total stockholders’ equity	13,151	32,714
Total liabilities and stockholders’ equity	$19,381	$44,768

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating revenues:
Sale of patent estates	$-	$-	$2,650	$-
Total operating revenues	-	-	2,650	-

Operating expenses:
Research and development	959	6,277	7,010	26,326
General and administrative	1,567	1,987	4,881	4,906
Asset impairment charges	(410)	3,173	8,766	10,373
Restructuring of workforce	(3)	(20)	2,674	5,110
Total operating expenses	2,113	11,417	23,331	46,715
Operating loss	(2,113)	(11,417)	(20,681)	(46,715)
Gain on warrants to purchase common stock	-	4,746	-	16,700
Other income (expense):
Investment and other income	233	242	585	869
Interest expense	(68)	(121)	(244)	(402)
Total other income, net	165	121	341	467
Loss before income taxes	(1,948)	(6,550)	(20,340)	(29,548)
Tax benefit	5	23	50	69
Net loss	(1,943)	(6,527)	(20,290)	(29,479)
Deemed preferred dividends	-	(25,213)	-	(30,620)
Net loss attributable to common stockholders	$(1,943)	$(31,740)	$(20,290)	$(60,099)
Basic and diluted loss per share attributable to common stockholders	$(0.03)	$(0.52)	$(0.30)	$(1.24)

Shares used in calculation of basic and diluted loss per share attributable to common stockholders	68,974	61,116	68,653	48,451

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(20,290)	$(29,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	148	795
Amortization of investment premium/discount	-	68
Non-cash compensation expense	553	(459)
Non-cash gain on warrants to purchase common stock	-	(16,700)
Non-cash 401(k) match	191	580
Impairment loss on assets held for sale and held for use	8,766	10,373
(Gain) loss on disposal of assets	(114)	155
Changes in operating assets and liabilities:
Decrease in receivables from corporate partners	61	166
Decrease in other assets, net	651	1,543
Decrease in accounts payable and accrued expenses	(1,339)	(3,915)
Increase in tenant security deposit	121	-
Net cash used in operating activities	(11,252)	(36,873)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(194)
Restricted cash for lease of property	(121)	-
Proceeds on sales of assets	235	1,507
Maturities and sales of marketable securities	6,950	10,039
Net cash provided by investing activities	7,064	11,352
Cash flows from financing activities:
Principal payments under loans payable	(4,606)	(1,105)
Proceeds from issuance of Series A Exchangeable Preferred Stock and Warrants, net of issuance costs	-	28,373
Net cash (used in) provided by financing activities	(4,606)	27,268
Net (decrease) increase in cash and cash equivalents	(8,794)	1,747
Cash and cash equivalents at beginning of period	24,106	21,227
Cash and cash equivalents at end of period	$15,312	$22,974

See accompanying notes to condensed consolidated financial statements.

NEUROGEN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

(2) NATURE OF THE BUSINESS

Neurogen, incorporated under the laws of the State of Delaware in 1987, is a company that has historically engaged in the development of new drugs for a broad range of pharmaceutical uses. Neurogen has focused on advancing new small molecule drugs where existing therapies achieve limited therapeutic effects or produce unsatisfactory side effects. As a result of dramatic increases in the cost of capital for the biotechnology industry and the very unfavorable environment for biotechnology companies, Neurogen announced in the second quarter of 2009 that the Company suspended enrollment of new patients in Phase 2 studies for Parkinson’s disease and restless legs syndrome, or RLS, and is pursuing strategic options, including a sale of the Company or a sale of major assets.  Furthermore, the Company has eliminated approximately 75% of its staff positions since December 31, 2008 (Note 5). Excluding employees who have received a notice of termination and are in the process of transferring responsibilities, the Company currently has six active, full-time employees.

On August 23, 2009, Neurogen entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”) and a special purpose subsidiary of Ligand (“Merger Sub”), as amended by Amendment No. 1 to the Merger Agreement dated September 18, 2009 and Amendment No. 2 to the Merger Agreement dated November 2, 2009. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Sub will merge with and into Neurogen, with Neurogen continuing as the surviving entity (the “Merger”). The Company will no longer be a standalone entity at that time but will be a wholly-owned subsidiary of Ligand. The Company currently expects the merger transaction to close in the fourth quarter of 2009, subject to approval by the Company’s stockholders, certain regulatory clearances and the satisfaction of other customary closing conditions (see Note 3).

The Company has not derived any revenue from product sales to date. If the Company were to resume development of its drug candidates, it would expect to incur substantial and increasing losses for at least the next several years and would need substantial additional financing to obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities, which the Company would seek to raise through equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. In such scenario, there could be no assurance that such funds would be available on terms favorable to the Company, if at all. There could be no assurance that the Company would successfully complete its research and development, obtain adequate patent protection for its technology, obtain necessary government regulatory approval for drug candidates the Company develops or that any approved drug candidates would be commercially viable. In addition, the Company may not be profitable even if it succeeds in developing and commercializing any of its drug candidates. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the Report of the Independent Registered Public Accounting Firm to the Company’s audited financial statements for the period ended December 31, 2008 filed in the Annual Report on Form 10-K indicates that there are a number of factors that raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  While the Company believes its current cash and short-term securities resources would be sufficient to fund its planned pursuit of strategic options beyond 2010, it is not its intention to do so; the Company plans to conclude a strategic option as soon as possible.  If the Company became unable to continue as a going concern or was unable to complete a strategic transaction, it would have to liquidate its assets and might receive significantly less than the value at which those assets are carried on the consolidated financial statements.

(3)  AGREEMENT AND PLAN OF MERGER

On August 23, 2009, Neurogen entered into the Merger Agreement with Ligand and the Merger Sub, as amended by Amendment to the Merger Agreement dated September 18, 2009 and Amendment No. 2 to the Merger Agreement dated November 2, 2009. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity. The Company will no longer be a standalone entity at that time but will be a wholly-owned subsidiary of Ligand. The Company’s and Ligand’s Boards of Directors have each approved the Merger and the Merger Agreement. The Company currently expects the Merger to close in the fourth quarter of 2009 subject to approval by the Company’s stockholders, certain regulatory clearances and satisfaction of other customary closing conditions.

If the Merger is approved by Neurogen’s stockholders and the other conditions to the Merger are satisfied or waived, upon completion of the Merger, Ligand would issue to Neurogen’s stockholders a number of shares of its common stock equal to an approximate aggregate market value of up to $11,000,000, as adjusted to reflect Neurogen’s net cash position as of the third trading day before the date of the special meeting of Neurogen stockholders.  However, Ligand is not required to issue more than 4,200,000 shares of its common stock in the Merger, and Neurogen may terminate the Merger Agreement if application of the share cap would cause Neurogen stockholders to receive less than $11,000,000 and the share cap is not waived by Ligand. Currently, Ligand’s stock is trading at a level where application of the share cap would limit the amount of stock Ligand is obligated to issue to less than $11,000,000.  Ligand’s share price of $1.75 on November 3, 2009 would require Ligand to issue approximately 6.3 million shares, in order to provide Neurogen stockholders with an approximate aggregate market value of $11,000,000, which exceeds 4,200,000 shares and would cause the share cap to apply.  If Neurogen’s Board of Directors decided not to terminate the Merger agreement and the closing of the merger had occurred on November 3, 2009, Neurogen’s stockholders would receive the number of Ligand shares with an approximate aggregate market value of $7,350,000, based on Ligand’s share price of $1.75 on such date. The Neurogen Board of Directors has not made a decision at this time on the course of action the Company will take when and if the share cap is applied.  In addition, Neurogen’s stockholders may receive cash or other consideration in respect of each of the four Contingent Value Rights (“CVRs”) described below.

At the closing of the Merger, the Company, Ligand and a rights agent will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) for each of the CVRs described below, which will set forth the rights that the former Company stockholders will have with respect to each CVR to be held by them after the closing of the Merger:

-
 Aplindore CVR. If the Aplindore program is not sold or cancelled before the Merger, each Neurogen stockholder shall be issued, for each Neurogen share owned, one Aplindore CVR entitling the holder to receive (i) if the Aplindore program is sold before the six month anniversary of the Merger, a pro-rata share of the cash and/or number of shares of third-party stock received by Ligand from the buyer of the Aplindore program less the reasonable costs and expenses of sale, plus any amount remaining in an operating expense reserve account, or (ii) if the Aplindore program is not sold before the six month anniversary of the Merger, a pro-rata share of any amount remaining in the operating expense reserve account.

-
H3 CVR. The H3 CVR agreement provides for the payment of a pro rata portion of (i) $4 million in cash if Ligand licenses the Neurogen antagonist program intended to create an H3 receptor drug on or before the third anniversary of the Merger, (ii) 50% of the net cash proceeds from a sale of such program if Ligand sells the program before the third anniversary of the Merger or (iii) 50% of the net proceeds if an option agreement to either license or sell the H3 antagonist program is entered into, in each case before the third anniversary of the Merger. If any such option to license is exercised, the CVR holders would receive a pro rata portion of an additional amount up to $4 million (taking into account the option proceeds previously received by the CVR holders) or if any such option to sell is exercised, the CVR holders would receive a pro rata portion of 50% of the net sale proceeds.

-
Merck CVR. The Merck CVR agreement provides for the payment of a pro rata portion of (i) $3 million if a milestone payment from Merck is received upon the initiation of a Phase 3 clinical trial of a vanilloid receptor subtype 1, or VR1, antagonist drug for the treatment of pain, or (ii) 50% of the net proceeds if such program is sold back to Merck before the milestone payment is made.

-
Real Estate CVR. If the real estate, as included in the Condensed Consolidated Balance Sheet caption “Assets held for sale” at approximately $3,100,000, is not sold before the Merger, each Neurogen stockholder will be issued one real estate CVR. The real estate CVR agreement provides for the payment of a pro rata portion of the cash paid by any buyer of the real estate currently owned by Neurogen and received by Ligand on or before the six month anniversary of the Merger, less any costs and expenses reasonably incurred by Ligand in connection with such sale.

Under the Merger Agreement, the market price of Ligand’s common stock during the twenty consecutive trading days ending at the close of trading on the third trading day prior to the date of the special meeting of Neurogen’s stockholders will be used for purposes of calculating the price of Ligand’s stock to be used in the final exchange ratio.

As described above, Neurogen has the right to terminate the Merger Agreement at least three days prior to closing if application of the share cap would cause Neurogen stockholders to receive less than $11,000,000 and pay Ligand a termination fee of $225,000.  If Neurogen decides not to terminate the Merger Agreement for reasons determined by the Neurogen Board of Directors at the time, based on the current trading price of Ligand’s common stock, Neurogen stockholders will receive in the aggregate less than $11,000,000 (as described above).  If Neurogen exercises such termination right, Ligand can waive application of the share cap and nullify such termination, but Ligand is under no obligation to do so.  In the event Ligand chooses not to waive application of the share maximum under those circumstances, there would be no merger with Ligand.

(4) ASSET IMPAIRMENT CHARGES

Buildings

In April 2008, Neurogen placed two of its three properties, or approximately 64% of its square footage, up for sale and classified the buildings as held for sale on its balance sheet causing management to assess its assets held for sale for impairment under the FASB Accounting Standards Codification (“ASC”). Neurogen reduced the carrying value of those facilities by recording an impairment charge of $7,200,000 in the second quarter of 2008 based on guidance from its realtor.  In the third and fourth quarters of 2008, the Company recorded additional impairment charges of $2,600,000 and $600,000, respectively, based on two separate third party offers received to purchase the properties.  Additionally, in the first quarter of 2009, the Company recorded an incremental charge of $370,000 on the two held for sale properties based on then current market conditions and status of negotiations with a third party buyer.

During the first quarter of fiscal 2009, market developments caused the Company to change its business plan and management to assess its assets held for use for impairment. The held for use long-lived assets consisted primarily of a building currently occupied by the Company, as well as certain laboratory and office equipment. As a result of such assessment, the Company determined that the carrying value of these long-lived assets exceeded the expected future undiscounted cash flows. Accordingly, the Company recognized a $4,833,000 impairment loss in the first quarter of 2009, $4,496,000 of which was associated with the building that was held for use at that time, based on the difference between the carrying value of these long-lived assets and the estimated fair value of $2,112,000. This represented the Company’s best estimate at that time.

In the second quarter of 2009, the Company placed its remaining land and buildings, which had been previously considered as held for use, up for sale. Additionally, the Company recorded a further impairment charge on all land and buildings of $3,930,000 based on a verbal offer of $3,100,000 (estimated net proceeds of $2,760,000) from a potential buyer to purchase all of the Company’s property.  In the fourth quarter of 2009, the Company and the potential buyer reached several roadblocks while negotiating a purchase and sale agreement. The Company then revived discussions with parties that had earlier expressed an interest in acquiring the properties but had dropped out of the bidding.  As a result of these discussions, the Company received a higher offer from a second bidder. On November 5, 2009, the Company entered into an agreement with the second bidder, a commercial real estate developer, to sell these properties for a gross selling price of $3,500,000, resulting in estimated net proceeds of $3,100,000. The Company recorded a credit to impairment charges of $410,000 in the third quarter of 2009. The $3,100,000 net carrying value of the assets held for sale as of September 30, 2009 represents management’s expected selling price less direct costs to sell.

Equipment

In the third quarter of 2008, the Company recorded an impairment charge of $573,000 based on a review of equipment that would be sold with the buildings.

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

During the second quarter of 2009, much of the Company’s lab and office equipment was listed for sale. The Company has not recorded a further impairment charge on its equipment. As a result of sales of these assets in the third quarter of 2009, primarily from the auction held in July 2009, the Company received cash proceeds of approximately $147,000 and recorded a gain of approximately $105,000. The remaining held for use long-lived assets at September 30, 2009 consist of computer and office equipment with an estimated fair value of $5,000.

(5) RESTRUCTURING OF WORKFORCE

In early 2008, the Company commenced a restructuring plan, including reductions in workforce, to focus the Company’s resources on advancing its clinical assets. Affected employees have been and are eligible for a severance package that includes severance pay, continuation of benefits and outplacement services.

In the first half of 2008, the Company announced reductions in its workforce in which it eliminated approximately 115 employee positions, inclusive of both administrative and research functions, representing approximately 80% of its total workforce at the time. Accordingly, a charge of $2,490,000 was recorded in the first quarter of 2008, including $2,390,000 related to employee separation costs and $100,000 related to outplacement and administrative fees. A charge of $2,640,000 was recorded in the second quarter of 2008, including $2,550,000 related to employee separation costs and $90,000 related to outplacement and administrative fees. The majority of these severance costs were paid during 2008.

In May 2008, the Company provided confirmation letters to all benefit-eligible employees indicating that each terminated employee would receive stated severance benefits if severed prior to December 31, 2009. The issuance of these letters changed the Company’s accounting guidance for further severance activities and required that employee separation costs, as well as any related outplacement and administrative fees, be accrued on the balance sheet and recognized as expense in the statement of operations once the obligation became probable provided that the amount can be reasonably estimated. All charges are shown on the Restructuring of workforce line item in the Company’s Statement of Operations, except for those that reflect the portion of an employee’s severance post-notification which applies to required transitional performance obligations. That portion is included within the Research and development and General and administrative line items.

In the first nine months of 2009, the Company further reduced its workforce by 21 employees, representing 71% of its total workforce, which resulted in approximately $322,000, $989,000, and $(3,000) of restructuring expense in the first, second and third quarters of 2009, respectively. In addition, subsequent to June 30, 2009 but prior to the filing of the second quarter Form 10-Q, management deemed it probable that further reductions would occur prior to year-end as evidenced by its announced plans in May 2009 to pursue strategic options for the Company (see Note 2). In accordance with accounting guidance governing restructuring plans, the Company accrued for the probable future severance costs as of June 30, 2009. As of September 30, 2009, the total remaining amount of the future commitment to employees not notified by quarter-end pursuant to the May 2008 confirmation letters was approximately $1,504,000, including approximately $1,309,000 that will be paid pursuant to existing employment contracts and $195,000 that will be paid to employees without an employment agreement. Of this $1,504,000 severance accrual, $1,366,000 was previously included as Restructuring of workforce expense and $138,000 was previously included within Research and development expense and General and administrative expense in the accompanying statement of operations. It is expected that the majority of this severance will be paid during 2009.

(6) FAIR VALUE MEASUREMENTS

The following tables represent the Company’s fair value hierarchy for its assets (investments and long-lived assets), which are measured at fair value (in thousands):

	September 30, 2009
	Level 1	Level 2	Level 3	Total

Assets held for sale	$-	$3,170	$-	$3,170
Total	$-	$3,170	$-	$3,170

	December 31, 2008
	Level 1	Level 2	Level 3	Total

U.S government notes	$-	$1,513	$-	$1,513
Corporate notes and bonds		5,454	-	5,454
Assets held for sale	-	-	5,108	5,108
Total	$-	$6,967	$5,108	$12,075

The Company has no marketable securities at September 30, 2009.

The Company’s long-lived assets held for sale at September 30, 2009 are measured at fair value based on an agreement signed on November 5, 2009. As such, the inputs are observable and are classified within Level 2 of the valuation hierarchy.  Long-lived assets held for sale with a carrying amount of $6,732,000 were written down to their fair value of $2,802,000, net of costs to sell, resulting in a loss of $3,930,000 during the quarter ended June 30, 2009, which was included in earnings for the nine months ended September 30, 2009.  During the third quarter of 2009, the Company recorded a credit to impairment charges of $410,000 and disposed of assets held for sale with an approximate fair value of $42,000, resulting in a remaining fair value of $3,170,000.

(7) NET LOSS PER COMMON SHARE

With respect to net loss per common shares, basic loss per share reflects no dilution for common equivalent shares and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and unvested restricted stock and are calculated using the treasury stock method. Since the Company is in a loss position for all periods presented, the effect of potential common equivalent shares would have been anti-dilutive; therefore, the calculation of diluted loss per share does not consider the effect of stock options and unvested restricted stock.

Stock options of 3,876,240 and 5,940,217 (including 25,000 unvested restricted stock shares in 2008) in aggregate outstanding as of September 30, 2009 and 2008, respectively, represented all potentially dilutive securities that were excluded for the calculation of diluted loss per share.

(8) COMMITMENTS AND CONTINGENCIES

Tenant lease. In March 2009, a three-year lease commenced between Neurogen and a tenant for approximately 22,000 square feet of laboratory and office space.  The monthly rental income is approximately $40,000. The security deposit of approximately $121,000, which is classified as restricted cash and tenant security deposit on the Company’s balance sheet, is being held in an interest-bearing bank account.

Future severance. As of September 30, 2009, the Company has a future commitment of $1,504,000 relating to the restructuring of workforce as accrued on the accompanying balance sheet and described in Note 5.

Legal proceedings. On August 31, 2009, a putative class action complaint was filed in the Connecticut Superior Court for the New Haven Judicial District by Gabriel Guzman, one of Neurogen’s stockholders, against Neurogen, the members of its board of directors, Ligand and Merger Sub. The complaint generally alleges that Neurogen’s board of directors’ decision to enter into the proposed transaction with Ligand on the terms contained in the merger agreement constitutes a breach of their fiduciary duties and gives rise to other unspecified state law claims. The complaint also alleges that Ligand and Merger Sub aided and abetted Neurogen’s board of directors’ breach of their fiduciary duties. In addition, the complaint alleges that the named plaintiff will seek "equitable relief", including among other things, an order preliminarily and permanently enjoining the proposed transaction. On October 2, 2009, the plaintiff filed an amended complaint, adding certain claims that the directors had not properly disclosed all relevant information relating to the proposed merger. On October 22, 2009, the director defendants moved to dismiss the Amended Complaint on the basis that the individual defendants had not been properly served. In addition, the Company and the director defendants filed a motion to strike the Amended Complaint for failure to state a claim upon which relief could be granted. On that same date, Ligand filed a motion to strike the amended complaint for failure to state a claim upon which relief could be granted.

Neurogen can provide no assurance as to the outcome of the foregoing legal proceeding and its potential effect on the completion of the merger.

The defense of this or any future legal proceeding could divert management’s attention and resources from the needs of Neurogen's business. Neurogen may be required to make substantial payments or incur other adverse effects in the event of adverse judgments or settlements of any such proceedings. In addition, the merger may be delayed or prohibited as a result of this legal proceeding.  The Company has not accrued any potential charges that may result from this legal proceeding as of the balance sheet date since they are neither probable nor reasonably estimable.

(9) SALE OF PATENT ESTATES

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

(10) LOANS PAYABLE

Under the terms of its loan agreement with Webster Bank, Neurogen was required to comply with certain covenants, including a requirement that it maintain at least $25,000,000 in cash and marketable securities.  Since the Company’s cash balance declined below $25,000,000 during the second quarter of 2009 and Webster Bank requested full repayment, the entire loan balance was classified as current debt on the financial statements as of June 30, 2009. On August 5, 2009, the Company paid off its mortgage loan with Webster Bank in the amount of $3,682,000 million, which represented all principle and interest owed through the date of payoff.

Below is a summary of Neurogen’s existing debt facility as of September 30, 2009:

Lender	Date	Interest Rate (per annum)	Original Principal Amount	Outstanding Principal Amount	Maturity Date
Connecticut Innovations, Inc.	October 1999	7.5%	$5,000,000	$2,893,000	April 2016

(11) INCOME TAXES

As disclosed within the Company’s Form 10-K for the year ended December 31, 2008, the Company believed that it was entitled to a larger cash refund for tax credit carryovers from the state of Connecticut for certain prior years.  In the second quarter of 2006, the Company filed five complaints in Superior Court (for the tax years 2000-2004) seeking cash refunds of certain unused research and development tax credits that it alleges were wrongfully disallowed by the State of Connecticut. All five cases are entitled Neurogen Corporation v. Pam Law, Commissioner of Revenue Services of the State of Connecticut and are filed in Superior Court, Tax Session, for the State of Connecticut sitting in the Judicial District of New Britain and have case numbers HHB-CV-06-4010825S HAS, HHB-CV-06-4010826S HAS, HHB-CV-06-4010827S HAS, HHB-CV-06-4010828S HAS, and HHB-CV-06-4010882S HAS. Other Connecticut biotechnology companies also filed similar complaints. Those companies, together with the Department of Revenue Services agreed to use the appeal of one of those companies as a representative case for trial.  After protracted litigation, the Tax Session of the Superior Court held that the representative company was entitled to exchange the balance of its unpaid research and development credits with the State, but that representative company had applied prematurely to exchange credits from later years before it had fully exchanged credits from earlier years.  The representative company had appealed that decision to the Connecticut Supreme Court.  On May 12, 2009, the Supreme Court announced its decision to uphold the decision of the trial court.  As such, no refunds will be received. The assets that were reserved in connection with this matter have been written off.

(12) SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date the condensed, consolidated financial statements were filed.

Agreement to sell buildings. On November 5, 2009, the Company entered into an agreement with a commercial real estate developer to sell the Company’s properties for a gross selling price of $3,500,000.  These properties are held for sale on its condensed consolidated balance sheet at carrying value of $3,100,000 net of estimated costs to sell. Neurogen expects to close the deal, subject to the satisfaction of customary closing conditions, in the first quarter of 2010. Net proceeds from the sale will be eligible for payment to Neurogen’s stockholders through the CVR discussed in Note 3 in connection with the Company’s pending merger with Ligand.

(13) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. As of September 30, 2009, SFAS 165 has been incorporated within the FASB ASC 855. Its adoption in the second quarter ended June 30, 2009 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Priniciples – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standard Codification ™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. As of September 30, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. Its adoption in the third quarter ended September 30, 2009 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Note Regarding Forward-looking Statements

Statements that are not historical facts, including statements about the our confidence and strategies, the status of various product development programs, the opportunities to sell assets or the Company, including the Merger, the sufficiency of cash to fund future operations and our expectations concerning our development compounds, drug development technologies and opportunities in the pharmaceutical marketplace are “forward-looking statements” within the meaning of the Private Securities Litigations Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. These risks include, but are not limited to, the risk that the Merger may not close, including the risk that the required Neurogen stockholder approval for the Merger and related transactions may not be obtained, the possibility that expected synergies and cost savings will not be obtained or that litigation may delay the Merger, difficulties or delays in development, testing, regulatory approval, production and marketing of any of our drug candidates,  collaborations and alliances, acquisitions or business combinations, the failure to attract or retain key personnel, any unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates which could slow or prevent product development efforts, competition within our anticipated product markets, our dependence on corporate partners with respect to research and development funding, regulatory filings and manufacturing and marketing expertise, the uncertainty of product development in the pharmaceutical industry, inability to obtain sufficient funds through future collaborative arrangements, equity or debt financings or other sources to continue the operation of our business, risk that patents and confidentiality agreements will not adequately protect our intellectual property or trade secrets, dependence upon third parties for the manufacture of potential products, inexperience in manufacturing and lack of internal manufacturing capabilities, dependence on third parties to market potential products, lack of sales and marketing capabilities, potential unavailability or inadequacy of medical insurance or other third-party reimbursement for the cost of purchases of our products our recent operational restructuring and other risks detailed our Securities and

Exchange Commission filings, including our Annual Report on Form 10-K for the year ended December 31, 2008, each of which could adversely affect our business and the accuracy of the forward-looking statements contained herein.  Any new material changes in risk factors since the Annual Report on Form 10-K for the year ended December 31, 2008 are discussed further in Part II, Item 1A.

Overview

On August 23, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”) and a special purpose subsidiary of Ligand (“Merger Sub”), as amended by Amendment to the Merger Agreement dated September 18, 2009 and Amendment No. 2 to the Merger Agreement dated November 2, 2009. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Neurogen, with Neurogen continuing as the surviving entity (the “Merger”). We will no longer be a standalone entity at that time but will be a wholly-owned subsidiary of Ligand. We currently expect the merger transaction to close in the fourth quarter of 2009, subject to approval by our stockholders, certain regulatory clearances and satisfaction of other customary closing conditions (see Borrowings and Contractual Obligations and Footnote 3 to our condensed consolidated financial statements).

Since our inception in September 1987, we historically have been engaged in the discovery and development of drugs. In May 2009, we announced that we were pursuing strategic options, including a sale of the Company or its major assets, and that we were taking additional steps to conserve capital while we pursue these options. In connection with this announcement, we suspended the enrollment of patients in the only two drug development programs that were active at that time. We have not derived any revenue from product sales. If we resumed the development of our drug candidates, we expect to continue to incur significant losses prior to deriving any such product revenues or earnings. Operating revenues historically have come from multiple prior collaborations and license agreements under which we shared our technology and rights to our drug candidates with large pharmaceutical companies. However, proceeds of prior collaborations were not sufficient to sustain the drug research capabilities that were the source of these collaborations and we discontinued our research operations in 2008. The Company has considered and will continue to consider a liquidation of the Company if a suitable sale of the Company or its assets is not achieved. In the first nine months of 2009, we have also recorded operating income for the sales of certain non-core patent estates.

In the fourth quarter, Neurogen announced its analysis of results from the previously suspended Phase 2 study of aplindore in Restless Legs Syndrome (RLS). The Phase 2 RLS study was a randomized, placebo-controlled, double-blind, multi-center, parallel-group study designed to assess the efficacy, safety and tolerability of multiple doses of aplindore compared to placebo. The 5 treatment groups in the study were aplindore 0.05 mg, 0.1 mg, 0.25 mg, 0.5 mg and placebo, and subjects received a total of 4 weeks of treatment.  The lowest doses (0.05 mg and 0.1 mg) were not titrated, while the higher doses were titrated over 4 days (0.25 mg) and 7 days (0.5 mg).  The 0.5 mg treatment group was discontinued after approximately 2 months of enrollment.  Enrollment of patients in the study was suspended after randomization of 60% of the planned 195 subjects. The primary efficacy endpoint was the mean change in the International Restless Legs Syndrome Rating Scale (IRLS) from baseline. In this study, aplindore achieved statistically significant results versus placebo overall and at the 0.05 mg and 0.25 mg doses, but not at the 0.1 mg dose. In this study, aplindore was well tolerated at the lower doses.

The study enrolled 118 subjects with moderate-to-severe RLS. The Modified Intent to Treat (mITT) population was 116 subjects with 14 early terminations, of which 6 were due to aplindore-related adverse events.  Eighteen subjects received the discontinued 0.5 mg dose.  These subjects were not included in the efficacy analysis, but were included in the safety population.  The primary outcome (IRLS) showed a statistically significant improvement overall (ANCOVA p=0.0355) with statistically significant pairwise comparisons to placebo for the 0.05 mg dose (-5.8; p=0.0168) and the 0.25 mg dose (-6.3; p=0.0097).  The 0.1 mg dose showed a lower numeric improvement over placebo (-3.1; p=0.2025), which did not reach statistical significance, resulting in a “V”-shaped dose-response curve. The most common adverse events included nausea, somnolence, headache, and fatigue.  The incidence of these events in the non-titrated doses was considered comparable to or higher than those reported with the dopamine full agonists currently on the market.  In a single subject there were two Serious Adverse Events (“SAE’s”).  Neither SAE was considered to be drug-related.

The Company has concluded that while it saw indications of efficacy in the RLS study of aplindore, analysis of both efficacy and tolerability - when considered in the context of observations from similar clinical studies with drugs currently on the market - suggest the partial agonist profile of aplindore would not be differentiated from the full agonists which either are or will be generic by the time aplindore could be launched.

With respect to the Phase 2 study of aplindore in Parkinson’s disease suspended in the second quarter of 2009, due to the fact that at the time of suspending enrollment in that study only nine of an expected 169 Parkinson’s patients were enrolled, no analysis of that partial study will be performed.

We have not derived any revenue from product sales to date. If we were to resume development of our drug candidates, we would expect to incur substantial and increasing losses for at least the next several years and would need substantial additional financing to obtain regulatory approvals, fund operating losses, and if deemed appropriate, establish manufacturing and sales and marketing capabilities, which we would seek to raise through equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. In such scenario, there could be no assurance that such funds will be available on terms favorable to us, if at all. There could be no assurance that we would successfully complete our research and development, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for drug candidates we develop or that any approved drug candidates would be commercially viable. In addition, we may not be profitable even if we succeed in developing and commercializing any of our drug candidates. These circumstances raise substantial doubt about our ability to continue as a going concern. Additionally, the Report of the Independent Registered Public Accounting Firm to our audited financial statements for the period ended December 31, 2008 filed in the Annual Report on Form 10-K indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  If we became unable to continue as a going concern or were unable to complete a strategic transaction, we would have to liquidate our assets and might receive less than the value at which those assets are carried on the consolidated financial statements.

As mentioned above, we announced during the second quarter of 2009 that we had suspended the enrollment of patients in ongoing Phase 2 studies for Parkinson’s disease and RLS.  The costs incurred since this announcement have been associated with the continuation of previously enrolled subjects in the clinical studies. During the first nine months of 2009, we further reduced our development and administrative staff by 21 employees down to six full-time employees while we focus on strategic options.

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

Three Months Ended September 30, 2009 and 2008

Operating revenues. We had no operating revenues for the three months ended September 30, 2009 and 2008.

We do not anticipate any future revenues at this time other than potential income upon the sale or partnership, if any, of additional assets; however, we are eligible to receive potential future milestone payments and royalties under our agreement with Merck upon Merck’s achievement of certain development milestones.

Research and development expenses. We ceased research and development activities in the second quarter of 2009; all remaining costs are a result of wrapping up our prior activities. Research and development expenses were $1.0 million and $6.3 million for the three months ended September 30, 2009 and 2008, respectively. The $5.3 million decrease in research and development costs was primarily due to a $2.4 million reduction in outsourced clinical trials. The reduction is attributable to a $0.9 million decrease in the insomnia program that we are no longer pursuing as well as a $1.5 million decrease for the Parkinson’s disease and RLS programs as a result of the suspension of enrollment of patients in May 2009. Additionally, we had an overall decrease of $1.3 million in outsourced non-clinical development expenses, such as toxicology studies, chemical manufacturing, formulations and stability studies for all of our unpartnered programs. The reduction of internal research and development expenses of $1.7 million is primarily associated with a decrease in salary and benefits expenses of $0.9 million and facilities and utilities expenses of $0.4 million due to the restructuring plans that occurred in 2009 and 2008. Salary and benefits expenses associated with the 2009 and 2008 restructurings are excluded from the table below and discussed further in Restructuring of workforce. (See also Footnote 5 to our condensed consolidated financial statements.)

	Three Months Ended September 30,
	2009	2008	Change
	(in thousands)
Outsourced clinical expenses
Insomnia and anxiety	$-	$879	$(879)
Parkinson’s disease and RLS	486	1,982	(1,496)
Total outsourced clinical expenses	486	2,861	(2,375)
Outsourced non-clinical development expenses	15	1,289	(1,274)
Internal expenses
Salary and benefits	225	1,145	(920)
Supplies and research	42	232	(190)
Computer and office supplies	27	100	(73)
Facilities and utilities	47	456	(409)
Travel and other costs	117	194	(77)
Total internal expenses	458	2,127	(1,669)

Total research and development expenses	$959	$6,277	$(5,318)

Unless currently unpartnered programs are partnered, we retain all rights to our programs, and we expect that development costs would increase as each program progresses if we were to resume any research and development efforts.

General and administrative expenses. General and administrative expenses were $1.6 million and $2.0 million for the three months ended September 30, 2009 and 2008, respectively. The decrease was primarily a result of a reduction in salaries and benefits expense due to a smaller staff in 2009 compared to 2008.

	Three Months Ended September 30,
	2009	2008	Change
	(in thousands)
Salary and benefits	$430	$873	$(443)
Patents	95	228	(133)
Facilities and utilities	154	128	26
Administrative	794	612	182
Travel, supplies and other costs	94	146	(52)

Total general and administrative expenses	$1,567	$1,987	$(420)

Asset impairment charges. There was an asset impairment credit of $0.4 million for the three months ended September 30, 2009 compared to asset impairment charges of $3.2 million for the three months ended September 30, 2008. The 2009 impairment credit was a result of the signed agreement to sell the three properties held for sale for an estimated net sales price of $3.1 million. The 2008 impairment charge was the initial impairment based on market conditions and realtor guidance when only two of our three properties were listed for sale.

Gain on warrants to purchase common stock. In the third quarter of 2008, we recorded a non-recurring gain on warrants to purchase common stock of $4.7 million in connection with our April 2008 financing.  There was no related gain in the same period of 2009.  The financing is discussed further in Liquidity and Capital Resources.

Other income, net of interest expense. Other income, net of interest expense, was approximately $0.2 million for the three months ended September 30, 2009, compared to $0.1 million for the same period in 2008. The increase is due to a reduction in interest payments on debt obligations after the August 2009 payoff of our Webster mortgage.

Net loss attributable to common stockholders. The Company recognized a net loss attributable to common stockholders of $1.9 million for the three months ended September 30, 2009 compared to $31.7 million for the same period in 2008. The $29.8 million decrease in net loss was primarily a result of the recognition of deemed preferred dividends offset by a gain on warrants to purchase common stock, both of which were included in the three months ended September 30, 2008; there was no similar gain or dividends in the same period in 2009. Additionally, there was a significant decrease in operating expenses for the 2009 period.

Nine Months Ended September 30, 2009 and 2008

Operating revenues. We had $2.7 million in operating revenues for the nine months ended September 30, 2009 compared to no operating revenues for the same period in 2008.  The increase is a result of two patent sales in the second quarter of 2009.  The first was the sale of a non-core patent estate for $0.4 million to a global pharmaceutical company. The second was the sale of our C5a patent estate to a large pharmaceutical company for $2.3 million. Payments of the proceeds from these sales were subject to customary conditions relating to delivery of the compounds and related information. Neurogen satisfied all obligations under the sales, received all proceeds, and recognized income in the second quarter of 2009.

We have no future revenues anticipated at this time other than potential revenues upon the sale or partnership, if any, of additional assets; however, we are eligible to receive potential future milestone payments and royalties from the Merck Collaboration upon their achievement of certain development milestones.

Research and development expenses. We ceased research and development activities in the second quarter of 2009; all remaining costs are a result of wrapping up our prior activities. Research and development expenses were $7.0 million and $26.3 million for the nine months ended September 30, 2009 and 2008, respectively. The $19.3 million decrease in research and development costs was primarily due to a reduction in outsourced clinical trials.  The reduction is attributable to a $3.3 million decrease in costs for the insomnia and anxiety program and a $0.1 million decrease in costs for the obesity program, both of which we are no longer pursuing, as well as a $3.5 million decrease for the Parkinson’s disease and RLS programs as a result of our suspension of enrollment of patients in May 2009. Outsourced non-clinical development expenses, such as toxicology studies, chemical manufacturing, formulations and stability studies for all of our unpartnered programs decreased by $5.9 million in 2009 compared to the same period in 2008 primarily as a result of our elimination of the insomnia, anxiety and obesity programs referred to above. Finally, there was a reduction in internal research and development work as a result of the restructuring plans that occurred in 2008, which were of greater magnitude than restructurings completed in 2009. Salary and benefits expenses associated with the 2009 and 2008 restructurings are excluded from the table below and discussed further in Restructuring of workforce. Additionally, see the discussion below in General and administrative expenses for an explanation of how the allocation of facility expenses shifted from research and development expenses to general and administrative expenses once the facilities were classified as held for sale.

	Nine Months Ended September 30,
	2009	2008	Change
	(in thousands)
Outsourced clinical expenses
Insomnia and anxiety	$-	$3,307	$(3,307)
Obesity	-	138	(138)
Parkinson’s disease and RLS	3,057	6,566	(3,509)
Total outsourced clinical expenses	3,057	10,011	(6,954)
Outsourced non-clinical development expenses	815	6,752	(5,937)
Internal expenses
Salary and benefits	2,217	5,328	(3,111)
Supplies and research	298	1,162	(864)
Computer and office supplies	97	335	(238)
Facilities and utilities	288	1,915	(1,627)
Travel and other costs	238	823	(585)
Total internal expenses	3,138	9,563	(6,425)

Total research and development expenses	$7,010	$26,326	$(19,316)

Unless currently unpartnered programs are partnered, we retain all rights to our programs, and we expect that development costs would increase as each program progresses if we were to resume any research and development efforts in the future.

        General and administrative expenses. General and administrative expenses were $4.9 million for the nine months ended September 30, 2009 and 2008. Salaries and benefits expense was $1.7 million for the nine month period in 2009 versus $2.1 million in the comparable period in 2008 due to a significantly smaller staff in 2009 compared to 2008. This decrease was offset by an increase in costs associated with our facilities. During the time the facilities were in use for research and development activities, facility expenses were recognized as research and development expenses.  Once the facilities were classified as held for sale, the expenses associated with those facilities shifted to general and administrative costs. Due primarily to the fact that the facilities were held for sale in the first nine months of 2009, the facilities- and utilities-related expenses component of general and administrative expenses increased year over year while the facilities and utilities related expenses component of research and development expenses decreased year over year.  For the total Company, facilities and utilities costs have decreased by $1.4 million, down from $2.3 million for the nine months ended September 30, 2008 to $0.9 million for the same period in 2009 as a result of the decrease in operating activities in facilities not in use.

	Nine Months Ended September 30,
	2009	2008	Change
	(in thousands)
Salary and benefits	$1,721	$2,074	$(353)
Patents	320	469	(149)
Facilities and utilities	591	429	162
Administrative	1,771	1,519	252
Travel, supplies and other costs	478	415	63

Total general and administrative expenses	$4,881	$4,906	$(25)

Asset impairment charges. Asset impairment charges were $8.8 million and $10.4 million for the nine months ended September 30, 2009 and 2008. In the first quarter of 2009, market developments caused us to change our business plan and assess our assets held for use for impairment. At the time of the assessment, the held for use long-lived assets consisted primarily of a building currently occupied by the Company, as well as certain laboratory and office equipment. As a result of such assessment, we determined that the carrying value of these long-lived assets exceeded the expected future undiscounted cash flows. Accordingly, we recognized a $4.8 million impairment loss in the first quarter of 2009, based on the difference between the carrying value of these long-lived assets and the estimated fair value of $2.1 million. Additionally, we recorded an impairment charge of $0.4 million and $0.1 million for buildings and equipment held for sale, respectively. In the second quarter of 2009, we placed substantially all of our remaining property, which had been previously considered held for use, up for sale and recorded a further impairment charge on all land and buildings of $3.9 million based on an offer of $3.1 million from a potential buyer of our property. In the third quarter of 2009, we recorded a credit of $0.4 million as a result of the signed agreement to sell the three properties held for sale. The $3.1 million net carrying value of the assets held for sale as of September 30, 2009, represents our expected selling price of $3.5 million less direct costs to sell. The 2008 impairment charge was based on the two impairment assessments of market conditions and realtor guidance conducted in connection with the listing of two of our three properties for sale.

Restructuring of workforce. Restructuring of workforce charges were $2.7 million and $5.1 million for the nine months ended September 30, 2009 and 2008. The restructuring charge in 2009 includes reductions in workforce in which we eliminated 21 employee positions inclusive of both administrative and research functions, representing approximately 71% of our total workforce at that time.  Expenses associated with these workforce reductions were $1.3 million.  These expenses related primarily to employee separation costs as well as outplacement and administrative fees, which will be paid prior to the conclusion of the first quarter of 2010.  Additionally, we recognized $1.4 million in future severance payments, which are included in the total remaining $1.5 million future severance commitment, accrued for on the balance sheet as of September 30, 2009, since payout of these amounts became probable for the remaining six active, full-time employees. The restructuring charge in 2008 is associated with the reductions in workforce announced on February 5, 2008 and April 8, 2008. As part of these plans, we eliminated approximately 115 employee positions inclusive of both administrative and research functions, which represented approximately 78% of our total workforce at that time. Affected employees were eligible for a severance package that included severance pay, continuation of benefits and outplacement services.

       Gain on warrants to purchase common stock. In the nine months ended September 30, 2008, we recorded a nonrecurring gain on warrants to purchase common stock of $16.7 million in connection with our April 2008 financing.  There was no similar gain in the same period of 2009.  The financing is discussed further in Liquidity and Capital Resources.

 Other income, net of interest expense. Other income, net of interest expense, was $0.3 million for the nine months ended September 30, 2009, compared to $0.5 million for the same period in 2008. The decrease is associated with our lower investment balance during 2009 offset in part by a decrease in interest rates associated with our debt obligations as well as fewer interest payments due to the August 2009 payoff of the Webster mortgage.

Net loss attributable to common stockholders. The Company recognized a net loss attributable to common stockholders of $20.3 million for the nine months ended September 30, 2009 compared to $60.1 million for the same period in 2008. The $39.8 million decrease in net loss was primarily a result of the recognition of deemed preferred dividends partially offset by a gain on warrants to purchase common stock, both of which were included in the nine months ended September 30, 2008; there was no similar gain or dividends in the same period of 2009. Additionally, there was a significant decrease in operating expenses partially offset by the increase in income for the 2009 period.

Liquidity and Capital Resources

On August 23, 2009, we entered into the Merger Agreement with Ligand and the Merger Sub, as amended by Amendment to the Merger Agreement dated September 18, 2009 and Amendment No. 2 to the Merger Agreement dated November 2, 2009. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Sub will merge with and into Neurogen, with Neurogen continuing as the surviving entity (“the Merger”). We will no longer be a standalone entity at that time but will be a wholly-owned subsidiary of Ligand. We currently expect the Merger to close in the fourth quarter of 2009, subject to stockholder approval, certain regulatory clearances and other closing conditions. If the Merger is not consummated and we remain an independent company, we will seek to consummate other strategic options including a sale of the Company or its major assets or a liquidation of the Company.

At September 30, 2009 and December 31, 2008, cash, cash equivalents and marketable securities in the aggregate were $15.3 million and $31.1 million, respectively. At September 30, 2009, all of our liquid assets were in cash and cash equivalents; we had no marketable securities. Our combined cash and other short-term investments decreased due to funding of operations, expenses related to the advancement of our clinical programs, and repayment of outstanding loans, offset in part by the receipt of $2.7 million in connection with the sale of certain non-core patent estates and $0.2 million in connection with the sale of property, plant and equipment held for sale on our balance sheet.

The levels of cash, cash equivalents and marketable securities have fluctuated significantly in the past.  Our current plan is to conserve our cash resources while we pursue closing the Merger or other strategic options, including a sale of the Company or a sale of our major assets, if the Merger Agreement with Ligand is terminated and the Merger is not consummated.  Accordingly, in May 2009, we suspended enrolling new patients in our clinical studies for Parkinson’s disease and RLS.  Consistent with these plans, we have also reduced our staff positions by approximately 71% percent since December 31, 2008 down to six full-time employees at September 30, 2009.  As of September 30, 2009, our working capital was $15.7 million compared to $28.4 million at December 31, 2008.

Cash used in operating activities was $11.3 million for the nine months ended September 30, 2009 and was primarily attributable to our $20.3 million net loss, offset by $8.8 million of non-cash charges related to an impairment loss on assets held for sale and held for use. Cash used in operating activities was $36.9 million for the nine months ended September 30, 2008.  This was primarily attributable to our $29.5 million net loss, which included a $16.7 million non-cash gain on warrants to purchase Common Stock and $10.5 million in non-cash charges related to fixed asset impairments and losses on sale of equipment.

Cash provided by investing activities was $7.1 million for the nine months ended September 30, 2009 and was primarily attributable to the maturities of marketable securities. Cash provided by investing activities was $11.4 million for the nine months ended September 30, 2008 and was attributable to the maturities of marketable securities and proceeds received for the sale of assets offset by minimal purchases of property, plant and equipment.

Cash used in financing activities was $4.6 million for the nine months ended September 30, 2009 and was attributable to the payoff of the Webster mortgage in August 2009 as well as the principal payments of our CII loan balance. Cash provided by financing activities was $27.3 million for the nine months ended September 30, 2008 and was attributable to proceeds received for the issuance of the Company’s non-voting Series A Exchangeable Preferred Stock (the “Preferred Stock”), net of issuance costs, offset by principal payments of loan balances. On April 7, 2008, the Company entered into a financing transaction pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) among the Company and selected institutional investors (the “Purchasers”). Under the Securities Purchase Agreement, the Company agreed to issue and sell to the Purchasers (i) an aggregate of 981,411 shares of its Preferred Stock, par value $0.025 per share and (ii) warrants (the “Warrants”) to acquire a number of shares of common stock, par value $0.025 per share (the “Common Stock”) equal to 50% of the number of shares of Common Stock into which one share of Preferred Stock was exchangeable at the time the Warrant is exercised. Each share of the Preferred Stock was automatically exchangeable for 26 shares of common stock at $1.20 per share upon stockholder approval of the transaction terms.  The total purchase price paid by the Purchasers was $30.6 million resulting in net proceeds to the Company of approximately $28.4 million, after deducting placement agent fees and other offering expenses paid by the Company.  On July 25, 2008, the Company's stockholders voted to approve the exchange of Preferred Stock for Common Stock, and all of the Company's outstanding Preferred Stock was exchanged for 25,516,686 shares of Common Stock.

Our cash requirements to date have been met primarily by the proceeds of our equity financing activities, amounts received pursuant to collaborative research, licensing or technology transfer arrangements, certain debt arrangements, interest earned on invested funds, and most recently, the sale of certain non-core assets. Our equity financing activities have included underwritten public offerings of common stock, private placement offerings of common stock and private sales of common stock in connection with collaborative research and licensing agreements. Our expenditures have funded research and development, general and administrative expenses, and the construction and outfitting of our research and development facilities

Currently, we plan to continue our reduced operations while pursuing the Merger with Ligand or if the Merger does not close other strategic options, including a sale of the Company or a sale of major assets or a liquidation of the Company.  We believe we will be able to realize our assets and discharge our liabilities in the normal course of business. At September 30, 2009, there was a substantial doubt about our ability to continue as a going concern without raising additional financial resources if we were to resume development or our clinical assets. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.  While we believe our current cash and short-term securities resources would be sufficient to fund our planned pursuit of strategic options beyond 2010, it is not our intention to do so, and we plan to conclude a strategic option as soon as possible.

Borrowings and Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations are summarized in Form 10-K for the twelve-month period ended December 31, 2008 in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption  Contractual Obligations.  There has been no material change in our contractual obligations since December 31, 2008, except as described below. Below is a summary of our existing debt facility as of September 30, 2009:

Lender	Date	Interest Rate (per annum)	Original Principal Amount	Outstanding Principal Amount	Maturity Date
Connecticut Innovations, Inc.	October 1999	7.5%	$5,000,000	$2,893,000	April 2016

Under the terms of our loan agreement with Webster Bank, we were required to comply with certain covenants, including a requirement that we maintain at least $25.0 million in cash and marketable securities.  Since our cash balance declined below $25.0 million during the second quarter of 2009 and Webster Bank requested full repayment, the entire loan balance was previously classified as current debt on the financial statements. On August 5, 2009, we paid off our mortgage loan with Webster Bank in the amount of $3.7 million, which represented all principle and interest owed through the date of payoff.

As of September 30, 2009, we do not have any significant lease or capital expenditure commitments.

Critical Accounting Judgments and Estimates

The discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. We make estimates in the areas of revenue recognition, accrued expenses, income taxes, stock-based compensation, and marketable securities, and base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. For a complete description of our accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” and “Notes to Consolidated Financial

Statements” in Neurogen Corporation’s Form 10-K for the year ended December 31, 2008. There were no new significant accounting estimates in the third quarter of 2009, nor were there any material changes to the critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2009.

 Recently Issued Accounting Pronouncements

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. As of September 30, 2009, SFAS 165 has been incorporated within the FASB ASC 855. Its adoption in the second quarter ended June 30, 2009 did not have a material effect on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Priniciples – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standard Codification ™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. As of September 30, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. Its adoption in the third quarter ended September 30, 2009 did not have a material effect on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Business and Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based on this evaluation, the Company's Chief Executive Officer and Chief Business and Financial Officer concluded that, as of September 30, 2009, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Business and Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  As a part of our recent restructuring, we have reduced the size of our accounting and finance staff.  However, despite these changes, we believe our system of internal controls remains adequate and sound and we have not made changes to our system of internal controls that we believe are material considering our current operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 31, 2009, a putative class action complaint was filed in the Connecticut Superior Court for the New Haven Judicial District by Gabriel Guzman, one of Neurogen’s stockholders, against Neurogen, the members of its board of directors, Ligand and Merger Sub. The complaint generally alleges that Neurogen’s board of directors’ decision to enter into the proposed transaction with Ligand on the terms contained in the merger agreement constitutes a breach of their fiduciary duties and gives rise to other unspecified state law claims. The complaint also alleges that Ligand and Merger Sub aided and abetted Neurogen’s board of directors’ breach of their fiduciary duties. In addition, the complaint alleges that the named plaintiff will seek "equitable relief", including among other things, an order preliminarily and permanently enjoining the proposed transaction. On October 2, 2009, the plaintiff filed an amended complaint, adding certain claims that the directors had not properly disclosed all relevant information relating to the proposed merger. On October 22, 2009, the director defendants moved to dismiss the Amended Complaint on the basis that the individual defendants had not been properly served. In addition, the Company and the director defendants filed a motion to strike the Amended Complaint for failure to state a claim upon which relief could be granted. On that same date, Ligand filed a motion to strike the amended complaint for failure to state a claim upon which relief could be granted.

Neurogen can provide no assurance as to the outcome of the foregoing legal proceeding and its potential effect on the completion of the merger.

The defense of this or any future legal proceeding could divert management’s attention and resources from the needs of Neurogen's business. Neurogen may be required to make substantial payments or incur other adverse effects in the event of adverse judgments or settlements of any such proceedings. In addition, the merger may be delayed or prohibited as a result of this legal proceeding. Neurogen has not accrued any potential charges that may result from this legal proceeding as of September 30, 2009 since they are neither probable nor reasonably estimable.

ITEM 1A. RISK FACTORS

The following is an addition for the nine months ended September 30, 2009 to the risks previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Our company is in a transition phase, and the future of our company is uncertain.

In May 2009, we announced that we were exploring strategic options, including a sale of the Company or a sale of our major assets, while taking additional steps to conserve capital. In connection with this announcement, we suspended enrollment of new patients in Phase 2 studies for our lead product candidate, aplindore for Parkinson’s disease and RLS. Since December 31, 2008, we have eliminated approximately 70% of our staff positions and currently have a full time staff of six employees.  We have engaged an independent strategic advisor to review these strategic opportunities, and as a result of this review, we entered into the Merger Agreement with Ligand. However, we may be unsuccessful in consummating any such transaction on terms acceptable to us, and if at any point during the review, it becomes evident to our Board of Directors that a favorable transaction is unlikely to be consummated, we intend to continue to consider other options, such as a full or partial distribution of cash to stockholders. Absent an extraordinary transaction, however, we may not be able to continue our operations.

The number of shares of Ligand common stock and the CVRs that Neurogen stockholders will receive in connection with the Merger will fluctuate and based upon the current value of Ligand shares, Neurogen stockholders would receive less than $11,000,000 in shares of Ligand common stock at the closing.

The number of shares and precise value of the merger consideration to be received by Neurogen stockholders at the effective time of the Merger cannot be determined at the present time.  The exchange ratio, which determines the number of shares of Ligand common stock that Neurogen stockholders will receive in connection with the Merger, will not be determined until shortly before the special meeting of Neurogen stockholders. The price of Ligand common stock at the closing of the Merger may vary from its price on the date the Merger Agreement was executed, on the date hereof and on the date of the special meeting of Neurogen stockholders.  Stock price changes may result from a variety of factors beyond Ligand’s control, including general economic and market conditions.

If the Merger is approved by Neurogen’s stockholders and the other conditions to the Merger are satisfied or waived, upon completion of the Merger, Ligand would issue to Neurogen’s stockholders a number of shares of its common stock equal to an approximate aggregate market value of up to $11,000,000, as adjusted to reflect Neurogen’s net cash position as of the third trading day before the date of the special meeting of Neurogen stockholders.  However, Ligand is not required to issue more than 4,200,000 shares of its common stock in the Merger, and Neurogen may terminate the Merger Agreement if application of the share cap would cause Neurogen stockholders to receive less than $11,000,000 in Ligand common stock and Ligand does not waived the share cap. Currently, Ligand’s stock is trading at a level where application of the share cap would limit the amount of stock Ligand is obligated to issue to less than $11,000,000.  Ligand’s share price of $1.75 on November 3, 2009 would require Ligand to issue approximately 6.3 million shares in order to provide Neurogen stockholders with an approximate aggregate market value of $11,000,000, which exceeds 4,200,000 shares and would cause the share cap to apply.  If the closing of the merger occurred on November 3, 2009 and Neurogen’s Board of Directors decided not to terminate the Merger agreement, Neurogen’s stockholders would receive the number of Ligand shares with an approximate aggregate market value of $7,350,000, based on Ligand’s share price of $1.75 on such date. The Neurogen Board of Directors has not made a decision at this time on the course of action the Company will take when and if the share cap is applied.

In addition, there will be a period of time between completion of the Merger and the time at which former Neurogen stockholders actually receive stock certificates evidencing the Ligand common stock.  Until stock certificates are received, former Neurogen stockholders may not be able to sell their Ligand shares in the open market and, therefore, may not be able to avoid losses from any decrease in the trading price of Ligand common stock during that period.

The Ligand merger is subject to closing conditions that could result in the completion of the merger being delayed or not consummated, which could negatively impact Neurogen’s stock price and future options.

Completion of the Merger is conditioned upon Ligand and Neurogen satisfying closing conditions, including adoption of the merger agreement by Neurogen’s stockholders, all as set forth in the merger agreement. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived, and the merger may not be consummated. Failure to consummate the Merger could negatively impact Neurogen’s stock price, future business and operations, financial condition and strategic options.  Also, any delay in the consummation of the Merger or any uncertainty about the consummation of the Merger may adversely affect the future business options and share price of Neurogen’s stock.

If the Merger is not completed for any reason, the ongoing business of Neurogen may be adversely affected and will be subject to a number of risks, including:

•	Neurogen may be required, under some circumstances, to pay Ligand a termination fee of up to $475,000.

•	the potential for employee attrition from Neurogen’s small staff and other affirmative and negative covenants in the merger agreement restricting Neurogen’s business pre-closing;

•	failure to pursue other beneficial opportunities as a result of the focus of management on the Merger, without realizing any of the anticipated benefits of the Merger;

•	the market price of Ligand common stock or Neurogen common stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed;

•	Neurogen may experience negative reactions to the termination of the merger from licensors, collaborators, suppliers, or other strategic partners; and

•	Neurogen’s costs incurred related to the Merger, such as legal and accounting fees, must be paid even if the Merger is not completed.

If the Merger Agreement is terminated and Neurogen’s board of directors seeks another merger or business combination, Neurogen stockholders cannot be certain that Neurogen will be able to find a party willing to pay a price equivalent to or more attractive than the price Ligand has agreed to pay in the merger.

Consistent with our plan to pursue a sale of the Company or another strategic option, we have reduced our staff accordingly.

Since the beginning of 2009 we have been engaged in staff reduction and we currently have only six full time employees.  While the reductions in staff have been consistent with our plan to sell the Company or pursue another strategic option, it limits our ability to engage in other operational options.  In addition, the impact of any employee attrition is relatively greater for a company of our current size.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable for the quarter ended September 30, 2009.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable for the quarter ended September 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable for the quarter ended September 30, 2009.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 10.1	Purchase and Sale Agreement between Neurogen Corporation, Neurogen Properties LLC, and Investment Capital Partners, LTD. dated as of November 5, 2009.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROGEN CORPORATION
By:	/s/ THOMAS A. PITLER
Thomas A. Pitler Senior Vice President and Chief Business and Financial Officer (Duly Authorized Officer) Date: November 6, 2009