Form 10-Q/A
period 2009-09-30
NEUROGEN CORP
filed 2009-11-09
CIK 849043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
EXPLANATORY NOTE

Neurogen Corporation is filing this Amendment to its periodic report on Form 10-Q for the period ended September 30, 2009, which was previously filed with the Securities and Exchange Commission on November 6, 2009, to include the signed certifications in Exhibits 31.1, 31.2, 32.1, and 32.2. All other information remains the same.

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